Form 10-Q
period 1998-03-31
ANWORTH MORTGAGE ASSET CORP
filed 1998-05-15
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                            ----------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
          ______________

                         Commission File No. 333-38641
                            ______________________

                      ANWORTH MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its charter)

             MARYLAND                                    52-2059785
    (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

        1299 Ocean Avenue, #200
        Santa Monica, CA                                   90401
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code: (310) 394-0115
                            ______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                               ---    ---

As of March 31, 1998, 2,200,100 shares of Common Stock, $0.01 par value per share were issued and outstanding.

                            ______________________

================================================================================

                                 INDEX
                                 -----

Part I.  Financial Information                                                                        Page
-------  ---------------------                                                                        ----
Item 1.    Financial Statements

           Balance sheet............................................................................   3

           Statement of Operations (unaudited) for the period March 17, 1998
            (Commencement of Operations) to March 31, 1998..........................................   4

           Statement of Cash Flows (unaudited) for the period March 17, 1998
            (Commencement of Operations) to March 31, 1998..........................................   5

           Notes to Financial Statements............................................................   6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......   12

Part II. Other Information
-------- -----------------

Item 1.    Legal Proceedings........................................................................   15

Item 2.    Changes in Securities....................................................................   15

Item 3.    Defaults upon Senior Securities..........................................................   15

Item 4.    Submission of Matters to a Vote of Security Holders......................................   15

Item 5.    Other Information........................................................................   15

Item 6.    Exhibits and Reports on Form 8-K.........................................................   15

Signatures..........................................................................................   16
----------

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

Balance Sheet

                                                        March 31, 1998
Assets
  Cash and cash equivalents                                $12,591,200
  Mortgage backed securities                               112,533,613
  Accrued interest receivable                                  695,525
  Deferred organization expenses                                11,889
                                                       ---------------
                                                          $125,832,226
                                                       ===============

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                            $83,506,641
  Payable for purchase of ARM securities                    23,858,863
  Accrued interest payable                                      41,679
  Accrued expenses and other                                    27,061
  Estimated offering expenses payable                          466,500
                                                       ---------------
                                                           107,900,744
                                                       ---------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                 -
  Common stock; par value $.01 per share;                       22,001
    authorized 100,000,000 shares;  2,200,100
    shares issued and outstanding
  Additional paid in capital                                17,892,999
  Retained Earnings                                             16,482
                                                       ---------------
                                                            17,931,482
                                                       ---------------
                                                          $125,832,226
                                                       ===============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Operations

                                                  Period from
                                                 March 17, 1998
                                               (Commencement of
                                               of Operations) to
                                                 March 31, 1998
Interest income from ARMS,
  net of amortization of premium                         $35,171
Interest income from short-term
  investments                                            $38,229
                                                 ---------------
                                                         $73,400
                                                 ---------------
Expenses:
  Interest expense                                       $41,679
  Management fee                                          $6,928
  Other expense                                           $8,311
                                                 ---------------
                                                         $56,918
                                                 ---------------


Net Income                                               $16,482
                                                  ==============

Earnings per share                                         $0.01
                                                  ==============

Average number of shares outstanding                   2,200,100
                                                  ==============


See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Cash Flows

                                                                          Period from
                                                                         March 17, 1998
                                                                       (Commencement of
                                                                       of Operations) to
                                                                         March 31, 1998
Operating Activities:
  Net income                                                                 $16,482
  Adjustments to reconcile net income to
  net cash provided by operating activites:
    Amortization                                                               5,349
    Decrease (increase) in accrued interest receivable                      (695,525)
    Decrease (increase) in deferred organization expense                     (11,889)
    Increase (decrease) in accrued interest payable                           41,679
    Increase (decrease) in accrued expenses and other                         27,061
      and accrued expenses                                                         -

                                                                     ---------------
            Net cash provided by operating activities                       (616,842)

Investing Activities:
  Purchases of available for sale securities                             (88,680,099)
                                                                     ---------------
    Net cash (used in) for investing activities                          (88,680,099)

Financing Activities:
  Net borrowings from reverse repurchase agreements                       83,506,641
  Proceeds from common stock issued, net                                  18,380,500
                                                                     ---------------
    Net cash provided by financing activities                            101,887,141
                                                                     ---------------
Net increase (decrease) in cash and cash equivalents                      12,590,200
Cash and cash equivalents at beginning of period                               1,000
                                                                     ---------------
Cash and cash equivalents at end of period                               $12,591,200
                                                                     ===============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 1998

NOTE 1.   Organization and Significant Accounting Policies

Anworth Mortgage Asset Corporation (the "Company") was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate Mortgage-Backed Securities on March 17, 1998, upon completion of its initial public offering of the Company's common stock.

A summary of the company's significant accounting policies follows:

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed Balance Sheet as of March 31, 1998 and the condensed Statements of Operations and Cash Flows for the period ended March 31, 1998 and related notes are unaudited. The operating results for the fifteen-day period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less.

The carrying amount of cash equivalents approximates their fair market value.

Mortgage Backed Securities

The Company's mortgage backed securities (MBS) are adjustable-rate mortgage ("ARM") securities and fixed-rate mortgage backed securities.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. It is the Company's policy to classify each of its MBS securities as available-for-sale and then to monitor the security's performance over time before making a final determination as to the permanent classification. At this time all of the Company's MBS securities are classified as available-for-sale. All assets that are classified as available-for-sale are recorded at fair market value.

Interest income is accrued based on the outstanding principal amount of the MBS securities and their contractual terms. Premiums associated with the purchase of MBS securities are amortized into interest income over the estimated lives of the asset using the effective yield method.

MBS transactions are recorded on the date the securities are purchased or sold.

Credit Risk

At March 31, 1998 the Company has limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. Only one security in the portfolio, representing $714,396 in market value, was not issued by one of these agencies and it is rated "AAA". At March 31, 1998, all of the Company's ARM securities have an implied "AAA" rating.

Deferred Organization Expenses

With the completion of the public offering of common stock, the Company became liable for estimated organization expenses in the amount of $11,889, which will be charged against current income during fiscal 1998.

Income Taxes

The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements.

Earnings per Share

Earnings per share is computed by dividing net income by the average number of common shares and common share equivalents (e.g., stock options), if dilutive, outstanding during the period.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  Mortgage Backed Securities

The following table pertains to the Company's MBS classified as available-for-sale as of March 31, 1998, which are carried at their fair value:

                           Federal         Federal
                          Home Loan       National        Other       Total
                          Mortgage        Mortgage      Mortgage     Mortgage
                         Corporation     Association     Assets       Assets
------------------------------------------------------------------------------
Amortized Cost                 9,926         101,893         714      112,533
 ($000's)
Unrealized gains                   0               0           0            0
 (losses)
                     ---------------------------------------------------------
Estimated fair value           9,926         101,893         714      112,533
                     ---------------------------------------------------------

The Company's MBS were held for a brief period during which market levels remained stable.

NOTE 3.  Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance most of its MBS assets. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS assets and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 1998, the repurchase agreements had the following remaining maturities:

-----------------------------------------------------------------------
Within 59 days                                              $         0
60 to 89 days                                                31,698,000
90 to 119 days                                               11,264,000
Over 120 days                                                40,544,641
                                                            -----------
                                                            $83,506,641
                                                            -----------

NOTE 4.  Initial Public Offering

On March 12, 1998 the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 2,200,000 shares of common stock at a price of $9 per share and received net proceeds of $18,414,000, net of underwriting discount of $0.63 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are estimated to be $500,000, have been charged against the proceeds of the offering. Prior to March 17, 1998, the Company had no operations other than activities relating to its organization, registration under the Securities Act of 1933 and the issuance of 100 shares of its common stock to its initial shareholder.

The company granted the underwriters of the initial public offering of the Company's common stock a 30-day option to purchase additional shares of common stock solely to cover over-allotments, if any at the public offering price of $9 per share. On April 8,1998, the underwriters informed the Company that they had decided to purchase an additional 127,900 shares under the terms of this option. As a result, the Company received additional net proceeds of $1,070,523, net of the underwriting discount of $0.63 per share, on April 14, 1998 which is not reflected in the accompanying financial statements.


NOTE 5.  Transactions with Affiliates

The Company entered into a Management Agreement (the "Agreement") with Anworth Mortgage Advisory Corporation (the "Manager"), effective March 12, 1998. Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space.

The Company pays the Manager an annual base management fee equal to 1% of the first $300 million of Average Net Invested Assets (as defined in the Agreement), plus 0.8% of the portion above $300 million (the "Base Management
Compensation").

In addition to the Base Management Compensation, the Manager shall receive as incentive compensation for each fiscal quarter an amount equal to 20% of the Net Income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized Return on Equity (calculated by multiplying the Return on Equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1% (the "Incentive Management Compensation").

For the period ended March 31, 1998, the Company paid the Manager $6,927 in base management fee in accordance with this Management Agreement. No amount was paid for incentive management fee.

The Company has adopted a Stock Option and Awards Plan which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), Dividend Equivalent Rights ("DERs") and Stock Appreciation Rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted.
As of March 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. Options granted to officers become exercisable at a rate of 33.3% each year following their date of grant. Options granted to directors become exercisable six months after their date of grant. These options will expire on March 11, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

The Company commenced operations upon completion of its initial public offering on March 17, 1998. As of March 31, 1998, the Company had purchased mortgage backed securities in the amount of $88,617,961 and entered into a firm commitment to purchase an additional $23,858,863 of adjustable rate mortgage securities for April 23 delivery. The securities purchased were placed as collateral in reverse repurchase agreements according to the Company's investment strategy. In addition, the Company purchased $719,435 of a fixed rate security. The Company had invested the remaining net offering proceeds in short term securities pending further investment actions.

As of April 24, 1998 the Company had purchased a total of $181,812,064 of adjustable rate mortgage-backed securities. As of that time the Company had taken delivery of all of the securities purchased. $180,601,787 of these securities were placed as collateral in reverse repurchase agreements according to the Company's investment strategy.

The investment strategy currently being pursued by the Company is emphasizing the accumulation of mortgage-backed securities that are guaranteed by agencies of the U.S. government. As of April 24, 1998 the Company had acquired $132,683,913 of FNMA issued adjustable rate mortgage backed securities, representing 73% of total adjustable rate mortgage-backed securities purchases. The remaining $49,128,151 of total adjustable rate mortgage-backed securities purchases were in FHLMC issued securities. The Company is pursuing this strategy because it believes that the yields currently available on non-agency issued securities are not sufficient to compensate for the additional credit and
prepayment risks.   FNMA and FHLMC issued securities, because they are
guaranteed by an agency of the U.S. government, are of higher credit quality, and can be financed at lower cost than privately issued securities, which is expected to result in higher overall interest spreads than would be available from privately issued adjustable rate mortgage-backed securities.

Of the purchases made to date, $144,606,026, or 80% of purchases, are indexed to the One Year Constant Maturity Treasury Bill Rate and have coupons that adjust annually. Generally, the remaining investment purchases have coupons that adjust semi-annually and are indexed to the six month LIBOR (London Interbank Offered Rate), the 6 month Certificate of Deposit rate and the Cost of Funds Index. The Company believes that in the current market environment the One Year Constant Maturity Treasury sector of the ARM market offers the best risk reward profile.

As of April 24,1998, the Company's adjustable rate mortgage investment portfolio consisting of all investments purchased had an estimated current yield of 7.27%. The Company emphasized investments in seasoned adjustable rate mortgage-backed securities that offer an improved prepayment profile versus newly originated securities.

The flatness of the yield curve over the past several months has created an environment of increased ARM prepayments as homeowners take advantage of the low fixed rate mortgage rates to refinance their adjustable rate mortgages and fix their payments for the long run. In this environment the Company does not intend to pay high premiums for ARM securities, unless it believes that the profile of the underlying borrowers is such that will produce relatively stable prepayments. The Company will commit to purchasing ARMs only on a case by case basis and only if the security has a risk-reward profile that fits the Company's investment objective. As of April 24, 1998 the Company was able to acquire assets that it believes will produce attractive long term rates of return.

Results of Operations

For the fifteen days of operations ending March 31, 1998, the Company's net income for the quarter was $16,482, or $0.01 per share based on 2,200,100 average shares outstanding. Net income for the quarter was generally comprised of the interest income earned on ARM assets and on the remaining net offering proceeds less reverse repurchase agreement expense and a pro rata portion of the monthly management fee based on being in operation for a partial month. Since the company just recently commenced operations, it has no prior period results for purposes of comparison.

Liquidity and Capital Resources

The Company's primary source of funds for the quarter ended March 31, 1998 consisted of the net proceeds from its initial public offering and borrowings using reverse repurchase agreements. In the future, the Company expects that its primary sources of funds will consist of monthly payments of principal and interest on its mortgage investment portfolio and from borrowings under reverse repurchase agreement transactions. The Company currently believes that the availability of these funds will be sufficient for the acquisitions of additional adjustable rate mortgage assets, repayments of short-term borrowings and the payment of such dividends as required for the Company's continued qualification as a real estate investment trust.

As of April 24, 1998 the Company had invested the net offering proceeds in adjustable rate mortgage-backed securities and had incurred borrowings of $173,949,840 to finance existing and additional purchases of adjustable rate mortgage-backed securities.

The borrowings incurred to date have been in the form of reverse repurchase agreements with a weighted average cost of 5.61% and a weighted average term to maturity of approximately five months. The Company expects to continue to borrow funds in the form of reverse repurchase agreements to finance its additional mortgage asset purchases.

                          PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
-------  -----------------

         None.

Item 2.  Changes in Securities
-------  ---------------------

         None.

Item 3.  Defaults upon Senior Securities
-------  -------------------------------

         None.

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

         None.

Item 5.  Other Information
-------  -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

         (a)  Exhibits.

              Exhibit 27 - Financial Data Schedule

         (b)  Reports on Form 8-K.

              None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:   ANWORTH MORTGAGE ASSET CORPORATION


By:   /s/ Lloyd McAdams
      -----------------
      Lloyd McAdams, Chairman of
      the Board and President

By:   /s/ Pamela J. Watson
      --------------------
      Pamela J. Watson,
      Chief Financial Officer,
      Secretary and Treasurer

Date: May 10, 1998
      ------------