Form 10-Q
period 1998-06-30
ANWORTH MORTGAGE ASSET CORP
filed 1998-08-14
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
          ______________


                         Commission File No. 001-13709
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

As of June 30, 1998, 2,328,000 shares of Common Stock, $0.01 par value per share were issued and outstanding.

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
Item 1.  Financial Statements

              Balance sheet............................................................................3

              Statement of Operations (unaudited) for the three months
               ended June 30, 1998.....................................................................4

              Statement of Cash Flows (unaudited) for the three months
               ended June 30, 1998.....................................................................5

              Statement of Stockholders' Equity (unaudited) for the three months ended June 30, 1998.....................................................................6

              Notes to Financial Statements............................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II.  Other Information
--------  -----------------

Item 1.       Legal Proceedings ......................................................................25

Item 2.       Changes in Securities...................................................................25

Item 3.       Defaults upon Senior Securities.........................................................25

Item 4.       Submission of Matters to a Vote of Security Holders.....................................25

Item 5.       Other Information.......................................................................25

Item 6.       Exhibits and Reports on Form 8-K........................................................25


Signatures............................................................................................26
----------

ANWORTH MORTGAGE ASSET CORPORATION

Balance Sheet
June 30, 1998

Assets
  Adjustable rate mortgage backed securities                  $         198,776,000
  Cash and cash equivalents                                               9,537,000
  Accrued interest receivable                                             1,489,000
  Prepaid expenses and other                                                 64,000
                                                              ---------------------
                                                              $         209,866,000
                                                              =====================

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                               $         185,226,000
  Payable for purchase of ARM securities                                  4,128,000
  Accrued interest payable                                                1,786,000
  Dividends payable                                                         349,000
  Accrued expenses and other                                                124,000
                                                              ---------------------
                                                                        191,613,000
                                                              ---------------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                              -
  Common stock; par value $.01 per share;                                    23,000
    authorized 100,000,000 shares;  2,328,000
    shares issued and outstanding
  Additional paid in capital                                             18,962,000
  Other comprehensive income, unrealized
    gain (loss) on available for sale securities                           (757,000)
  Retained earnings                                                          25,000
                                                              ---------------------
                                                                         18,253,000
                                                              ---------------------
                                                              $         209,866,000
                                                              =====================

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Operations
Three Months Ended June 30, 1998

Interest income net of
  amortization of premium                              $       2,799,000
Interest expense                                               2,318,000
                                                       -----------------

Net interest income                                    $         481,000

Expenses:
  Management fee                                                  46,000
  Incentive fee                                                    2,000
  Other expense                                                   76,000
                                                       -----------------
Net Income                                             $         357,000
                                                       =================

Basic and diluted earnings per share                   $            0.15
                                                       =================

Dividends declared per share                           $            0.15
                                                       =================

Average number of shares outstanding                           2,309,729
                                                       =================

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Cash Flows
Three Months Ended June 30, 1998

Operating Activities:
  Net income                                                 $              357,000
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                            337,000
    Net realized (gain) loss from securities called                               -
    Decrease (increase) in accrued interest receivable                     (794,000)
    Decrease (increase) in deferred organization expense                    (52,000)
    Increase (decrease) in accrued interest payable                       1,746,000
    Increase (decrease) in accrued expenses and other                        81,000
                                                             ----------------------
        Net cash provided by operating activities                         1,675,000

Investing Activities:
  Available-for-sale securities:
    Purchases                                                          (128,135,000)
    Principal payments                                                   18,847,000
                                                             ----------------------
        Net cash (used in) investing activities                        (109,288,000)

Financing Activities:
  Net borrowings from reverse repurchase agreements                     103,936,000
  Proceeds from common stock issued, net                                    622,000
                                                             ----------------------
        Net cash provided by financing activities                       104,558,000
                                                             ----------------------
Net increase (decrease) in cash and cash equivalents                     (3,055,000)
Cash and cash equivalents at beginning of period                         12,592,000
                                                             ----------------------
Cash and cash equivalents at end of period                   $            9,537,000
                                                             ======================

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity
Three Months Ended June 30, 1998

                                            Common     Additional        Net
                                             Stock       Paid-in     Unrealized     Retained
                                           Par Value     Capital     Gain(Loss)     Earnings       Total
                                           ----------------------------------------------------------------
Balance, March 31, 1998                      $22,001   $17,892,999                 $  16,482    $17,931,482
  Issuance of common stock                     1,279     1,069,244                                1,070,523
  Available-for-sale securities,
    Fair value adjustment                                              (756,827)                   (756,827)
  Net income                                                                         357,372        357,372
  Dividends declared-
    $0.15 per share                                                                 (349,200)      (349,200)

                                           ----------------------------------------------------------------
Balance, June 30, 1998                       $23,280   $18,962,243    $(756,827)   $  24,654    $18,253,350

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS
June 30, 1998

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed Balance Sheet as of June 30, 1998 and the condensed Statements of Operations and Cash Flows for the period ended June 30, 1998 and related notes are unaudited. As such, the operating results for the quarter ended June 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less.

The carrying amount of cash equivalents approximates their fair value.

MORTGAGE BACKED SECURITIES

The Company invests primarily in adjustable-rate mortgage pass-through certificates and hybrid adjustable-rate mortgage-backed securities ("ARM" securities). Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. It is the Company's policy to classify each of its ARM securities as available-for-sale and then to monitor the security's performance over time before making a final determination as to the permanent classification. At this time all of the Company's ARM securities are classified as available-for-sale. All assets that are classified as available-for-sale are carried at fair market value.

Interest income is accrued based on the outstanding principal amount of the ARM securities and their contractual terms. Premiums associated with the purchase of ARM securities are amortized into interest income over the estimated lives of the asset using the effective yield method.

ARM securities are recorded on the date the securities are purchased or sold.

CREDIT RISK

At June 30, 1998 the company has limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At June 30, 1998, all of the Company's ARM securities have an implied "AAA" rating.

DEFERRED ORGANIZATION EXPENSES

With the completion of the initial public offering of its common stock, the Company became liable for estimated organization expenses in the amount of $11,889, which will be charged against current income during fiscal 1998.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements.

EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of common shares and common share equivalents (e.g., stock options), if dilutive, outstanding during the period.

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

NOTE 2.  ADJUSTABLE-RATE MORTGAGE BACKED SECURITIES

The following table pertains to the Company's ARM securities classified as available-for-sale as of June 30, 1998, which are carried at their fair value:

                                     Federal           Federal
                                   Home Loan          National          Other         Total
                                    Mortgage          Mortgage       Mortgage      Mortgage
                                 Corporation       Association         Assets        Assets
-------------------------------------------------------------------------------------------
Amortized cost ($000's)               $45,104          $154,427            $0      $199,533
Unrealized gains (losses)                (359)             (398)            0          (757)
                               ------------------------------------------------------------
Fair value                            $44,746          $154,030            $0      $198,776
                               ------------------------------------------------------------

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 1998, the repurchase agreements had the following remaining maturities (dollars in thousands):

----------------------------------------------------------------------
Within 59 days                                                $ 54,924
60 to 89 days                                                   54,883
90 to 119 days                                                  57,057
Over 120 days                                                   18,363
                                                       ---------------
                                                              $185,227
                                                       ---------------

NOTE 4.  INITIAL PUBLIC OFFERING

On March 12, 1998 the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 2,200,000 shares of common stock at a price of $9 per share and received net proceeds of $18,414,000, net of underwriting discount of $0.63 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are estimated to be $500,000, with $490,000 paid through July 1998, have been charged against the proceeds of the offering. Prior to March 17, 1998, the Company had no operations other than activities relating to its organization, registration under the Securities Act of 1933 and the issuance of 100 shares of its common stock to its initial stockholder.

The company granted the underwriters of the initial public offering of the Company's common stock a 30-day option to purchase additional shares of common stock solely to cover over-allotments, if any, at the public offering price of $9 per share. On April 14, 1998, the underwriters purchased an additional

127,900 shares under the terms of this option. As a result, the Company received additional net proceeds of $1,070,523, net of the underwriting discount of $0.63 per share, on April 14, 1998, which is reflected in the accompanying financial statements.


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

For the quarter ended June 30, 1998, the Company paid the Manager $46,000 in base management fee and $2,000 in incentive management fee in accordance with the agreement.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of June 30, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. Options granted to officers become exercisable at a rate of 33.3% each year following their date of grant. Options granted to directors become exercisable six months after their date of grant. These options will expire on March 11, 2008.

For the quarter ended June 30, 1998, the Company recorded $20,400 in operating expense associated with this plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" of the Company's Prospectus dated March 12, 1998 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause the actual results, performance or achievements of the Company to differ materially from those reflected in such forward-looking statements.

GENERAL

Anworth Mortgage Asset Corporation (the "Company") was formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed or supported by, pools of mortgage loans which can be readily financed and short-term investments (collectively, Mortgage-Backed Securities).

The Company's principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. The Company commenced operations on March 17, 1998 upon the closing of its initial public offering. Since that date the Company has been in the process of deploying its capital and building its balance sheet through the acquisition of mortgage assets and the financing of those assets in the credit markets. The Company seeks to generate income through its use of leverage and active management of the asset/liability yield spread. The financial statements included in this quarterly report on Form 10-Q should be interpreted in light of this growth process and are not necessarily representative of what they may be in the future.

The Company will seek to generate growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the market for Mortgage-Backed Securities are likely to allow growth in earnings per share, (ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than the rate of increase in operating expenses, (iii) continually reviewing the mix of Mortgage-Backed Security types on the balance sheet in an effort to improve risk-adjusted returns, and (iv) attempting to improve the efficiency of the Company's balance sheet structure through the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital, to the extent management deems such issuances appropriate.

The Company is organized for tax purposes as a real estate investment trust ("REIT") and therefore generally passes through substantially all of its earnings to stockholders without paying federal or state income tax at the corporate level.

The Company's mortgage-backed securities portfolio currently consists of adjustable-rate agency mortgage pass-through securities. The Company's investment policy is to invest at least 70% of total assets in "Primary" adjustable-rate Mortgage Securities and Short-Term Investments (investments with an average life of one year or less). "Primary" as used herein means either (i) securities that are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's, or (ii) securities that are unrated but are either obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality of the United States government.

The remainder of the Company's investment portfolio, comprising not more than 30% of its total assets, may consist of mortgage assets which are unrated, or, if rated, are less than Primary, including (i) mortgage loans secured by first liens on single-family (one-to-four units) residential properties, (ii) mortgage securities backed by loans on single-family, multi-family, commercial or other real estate-related properties which are rated at least Investment Grade (rated at least "BBB" or "Baa" by Standard & Poor's or Moody's, respectively) or (as to single-family and multi-family Mortgage Securities) the equivalent, if not rated, (iii) fixed-rate mortgage assets, including the acquisition of such assets for the purpose of being combined with hedging instruments to obtain investment characteristics similar to adjustable-rate mortgage assets, and (iv) other mortgage securities representing interests in, or secured by mortgages on, real property. The Company may also generate qualified REIT income through investment in securities of other REITs.

The Company will generally not acquire inverse floaters, Remic residuals or first loss subordinated bonds. The Company may acquire mortgage derivative securities, including, but not limited to, interest only, principal only or other mortgage securities that receive a disproportionate share of interest income or principal, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks, but only on a limited basis due to the greater risk of loss associated with mortgage derivative securities.

FINANCIAL CONDITION

At June 30, 1998, the Company held total assets of $210 million, $199 million of which consisted of ARM securities. Since commencing operations, the Company has purchased either ARM securities (backed by agencies of the U.S. government) or privately-issued, generally publicly registered, mortgage assets, most of which are rated AA or higher by at least one of the Rating Agencies. At June 30, 1998, 100% of the mortgage assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 85% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 15% were new origination 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loans.

The following table presents a schedule of ARM securities owned at June 30, 1998 classified by type of issuer.

 ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

Agency                                         Carrying          Portfolio
                                                 Value          Percentage
--------------------------------------------------------------------------
FNMA                                           $154,030              77
--------------------------------------------------------------------------
FHLMC                                            44,746              23
--------------------------------------------------------------------------
  Total Portfolio                              $198,776             100
==========================================================================

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

 ARM ASSETS BY INDEX
 (Dollar amounts in thousands)

Index                                 Carrying                      Portfolio
                                        Value                       Percentage
------------------------------------------------------------------------------
Six-month LIBOR                       $14,989                           7.5%
------------------------------------------------------------------------------
Six-month Certificate of
  Deposit                              11,195                           5.6%
------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                   165,245                          83.1%
------------------------------------------------------------------------------
Cost of Funds Index                     7,346                           3.7%
------------------------------------------------------------------------------
                                     $198,776                         100.0%
==============================================================================

The portfolio had a current weighted average coupon of 7.36% at June 30, 1998 and the current yield of the ARM securities portfolio was 6.25%. The current yield includes the impact of the amortization of applicable premiums and discounts. The constant prepayment rate ("CPR") of the Company's ARM portfolio was 33% during the second quarter of 1998.

The Company analyzes its mortgage-backed securities and the extent to which prepayments impact the yield of the securities. When historical prepayment experience exceeds expectations, the Company amortizes the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on these mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its yield expectations versus its prepayment experience on a monthly basis in order to adjust the amortization of the net premium as and when appropriate.

The fair value of the Company's portfolio of ARM securities classified as available-for-sale declined by $757,000 for a negative adjustment of .38% of the amortized cost of the portfolio as of June 30, 1998. This price decline reflects the possibility of increased future prepayments which would have the effect of shortening the average life of the Company's ARM securities and decreasing their yield and value.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998

For the quarter ended June 30, 1998, the Company's net income was $357,000, or $0.15 per share (basic and diluted EPS), based on an average of 2,309,729 shares outstanding. Net interest income for the quarter totaled $481,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the second quarter of 1998, the Company incurred operating expenses of $124,000, consisting of a base management fee of $46,000, a performance-based fee of $2,000 and other operating expenses of $76,000.

The Company's return on average equity was 1.87% for the quarter ended June 30, 1998. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY (1)

-------------------------------------------------------------------------------------------
For the Quarter          Net Interest Income/       G&A Expense(2)/          Net Income/
Ended                           Equity                  Equity                 Equity
-------------------------------------------------------------------------------------------
June 30, 1998                    2.52%                   0.65%                 1.87%
-------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2) Excludes performance fees.

The Company is in the early stages of operations, having begun operations on March 17, 1998. During the second quarter of 1998 the Company was engaged in the process of deploying capital and investing the cash raised in its initial public offering. The Company has been adding mortgage assets to the portfolio through the period and has used reverse repurchase agreements as its primary source of capital beyond the proceeds of the initial public offering.

The following table shows the Company's average balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                            Yield on
                                           Average                                          Average
                                          Amortized                         Yield on       Amortized         Yield on
                            Average        Cost of                          Average         Cost of          Average
                             Cash          Mortgage         Average           Cash          Mortgage         Earning       Interest
in thousands              Equivalents       Assets       Earning Assets   Equivalents        Assets           Assets        Income
-----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998              $7,956       $197,302         $205,258          5.32%           6.34%            6.30%         $2,799
-----------------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average three-month LIBOR.

-----------------------------------------------------------------------------------------------------------------------
                                                                                Average        Average         Average
                                                                               One-month       Cost of         Cost of
                                                                                 LIBOR          Funds           Funds
                                                       Average    Average      Relative        Relative       Relative
                      Average               Average      One-      Three-     to Average      to Average     to Average
                      Borrowed   Interest   Cost of     Month      Month      Three-month     One-month      Three-month
in thousands           Funds     Expense     Funds      LIBOR      LIBOR         LIBOR          LIBOR           LIBOR
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998        $186,365     $2,318     5.61%      5.66%      5.69%        (0.03%)        (0.05%)         (0.08%)
-----------------------------------------------------------------------------------------------------------------------

The Company did not enter into any interest rate agreements to date. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. The Company reviews the need for interest rate agreements on a regular basis consistent with its Capital Investment Policy.

The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At June 30, 1998, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to stockholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings.

COMMON DIVIDEND

On June 19, 1998 the Company declared a dividend of $0.15 per share payable on July 10, 1998 to holders of record as of July 1, 1998.

As of June 30, 1998, the Company's yield on its ARM assets portfolio, including the impact of the amortization of premiums and discounts, was 6.25%. The Company's cost of funds as of June 30, 1998, was 5.62%.

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million. During the second quarter of 1998, the Manager earned a base management fee of $46,000.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 1998, the Manager earned a performance fee of $2,000. During the second quarter of 1998, after paying this performance fee, the Company's return on common equity was 1.87% or, on an unannualized basis, 7.69%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

------------------------------------------------------------------------------
                    Management Fee &                             Total G&A
For The             Other Expenses/      Performance Fee/        Expenses/
Quarter Ended         Total Assets         Total Assets         Total Assets
------------------------------------------------------------------------------
Jun 30, 1998             0.23%                0.00%                0.23%
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended June 30, 1998 consisted of reverse repurchase agreements, which totaled $185 million at June 30, 1998. The Company's other significant source of funds for the quarter ended June 30, 1998 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $16.4 million. Finally, the issuance of 127,900 shares of common stock under the terms of the underwriter's overallotment option provided net funds to the Company, after underwriting commissions, of $1.1 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred at June 30, 1998 had a weighted average interest cost of 5.62%. As of June 30, 1998, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on June 30, 1998, had borrowed funds under reverse repurchase agreements with six of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. For the quarter ended June 30, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such fair value accounting treatment, the Company's equity base at June 30, 1998 was $18.2 million, or $7.84 per share. If the Company had used historical amortized cost accounting, the Company's equity base at June 30, 1998 would have been $19.0 million, or $8.17 per share.

With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Other comprehensive income, unrealized gain (loss) on available for sale securities." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

As a result of this fair value accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

Unrealized changes in the fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive fair value changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the fair value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $757 thousand, or 0.38% of the amortized cost of mortgage backed securities at June 30, 1998.

EFFECTS OF INTEREST RATE CHANGES

The Company has invested in adjustable-rate mortgage securities. Adjustable-rate mortgage assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage securities' interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. The Company borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets could be so limited. This problem would be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's liquidity and its ability to make distributions to stockholders.

The Company intends to fund the purchase of a substantial portion of its adjustable-rate mortgage securities with borrowings that may have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets. Thus, the Company anticipates that in most cases the interest rate indices and repricing terms of its mortgage assets and its funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock.

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage securities. The purchase prices of mortgage securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, the Company may pay a premium for mortgage securities. To the extent such assumptions materially and adversely differ from the actual amounts of prepayments, the Company would experience losses. The total prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flows and results of operations could be materially adversely affected.

OTHER MATTERS

As of June 30, 1998, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be 99.9% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that 99.9% of its 1998 revenue for the quarter ended June 30, 1998 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act). If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all of the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company calculates that it is in compliance with this requirement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At June 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K:

 (a) Exhibits
None

 (b) Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 13, 1998
By: Lloyd McAdams


/s/ Lloyd McAdams
_________________________
    Lloyd McAdams
    President
    (authorized officer of registrant)

Dated: August 13, 1998
By: Pamela J. Watson


/s/ Pamela J. Watson
_________________________
    Pamela J. Watson,
    Chief Financial Officer and Treasurer
    (principal accounting officer)

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the June 30, 1998 Form 10-Q and is qualified in its entirety by reference to such financial statements.