Form 10-Q
period 1998-09-30
ANWORTH MORTGAGE ASSET CORP
filed 1998-11-13
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

As of September 30, 1998, 2,328,000 shares of Common Stock, $0.01 par value per share were issued and outstanding.

                            ______________________


================================================================================

                                 INDEX
                                 -----

                                                                                        Page
                                                                                        ----
Part I.    Financial Information
-------    ---------------------

Item 1.    Financial Statements

           Balance Sheet at September 30, 1998........................................      3

           Statements of Operations for the three months ended September 30,
           1998 and for the period March 17, 1998 (Commencement of Operations)
           to September 30, 1998......................................................      4

           Statement of Stockholders'Equity for the three months and six months
           ended September 30, 1998...................................................      5

           Statements of Cash Flows for the three months ended September 30,
           1998 and for the period March 17, 1998 (Commencement of Operations)
           to September 30, 1998......................................................      6

           Notes to the Financial Statements..........................................      7


Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations......................................................     11


Part II.   Other Information
--------   -----------------

Item 1.    Legal Proceedings .........................................................     19

Item 2.    Changes in Securities......................................................     19

Item 3.    Defaults upon Senior Securities............................................     19

Item 4.    Submission of Matters to a Vote of Security Holders........................     19

Item 5.    Other Information..........................................................     19

Item 6.    Exhibits and Reports on Form 8-K...........................................     19


Signatures............................................................................     20

ANWORTH MORTGAGE ASSET CORPORATION

Balance Sheet
September 30, 1998

Assets
  Mortgage backed securities                                             $     202,335,000
  Other marketable securities                                                      305,000
  Cash and cash equivalents                                                      4,162,000
  Accrued interest receivable                                                    1,499,000
  Prepaid expenses and other                                                        45,000
                                                                         -----------------
                                                                         $     208,346,000
                                                                         =================

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                                          $     178,913,000
  Payable for purchase of mortgage-backed securities                            10,120,000
  Accrued interest payable                                                       1,272,000
  Dividends payable                                                                233,000
  Accrued expenses and other                                                       185,000
                                                                         -----------------
                                                                               190,723,000
                                                                         -----------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                                     -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,328,000
    shares issued and outstanding                                                   23,000
  Additional paid in capital, net                                               18,971,000
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                                (1,407,000)
  Retained earnings                                                                 36,000
                                                                         -----------------
                                                                                17,623,000
                                                                         -----------------
                                                                         $     208,346,000
                                                                         =================


See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statements of Operations

                                                                                          Period from
                                                                                          March 17, 1998
                                                               Three Months               (Commencement of
                                                               Ended                      Operations) to
                                                               September 30, 1998         September 30, 1998
Interest and dividend income net of
  amortization of premium                                      $   2,978,000              $   5,851,000
Interest expense                                                   2,611,000                  4,971,000
                                                               -------------              -------------

Net interest income                                            $     367,000              $     880,000

Expenses:
  Management fee                                                      46,000                     99,000
  Incentive fee                                                            -                      2,000
  Other expense                                                       77,000                    161,000
                                                               -------------              -------------
Net Income                                                     $     244,000              $     618,000
                                                               =============              =============

Basic and diluted earnings per share                           $        0.10              $        0.27
                                                               =============              =============

Average number of shares outstanding                               2,328,000                  2,309,913
                                                               =============              =============


See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity
Three Months and Six months Ended September 30, 1998

                                            Common      Additional        Accumulated                      Total
                                            Stock         Paid-in     Other Comprehensive   Retained   Comprehensive
                                          Par Value       Capital           Income          Earnings      Income          Total
                                       ------------------------------------------------------------------------------------------
Balance, March 31, 1998                    $22,001     $17,892,999                         $  16,482                   $17,931,482
  Issuance of common stock                   1,279       1,069,244                                                       1,070,523
  Available-for-sale securities,
    Fair value adjustment                                                  (756,827)                      (756,827)       (756,827)
  Net income                                                                                 357,372       357,372         357,372
  Dividends declared-
    $0.15 per share                                                                         (349,200)                     (349,200)
                                       -------------------------------------------------------------------------------------------
Balance, June 30, 1998                     $23,280     $18,962,243      $  (756,827)       $  24,654     $(399,455)    $18,253,350
                                                                                                         ==========

  Issuance of common stock                       -
  Adjustment to Offer Expenses                               8,822                                                           8,822
  Available-for-sale securities,
    Fair value adjustment                                                  (650,420)                      (650,420)       (650,420)
  Net income                                                                                 244,204       244,204         244,204
  Dividends declared-
    $0.10 per share                                                                         (232,800)                     (232,800)
                                       -------------------------------------------------------------------------------------------
Balance, September 30, 1998                $23,280     $18,971,065      $(1,407,247)       $  36,058     $(406,216)    $17,623,156
                                                                                                         ==========


See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statements of Cash Flows

                                                                                              Period from
                                                                                              March 17, 1998
                                                                  Three Months                (Commencement of
                                                                  Ended                       Operations) to
                                                                  September 30, 1998          September 30, 1998
Operating Activities:
  Net income                                                      $         244,000           $        617,000
  Adjustments to reconcile net income to
  net cash provided by operating activites:
    Amortization                                                            551,000                    893,000
    Decrease (increase) in accrued interest receivable                      (17,000)                (1,507,000)
    Decrease (increase) in deferred organization expense                     27,000                    (37,000)
    Increase (decrease) in accrued interest payable                        (515,000)                 1,273,000
    Increase (decrease) in accrued expenses and other                        79,000                    187,000
                                                                  -----------------           ----------------
        Net cash provided by operating activities                           369,000                  1,426,000

Investing Activities:
  Available-for-sale securities:
    Purchases                                                           (14,310,000)              (231,125,000)
    Principal payments                                                   17,454,000                 36,302,000
                                                                  -----------------           ----------------
        Net cash (used in) investing activities                           3,144,000               (194,823,000)

Financing Activities:
  Net borrowings from reverse repurchase agreements                      (8,539,000)               178,904,000
  Proceeds from common stock issued, net                                          -                 19,003,000
  Dividends paid                                                           (349,000)                  (349,000)
                                                                  -----------------           ----------------
        Net cash provided by financing activities                        (8,888,000)               197,558,000
                                                                  -----------------           ----------------
Net increase (decrease) in cash and cash equivalents                     (5,375,000)                 4,161,000
Cash and cash equivalents at beginning of period                          9,537,000                      1,000
                                                                  -----------------           ----------------
Cash and cash equivalents at end of period                        $       4,162,000           $      4,162,000
                                                                  =================           ================


See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS
September 30, 1998

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The condensed Balance Sheet as of September 30, 1998 and the condensed Statements of Operations and Cash Flows for the period ended September 30, 1998 and related notes are unaudited. As such, the operating results for the quarter ended September 30, 1998 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1998.

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

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. It is the Company's policy to classify each of its ARM securities as available-for-sale and then to monitor the security's performance over time before making a final determination as to the permanent classification. At this time all of the Company's ARM securities are classified as available-for-sale. All assets that are classified as available-for-sale are carried at fair value, with unrealized gains and losses included in Other Comprehensive Income, a component of Stockholders' Equity.

Interest income is accrued based on the outstanding principal amount of the ARM securities and their contractual terms. Premiums associated with the purchase of ARM securities are amortized into interest income over the estimated lives of the asset using the effective yield method.

ARM securities are recorded on the date the securities are purchased or sold.

CREDIT RISK

At September 30, 1998 the company has limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At September 30, 1998, all of the Company's ARM securities have an implied "AAA" rating. Also, at September 30, 1998, the Company had a position in REIT Preferred Stock, fair value approximately $305,000; the credit rating on this position is B1.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's ARM securities classified as available-for-sale as of September 30, 1998, which are carried at their fair value:

                                              Federal                  Federal
                                            Home Loan                 National                Other              Total
                                             Mortgage                 Mortgage                 ARM                 ARM
                                          Corporation              Association              Assets              Assets
----------------------------------------------------------------------------------------------------------------------
Amortized Cost ($000's)                       $50,748                 $142,879                  $0            $193,627
Unrealized gains (losses)                        (362)                  (1,093)                  0              (1,455)
                                        ------------------------------------------------------------------------------
Fair value                                    $50,386                 $141,786                  $0            $192,172
                                        ------------------------------------------------------------------------------

In addition, at September 30, 1998 the Company held a position in a preferred stock and a position in a fixed-rate agency mortgage backed security, which had fair values of $305,000 and $10,164,000 respectively. The following table summarizes the Company's securities as of September 30, 1998 at their fair value:

                                                                         Fixed                 REIT
                                                ARM                       Rate            Preferred
                                             Securities                    MBS                Stock              Total
----------------------------------------------------------------------------------------------------------------------
Amortized Cost ($000's)                      $193,627                  $10,120                $299            $204,046
Unrealized gains (losses)                      (1,455)                      44                   6              (1,405)
                                        ------------------------------------------------------------------------------
Fair value                                   $192,172                  $10,164                $305            $202,641
                                        ------------------------------------------------------------------------------


NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 1998, the repurchase agreements had the following remaining maturities:

----------------------------------------------------------------------------------------------------------------------
Within 59 days                                                                                            $115,887,000
60 to 89 days                                                                                                        0
90 to 119 days                                                                                              15,444,000
Over 120 days                                                                                               47,582,191
                                                                                                      ----------------
                                                                                                          $178,913,191
                                                                                                      ----------------

NOTE 4.  INITIAL PUBLIC OFFERING

On March 12, 1998 the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 2,200,000 shares of common stock at a price of $9 per share and received net proceeds of $18,414,000, net of underwriting discount of $0.63 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which totaled $491,000, have been charged against the proceeds of the offering.

During the third quarter the Company adjusted additional paid in capital to reflect the difference between the estimated $500,000 and actual expenses, generating an $8,000 addition to paid in capital during the quarter. Prior to March 17, 1998, the Company had no operations other than activities relating to its organization, registration under the Securities Act of 1933 and the issuance of 100 shares of its common stock to its initial shareholder.

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

For the quarter ended September 30, 1998, the Company paid the Manager $46,000 in base management fee and paid no incentive compensation.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of September 30, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. Options granted to officers become exercisable at a rate of 33.3% each year following their date of grant. Options granted to directors become exercisable six months after their date of grant. These options will expire on March 11, 2008.


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

GENERAL

Anworth Mortgage Asset Corporation (the "Company") was formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments (collectively, Mortgage-Backed Securities).

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

The remainder of the Company's investment portfolio, comprising not more than 30% of its total assets, may consist of mortgage assets which are unrated, or, if rated, are less than Primary, including (i) mortgage loans secured by first liens on single-family (one-to-four units) residential properties, (ii) mortgage securities backed by loans on single-family, multi-family, commercial or other real estate-related properties which are rated at least Investment Grade (rated at least "BBB" or "Baa" by Standard & Poor's or Moody's, respectively) or (as to single-family and multi-family Mortgage Securities) the equivalent, if not rated, (iii) fixed-rate mortgage assets, including the acquisition of such assets for the purpose of being combined with hedging instruments to obtain investment characteristics similar to adjustable-rate mortgage assets, and (iv) other mortgage securities representing interests in, or secured by mortgages on, real property. The Company may also generate qualified REIT income through investment in other REITs.

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

FINANCIAL CONDITION

At September 30, 1998, the Company held total assets of $208 million, consisting of $192 million of ARM securities, $10 million of fixed-rate agency mortgage-backed securities and $.3 million of REIT preferred stock. At September 30, 1998, 95% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 85% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 15% were new origination 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of ARM securities owned at September 30, 1998 classified by type of issuer.

ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------
Agency                                                                  Carrying              Portfolio
                                                                         Value                Percentage
----------------------------------------------------------------------------------------------------------
FNMA                                                                   $141,786                   74
----------------------------------------------------------------------------------------------------------
FHLMC                                                                    50,386                   26
----------------------------------------------------------------------------------------------------------
  Total Portfolio                                                      $192,172                  100
==========================================================================================================


The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

ARM ASSETS BY INDEX
(Dollar amounts in thousands)

----------------------------------------------------------------------------------------------------------
Index                                                                   Carrying              Portfolio
                                                                         Value                Percentage
----------------------------------------------------------------------------------------------------------
Six-month LIBOR                                                          16,413                    8.5%
----------------------------------------------------------------------------------------------------------
Six-month Certificate of
   Deposit                                                                9,734                    5.1%
----------------------------------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                                                     159,127                   83.0%
----------------------------------------------------------------------------------------------------------
Cost of Funds Index                                                       6,898                    3.4%
----------------------------------------------------------------------------------------------------------
                                                                        192,172                  100.0%
==========================================================================================================


The ARM portfolio had a weighted average coupon of 6.95% at September 30, 1998. The weighted average three-month constant prepayment rate ("CPR") of the Company's MBS portfolio was 31% as of September 30, 1998. At September 30, 1998 the unamortized net premium paid for the mortgage-backed securities was $5,184,000.

The Company analyzes its mortgage-backed securities and the extent to which prepayments impact the yield of the securities. When actual prepayments exceed expectations, the Company amortizes the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on the Company's mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its yield expectations versus its actual prepayment experience on a monthly basis in order to adjust the amortization of the net premium.

The fair value of the Company's portfolio of mortgage backed securities was $1.407 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.69% of the amortized cost of the portfolio as of September 30, 1998. This price decline reflects the possibility of increased future prepayments which would have the effect of shortening the average life of the Company's ARM securities and decreasing their yield and market value.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

For the quarter ended September 30, 1998, the Company's net income was $244,000, or $0.10 per share (basic and diluted EPS), based on an average of 2,328,000 shares outstanding. Net interest income for the quarter totaled $367,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the third quarter of 1998, the Company incurred operating expenses of $123,000, consisting of a base management fee of $46,000 and other operating expenses of $77,000.

The Company's return on average equity was 1.28% or, on an annualized basis, 5.22%, for the quarter ended September 30, 1998. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY (1)

-------------------------------------------------------------------------------------------------------------
                                      Net Interest
For the Quarter                          Income/                 G&A Expense/(2)//              Net Income/
Ended                                    Equity                        Equity                     Equity
-------------------------------------------------------------------------------------------------------------
Jun 30, 1998                             2.52%                          0.65%                       1.87%
-------------------------------------------------------------------------------------------------------------
Sep 30, 1998                             1.92%                          0.64%                       1.28%
-------------------------------------------------------------------------------------------------------------


(1) Average equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2) Excludes performance fees.


The following table shows the Company's average balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average earning assets and interest income.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Yield on
                                                Average                                   Average
                                               Amortized                    Yield on     Amortized       Yield on
                                 Average        Cost of        Average       Average      Cost of        Average
                                  Cash          Mortgage       Earning        Cash        Mortgage       Earning     Interest
in thousands                   Equivalents      Assets         Assets      Equivalents     Assets         Assets      Income
-----------------------------------------------------------------------------------------------------------------------------
For the quarter ended
June 30, 1998                     $7,956       $166,855       $174,811        5.32           6.34          6.30      $2,799
-----------------------------------------------------------------------------------------------------------------------------
For the quarter ended
September 30, 1998                $7,087       $190,773       $197,860        5.35           5.94          5.91      $2,970
-----------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average borrowed funds and average cost of funds as compared to average one- and average three-month LIBOR.

-----------------------------------------------------------------------------------------------------------------------------
                                                                                     Average        Average         Average
                                                                                    One-month       Cost of         Cost of
                                                                                      LIBOR          Funds           Funds
                                                            Average    Average      Relative        Relative       Relative
                           Average               Average      One-      Three-     to Average      to Average     to Average
                           Borrowed   Interest   Cost of     Month      Month      Three-month     One-month      Three-month
in thousands                Funds     Expense     Funds      LIBOR      LIBOR         LIBOR          LIBOR           LIBOR
-----------------------------------------------------------------------------------------------------------------------------
For the quarter ended
June 30, 1998              $157,605     $2,318      5.61%      5.66%      5.69%         (0.03%)        (0.05%)         (0.08%)
-----------------------------------------------------------------------------------------------------------------------------
For the quarter ended
Sept 30, 1998              $182,880     $2,611      5.60%      5.62%      5.62%          0.00%         (0.02%)         (0.02%)
-----------------------------------------------------------------------------------------------------------------------------



As of September 30, 1998, the yield on the Company's total assets, including the impact of the amortized of premiums and discounts, was 5.84%. The Company's weighted average cost of borrowed funds at September 30, 1998, was 5.60%.

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 1998, the Manager earned no performance fee. During the third quarter of 1998, the Company's return on common equity was 1.28% or, on an annualized basis, 5.22%. The ten-year U.S. Treasury rate for the corresponding period was 5.24%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

----------------------------------------------------------------------------------------------------
                                 Management Fee &                                        Total G&A
For The                          Other Expenses/           Performance Fee/              Expenses/
Quarter Ended                     Total Assets              Total Assets               Total Assets
----------------------------------------------------------------------------------------------------
Jun 30, 1998                           0.23%                     0.00%                      0.23%
----------------------------------------------------------------------------------------------------
Sep 30,1998                            0.24%                     0.00%                      0.24%
----------------------------------------------------------------------------------------------------

The Company did not enter into any interest rate agreements to date. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate risk and would be designed to offset the effects of certain changes in interest rates. The Company reviews the need for interest rate agreements on a regular basis consistent with its Capital Investment Policy.

The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At September 30, 1998, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

COMMON DIVIDEND

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return and, therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings.

On September 29, 1998 the Company declared a dividend of $0.10 per share payable on October 9, 1998 to holders of record as of October 6, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended September 30, 1998 consisted of reverse repurchase agreements, which totaled $179 million at September 30, 1998. The Company's other significant source of funds for the quarter ended September 30, 1998 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $17.5 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended September 30, 1998 had a weighted average interest cost during the quarter of 5.60%. As of September 30, 1998, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on September 30, 1998, had borrowed funds under reverse repurchase agreements with six of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. During the quarter ended September 30, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Subsequent to September 30, 1998, in the wake of the Long Term Capital Management difficulties, the Company found that the amount of excess collateral required on reverse repurchase agreements rose by approximately one percent.

In its efforts to maintain sufficient access to sources of short term liquidity, the Company has begun discussions with the Adviser concerning the Adviser's periodically providing short term working capital loans on an unsecured basis. While the Adviser has as of the date of this filing made no firm commitment of any amount, it has been agreed that any short term loan to the company would be for a period of less than 90 days and at an interest rate equal to LIBOR. During the fourth quarter, the Company expects to begin discussions with financial institutions about obtaining other availability to short term loans on both a secured and an unsecured basis.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1998 was $17.6 million, or $7.57 per share. If the Company had used historical amortized cost accounting, the Company's equity base at September 30, 1998 would have been $19.0 million, or $8.17 per share.

With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

Changes in the fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the fair value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities" was $1.4 million, or 0.69% of the amortized cost of mortgage backed securities at September 30, 1998.

EFFECTS OF INTEREST RATE CHANGES

The Company has invested in adjustable-rate mortgage securities. Adjustable-rate mortgage assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage securities' interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a maximum interest rate payable. The Company borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets could be so limited. This problem would be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's liquidity and its ability to make distributions to stockholders.

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

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage securities. The purchase prices of mortgage securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, the Company may pay a premium for mortgage securities. To the extent such assumptions materially and adversely differ from the actual amounts of prepayments, the Company's yield to maturity may decrease. Finally in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flows and results of operations could be materially adversely affected.


YEAR 2000

The Company is subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software to interpret dates correctly as we approach the Year 2000.

To address these risks the Company has implemented a plan whereby it will evaluate its internal systems and, to a much larger extent, evaluate the readiness of the systems used by the Company's External Counterparties. The Company will develop contingency plans for implementation in the event of failure of any systems on which its business relies.

Internal Systems - Currently, the Company uses a general ledger software application to prepare its books and records, as well as spreadsheet software to construct subsidiary ledgers. Throughout the fourth quarter of 1998 and into the first and second quarters of 1999 the Company intends to create parallel files within these applications to test these packages' ability to interpret the year 2000 in various data fields on which calculations are made. In the event that either application is found not to be Year 2000 compliant, the Company will obtain replacement software from the suppliers.

To date, the Company has not incurred any additional expense in connection with the evaluation of internal systems. Since the Company is externally managed, the testing and potential software replacement referred to above should not result in additional cost to the Company.

External Counterparties - The Company has implemented a plan of communicating with its External Counterparties regarding the state of readiness of their Year 2000 plans. During the fourth quarter of 1998, the Company will compile a list of these counterparties and will solicit information from each one regarding their Year 2000 plans. Many of these counterparties are prominent broker-dealers and investment banks or government mortgage agencies who are known by the Company to be involved in Year 2000 review processes currently being performed by securities industry regulators (such as the New York Stock Exchange or the Securities and Exchange Commission) and self-regulatory organizations. The Company intends to monitor the progress of each of these counterparties over the course of the next three quarters and report to shareholders regarding progress made by these counterparties.

Contingency Plans - During the second and third quarters of 1999, after gathering data through the processes described above, the Company will develop plans to address any potential failure in internal or external systems.

In its normal course of business the Company relies heavily on the accurate functioning of many computer applications. The Company's ability to perform its normal business functions depends heavily on the Company's ability to perform mathematical calculations quickly and accurately and its ability to send and receive funds quickly and accurately. While the Company believes that completion of its Year 2000 Plan will reduce some of the uncertainty that currently surrounds the Year 2000 problem, the Company acknowledges that Year 2000-related breakdowns in either the internal or external systems on which the Company depends could cause significant disruptions in the Company's operations.

OTHER MATTERS

As of September 30, 1998, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 99.0% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 99.0% of its 1998 revenue for the quarter ended September 30, 1998 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At September 30, 1998, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K
None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



ANWORTH MORTGAGE ASSET CORPORATION



Dated: November 13, 1998

By: /s/ Lloyd McAdams
-------------------------
 Lloyd McAdams
 President
 (authorized officer of registrant)



Dated: November 13, 1998

By: /s/ Pamela J. Watson
-------------------------
 Pamela J. Watson,
 Chief Financial Officer and Treasurer
 (principal accounting officer)