Form 10-K
period 1998-12-31
ANWORTH MORTGAGE ASSET CORP
filed 1999-03-31
CIK 1047884

    As filed with the Securities and Exchange Commission on March 31, 1999
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the period ended December 31, 1998; or

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the transition period from                 to

                         Commission File No. 001-13709

                               ----------------

                      ANWORTH MORTGAGE ASSET CORPORATION
            (Exact name of Registrant as specified in its charter)

                  Maryland                                       52-2059785
       (State or Other Jurisdiction of                        (I.R.S. Employer
       Incorporation or Organization)                        Identification No.)

            1299 Ocean Avenue, #200, Santa Monica, California 90401
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (310) 394-0115

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of exchange on which registered
    -------------------                     ------------------------------------
    Common stock, par value $0.01 per share American Stock Exchange

                               ----------------

  Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [_]

  At March 5, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,890,263, based on the closing price of the common stock on the American Stock Exchange.

  As of March 5, 1999, 2,317,100 shares of Common Stock, $0.01 par value per share were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive Proxy Statement which the Company intends to issue within 120 days of the end of the fiscal year, are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANWORTH MORTGAGE ASSET CORPORATION

                          1998 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART 1..................................................................    1

    ITEM 1.  BUSINESS...................................................     1

    ITEM 2.  PROPERTIES.................................................    39

    ITEM 3.  LEGAL PROCEEDINGS..........................................    40

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    40

 PART II.................................................................   40

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS.......................................    40

    ITEM 6.  SELECTED FINANCIAL DATA....................................    41

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................    42

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK......................................................    48

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    48

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE..................................    48

 PART III................................................................   49

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    49

    ITEM 11. EXECUTIVE COMPENSATION.....................................    49

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT................................................    49

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    49

 PART IV.................................................................   49

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K..................................................    49

GLOSSARY

FINANCIAL STATEMENTS

SIGNATURES

EXHIBITS

                               INTRODUCTORY NOTE

  Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission") in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of applicable federal securities laws. Forward looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may", "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 28 of this Annual Report on Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

  Reference is made to the Glossary commencing on page 51 of the report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

                                    PART 1

ITEM 1. BUSINESS

                            SUMMARY OF THE COMPANY

General

  The Company was formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments. On March 17, 1998, the Company completed its initial public offering of 2,200,000 shares raising $18,414,000 in proceeds. In connection with the underwriters' over-allotment allowance, approximately one month later, an additional 127,900 shares of Common Stock were sold raising $1,071,000 in proceeds. The Company utilized the equity capital raised in its offering and short term borrowings to generate income based on the difference between the yield on its mortgage assets and the cost of its borrowings. The Company will elect to be taxed as a REIT under the Code, and therefore is not generally subject to federal taxes on its income to the extent it distributes its net income to its stockholders and maintains its qualification as a REIT. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

  The goal of the Company is to generate a competitive yield through its use of leverage and active management of the asset/liability yield spread.

  The Company acquires mortgage assets primarily in the secondary mortgage market through its manager, Anworth Mortgage Advisory Corporation (the "Manager"). The Manager manages the day-to-day operations of the Company, pursuant to the policies established by the Company's Board of Directors and the authority delegated to the Manager under the Management Agreement. The Manager is under common control with Pacific Income Advisers, Inc. ("PIA"), an investment advisory firm which began operations in 1986. The Manager's management team are selected members of PIA's management. The Company is externally managed by the Manager, taking advantage of the economies of scale associated with the Manager while avoiding duplicate administrative functions and incurring the costs of creating a new administrative infrastructure. The Company has no ownership interest in the Manager.

  The Company's mortgage assets consist primarily of mortgage securities ("Mortgage Securities") bearing interest rates that adjust periodically based on changes in short-term interest rates. The Company uses short-term borrowings utilizing its Mortgage Assets as collateral to acquire additional Mortgage Assets, while generally maintaining a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time to time based upon market conditions and other factors deemed relevant by the Manager and the Company's Board of Directors. The Company manages actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its Mortgage Assets.

  While at least 70% of the total assets acquired by the Company must be Primary adjustable-rate Mortgage Securities and Short-Term Investments (investments with an average life of one year or less), all of the assets acquired to date by the Company have been Primary adjustable rate Mortgage Securities. "Primary" as used herein means either (i) securities that are rated within one of the two highest rating categories by at least one of either Standard & Poor's Rating Services, a division of The McGraw-Hill Companies, Inc. ("Standard & Poor's") or Moody's Rating Service, Inc. ("Moody's" and together with Standard & Poor's, the "Rating Agencies"), or
(ii) securities that are unrated but are either obligations the United States or obligations guaranteed by the United States government or an agency or instrumentality of the United States government.

  The remainder of the Company's investment portfolio, comprising not more than 30% of its total assets, may consist of Mortgage Assets which are unrated, or, if rated, are less than Primary, including (i) Mortgage Loans secured by first liens on single-family (one-to-four units) residential properties, (ii) Mortgage Securities backed by loans on single-family, multi-family, commercial, or other real estate-related properties which are rated at least Investment Grade (rated at least "BBB" or "Baa" by Standard & Poor's or Moody's, respectively) or (as to single-family and multi-family Mortgage Securities) the equivalent, if not rated, (iii) fixed-rate Mortgage Assets, including the acquisition of such assets for the purpose of being combined with hedging instruments to obtain investment characteristics similar to adjustable-rate Mortgage Assets, and (iv) Other Mortgage Securities. "Other Mortgage Securities" as used herein means securities representing interests in, or secured by Mortgages on, real property other than Pass-Through Certificates and CMOs and may include non-Primary certificates and other securities collateralized by single-family loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests, securities of other REITs and other mortgage-backed and mortgaged collateralized obligations.

Summary of Strategy

  The principal business objective of the Company is to generate a competitive yield through its use of leverage and active management of the asset/liability yield spread. Following is the Company's strategy to achieve its business objective:

 Investment Strategy

  The Company applies a disciplined approach to managing its investments in an attempt to achieve competitive yields while managing portfolio risk. The Company utilized the proceeds of its initial public offering and short-term borrowings to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company seeks to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and by analyzing the prepayment risk of the Mortgage Assets, as well as the deviations between projected and realized prepayment rates.

 Financing Strategy

  The Company employs a strategy of attempting to increase profitability through growth in Mortgage Asset volume achieved by leverage based upon short-term borrowings, primarily reverse repurchase agreements and dollar-roll agreements. The Company generally maintains a debt-to-equity ratio of between 8:1 and 12:1, although the ratio varies from time to time depending on market conditions and other factors deemed relevant by the Manager and the Company's Board of Directors. Depending on the different cost of borrowing funds at different maturities, the Company varies the maturities of its borrowed funds to attempt to produce lower borrowing costs. The Company's borrowings are short-term and the Company attempts to actively manage, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its Mortgage Assets.

  Although it has not yet done so, over time, to the extent the Company believes it can lower its cost of funds or increase its return to investors, it may seek to raise additional capital through accessing the capital markets. In addition, to the extent the Company develops appropriate infrastructure, it may access the securitization market to raise additional funds for operations.

 Risk Management Strategy

  Interest Rate and Volatility Risk. If the general level of interest rates increases or the expected level of volatility of interest rates increases, the Company's assets are likely to decline in value. The Company uses mathematical modeling and quantitative analysis to monitor the interest rate sensitivity of its Mortgage Asset portfolio. The analysis includes the use of mathematical assumptions regarding the effect of mortgage loan prepayments and interest rate caps incorporated in most adjustable-rate mortgage securities, as well as interest rate volatility on its portfolio of Mortgage Assets. Comparison of interest rate sensitivity factors to the quantitative and qualitative nature of the Company's borrowings provides the Company with a qualitative measure of the impact that interest rate movements could have on the Company's net interest income. Management evaluates continually these mathematical assumptions and, if necessary, adjusts its Mortgage Asset portfolio accordingly.

  Credit Risk. The Company has invested in Mortgage Assets, primarily mortgage pass-through certificates and short-term investments. Although it has not yet done so, the Company may also invest in collateralized mortgage obligations, mortgage loans and other securities representing interests in or obligations backed by pools of mortgage loans which can be readily financed. If an issuer of a security owned by the Company defaults, the value of the security is likely to decline, either temporarily or permanently. The Company continually monitors the credit quality of its Mortgage Assets and maintains appropriate capital levels for allowances and possible credit losses. The Company manages the credit risk of its Mortgage Assets through, among other activities,
(i) complying with the Company's policies with respect to credit risk concentration, (ii) actively monitoring the ongoing credit quality and servicing of its Mortgage Assets and (iii) maintaining appropriate capital levels and allowances for possible credit losses.

  Hedging. Although it has not yet done so, the Company may enter into hedging transactions designed to protect itself to varying degrees against interest rate changes. The Company may purchase interest rate caps and interest rate swaps to mitigate the risk of its short-term borrowings increasing at a greater rate than the yields on its Mortgage Assets during a period of rising interest rates. The Company may also, to the extent consistent with its qualifications as a REIT and Maryland law, utilize financial futures contracts and put and call options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes. However, no hedging strategy can completely insulate the Company from interest rate risks and market movement, and the federal tax laws applicable to REITs may substantially limit the Company's ability to engage in hedging transactions. Additionally, hedging strategies have significant transaction costs and the Company will not be able to significantly reduce or eliminate the risk associated with its investment portfolio without reducing or perhaps even eliminating the return on its investments.

  There can be no assurance that the Company will successfully implement its strategies. See "Risk Factors" for a discussion of factors that could affect the Company's ability to successfully implement its strategy.

The Manager

  The Manager implements the Company's business strategy on a day-to-day basis and performs certain services for the Company, pursuant to policies established by the Company's Board of Directors and the authority delegated to the Manager under the Management Agreement. The Manager is responsible primarily for two areas of activity: (i) asset/liability management, which consists of the acquisition, disposition, financing, hedging and management of Mortgage Assets and includes credit and prepayment risk management; and
(ii) capital management, which consists of structuring, analysis, capital raising and investor relations activities. With respect to the Company's investment strategy, the Manager employs mortgage analytical tools to generally construct a diversified Mortgage Asset portfolio. With respect to the Company's financing strategy, the Manager arranges for various types of financing for the Company and manages actively the interest rate structure of the Company's assets and liabilities and monitors the Company's portfolio leverage. With respect to the Company's risk management strategy, the Manager monitors the projected change in the portfolio's value based upon assumed changes in interest rates and, if necessary, attempts to adjust the portfolio accordingly. The Manager monitors the credit quality of each asset in the Company's portfolio and seeks to ensure that the overall credit quality of the portfolio is in keeping with the Company's credit policies as adopted by the Company's Board of Directors. The Manager evaluates the Company's interest rate risk levels and performs such analyses as may be required to determine what types and amounts of hedging transactions are advisable for the Company given the configuration of its portfolio and seeks to execute trades to maintain hedges. The Manager is also be required to perform the following services for the Company: (i) providing regular reports regarding the Company to the Board of Directors, (ii) monitoring the Company's status as a REIT from tax and compliance standpoints and (iii) providing managerial, administrative and management information systems support for the Company.

  Prior to its association with the Company, the Manager had not previously managed a REIT. In particular, the Manager had not previously managed a highly-leveraged pool of Mortgage Assets or utilized hedging instruments, nor did the Manager have experience in complying with the asset limitations imposed by the REIT Provisions of the Code. Although management of the Company and the Manager have investment management experience, there can be no assurance that the past experience of the executive officers of the Company and the Manager is appropriate to the business of the Company. Further, the experience of the officers of the Manager and PIA should not be viewed as a reliable gauge of the potential success of the Company. See "Risk Factors-- Lack of Prior Experience."

  The Company has entered into a management agreement (the "Management Agreement") between the Company and the Manager for an initial term of five years from the date of the closing of the Company's initial public offering. Pursuant to the Management Agreement with the Manager, the Company pays the Manager an annual base management fee based on Average Net Invested Assets, payable monthly in arrears, equal to 1% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million of Average Net Invested Assets. Average Net Invested Assets is generally defined as total assets less total debt incurred to finance assets; accordingly, incurring debt to finance asset purchases does not necessarily increase Average Net Invested Assets.

  The Company also pays the Manager, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate (average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of 10 years), as published weekly by the Federal Reserve Board during a quarter) plus 1%. A deduction for the Company's interest expenses for borrowed money is taken in calculating Net Income. "Return on Equity" is computed on Average Net Worth and has no necessary correlation with the actual distributions received by stockholders. The incentive compensation calculation and payment to the Manager is made quarterly in arrears before any income distributions are made to stockholders for the corresponding period.

  After the expiration of the initial five-year term, the Management Agreement will be automatically renewed for additional one-year terms unless terminated by the Company or the Manager upon written notice. Except in the case of a termination or non-renewal by the Company for cause, upon termination or non-renewal of the Management Agreement by the Company, the Company is obligated to pay the Manager a termination or non-renewal fee equal to the fair market value of the Management Agreement without regard to the Company's termination or non-renewal right as determined by an independent appraisal. The selection of the independent appraiser shall be subject to the approval of the Unaffiliated Directors. The payment of such a termination or non-renewal fee by the Company would adversely affect the cash available for distribution to the Company's stockholders and may have a material adverse effect on the Company's operations.

                        OPERATING POLICIES AND PROGRAMS

Asset Acquisition Policy

  The principal business objective of the Company is to earn a competitive yield through the management of Mortgage Assets and their risks, the use of leverage, the active management of the asset/liability yield spread, and the employment of the Company's risk management strategies. In addition, the Company's structure provides investors with a vehicle to participate in the mortgage securities market. The Company's Mortgage Assets are held primarily for investment. The Company generally buys and holds Mortgage Assets to maturity and, therefore, has a low portfolio turnover rate. The Company's ability to sell Mortgage Assets for gain is restricted by the REIT Provisions of the Code and the rules, regulations and interpretations of the Service thereunder. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Gross Income Tests."

  At least 70% of the total assets acquired by the Company are Primary adjustable-rate Mortgage Securities and Short-Term Investments (investments with maturities of one year or less). "Primary" as used herein means either
(i) securities that are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's, or (ii) securities that are unrated but are either obligations the United States or obligations guaranteed by the United States government or an agency or instrumentality of the United States government.

  The remainder of the Company's investment portfolio, comprising not more than 30% of its total assets, may consist of Mortgage Assets which are unrated, or, if rated, are less than Primary, including (i) Mortgage Loans,
(ii) Mortgage Securities backed by loans on single-family, multi-family, commercial, or other real estate-related properties which are rated at least Investment Grade (rated at least "BBB" or "Baa" by Standard & Poor's or Moody's, respectively) or (as to single-family and multi-family Mortgage Securities) the equivalent, if not rated, (iii) fixed-rate Mortgage Assets, including the acquisition of such assets for the purpose of being combined with hedging instruments to obtain investment characteristics similar to adjustable-rate Mortgage Assets, and (iv) Other Mortgage Securities. "Other Mortgage Securities" as used herein means securities representing interests in, or secured by Mortgages on, real property other than Pass-Through Certificates and CMOs and may include non-Primary certificates and other securities collateralized by single-family loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests, securities in other REITs and other mortgage-backed and mortgaged collateralized obligations.

  The Company has not acquired and generally will not acquire Inverse Floaters, Remic Residuals or First Loss Subordinated Bonds. The Company may acquire mortgage derivative securities, including, but not limited to, interest only, principal only or other Mortgage Securities that receive a disproportionate share of interest income or principal, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks (collectively, "Mortgage Derivative Securities"), but only on a limited basis due to the greater risk of loss associated with Mortgage Derivative Securities. See "Risk Factors--Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations."

  The Company's Board of Directors has adopted the investment policies set forth in the Company's Prospectus as its initial investment policies. The policies may be changed at any time, and have been modified slightly during the reporting period, by the Board of Directors (subject to approval by a majority of Unaffiliated

Directors) without the consent of stockholders. The Company's Board of Directors will establish and approve (including approval by a majority of Unaffiliated Directors) at least annually the investment policies of the company, which will include investment criteria that each Mortgage Asset must satisfy to be eligible for investment by the Company. The Company will not purchase any Mortgage Assets from its Affiliates other than Mortgage Securities that may be purchased from a taxable subsidiary of the Company that may be formed in connection with the securitization of Mortgage Loans.

Capital and Leverage Policy

  The Company financed its purchase of Mortgage Assets initially through equity from the proceeds of its initial public offering and thereafter primarily by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The borrowings are in the form of reverse repurchase agreements and dollar-roll agreements and may, in the future, be in the form of loan agreements, lines of credit and other credit facilities. The Company's borrowings are secured by Mortgage Assets owned by the Company.

  The Company employs a leveraging strategy to increase its investment assets by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The Company generally maintains a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time to time depending on market conditions and other factors deemed relevant by the Manager and Company's Board of Directors. The Company believes that this will leave an adequate capital base to protect against interest rate environments in which the Company's borrowing costs might exceed its interest income from Mortgage Assets. For example, these conditions could occur when the interest adjustments on Mortgage Assets lag behind interest rate increases in the Company's short-term borrowings or when the interest rate of the Company's short-term borrowings are mismatched with the interest rate indices of the Company's Mortgage Assets. See "Risk Factors--Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations" and "Risk Factors--Interest Rate Fluctuations May Decrease Net Interest Income." The Company enters into the collateralized borrowings described herein only with financially sound institutions meeting credit standards approved by the Company's Board of Directors, including approval by a majority of Unaffiliated Directors and monitors the financial condition of such institutions on a regular, periodic basis.

  Depending on the different cost of borrowing funds at different maturities, the Company varies the maturities of its borrowed funds to attempt to produce lower borrowing costs. The Company's borrowings are short-term and the Company manages actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its Mortgage Assets.

  Mortgage Assets are financed primarily at short-term borrowing rates through reverse repurchase agreements (a borrowing device evidenced by an agreement to sell securities to a third party and a simultaneous agreement to repurchase them at a specified future date and price, the difference constituting the borrowing rate) and dollar-roll agreements (an agreement to sell a security for delivery on a specified future date and simultaneous agreement to repurchase the same or substantially similar security on a specified future date). In the future the Company may also employ borrowings under lines of credit and other collateralized financings which the Company may establish with approved institutional lenders. Currently reverse repurchase agreements and dollar-roll agreements are the principal financing devices utilized by the Company to leverage its Mortgage Assets portfolio. Generally, upon repayment of each reverse repurchase agreement, or repurchase pursuant to a dollar-roll agreement, the collateral is immediately pledged to secure a new reverse repurchase agreement or is sold pursuant to a new dollar-roll agreement.

  A reverse repurchase agreement, although structured as a sale and repurchase obligation, effects a financing under which the Company pledges its Mortgage Assets as collateral to secure a short term loan. Generally, the creditor will make the loan pursuant to the repurchase agreement in an amount equal to a percentage of the market value of the collateral, typically 80% to 98%. Given the Company's investing activities since inception, this percentage has ranged from 93% to 97% during the reporting period. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan pursuant to the agreement and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders are entitled to vote. Upon a payment default under a repurchase agreement, the lending party may liquidate the collateral.

  Similar to a reverse repurchase agreement as a method of financing Mortgage Securities, a dollar-roll is a transaction in which the Company sells Mortgage Securities for delivery on a specified future date and simultaneously contracts to repurchase the same or substantially the same type of security on a specified future date. During the roll period, the Company forgoes the principal and interest payments on the Mortgage Securities. The Company, however, is compensated by the interest earned on the cash proceeds of the initial sale and by the typically lower repurchase price at the future date. Because the roll provides funds to the Company for the period of the roll, its value can be expressed in terms of an "implied financing rate." This method of financing is favorable to the Company when the repurchase price is low enough in comparison to the initial sale price so that the implied financing rate is below other alternative short-term borrowing rates (e.g., the rate for reverse repurchase agreements or other short-term borrowings). The Company's ability to enter into dollar-roll agreements may be limited in order to maintain the Company's status as a REIT and to avoid the imposition of tax on the Company. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "--Taxation of the Company."

  Reverse repurchase agreements take the form of a sale of pledged securities to the lender at a discounted price in return for the lender's agreement to resell the same or similar securities to the borrower at a future date (the maturity of the borrowing) at an agreed price. In the event of the insolvency or bankruptcy of a lender during the term of a reverse repurchase agreement, provisions of the Federal Bankruptcy Code, if applicable, may permit the lender to consider the agreement to resell the securities to be an executory contract that, at the lender's option, may be either assumed or rejected by the lender. If a bankrupt lender rejects its obligation to resell pledged securities to the Company, the Company's claim against the lender for the damages resulting therefrom may be treated as simply one of many unsecured claims against the lender's assets. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company.

Credit Risk Management Policy

  The Company reviews credit risk and other risks of loss associated with each investment. In addition, the Company seeks to diversify the Company's portfolio of Mortgage Assets to avoid undue geographic, insurer, industry and certain other types of concentrations. The Company seeks to reduce certain risks from sellers and servicers through representations and warranties. The Company's Board of Directors monitors the overall portfolio risk and determines appropriate levels of provision for loss.

  With respect to its Mortgage Securities, the Company is exposed to various levels of credit and special hazard risk, depending on the nature of the underlying Mortgage Assets and the nature and level of credit enhancements supporting such securities. Agency Certificates are covered by credit protection in the form of a 100% guarantee from a government sponsored entity (GNMA, Fannie Mae or FHLMC). Privately Issued Certificates represent interests in pools of residential mortgage loans with partial credit enhancement. Credit loss protection for Privately Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among Privately Issued Certificates.

  The Company reviews the quality of Mortgage Loans at the time of acquisition and on an ongoing basis. During the time it holds Mortgage Loans, the Company is subject to risks of borrower defaults and bankruptcies and special hazard losses (such as those occurring from earthquakes or floods) that are not covered by standard hazard insurance. However, individual Mortgage Loans may be covered by FHA insurance, VA guarantees or private mortgage insurance and, to the extent securitized into Agency Certificates, by such government sponsored entity obligations or guarantees.

  Compliance with the Company's credit risk management policy guidelines is determined at the time of purchase of Mortgage Assets (based upon the most recent valuation utilized by the Company) and will not be affected by events subsequent to such purchase, including, without limitation, changes in characterization, value or rating of any specific Mortgage Assets or economic conditions or events generally affecting any Mortgage Assets of the type held by the Company.

Asset/Liability Management Policy

  Interest-Rate Risk Management. To the extent consistent with its election to qualify as a REIT, the Company follows an interest rate risk management program intended to protect its portfolio of Mortgage Assets and related debt against the effects of major interest rate changes. Specifically, the Company's interest rate management program is formulated with the intent to offset to some extent the potential adverse effects resulting from rate adjustment limitations on its Mortgage Assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate Mortgage Assets and related borrowings. The Company's interest rate risk management program encompasses a number of procedures, including the following: (i) monitoring and adjusting, if necessary, the interest rate sensitivity of its Mortgage Assets compared with the interest rate sensitivities of its borrowings; and (ii) attempting to structure its borrowing agreements relating to adjustable-rate Mortgage Assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than a year). As a result, the Company expects to be able to adjust the average maturity/adjustment period of such borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due or are renewed. Through use of these procedures, the Company attempts to reduce the risk of differences between interest rate adjustment periods of adjustable-rate Mortgage Assets and related borrowings.

  Depending on market conditions and the cost of the transactions, the Company may conduct certain hedging activities in connection with the management of its Mortgage Asset portfolio, although it has not done so since inception. To the extent consistent with the Company's election to qualify as a REIT, the Company follows a hedging strategy intended to mitigate the effects of interest rate changes and to enable the Company to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, the Company's hedging program is formulated with the intent to offset to some extent the potential adverse effects of (i) changes in interest rate levels relative to the interest rates on the Mortgage Assets held in the Company's investment portfolio, and (ii) differences between the interest rate adjustment indices and periods of the Company's Mortgage Assets and the borrowings of the Company. As part of its hedging strategy, the Company also monitors on an ongoing basis the prepayment risks that arise in fluctuating interest rate environments.

  The Company's hedging policy encompasses a number of procedures. First, the Company attempts to actively manage, on an aggregate basis, the interest rate indices and interest rate adjustment periods of its borrowings against the interest rate indices and interest rate adjustment periods on its Mortgage Assets. In addition, the Company structures its reverse repurchase borrowing agreements and dollar-roll agreements to have a range of different maturities (although substantially all have maturities of less than one year). As a result, the Company is able to adjust the average maturity of its borrowings on an ongoing basis by changing the mix of maturities as borrowings come due and are renewed. In this way, the Company reduces differences between the interest rate adjustment periods of its Mortgage Assets and related borrowings that may occur due to prepayments of Mortgage Loans or other factors.

  The Company may hedge to some extent against the short-term indebtedness incurred by the Company to finance its acquisition of Mortgage Assets to mitigate the effects of interest rate fluctuations or other market movements. With respect to assets, hedging can be used either to increase the liquidity or decrease the risk of holding an asset by guaranteeing, in whole or in part, the price at which such asset may be disposed of prior to its maturity and may also be used to receive interest income in excess of specified interest rate caps. With respect to indebtedness, hedging can be used to limit, fix, or cap the interest rate on short-term indebtedness.

  In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. Financial futures contracts are the sale of a futures contract, typically on Treasury Bills or Eurodollar contracts, creating a firm obligation to deliver a specific financial instrument at a specified future date and price. Options on financial futures contracts are similar to options on securities except that a futures option gives the purchaser the right, in return for the premium paid, to assume a position in a futures contract and obligates the seller to deliver that position. Financial futures contracts and options on financial futures contracts are classified as "commodities" under the federal Commodity Exchange Act and may also be classified as "securities" for securities law purposes. The Company does not intend to invest in any other types of commodities and will not engage in commodities trading. The purchase of Mortgage Derivative Securities and Excess Servicing Rights can be effective hedging instruments in certain situations as these investments tend to increase in value and their yields tend to increase as interest rates rise. The Company intends to limit its purchases of Mortgage Derivative Securities and Excess Servicing Rights to those investments qualifying as Qualified REIT Real Estate Assets. Income from such investments qualifies for purposes of the 95% and 75% sources of income tests applicable to REITs. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Gross Income Tests."

  The Company may acquire Excess Servicing Rights, but only to the extent such rights constitute a Qualified REIT Real Estate Asset. Excess Servicing Rights would entitle the Company to receive the interest portion of monthly mortgage payments not already allocated to either a pass-through certificate or the administration of mortgage servicing. Because Excess Servicing Rights represent interest only cash flows from mortgage loans, they behave in a fashion similar to "interest only" Mortgage Derivative Securities. The Excess Servicing Rights also will be subject to the general credit of the Servicer (the entity performing the loan servicing function on Mortgage Loans or Excess Servicing Rights owned by the Company) and the risk that the Servicer could be terminated. As part of its loan servicing function, the Servicer collects and is responsible for distributing the interest payments attributable to the Excess Servicing Rights.

  Fixed-rate Mortgage Assets may also be acquired for the purpose of being combined with hedging instruments to obtain investment characteristics similar to adjustable-rate Mortgage Assets.

  These hedging transactions are designed to reduce the fluctuation in the value of the Company's portfolio in changing interest rate environments. No hedging strategy can completely insulate the Company from such risks, and certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to hedge. The Company intends to carefully monitor and may have to limit its hedging strategies to assure that it does not realize excessive hedging income, or hold hedging assets having excess value in relation to total assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT."

  In addition, hedging involves transaction costs, and such costs increase dramatically as the period covered by the hedging protection increases and that may also increase during periods of rising and fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging or may determine it is not advantageous to hedge its short-term indebtedness incurred to acquire Mortgage Assets. Certain losses incurred in connection with hedging activities may be capital losses that would not be deductible to offset ordinary REIT income. In such a situation, the Company would have incurred an economic loss of capital that would not be deductible to offset the ordinary income from which dividends must be paid.

  Prepayment Risk Management. The Company seeks to minimize the risk that borrowers of mortgage loans underlying Mortgage Assets may prepay such loans at a faster or slower than anticipated rate and the effects caused by such prepayments by attempting to structure a diversified portfolio with a variety of prepayment characteristics, investing in Mortgage Assets with prepayment prohibitions and penalties, investing in certain Mortgage Security structures that have prepayment protections, and balancing Mortgage Assets purchased at a premium with Mortgage Assets purchased at a discount. The Company invests in Mortgage Assets that on a portfolio basis do not have significant purchase price premiums. Under normal market conditions, the Company seeks to keep the aggregate capitalized purchase premium of the portfolio to 3% or less. In addition, the Company may in the future purchase Principal Only Derivatives to a limited extent as a hedge against prepayment risks. Prepayment risk is monitored by Management and the Company's Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

  The Company believes that it has developed cost-effective asset/liability management policies to mitigate interest rate and prepayment risks. However, no strategy can completely insulate the Company from interest rate changes, prepayment risks and defaults by counter-parties. Further, as noted above, certain of the federal income tax requirements that the Company must satisfy to qualify as a REIT limit the Company's ability to fully hedge its interest and prepayment risks. Management monitors carefully, and may have to limit, its asset/liability management program to assure that the Company does not realize excessive hedging income, or hold hedging Mortgage Assets having excess value in relation Mortgage Assets, which would result in the Company's disqualification as a REIT or, in the case of excess hedging income, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code, provided such failure was for reasonable cause. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT." In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by the hedging protection increases and that may increase during periods of fluctuating interest rates. Therefore, the Company may be prevented from effectively hedging its interest rate and prepayment risks.

Description of Mortgage Assets

  The Company invests principally in the following types of Mortgage Assets subject to the operating restrictions described in "--Operating Policies and Programs" above. Within such operating restrictions there are no limitations on the amount of each of the following Mortgage Assets the Company can acquire.

 Pass-Through Certificates

  General. The Company's investments in Mortgage Assets are expected to be concentrated in Pass-Through Certificates. The Pass-Through Certificates to be acquired by the Company will consist primarily of pass-through certificates issued by Fannie Mae, FHLMC and GNMA, as well as Primary privately issued adjustable-rate mortgage pass-through certificates. The Pass-Through Certificates acquired by the Company represent interests in mortgages that will be secured primarily by liens on single-family (one-to-four units) residential properties, or on multi-family, commercial or other real estate-related properties.

  The ARM Pass-Through Certificates acquired by the Company are subject to periodic interest rate adjustments which may be less frequent than the increases or decreases in the borrowings or financings utilized by the Company. In a period of increasing interest rates, the Company could experience a decrease in Net Cash Flow because the interest rates on its borrowings could increase faster than the interest rates on ARM Pass-Through Certificates owned by the Company. Additionally, ARMs backed by loans secured by liens on single-family (one-to-four) residences are subject to periodic and lifetime interest rate caps which limit the amount an ARM interest rate can change during any given period. The Company's borrowings are generally not subject to similar restrictions. The impact on Net Cash Flows of such interest rate changes depends on the adjustment features of the Mortgage Assets owned by the Company and the maturity schedules of the Company's borrowings.

  Privately Issued ARM Pass-Through Certificates. Privately issued ARM Pass-Through Certificates are structured similarly to the Fannie Mae, FHLMC and GNMA pass-through certificates discussed below and are issued by originators of and investors in Mortgage Loans, including savings and loan associations, savings banks commercial banks, mortgage banks, investment banks and special purpose subsidiaries of such institutions. Privately issued ARM Pass-Through Certificates are usually backed by a pool of conventional adjustable-rate Mortgage Loans and are generally structured with credit enhancement such as pool insurance or subordination. However, privately issued ARM Pass-Through Certificates are typically not guaranteed by an entity having the credit status of Fannie Mae, FHLMC or GNMA guaranteed obligations.

  Existing Fannie Mae ARM Programs. Fannie Mae is a federally chartered and privately owned corporation organized and existing under the Federal National Mortgage Association Charter Act (12 U.S.C. (S) 1716 et seq.). Fannie Mae provides funds to the mortgage market primarily by purchasing Mortgage Loans on homes from local lenders, thereby replenishing their funds for additional lending. Fannie Mae established its first ARM programs in 1982 and currently has several ARM programs under which ARM certificates may be issued, including programs for the issuance of securities through REMICs under the Code.

  Each Fannie Mae ARM Pass-Through Certificate issued to date has been issued in the form of a Pass-Through Certificate representing a fractional undivided interest in a pool of ARMs formed by Fannie Mae. The ARMs included in each pool are fully amortizing conventional Mortgage Loans secured by a first lien on either one-to-four family residential properties or multifamily properties. The original terms to maturities of the Mortgage Loans generally do not exceed 40 years. Currently, Fannie Mae has issued several different series of ARMs. All of Fannie Mae's series of ARMs are in its lender (or Swaps) mortgage-backed securities program where individual lenders swap pools of Mortgage Loans that they originated or purchased for a Fannie Mae security backed by those same Mortgage Loans. Each series bears an initial interest rate and a margin tied to an index based on all Mortgage Loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae's guarantee fee. The specified index used in each series has included the One-Year U.S. Treasury Rate published by the Federal Reserve Board, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco and other indices. In addition, the majority of series of Fannie Mae ARMs issued to date have had a monthly, semi-annual or annual interest rate adjustment.

  Adjustments to the interest rates on Fannie Mae ARMs are typically subject to lifetime caps. In addition, some pools contain ARMs that are subject to semi-annual or annual interest rate change limitations, frequently 1% to 2%, respectively. Some pools contain ARMs that provide for limitations on the amount by which monthly payments may be increased but have no limitation on the frequency or magnitude of changes to the mortgage interest rate of the ARM except for the lifetime cap. In cases where an increase in the rate cannot be covered by the amount of the scheduled payment, the uncollected portion of interest is deferred and added to the principal amount of the ARM. In such cases, interest paid on the Fannie Mae Certificates is a monthly pass-through of the amount of interest on each ARM rather than a weighted average pass-through rate of interest.

  Fannie Mae guarantees to the registered holder of a Fannie Mae Certificate that it will distribute amounts representing scheduled principal and interest (at the rate provided by the Fannie Mae Certificate) on the Mortgage Loans in the pool underlying the Fannie Mae Certificate, whether or not received, and the full principal amount of any such Mortgage Loan foreclosed or otherwise finally liquidated, whether or not the principal amount is actually received. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States. If Fannie Mae were unable to satisfy such obligations, distributions to holders of Fannie Mae Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of Fannie Mae Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  Existing FHLMC ARM Programs. The Federal Home Loan Mortgage Corporation is a corporate instrumentality of the United States created pursuant to an Act of Congress (Title III of the Emergency Home Finance Act of 1970, as amended, 12 U.S.C. (S) 1451-1459), on July 24, 1970. The principal activity of FHLMC currently consists of the purchase of Conforming Mortgage Loans or participation interests therein and the resale of the loans and participations so purchased in the form of guaranteed Mortgage Securities. FHLMC established its first regular ARM program in 1986 and currently has several regular ARM programs available for the issuance of ARM certificates and a number of special programs that may be offered to Mortgage Loan sellers. All of the Mortgage Loans evidenced by FHLMC Certificates are conventional Mortgage Loans, and are not guaranteed or insured by, and are not obligations of, the United States or any agency or instrumentality thereof, other than FHLMC.

  Each FHLMC Certificate issued to date has been issued in the form of a Pass-Through Certificate representing an undivided interest in a pool of ARMs purchased by FHLMC. The ARMs included in each pool are fully amortizing, conventional Mortgage Loans with original terms to maturity of up to 40 years secured by first liens on one-to-four unit family residential properties or multi-family properties. An ARM certificate issued by FHLMC may be issued under one of two cash programs (comprised of Mortgage Loans purchased from a number of sellers) or guarantor programs (comprised of Mortgage Loans purchased from one seller in exchange for participation certificates representing interests in the Mortgage Loans purchased). The interest rate paid on FHLMC Certificates adjusts on the first day of the month following the month in which the interest rates on the underlying Mortgage Loans adjust. The interest rates paid on ARM certificates issued under FHLMC's standard ARM programs adjust annually in relation to the One-Year U.S. Treasury Rate as published by the Federal Reserve Board. The specified index used in each FHLMC series has also included the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco and other indices. Interest rates paid on FHLMC Certificates equal the applicable index rate plus a specified number of basis points ranging typically from 125 to 250 basis points. In addition, the majority of series of FHLMC Mortgage Securities issued to date have had a monthly, semi-annual or annual interest adjustment. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 1% or 2% and to a lifetime cap of 5% or 6% over the initial interest rate. Certain FHLMC programs include Mortgage Loans that allow the borrower to convert the adjustable mortgage interest rate of his ARM to a fixed rate. ARMs that are converted into fixed-rate Mortgage Loans are repurchased by FHLMC or by the seller of such Mortgage Loans to FHLMC, at the unpaid principal balance thereof, plus accrued interest to the due date of the last adjustable rate interest payment.

  Some FHLMC pools contain ARMs that provide for limitations on the amount by which monthly payments may be increased but have no limitation on the frequency or magnitude of changes to the mortgage interest rate of the ARM except for the lifetime cap. In cases where an increase in the rate cannot be covered by the amount of the scheduled payment, the uncollected portion of interest is deferred and added to the principal amount of the ARM. In such cases, interest paid on the FHLMC Certificates is a monthly pass-through of the amount of interest on each ARM rather than a weighted average pass-through rate of interest.

  FHLMC guarantees to each holder of its ARM certificates the timely payment of interest at the applicable pass-through rate and ultimate collection of all principal on the holder's pro rata share of the unpaid principal balance of the related ARMs, but does not guarantee the timely payment of scheduled principal of the underlying Mortgage Loans. The obligations of FHLMC under its guarantees are solely those of FHLMC and are not backed by the full faith and credit of the United States. If FHLMC were unable to satisfy such obligations, distributions to holders of FHLMC Certificates would consist solely of payments and other recoveries on the underlying Mortgage Loans and, accordingly, monthly distributions to holders of FHLMC Certificates would be affected by delinquent payments and defaults on such Mortgage Loans.

  Existing GNMA ARM Programs. GNMA is a wholly owned corporate instrumentality of the United States within the Department of Housing and Urban Development ("HUD"). Section 306(g) of Title III of the National Housing Act of 1934, as amended (the "Housing Act"), authorizes GNMA to guarantee the timely payment of the principal of and interest on certificates that represent an interest in a pool of Mortgage Loans insured by the FHA under the Housing Act or Title V of the Housing Act of 1949, or partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended, or Chapter 37 of Title 38, United States Code and other loans eligible for inclusion in mortgage pools underlying GNMA Certificates. Section 306(g) of the Housing Act provides that "the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty under this subsection." An opinion, dated December 12, 1969, of an Assistant Attorney General of the United States, states that such guarantees under Section 306(g) of mortgage-backed certificates of the type that may be purchased by the Company or pledged as security for a series of

Mortgage Securities are authorized to be made by GNMA and "would constitute general obligations of the United States backed by its full faith and credit."

  The interest rate paid on the certificates issued under GNMA's standard ARM program adjusts annually in relation to the One-Year U.S. Treasury Rate as published by the Federal Reserve Board. Interest rates paid on GNMA Certificates typically equal the index rate plus 150 basis points. Adjustments in the interest rate are generally limited to an annual increase or decrease of 1% and to a lifetime cap of 5%.

 CMOs

  The Company may, from time to time, invest in variable-rate and short-term fixed-rate CMOs. "CMOs" as used herein means variable-rate debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates other than Mortgage Derivative Securities and Subordinated Interests. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers. The Company will only acquire CMOs that constitute beneficial interests in grantor trusts holding Mortgage Loans, or regular interests issued by REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided that the Company has obtained a favorable opinion of counsel or a ruling from the Service to that effect).

  CMOs ordinarily are issued in series, each of which consists of several serially maturing classes ratably secured by a single pool of Mortgage Loans or Pass-Through Certificates. Generally, principal payments received on the mortgage-related assets securing a series of CMOs, including prepayments on such mortgage-related assets, are applied to principal payments on one or more classes of the CMOs of such series on each principal payment date for such CMOs. Scheduled payments of principal of and interest on the mortgage-related assets and other collateral securing a series of CMOs are intended to be sufficient to make timely payments of interest on such CMOs and to retire each class of such CMOs by its stated maturity.

  CMOs may be subject to certain rights of issuers thereof to redeem such CMOs prior to their stated maturity dates, which may have the effect of diminishing the Company's anticipated return on its investment. The Company will not acquire any CMOs that do not qualify as Qualified REIT Real Estate Assets.

 Mortgage Warehouse Participations

  The Company also may from time to time acquire Mortgage Warehouse Participations as an additional means of diversifying its sources of income, provided that such investments, together with the Company's investments in Limited Investment Assets, will not in the aggregate exceed 30% of its total Mortgage Assets. These investments are participations in lines of credit to Mortgage Loan originators that are secured by recently originated Mortgage Loans that are in the process of being sold to investors. Mortgage Warehouse Participations do not qualify as Qualified REIT Real Estate Assets. Accordingly, this activity will be limited by the REIT Provisions of the Code. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT."

 Other Mortgage Securities

  General. The Company may acquire Other Mortgage Securities or interests therein if it determines that it will be beneficial to do so and it will not adversely affect qualification of the Company as a REIT. Such Other Mortgage Securities may include non-Primary Mortgage Assets and other Mortgage Securities collateralized by single-family Mortgage Loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests, securities of other REITs and other mortgage-backed and mortgage-collateralized obligations, other than Pass-Through Certificates and CMOs.

  Mortgage Derivative Securities. The Company may acquire Mortgage Derivative Securities on a limited basis as market conditions warrant, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks. Mortgage Derivative Securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. Payments on Mortgage Derivative Securities are highly sensitive to the rate of prepayments on the underlying Mortgage Loans. In the event of more rapid than anticipated prepayments on such Mortgage Loans, the rates of return on interests in Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest ("Interest Only Derivatives") would be likely to decline. Conversely, the rates of return on Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal ("Principal Only Derivatives") would be likely to increase in the event of rapid prepayments.

  The Company presently intends to acquire Mortgage Derivative Securities, including Principal and Interest Only Derivatives. Interest Only Derivatives may be an effective hedging device since they generally increase in value as Mortgage Securities representing interests in adjustable-rate mortgages decrease in value. The Company also may invest in other types of floating-rate derivatives that are currently available in the market. The Company also may invest in other Mortgage Derivative Securities that may in the future be developed if the Board of Directors, including a majority of Unaffiliated Directors, determines that such investments would be advantageous to the Company. The Company will generally not acquire Inverse Floaters, Remic Residuals or First Loss Subordinated Bonds. However, the Company may retain residual interests in its own securitizations of Mortgage Loans. Moreover, the Company will not purchase any Mortgage Derivative Securities that do not qualify as Qualified REIT Real Estate Assets.

  Subordinated Interests. The Company also may acquire Subordinated Interests, which are classes of Mortgage Securities that are junior to other classes of such series of Mortgage Securities in the right to receive payments from the underlying Mortgage Loans. The subordination may be for all payment failures on the Mortgage Loans securing or underlying such series of Mortgage Securities. The subordination will not be limited to those resulting from certain types of risks, such as those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of Mortgage Securities or may be limited in amount.

  Any Subordinated Interests acquired by the Company will be limited in amount and bear yields that the Company believes are commensurate with the risks involved. The market for Subordinated Interests is not extensive and may be illiquid. In addition, the Company's ability to sell Subordinated Interests will be limited by the REIT Provisions of the Code. Accordingly, the Company intends to purchase Subordinated Interests for investment purposes only. Although publicly offered Subordinated Interests generally will be rated, the risks of ownership will be substantially the same as the ownership of unrated Subordinated Interests because the rating does not address the possibility that the Company might suffer a lower than anticipated yield or fail to recover its initial investment. The Company will only purchase Subordinated Interests that are consistent with its credit risk management policy and will not purchase any Subordinated Interests that do not qualify as Qualified REIT Real Estate Assets.

 Mortgage Loans

  General. In the future, following the development of an appropriate infrastructure, the Company intends to acquire and accumulate Mortgage Loans as part of its investment strategy until a sufficient quantity has been accumulated for securitization into Primary Mortgage Securities. The Mortgage Loans acquired by the Company and not yet securitized, together with the Company's investments in Limited Investment Assets, will not constitute more than 30% of its total Mortgage Assets at any time. All Mortgage Loans will be acquired with the intention of securitizing them into Primary Mortgage Securities. However, there can be no assurance that the Company will be successful in securitizing the Mortgage Loans. After a pool of Mortgage Loans has been securitized, the Mortgage Loans will no longer be considered Limited Investment Assets. To meet the Company's investment criteria, the Mortgage Loans to be acquired by the Company will generally conform to the underwriting guidelines established by Fannie Mae, FHLMC or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of Mortgage Loans by the lending institution. The Company does not intend to obtain additional appraisals at the time of acquiring Mortgage Loans.

  The Mortgage Loans may be originated by or purchased from various Suppliers of Mortgage Assets throughout the United States, such as savings and loan associations, banks, mortgage bankers, home builders, insurance companies and other mortgage lenders. The Company may acquire Mortgage Loans directly from originators and from entities holding Mortgage Loans originated by others. The Board of Directors of the Company has not established any limits upon the geographic concentration of Mortgage Loans to be acquired by the Company or the credit quality of Suppliers of Mortgage Assets. See "Risk Factors-- Interest Rate Fluctuations May Decrease Net Interest Income."

  The Company will acquire ARMs. The interest rate on ARMs is typically tied to an index (such as the One-Year U.S. Treasury Rate published by the Federal Reserve Board, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco or LIBOR) and is adjustable periodically at various intervals. Such Mortgage Loans may be subject to lifetime or periodic interest rate or payment caps.

  Conforming and Nonconforming Mortgage Loans. In the future, the Company may acquire both Conforming and Nonconforming Mortgage Loans for securitization. Conforming Mortgage Loans comply with the requirements for inclusion in a loan guarantee program sponsored by GNMA, FHLMC or Fannie Mae. Under current regulations, the maximum principal balance allowed on Conforming Mortgage Loans ranges from $214,600 for one-unit residential loans ($321,000 for such residential loans secured by mortgage properties located in either Alaska or Hawaii) to $412,450 for four-unit residential loans ($618,875 for such residential loans secured by mortgaged properties located in either Alaska or Hawaii). Nonconforming Mortgage Loans are Mortgage Loans that do not qualify in one or more respects for purchase by Fannie Mae or FHLMC under their standard programs. The Company expects that a majority of Nonconforming Mortgage Loans it purchases will be nonconforming primarily because they have original principal balances which exceed the requirements for FHLMC or Fannie Mae programs.

  Commitments to Mortgage Loan Sellers. The Company may issue commitments ("Commitments") to originators and other sellers of Mortgage Loans who follow policies and procedures that generally comply with Fannie Mae and FHLMC regulations and guidelines and that comply with all applicable federal and state laws and regulations for Mortgage Loans secured by single-family (one-to-four units) residential properties. In addition, Commitments may be issued for Agency Certificates as well as privately issued Pass-Through Certificates and Mortgage Loans. Commitments will obligate the Company to purchase Mortgage Assets from the holders of the Commitments for a specific period of time, in a specific aggregate principal amount and at a specified price and margin over an index. Although the Company may commit to acquire Mortgage Loans prior to funding, all Mortgage Loans are to be fully funded prior to their acquisition by the Company. Following the issuance of Commitments, the Company will be exposed to risks of interest rate fluctuations similar to those risks on adjustable-rate Mortgage Assets.

  Securitization of Mortgage Loans. The Company anticipates that in the future, if it obtains personnel with the appropriate expertise, it may create, through securitization, Primary Mortgage Securities with all Mortgage Loans it acquires. Such Securities would be structured as collateralized borrowing and not as a sale for accounting purposes. The Company's decision at any time to acquire Mortgage Loans for securitization will be based on the Company's determination that it can earn a higher yield on the Mortgage Securities created through securitization than on comparable Mortgage Securities purchased in the market. In making this determination, the Company will consider the demand for the Mortgage Securities to be created from such Mortgage Loans, the cost of securitization, the relative strength of issuers and other market participants active in such securities, Rating Agency requirements and other factors affecting the structure, cost, rating and benefits of such securities relative to each other and to other investment alternatives.

  The Company may elect to conduct its operations of acquiring and securitizing Mortgage Loans through one or more taxable subsidiaries formed for such purpose.

  In connection with the creation of a new Mortgage Security through securitization of Mortgage Loans, the issuer generally will be required to enter into a master servicing agreement with respect to such series of Mortgage Securities with an entity acceptable to the rating agency that regularly engages in this activity (the "Master Servicer"). At the present time, the Company does not engage in this business and no Affiliates of the Company or the Manager will be appointed as a Master Servicer for any issue of Mortgage Securities created by the Company.

  To the extent that Management determines that it is not in the best interests of the Company to securitize mortgage loans, it may engage in whole loan sale transactions with respect to loans accumulated in its portfolio.

  Protection Against Mortgage Loan Risks. It is anticipated that any Mortgage Loan purchased will have a commitment for mortgage pool insurance from a mortgage insurance company with a claims-paying ability in one of the two highest rating categories by either of the Rating Agencies. Mortgage pool insurance insures the payment of certain portions of the principal and interest on Mortgage Loans. In lieu of mortgage pool insurance, the Company may arrange for other forms of credit enhancement such as letters of credit, subordination of cash flows, corporate guaranties, establishment of reserve accounts or over-collateralization. The Company expects that any Mortgage Loans acquired will be reviewed by a mortgage pool insurer or other qualified Mortgage Loan underwriter to ensure that the credit quality of the Mortgage Loans meets the insurer's guidelines. The Company intends to rely primarily upon the credit evaluation of such third-party mortgage pool insurer or underwriter issuing the commitment rather than make its own independent credit review in determining whether to purchase a Mortgage Loan. Credit losses covered by the pool insurance policies or other forms of credit enhancement are restricted to the limits of their contractual obligations and may be lower than the principal amount of the Mortgage Loan. The pool insurance or credit enhancement will be issued when the Mortgage Loan is subsequently securitized, and the Company will be at risk for credit losses on that loan prior to its securitization.

  In addition to credit enhancement, the Company anticipates that it will also obtain a commitment for special hazard insurance on the Mortgage Loans, if available at reasonable cost, to mitigate casualty losses that are not usually covered by standard hazard insurance, such as vandalism, war, earthquake and floods. This special hazard insurance is not in force during the accumulation period, but is activated instead at the time the Mortgage Loans are pledged as collateral for the Mortgage Securities. Accordingly, the risks associated with such special hazard losses exist primarily between the times the Company purchases a Mortgage Loan and the inclusion of such Mortgage Loan within a newly created issue of Mortgage Securities.

  It is expected that when the Company acquires Mortgage Loans, the seller will generally represent and warrant to the Company that there has been no fraud or misrepresentation during the origination of the Mortgage Loans and generally agree to repurchase any loan with respect to which there is fraud or misrepresentation. The Company will provide similar representations and warranties when the Company sells or pledges the Mortgage Loans as collateral for Mortgage Securities. If a Mortgage Loan becomes delinquent and the pool insurer is able to prove that there was fraud or misrepresentation in connection with the origination of the Mortgage Loan, the pool insurer will not be liable for the portion of the loss attributable to such fraud or misrepresentation. Although the Company will generally have recourse to the seller based on the seller's representations and warranties to the Company, the Company will be at risk for loss to the extent the seller does not perform its repurchase obligations.

 Other REITs

  The Company may purchase securities in other REITs or stock in similar companies when the Company believes that such purchases will yield fairly attractive returns on capital employed. When the stock market valuations of such companies are low in relation to the market value of their assets, the Company believes that such stock purchases provide a method for the Company to acquire an interest in a pool of Mortgage Assets at an attractive price. The Company does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite the securities of other issuers. During the period ended December 31, 1998 the Company acquired an approximately $500,000 position in Thornburg Mortgage Asset Corporation preferred stock.

Other Policies

  The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act. The Company does not currently intend to (i) originate loans, or (ii) offer securities in exchange for real property.

Future Revisions in Policies and Strategies

  The Board of Directors has established the investment policies, operating policies and strategies set forth in the Company's Prospectus. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders to the extent that the Board of Directors (including a majority of the Unaffiliated Directors) determines that such modification or waiver is in the best interests of stockholders. Among other factors, developments in the market that affect the policies and strategies mentioned herein or which change the Company's assessment of the market may cause the Company's Board of Directors to revise its policies and strategies. However, if such modification or waiver relates to the relationship of, or any transaction between, the Company and the Manager or any Affiliate of the Manager, the approval of a majority of the Unaffiliated Directors is also required.

  The Company monitors closely its purchases of Mortgage Assets and the income from such assets, including from its hedging strategies, so as to ensure at all times that it maintains its qualification as a REIT and its exemption under the Investment Company Act. The Company has engaged qualified accountants and tax experts to assist in developing accounting systems and testing procedures and to conduct quarterly compliance reviews designed to determine compliance with the REIT Provisions of the Code and the Company's exempt status under the Investment Company Act. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "Risk Factors-- Failure to Maintain Exemption from the Investment Company Act Would Adversely Affect Results of Operations" and "--Failure to Maintain REIT Status Would Result in the Company Being Subject to Tax as a Regular Corporation and Substantially Reduce Cash Flow Available for Distribution to Stockholders." No changes in the Company's investment and operating policies, including credit criteria for Mortgage Asset investments, may be made without the approval of the Company's Board of Directors, including by a majority of the Unaffiliated Directors.

                              DISTRIBUTION POLICY

  The Company intends to distribute substantially all of its taxable income to stockholders in each year (which does not ordinarily equal net income as calculated in accordance with GAAP). The Company intends to declare four regular quarterly distributions. In addition, taxable income, if any, not distributed through regular quarterly dividends may be distributed annually, at or near year end, in a special dividend. The distribution policy is subject to revision at the discretion of the Board of Directors. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

  In order to qualify as a REIT under the Code, the Company must make distributions to its stockholders each year in an amount at least equal to (i) 95% of its Taxable Income before deduction of dividends paid (less any net capital gain), plus (ii) 95% of the excess of the net income from Foreclosure Property over the tax imposed on such income by the Code, minus (iii) any excess noncash income. The "Taxable Income" of the Company for any year means the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

  It is anticipated that distributions generally will be taxable as ordinary income to stockholders of the Company, although a portion of such distributions may be designated by the Company as capital gain or may constitute a return of capital. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains. For a discussion of the federal income tax treatment of distributions by the Company, see "Federal Income Tax Considerations--Taxation of Stockholders."

                        COMPETITION FOR MORTGAGE ASSETS

  In acquiring Mortgage Assets, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, GNMA, Fannie Mae, FHLMC and other entities purchasing Mortgage Assets, most of which have greater financial resources than the Company. In addition, there are several REITs similar to the Company, and others may be organized in the future. The effect of the existence of additional REITs may be to increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. Increased competition for the acquisition of eligible Mortgage Assets or a diminution in the supply could result in higher prices and, thus, lower yields on such Mortgage Assets that could further narrow the yield spread over borrowing costs.

  The Company has been able to compete effectively and generate competitive rates of return for stockholders by utilizing leverage through accessing wholesale markets for collateralized borrowings and as a result of its exemption from certain forms of regulation and the tax advantages of its REIT status.

                                   EMPLOYEES

  As of December 31, 1998 the Company had no employees. The Manager carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of the Management Agreement.

                       FEDERAL INCOME TAX CONSIDERATIONS

General

  The following discussion summarizes the material federal income tax considerations that may be relevant to a holder of shares of Common Stock of the company. This discussion is based on current law. the following discussion is not exhaustive of all possible tax considerations. It does not discuss any state, local or foreign tax considerations, nor does it discuss all of the aspects of federal income taxation that may be relevant to a prospective stockholder in light of such stockholder's particular circumstances or to certain types of stockholders (including insurance companies, certain tax-exempt entities, financial institutions, broker/dealers, foreign corporations and persons who are not citizens or residents of the United States) subject to special treatment under federal income tax laws.

  Each stockholder and prospective stockholder of Common Stock of the Company is urged to consult with his own tax advisor regarding the specific consequences to him of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

  The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs. The discussion below summarizes the material provisions applicable to the Company as a REIT for federal income tax purposes and to its stockholders in connection with their ownership of shares of Common Stock. However, it is impractical to set forth in this Annual Report on Form 10-K all aspects of federal, state, local and foreign tax law that may have tax consequences with respect to an investor's purchase of the Common Stock. The discussion of various aspects of federal taxation contained herein is based on the Code, administrative regulations, judicial decisions, administrative rulings and practice, all of which are subject to change. In brief, if certain detailed conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage

Loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not taxed at the corporate level on their taxable income that is currently distributed to their stockholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders. See "-- Taxation of the Company" below.

  The Company will elect to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1998. The Board of Directors of the Company currently expects that the Company will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT for the taxable year ending December 31, 1998, and in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively elimination the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends. It must be emphasized that the Company's qualification and taxation as a REIT depends upon its ability to meet on a continuing basis through actual annual operating results, distribution levels and stock ownership, the various qualification tests imposed under the Code that are discussed below. No assurance can be given that the actual results of the Company's operations for any particular year will satisfy such requirements.

Requirements for Qualification as a REIT

  To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests which are described immediately below.

  Stock Ownership Tests. For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of Common Stock must be transferable and must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). The Company must also use the calendar year as its taxable year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the shares of any class of the stock of the Company may be owned directly or indirectly by five or fewer individuals (as defined by the Code to include certain entities). If, for any taxable year, the Company complies with regulations requiring the maintenance of records to ascertain ownership of its outstanding stock and the Company does not know or have reason to know that it failed to satisfy this test, it will be treated as satisfying this test for any such taxable year. In determining whether the Company's shares are held by five or fewer individuals, the attribution rules of Sections 544 of the Code apply. For a description of these attribution rules, see "Description of Capital Stock." The Company's Charter impose certain repurchase provisions and transfer restrictions to avoid more than 50% by value of any class of the Company's stock being held by five or fewer individuals (directly or constructively) at any time during the last half of any taxable year. Such repurchase and transfer restrictions will not cause the stock not to be treated as "transferable" for purposes of qualification as a REIT. The Company intends to satisfy both the 100 stockholder and 50%/5 stockholder individual ownership limitations described above for as long as it seeks qualification as a REIT. The Company will use the calendar year as its taxable year for income tax purposes.

  Asset Tests. On the last day of each calendar quarter at least 75% of the value of the Company's assets must consist of Qualified REIT Real Estate Assets, government securities, cash and cash items (the "75% of Assets Test"). The Company expects that substantially all of its assets will be Qualified REIT Real Estate Assets. Qualified REIT Real Estate Assets include interests in real property, interests in Mortgage Loans secured by real property and interests in REMICs.

  On the last day of each calendar quarter, of the investments in securities not included in the 75% of Assets Test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities. Hedging contracts (other than those which are Qualified REIT Real Estate Assets) and certain types of other Mortgage Assets may be treated as securities of the entity issuing such agreements or interests. The Company will take measures to prevent the value of such contracts, interests or assets issued by any one entity to exceed 5% of the value of the Company's assets as of the end of each calendar quarter. Moreover, pursuant to its compliance guidelines, the Company intends to monitor closely (on not less than a quarterly basis) the purchase and holding of the Company's assets in order to comply with the above assets tests. In particular, as of the end of each calendar quarter the Company intends to limit and diversify its ownership of hedging contracts and other Mortgage Securities that do not constitute Qualified REIT Real Estate Assets to less than 25%, in the aggregate, by value of its portfolio, to less than 5% by value as to any single issuer, and to less than 10% of the voting stock of any single issuer (collectively the "25% of Assets Test"). If such limits are ever exceeded, the Company intends to take appropriate remedial action to dispose of such excess assets within the 30-day period after the end of the calendar quarter, as permitted under the Code.

  When purchasing Mortgage Securities, the Company may rely on certain opinions of counsel for the issuer or sponsor of such securities given in connection with the offering of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities (and the income therefrom) constitute Qualified REIT Real Estate Assets (and income) for purposes of the 75% of Assets Test (and the source of income tests discussed below). If the Company invests in a partnership, it will be treated as receiving its share of the income and loss of the partnership and owning a proportionate share of the assets of the partnership and any income from the partnership will retain the character that it had in the hands of the partnership. If the Company forms a taxable affiliate to conduct mortgage origination and other activities, it will obtain an opinion of counsel that the proposed organization and ownership of an interest in the taxable affiliate will not adversely affect the Company's status as a REIT.

  Where a failure to satisfy any of the asset tests discussed above results from an acquisition of securities or other property during a quarter, the failure can be cured by a disposition of sufficient non-qualifying assets within 30 days after the close of such quarter. The Company intends to maintain adequate records of the value of its assets to determine its compliance with the asset tests, and intends to take such action as may be required to cure any failure to satisfy the test within 30 days after the close of any quarter.

  Gross Income Tests. The Company must meet two separate income-based tests for each year in order to qualify as a REIT.

  1. The 75% Test. At least 75% of the Company's gross income (the "75% of Income Test") for the taxable year must be derived from the following sources:
(i) rents from real property, (ii) interest (other than interest based in whole or in part on the income or profits of any person) on obligations secured by mortgages of real property or on interests in real property; (iii) gains from the sale or other disposition of interests in real property and real estate mortgages other than gain from stock in trade, inventory or property held primarily for sale to customers in the ordinary course of the Company's trade or business ("Dealer Property"); (iv) dividends or other distributions on shares in other REITs and, provided such shares are not Dealer Property, gain from the sale of such shares; (v) abatements and refunds of real property taxes; (vi) income from the operation, and gain from the sale, of property acquired at or in lieu of a foreclosure of the mortgage secured by such property or as a result of a default under a lease of such property ("Foreclosure Property"); (vii) income received as consideration for entering into agreements to make loans secured by real property or to purchase or lease real property (including interests in real property and interests in mortgages on real property) (for example, commitment fees); (viii) gain from the sale of other disposition of a real estate asset which is not a prohibited transaction; and (ix) income attributable to stock or debt instruments acquired with the proceeds from the sale of stock or certain debt obligations ("New Capital") of the Company received during the one-year period beginning on the day such proceeds were received ("Qualified Temporary Investment Income").

  2. The 95% Test. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not Dealer Property (the "95% of Income Test"). Income attributable to Mortgage Warehouse Participations. Mortgage Securities (other than Qualified REIT Real Estate Assets) that the Company holds directly, dividends on stock interest on any other obligations not secured by real property, and gains from the sale or disposition of stock or other securities that are not Qualified REIT Real Estate Assets will constitute qualified income for purposes of the 95% of Income Test only, but will not be qualified income for purposes of the 75% of Income Test. Income from mortgage servicing contracts, loan guarantee fees (or other contracts under which the Company would earn fees for performing services) and hedging (other than from Qualified REIT Real Estate Assets) will not qualify for either the 95% or 75% of Income Tests. The Company intends to severely limit such income and its acquisition of any assets or investments the income from which does not qualify for purposes of the 95% of Income Test. Moreover, in order to help ensure compliance with the 95% of Income Test and the 75% of Income Test, the Company limits substantially all of the assets that it acquires to Qualified REIT Real Estate Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire. At December 31, 1998, over 95% of the Company's assets were Qualified REIT Real Estate Assets.

  For purposes of determining whether the Company complies with the 75% of Income Test and the 95% of Income Test detailed above, gross income does not include gross income from "Prohibited Transactions." A "Prohibited Transaction" is one involving a sale of Dealer Property, other than Foreclosure Property. Net income from Prohibited Transactions is subject to a 100% tax. See "--Taxation of the Company" below.

  The Company maintains its qualifications for REIT status by carefully monitoring its income, including income from hedging transactions, futures contracts and sales of Mortgage Assets to comply with the 75% of Income Test and the 95% of Income Test. In order to help assure its compliance with the REIT Provisions of the Code, the Company will adopt guidelines the effect of which will be to limit its ability to earn certain types of income. See "Operating Policies and Policies." If the Company fails to satisfy one or both of the 75% or 95% of Income Tests for any year, it may face either (a) assuming such failure was for reasonable cause and not willful neglect, a 100% tax on the greater of the amounts of income by which it failed to comply with the 75% of Income Test or the 95% of Income Test, reduced by estimated related expenses or (b) loss of REIT status. There can be no assurance that the Company will always be able to maintain compliance with the gross income tests for REIT qualification despite its periodic monitoring procedures. Moreover, there is no assurance that the relief provisions for a failure to satisfy either the 95% or the 75% of Income Tests will be available in any particular circumstance.

  Distribution Requirement. In order to be taxed as a REIT, the Company is required to distribute dividends (other than capital gain dividends) to its stockholders on a pro rata basis each year in an amount at least equal to (i) 95% of its Taxable Income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% of the excess of the net income from Foreclosure Property over the tax imposed on such income by the Code, less (iii) any excess noncash income (the "95% Distribution Test"). See "Distribution Policy." The Company intends to make distributions to its stockholders in amounts sufficient to meet this 95% distribution requirement. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of the Company's tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year. A nondeductible excise tax, equal to 4% of the excess of such required distributions over the amounts actually distributed will be imposed on the Company for each calendar year to the extent that dividends paid during the year (or declared during the last quarter of the year and paid during January of the succeeding year) are less than the sum of (i) 85% of the Company's "ordinary income," (ii) 95% of the Company's capital gain net income, and (iii) income not distributed in earlier years.

  The Service has ruled that if a REIT's dividend reinvestment plan allows stockholders of the REIT to elect to have cash distributions reinvested in shares of the REIT at a purchase price equal to at least 95% of fair market value on the distribution date, then such cash distributions qualify under the 95% distribution test. The Company intends that the terms of its Dividend Reinvestment Plan which it intends to adopt in the future will comply with this ruling.

  If the Company fails to meet the 95% Distribution Test as a result of an adjustment to the Company's tax returns by the Service, the Company by following certain requirements set forth in the Code, may pay a deficiency dividend within a specified period that will be permitted as a deduction in the taxable year to which the adjustment is made. The Company would be liable for interest based on the amount of the deficiency dividend. A deficiency dividend is not permitted if the deficiency is due to fraud with intent to evade tax or to a willful failure to file a timely tax return.

  Recordkeeping Requirements. A REIT is required to maintain records regarding the actual and constructive ownership of its shares, and other information, and within 30 days after the end of its taxable year, to demand statements from persons owning above a specified level of the REIT's shares (e.g., if the Company has over 200 but fewer than 2,000 stockholders of record, from persons holding 1% or more of the Company's outstanding shares of stock and if the Company has 200 or fewer stockholders of record, from persons holding 1/2% or more of the stock) regarding their ownership of shares. The Company must maintain, as part of its records, a list of those persons failing or refusing to comply with this demand. Stockholders who fail or refuse to comply with the demand must submit a statement with their tax returns setting forth the actual stock ownership and other information. The Company also is required to maintain permanent records of its assets as of the last day of each calendar quarter. The Company intends to maintain the records and demand statements as required by these Treasury Regulations.

Termination or Revocation of REIT Status

  The Company's election to be treated as a REIT will be terminated automatically if it fails to meet the requirements described above. In that event, the Company will not be eligible again to elect REIT status until the fifth taxable year that begins after the year for which its election was terminated unless all of the following relief provisions apply: (i) the Company did not willfully fail to file a timely return with respect to the termination taxable year, (ii) inclusion of incorrect information in such return was not due to fraud with intent to evade tax, and (iii) the Company establishes that failure to meet the requirements was due to reasonable cause and not willful neglect. The Company may also voluntarily revoke its election, although it has no intention of doing so, in which event it will be prohibited, without exception, from electing REIT status for the year to which the revocation relates and the following four taxable years.

  If the Company fails to qualify for taxation as a REIT in any taxable year, and the relief provisions do not apply, the Company would be subject to tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates. Distributions to stockholders of the Company with respect to any year in which it fails to qualify as a REIT would not be deductible by the Company nor would such distributions be required to be made. In such event, to the extent of current and accumulated earnings and profits, all distribution to stockholders will be taxable as ordinary income and subject to certain limitations in the Code, stockholders may be eligible for the dividends received deduction. Failure to qualify as a REIT would result in a reduction of the Company's distributions to stockholders in order to pay the resulting taxes. If, after forfeiting REIT status, the Company later qualifies and elects to be taxed as a REIT again, the Company could face significant adverse tax consequences.

Taxation of the Company

  In any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its Taxable Income or net capital gain which is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any Net Income or net capital gain not distributed. The Company intends to distribute at least 95% of its Taxable Income to its stockholders on a pro rata basis in each year. See "Distribution Policy."

  Notwithstanding its qualification as a REIT, the Company will also be subject to a tax of 100% of net income from any prohibited transaction and will be subject to a 100% tax on the greater of the amount by which it fails either the 75% or 95% of Income Tests, reduced by estimated related expenses, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met. The Company may be subject to the alternative minimum tax on certain items of tax preference.

  If the Company acquires any real property as a result of foreclosure, or by a deed in lieu of foreclosure, it may elect to treat such real properly as Foreclosure Property. Net income from the sale of Foreclosure Property is taxable at the maximum federal corporate rate, currently 35%. Income from Foreclosure Property will not be subject to the 100% tax on prohibited transactions. The Company has the right determine whether to treat such real properly as Foreclosure Property on the tax return for the fiscal year in which such property is acquired.

  If the Company itself were to sell Mortgage Securities on a regular basis, there is a substantial risk that such Mortgage Securities would be deemed Dealer Property with all of the profits from such sales subject to tax at the rate of 100% as income from prohibited transactions. However, the Company, subject to limitations, may invest in taxable subsidiaries which themselves may securitize Mortgage Loans and sell such Mortgage Securities without being subject to this 100% tax on income derived from prohibited transactions, as such a tax is only applicable to a REIT. See "--Taxable Subsidiaries" below.

  The Company may elect to retain and pay income tax on all or a portion of its net long-term capital gains for any taxable year, in which case the Company's stockholders would include in their income as long-term capital gains their proportionate share of such undistributed capital gains. The stockholders would be treated as having paid their proportionate share of the capital gains tax paid by the Company, which amounts would be credited or refunded to the stockholders.

  The Company will also be subject to a nondeductible 4% excise tax if it fails to make timely dividend distributions for each calendar year. See "-- Requirements for Qualification as a REIT--Distribution Requirement" above. The Company intends to declare its fourth regular annual dividend, as well as a fifth special dividend, if any, during the final quarter of the year and to make such dividend distribution no later than 31 days after the end of the year in order to avoid imposition of the excise tax. Such a distribution would be taxed to the stockholders in the year that the distributions were declared, not in the year paid. Imposition of the excise tax on the Company would reduce the amount of cash available for distribution to its stockholders.

Taxable Subsidiaries

  The Company may, in the future, cause the creation and sale of Mortgage Securities through a taxable corporation. The Company and one or more persons or entities will own all of the capital stock of that taxable corporation, sometimes referred to as a "taxable subsidiary." In order to ensure that the Company will not violate the prohibition on ownership of more than 10% of the voting stock of a single issuer and the prohibition on investing more than 5% of the value of its assets in the stock or securities of a single issuer, the Company will own only shares of nonvoting preferred stock of that taxable subsidiary corporation and will not own any of the taxable subsidiary's Common Stock. The Company will monitor the value of its investment in the taxable subsidiary on a quarterly basis to limit the risk of violating any of the tests that comprise the 25% of Assets Test. In addition, the dividends that the taxable subsidiary pays to the Company will not qualify as income from Qualified REIT Real Estate Assets for purposes of the 75% of Income Test, and in all events would have to be limited, along with the Company's other interest, dividends, gains on the sale of securities, hedging income, and other income not derived from Qualified REIT Real Estate Assets to less than 25% of the Company's gross revenues in each year. The taxable subsidiary will not elect REIT status, will be subject to income taxation on its net earnings and will generally be able to distribute only its net after-tax earnings to its stockholders, including the Company, as dividend distributions. If the taxable subsidiary creates a taxable mortgage pool, such pool itself will constitute a separate taxable subsidiary of the taxable subsidiary. The taxable subsidiary would be unable to offset the income derived from such a taxable mortgage pool with losses derived from any other activities.

  In the proposed Fiscal Year 2000 Budget released February, 1999, the Clinton Administration recommended changing the 10% asset test to prohibit a REIT from owning more than ten percent (10%) of vote or value of certain other corporations. Such a provision has been included in President Clinton's prior tax proposals but has not been enacted into law. Were such a proposal to become law, the Company's continued qualification as a REIT might require modification of the Company's current or future ownership of taxable subsidiaries. Before the Company engages in any hedging or securitization activities or forms any such taxable subsidiary corporations, the Company will consult with its tax advisors to determine whether such activities or the formation and contemplated method of operation of such corporation would cause the Company to fail to satisfy the REIT asset tests and REIT gross income tests as defined above.

Taxation of Stockholders

  For any taxable year in which the Company is treated as a REIT for federal income tax purposes, amounts distributed by the Company to its stockholders other than tax-exempt entities out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless such distributions are properly designated by the Company as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains. Any loss on the sale or exchange of shares of the Common Stock held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the Common Stock by such stockholders. All or a portion of any loss realized upon a taxable disposition of shares may be disallowed if other shares are purchased within 30 days before or after disposition. In general, any gain realized upon the taxable disposition of the Company's Common Stock by a stockholder who is not a dealer in securities will be treated as capital gain. Lower marginal tax rates for individuals may apply in the case of capital gains, depending upon the holding period of the shares that are sold.

  Distributions by the Company will not be eligible for the dividends received deduction for corporations. Stockholders may not deduct any net operating losses or capital losses of the Company. Instead, such losses would be carried over by the Company for potential offset against its future income (subject to certain limitations). If the Company makes distributions to its stockholders in excess of its current and accumulated earnings and profits, those distributions will be considered first as a tax-free return of capital, reducing the tax basis of a stockholder's shares until the tax basis in such shares is zero. Thereafter, distributions in excess of the tax basis will be taxable as gain realized from the sale of the Company's stock.

  Taxable distributions from the Company and gain from the disposition of the Company's Common Stock will not be treated as passive activity income and, therefore, stockholders will not generally be able to apply any passive activity losses against such income. In addition, taxable distributions from the Company generally will be treated as investment income for purposes of the investment interest limitation. Capital gains from the disposition of the shares (or distributions treated as such) will be treated as investment income only if the stockholder so elects, in which case such capital gains will be taxed at ordinary income rates.

  The Company will notify stockholders after the close of the Company's taxable year as to the portions of the distributions which constitute ordinary income and the portions that constitute either return of capital or capital gain. Dividends and distributions declared in the last quarter of any year payable to stockholders of record on a specified date in such month will be deemed to have been received by the stockholders and paid by the Company on December 31 of the record year, provided that such dividends are in fact paid before February 1 of the following year.

  The Company does not expect to acquire residual interests issued by REMICs. Such residual interests, if acquired by a REIT, may generate excess inclusion income. Excess inclusion income cannot be offset by net operating losses of a stockholder. If the stockholder is a Tax-Exempt Entity, the excess inclusion income is fully taxable as UBTI. If allocated to a foreign stockholder, the excess inclusion income is subject to federal income tax withholding without reduction pursuant to any otherwise applicable tax treaty. Potential investors, and in particular Tax-Exempt Entities, are urged to consult with their tax advisors concerning this issue.

  The Company intends to finance the acquisition of Mortgage Assets by entering into, among other things, reverse repurchase agreements, which are essentially loans secured by the Company's Mortgage Assets. The Company may enter into master repurchase agreements with secured lenders known as "Counter-parties." Typically, such master repurchase agreements have cross-collateralization provisions that afford the counter-party the right to foreclose on the Mortgage Assets pledged as collateral. If the Service were to successfully take the position that the cross-collateralization provisions of the master repurchase agreements result in the Company having issued debt instruments (the reverse repurchase agreements) with differing maturity dates secured by a pool of Mortgage Loans, a portion of its income could be characterized as "excess inclusion income." See "Risk Factors--Risk of Adverse Tax Treatment of Excess Inclusion Income."

Taxation of Tax-Exempt Entities

  In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions. The Service has ruled that amounts distributed by a REIT to an exempt employees' pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity. Based on that ruling, but subject to the discussion of excess inclusion income set forth under "--Taxation of Stockholders" above, indebtedness incurred by the Company in connection with the acquisition of real estate assets such as Mortgage Loans will not cause dividends of the Company paid to a stockholder that is a Tax-Exempt Entity to be UBTI. However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with "acquisition indebtedness," within the meaning of the Code, distributions on such stock could be treated as UBTI. Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company's stock, a portion of the dividends on such stock could be treated as UBTI.

  For social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Code Sections 501(c)(7), (c)(9), (c)(17) and (c)(20), respectively, income from an investment in the Company will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve for certain purposes so as to offset the UBTI generated by its investment in the Company. Such entities should review Code
Section 512(a)(3) and should consult their own tax advisors concerning these "set aside" and reserve requirements.

State and Local Taxes

  The Company and its stockholders may be subject to state or local taxation in various jurisdictions, including those in which it or they transact business or reside. The state and local tax treatment of the Company and its stockholders may not conform to the federal income tax consequences discussed above. Consequently, prospective stockholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in the Common Stock.

Certain United States Federal Income Tax Considerations Applicable to Foreign Holders

  The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by an initial purchaser of the Common Stock that, for United Stares income tax purposes, is not a "United States person" (a "Foreign Holder"). For purposes of this discussion, a United States persons means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the Service provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust. This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder. Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of the Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

  Dividends. Dividends paid by the Company out of earnings and profits (and not otherwise designated as capital gains dividends), as determined for United States income tax purposes, to a Foreign Holder will generally be subject to withholding of United States federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder. A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his Common Stock, and thereafter as gain from the sale or exchange of a capital asset as described below. If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company's earnings and profits, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Foreign Holder's United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received by such holder will be subject to the same United States federal income tax on net income that applies to United States persons generally (and, with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

  For any year in which the Company qualifies as a REIT, distributions to a Foreign Holder that are attributable to gain from the sales or exchanges by the Company of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the normal capital gain rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend. This amount may be credited against the Foreign Holder's FIRPTA tax liability.

  Gain on Disposition. A Foreign Holder will generally not be subject to United States federal income tax on gain recognized on a sale or other disposition of the Common Stock unless (i) the gain is effectively connected with the conduct of a trade or business within the United States by the Foreign Holder, (ii) in the case of a Foreign Holder who is a nonresident alien individual and holds the Common Stock as a capital asset, such holder is present in the United States for 183 or more days (computed in part by reference to days present in the 2 prior years) in the taxable year and certain other requirements are met, or (iii) the Foreign Holder is subject to tax under the FIRPTA rules discussed below. Gain that is effectively connected with the conduct of a United States business will be subject to the United States federal income tax on net income that applies to United States persons generally (and, with respect to corporate holders and under certain circumstances, the branch profits tax) but will not be subject to withholding. Foreign Holders should consult applicable treaties, which may provide for different rules.

  Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically controlled REIT," which is defined generally as a REIT in which at all times during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S. persons. Because only a minority of the Company's stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a "domestically controlled REIT." Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock. However, because the Common Stock will be publicly traded, no assurance can be given that the Company will continue to be a "domestically controlled REIT."

  Information Reporting and Backup Withholding. The Company will report to its U.S. stockholders and the IRS the amount of distributions paid during each calendar year, and the amount of tax withheld, if any. Under the backup withholding rules, a stockholder may be subject to a backup withholding at the rate of thirty-one percent (31%) with respect to distributions paid unless such holder (i) is a corporation or comes within certain other exempt categories, and, when required, demonstrates this fact, or (ii) provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide the Company with its correct taxpayer identification number also may be subject to penalties imposed by the IRS. In addition, the Company may be required to withhold a portion of the capital gain distribution to any stockholders who fail to certify their non-foreign status to the Company. U.S. stockholders should consult their own tax advisors regarding their qualification for an exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather the amount of any backup withholding with respect to a payment to a U.S. stockholder will be allocated as a credit against the U.S. stockholder's United States federal income tax liability and may entitle the U.S. stockholder to a refund, provided that the required information is furnished to the IRS.

  Backup withholding tax and information reporting generally will not apply to distributions paid to non U.S. stockholders outside the United States that are treated as (i) dividends subject to the thirty percent (30%) (or lower treaty rate) withholding tax discussed above, (ii) capital gain dividends, or (iii) distributions attributable to gain from the sale or exchange by the Company of U.S. real property interests. As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of the Company's Common Stock by or through a foreign office or a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of the Company's by a foreign office of a broker that (i) is a United States person, (ii) derives fifty percent (50%) or more of its gross income from certain periods from the conduct of a trade or business in the United States, or (iii) is a controlled foreign corporation for United States tax purposes, unless the broker has documentary evidence in its records that the holder is a non-U.S. stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a United States office of a broker of the proceeds of a sale of the Company's Common Stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a non-U.S. stockholder otherwise established as an exemption. A non-U.S. stockholder may obtain a refund of any amounts withheld under the backup withholding rules by filing the appropriate claim for a refund with the IRS.

  The Treasury Department issued final regulations in October, 1997 concerning the withholding of tax and information reporting for certain amounts paid to non-resident alien individuals and foreign corporations. These new withholding rules alter the current withholding regime, and generally will be effective for distributions made after December 31, 1999. Investors should consult their tax advisors concerning the impact, if any, of these new regulations on an investment in the Company's Common Stock.

                              REPURCHASE STRATEGY

  From time to time and at the direction of the Board of Directors, the Company may repurchase shares of Common Stock in the open market. To date, the Board of Directors of the Company has authorized the Company to repurchase 50,000 shares of Common Stock in the open market. As of December 31, 1998, the Company had not purchased any shares of Common Stock. As of March 5, 1999, the Company had purchased 10,900 shares of Common Stock.

                                 RISK FACTORS

  An investment in the Company involves various risks, including the risk that an investor can lose capital. There is no guarantee that the Company can successfully implement its business strategy, reach its investment objectives or achieve a positive return for stockholders.

  The various risks the Company faces can be separated into two categories, Operational Risks and Legal and Other Risks.

OPERATIONAL RISKS

Use of Reverse Repurchase Agreements and Other Financing Agreements Could Limit the Company's Ability to Acquire or Dispose of Mortgage Assets

  Substantially all of the Company's Mortgage Assets are pledged to secure reverse repurchase agreements, bank borrowings or other credit arrangements. Therefore, such Mortgage Assets may not be available to the stockholders in the event of the liquidation of the Company, except to the extent that the market value thereof exceeds the amounts due to the Company's creditors. The market value of the Mortgage Assets will fluctuate as a result of numerous market factors (including interest rates and prepayment rates) as well as the supply of and demand for such Mortgage Assets. In the event of the bankruptcy of a counter-party with whom the Company has a reverse repurchase agreement, the Company might experience difficulty recovering its pledged Mortgage Assets, which may adversely affect the Company's results of operations. See "Operating Policies and Programs--Capital and Leverage Policy."

  In the event the Company is not able to renew or replace maturing borrowings, it could be required to sell Mortgage Assets under adverse market conditions and, as a result, could incur permanent capital losses. In addition, in such event, the Company may be required to terminate hedge positions, which could result in further losses. A sharp rise in interest rates or increasing market concern about the value or liquidity of a type or types of Mortgage Assets in which the Company's Mortgage Asset portfolio is concentrated or a similar event or development will reduce the market value of the Mortgage Assets, which would likely cause lenders to require additional collateral. A number of such factors in combination may cause difficulties for the Company, including a possible liquidation of a major portion of its Mortgage Assets at disadvantageous prices with consequent losses, which would have a material adverse effect on the Company and could render it insolvent.

  Additionally, although the Company intends generally to hold its Mortgage Assets to maturity, because such assets will be pledged under reverse repurchase agreements or other financing agreements, the ability of the Company to sell Mortgage Assets and realize the cash therefrom is greatly limited due to the obligation to repay amounts outstanding under such agreements. If the Company desires to sell Mortgage Assets, its inability to realize the cash therefrom could have a material adverse affect on its financial condition and results of operations.

The Company Faces Significant Competition For Mortgage Assets and Financing

  In acquiring Mortgage Assets, the Company competes with other REITs, investment banking firms, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, other lenders, Fannie Mae, FHLMC, GNMA and other entities purchasing Mortgage Assets, most of which have greater financial resources than the Company. In addition, there are many REITs similar to the Company, and others are expected to be organized in the future. There is little that differentiates the Company from these REITs. The existence of these competitors may increase competition for the available supply of Mortgage Assets suitable for purchase by the Company. Increased competition for the acquisition of eligible Mortgage Assets or a diminution in the supply could result in higher prices and, thus, lower yields on such Mortgage Assets that could further narrow the yield spread over borrowing costs. Further, in fluctuating interest rate environments, the spread between interest rates on adjustable-rate Mortgage Loans and interest rates on fixed rate Mortgage Loans may decrease, and may cease to exist or become negative. It could also result in the Company's inability to deploy funds in acceptable investments, potentially decreasing the yields on the Company's portfolio and the ability to generate earnings for its stockholders. Under such conditions, mortgagors tend to favor fixed-rate Mortgage Loans, thereby decreasing the supply of adjustable-rate Mortgage Securities available to the Company for purchase. The relative availability of adjustable-rate Mortgage Securities may also be diminished by a number of other market and regulatory considerations. The Company also faces competition for financing sources, and the effect of the existence of additional mortgage REITs may be to deny the Company access to sufficient funds to carry out its business strategy and/or to increase the cost of funds to the Company.

  The Company's inability due to competitive pressures to acquire certain types or classes of Mortgage Assets could have a material adverse affect on the Company's financial condition and results of operations. For example, if the Company were unable to acquire a sufficient volume of Primary Mortgage Assets due to competition for such assets, it would not be able to fully invest monies available for investment in Mortgage Assets due to the requirement that no more than 30% of its portfolio may be comprised of Limited Investment Assets. This would have a material adverse affect on the aggregate yield the Company would earn on its assets, which would narrow the margin the Company could earn over the cost of its borrowings. Moreover, if the Company is unable to acquire a desired level of Limited Investment Assets due to competition for such assets, the Company's yields could also be negatively affected.

Interest Rate Fluctuations May Decrease Net Interest Income

  Adjustable-rate Mortgage Assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate Mortgage Asset's interest rate can change during any given period. For example, a typical periodic interest rate cap may limit the amount the interest rate on a Mortgage Asset can increase annually to 1.5%, and a typical lifetime interest rate cap may limit the amount the interest rate on Mortgage Asset may increase during the life of the asset to 5% over the interest rate at origination of the asset. Adjustable-rate Mortgage Securities are also typically subject to a minimum interest rate payable. The Company's borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its Mortgage Assets could be so limited. This problem will be magnified to the extent the Company acquires Mortgage Assets that are not fully indexed (i.e., not yielding a rate equivalent to the applicable index plus the specified margin over the index). Further, some adjustable-rate Mortgage Assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate Mortgage Assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's liquidity and its ability to make distributions to stockholders.

  The Company often purchases a substantial portion of its adjustable-rate Mortgage Assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the Mortgage Assets. Thus, in most cases the interest rate indices and repricing terms of its Mortgage Assets and its funding sources are not identical, thereby creating an interest rate mismatch between assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods, especially during the 1979-1982 and 1994 interest rate environments, when the spread between such indices was volatile. During periods of changing interest rates, such interest rate mismatches could negatively impact the Company's Net Income, dividend yield and the market price of the Common Stock.

  A substantial portion of the Company's Mortgage Securities are adjustable-rate Pass-Through Certificates or floating rate CMOs which also are subject to periodic interest rate adjustments based on such objective indices as LIBOR, the Treasury Index or the CD Rate. "LIBOR" means the London Interbank Offered Rate as it may be defined, and for a period of time specified, in a Mortgage Security or borrowing of the Company. "Treasury Index" means the monthly/weekly average yield of the benchmark U.S. Treasury securities, as published by the Board of Governors of the Federal Reserve System. "CD Rate" means the weekly average of secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board in its Statistical Release H. 15(519), Selected Interest Rates. To the extent any of the Company's Mortgage Securities are financed with borrowings bearing interest based on or varying with an index different from that used for the related Mortgage Securities, so-called "basis" interest rate risk results. In such event, if the index used for the Mortgage Securities is a "lagging" index that reflects market interest rate changes on a delayed basis, and the rate borne by the related borrowings reflects market rate changes more rapidly, the Company's net interest income will be adversely affected in periods of increasing market interest rates.

  The Company expects that the net effect of these factors, all other factors being equal, could be to lower the Company's net interest income or cause a net loss during periods of rapidly rising market interest rates, which could negatively impact the level of dividend distributions and reduce the market price of the Common Stock. This reduction in net income, or net loss, could occur in an increasing interest rate environment as a result of interest rate increases in borrowings which are more rapid than interest rate increases on the Company's Mortgage Securities or as a result of periodic and lifetime interest rate caps on the Company's Mortgage Securities. See Operating Policies and Procedures -- Asset Acquisition Policy.'

Failure To Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations

  The Company follows a policy intended to minimize the impact of interest rate changes. Although the Company has not yet engaged in such practices, the Company may minimize the impact of interest rate changes through the use of interest rate caps, swaps, futures contracts, puts, calls and trade forward contracts. However, developing an interest rate risk strategy is complex and no strategy can completely insulate the Company from risks associated with interest rate changes. See "Operating Policies and Programs." In addition, hedging strategies typically involve transaction costs that increase dramatically as the period covered by the hedging transaction increases and that may also increase during periods of rising and fluctuating interest rates. The REIT Provisions of the Code may substantially limit the Company's ability to engage in these hedging transactions, and may prevent the Company from effectively implementing hedging strategies that it determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates.

  The adjustable-rate Mortgage Assets that the Company acquires are generally subject to periodic and lifetime interest rate caps. The Company may purchase Mortgage Derivative Securities for investment and to seek to mitigate the negative impacts of those interest-rate caps in a rising interest rate environment, but only on a limited basis due to the increased risk of loss associated with such securities. Hedging techniques, when applied, will be based, in part, on assumed levels of prepayments of the Company's Mortgage Assets. If prepayments are slower than assumed, the life of the Mortgage Assets will be longer and the effectiveness of the Company's hedging techniques will be reduced. Hedging techniques involving the use of Mortgage Derivative Securities are highly complex and may produce volatile returns. The financial futures contracts and options thereon in which the Company may invest are subject to periodic margin calls that would result in additional costs to the Company. Financial futures held at fiscal year end are also required to be marked to market and valued for tax purposes, which could result in taxable income to the Company with no corresponding cash available for distribution. There can be no assurance that these hedging techniques will have a beneficial impact on the Net Income of the Company and the dividend yield of the Common Stock. If a hedging instrument utilized by the Company were found to be legally unenforceable, the Company's portfolio would be exposed to interest rate fluctuations which could materially and adversely affect the Company's business and results of operations. Additionally, hedging strategies have significant transaction costs and the Company will not be able to significantly reduce or eliminate the risk associated with its investment portfolio without reducing or perhaps even eliminating the return on its investments.

  Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "--Taxation of the Company." In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments may be subject to substantial limitations under the REIT Provisions of the Code. In particular, income generated by such instruments is non-qualifying income for purposes of the 75% Gross Income Test and is income from the sale of a security subject to the 30% Gross Income Test. Additionally, the Company will treat such income as non-qualifying income for the 95% Gross Income Test unless it receives advice from its tax advisors that such income constitutes qualifying income for purposes of such test. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997, but such income would still not qualify for the 759E, Gross Income Test or, subject to the preceding sentence, the 95% Gross Income Test. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that might otherwise be hedged. The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital). The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

  If the Company purchases interest rate caps or other interest rate agreements to hedge against lifetime and periodic rate or payment caps, and the provider of interest rate agreements become financially unsound or insolvent, the Company may be forced to unwind its interest rate agreements with such provider and may take a loss on such interest rate agreements. Although the Company intends to purchase interest rate agreements only from financially sound institutions and to monitor the financial strength of such institutions on a periodic basis, no assurance can be given that the Company can avoid such third party risks.

Substantial Leverage and Potential Net Interest and Operating Losses in Connection with Borrowings

  The Company employs a leveraging strategy of increasing the size of its Mortgage Assets portfolio by borrowing against its existing Mortgage Assets to acquire additional Mortgage Assets. The Company's financing strategy is designed to increase the size of its Mortgage Asset investment portfolio by borrowing a substantial portion (which may vary depending upon the mix of the Mortgage Assets in the Company's portfolio and the Company's requirements to such mix of Mortgage Assets) of the market value of its Mortgage Assets. If the coupon income on the Mortgage Assets purchased with borrowed funds fails to cover the cost of the borrowings, the Company will experience net interest losses and may experience net losses. Such losses could be increased substantially as a result of the Company's substantial leverage.

  The Company generally maintains a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time to time depending upon market conditions and other factors deemed relevant by management. Additionally, there is no limitation on the amount of borrowings the Company may incur. However, the Company is not limited under its Bylaws in respect of the amount of its borrowings, whether secured or unsecured, and the debt-to-equity ratio could at times be greater than 12:1. For purposes of calculating the debt-to-equity ratio, the Company's equity equals the value of the Company's investment portfolio on a mark-to-market basis less the book value of the Company's obligations under repurchase agreements, dollar-roll agreements and other collateralized borrowings. See "Operating Policies and Programs--Capital and Leverage Policy."

  The ability of the Company to achieve its investment objectives depends on its ability to borrow money in sufficient amounts and on favorable terms. Through increases in haircuts (i.e., the over-collateralization amount required by a lender), decreases in the market value of the Company's Mortgage Assets, increases in interest rate volatility, changes in the availability of financing in the market, conditions then applicable in the lending market and other factors, the Company may not be able to achieve the degree of leverage it believes to be optimal, which may cause the Company to be less profitable than it would be otherwise. In addition, as a result of the Company's decision to structure its investment portfolio to qualify for an exemption from regulation as an investment company, the Company is limited in the types and amounts of Mortgage Assets it can purchase which, in turn, may affect the ability of the Company to achieve the degree of leverage it believes to be optimal.

Increased Levels of Prepayments from Mortgage Assets May Adversely Affect Net Interest Income

  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a Mortgage Loan and typically occur due to refinancing of Mortgage Loans. Prepayments rates on Mortgage Securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate Mortgage Loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying Mortgage Securities. Prepayments due to defaults and foreclosures on non-Primary Assets tend to be more uncertain than those of Primary Mortgage Assets due to greater credit risk and interest rate risk associated with non-Primary Mortgage Assets. When prepayments due to defaults and foreclosures on non-Primary Mortgage Assets are greater than expected, the Company will likely receive a lower level of Net Interest Income. Some Mortgage Securities are structured so that certain classes are provided protection from prepayments for a period of time. However, in a period of extremely rapid prepayments, during which earlier-paying classes may be retired faster than expected, the protected classes may receive unscheduled payments of principal earlier than expected and would have average lives that, while longer than the average lives of the earlier-paying classes, would be shorter than originally expected. The purchase prices of Mortgage Securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, the Company may pay a premium for Mortgage Securities. To the extent such assumptions materially and adversely differ from the actual amounts of prepayments, the Company would experience losses. The Company seeks to minimize prepayment risk through a variety of means, including structuring a diversified portfolio with a variety of prepayment characteristics, investing in certain Mortgage Security structures which have prepayment protection, and balancing assets purchased at a premium with assets purchased at a discount. No strategy, however, can completely insulate the Company from prepayment risks arising from the effects of interest rate changes. Prepayment risk may be increased if the Company purchases Interest Only Derivatives to protect against interest rate increases. Certain Mortgage Securities may have underlying mortgage loans which are convertible to fixed-rate loans. Since converted loans are required to be repurchased by either FHLMC, Fannie Mae or GNMA or a servicer, the conversion of a loan results, in effect, in the prepayment of such loan.

  Prepayments of Mortgage Assets could adversely affect the Company's results of operations in several ways. A substantial portion of the Company's adjustable-rate Mortgage Assets may, from time to time, bear initial "teaser" interest rates that are lower than their "fully indexed" rates (the applicable index plus a margin). In the event that such an adjustable-rate Mortgage Asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, the Company will have held the Mortgage Asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the expected life of the adjustable rate Mortgage Asset. In addition, the prepayment of any Mortgage Asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally, in the event that the Company is unable to acquire new Mortgage Assets to replace the prepaid Mortgage Assets, its financial condition, cash flows and results of operations could be materially adversely affected.

Risk of Decline of Market Value of Mortgage Securities; Margin Calls and
Defaults

  Certain of the Company's Mortgage Assets may be cross-collateralized to secure multiple borrowing obligations of the Company to a single lender. A decline in the market value of such assets could limit the

Company's ability to borrow or result in lenders initiating margin calls (i.e., requiring a pledge of cash or additional Mortgage Assets to reestablish the ratio of the amount of the borrowing to the value of the collateral). The Company could be required to sell Mortgage Assets under adverse market conditions in order to maintain liquidity. If these sales were made at prices lower than the carrying value of its Mortgage Assets, the Company would experience losses. A default by the Company under its collateralized borrowings could also result in a liquidation of the collateral, including any cross-collateralized assets, and a resulting loss of the difference between the value of the collateral and the amount borrowed. Additionally, in the event of a bankruptcy of the Company, certain reverse repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which is among other things, to allow the creditors under such agreement to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under such agreements without delay. Conversely, in the event of a bankruptcy of a party with whom the Company had a reverse repurchase agreement, the Company might experience difficulty repurchasing the collateral under such agreement if it were to be repudiated and the Company's claim against the bankrupt lender for damages resulting therefrom were to be treated simply as one of an unsecured creditor. Should this occur, the Company's claims would be subject to significant delay and, if and when received, may be substantially less than the damages actually suffered by the Company. Although the Company enters into reverse repurchase agreements with several different parties to reduce such third party risks, no assurance can be given that the Company will be able to avoid such risks. To the extent the Company is compelled to liquidate Mortgage Assets classified as Qualified REIT Real Estate Assets to repay borrowings, the Company may be unable to comply with the REIT asset and income tests, possibly jeopardizing the Company's status as a REIT. See "Operating Policies and Programs--Capital and Leverage Policy."

Value of Mortgage Assets May Be Adversely Affected by Defaults on Underlying Mortgage Obligations

  The Company bears the risk of loss on any Mortgage Securities it purchases in the secondary mortgage market or otherwise. However, such Mortgage Securities are generally structured with one or more types of credit enhancement. Such forms of credit enhancement are intended to provide protection against risk of loss due to default on the underlying Mortgage Loan, or bankruptcy, fraud and special hazard losses. To the extent third parties are contracted to insure against these types of losses, the Company is dependent in part upon the creditworthiness and claims-paying ability of the insurer and the timeliness of reimbursement in the event of a default on the underlying obligations. Further, the insurance coverage for various types of losses is limited in amount, and losses in excess of the limitation would be borne by the Company.

  The Company also purchases Mortgage Assets issued by Fannie Mae, FHLMC or GNMA. These entities provide guarantees against risk of loss for securities they issue. Fannie Mae guarantees the scheduled payments of interest and principal and the full principal amount of any mortgage loan foreclosed or liquidated on its obligations. In the case of GNMA, the timely payment of principal and interest on its certificates is guaranteed by the full faith and credit of the United States government. FHLMC guarantees the timely payment of interest and ultimate collection of principal on its obligations. For Fannie Mae and FHLMC, payment of principal and interest on its certificates are guaranteed only by the respective entity and not by the full faith and credit of the United States government.

Value of Mortgage Loans May Be Adversely Affected by Characteristics of Underlying Property and Borrower Credit and Other Considerations

  Mortgage Loan Credit Risks. A portion of the Company's Mortgage Assets (subject to the 30% policy on Limited Investment Assets) may consist of Mortgage Loans. During the time it holds any Mortgage Loans, the Company will be subject to increased credit risks, including risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance (such as those occurring from earthquakes or floods).

  In the event of a default on any Mortgage Loan held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the secured property, less any payments from an insurer or guarantor, and the amount owing on the Mortgage Loan. Mortgage Loans in default will also cease to be eligible collateral for borrowings, and will have to be financed by the Company out of other funds until ultimately liquidated. Although the Company intends to establish reserves in amounts it believes are adequate to cover these risks, in view of the Company's lack of operating history, there can be no assurance that reserves that are established will be sufficient to offset losses on Mortgage Loans in the future.

  Even assuming that properties secured by any Mortgage Loans held by the Company provide adequate security for such Mortgage Loans, substantial delays could be encountered in connection with the foreclosure of defaulted Mortgage Loans, with corresponding delays in the receipt of related proceeds by the Company. State and local statutes and rules may delay or prevent the Company's foreclosure on or sale of the mortgaged property and may prevent it from receiving proceeds sufficient to repay all amounts due on the related Mortgage Loan. Some properties that may collateralize the Company's Mortgage Loans may have unique characteristics or may be subject to seasonal factors that could materially prolong the time period required to resell the property.

  The risk of defaulted Mortgage Loans is heightened by the fact that the Company's Mortgage Loans will be adjustable-rate Mortgage Loans. In the event interest rates increase, which would result in an increase in the monthly payment amount owing by borrowers, such borrowers may become less likely to make payments on the Mortgage Loans.

  Inability to Securitize Mortgage Loans May Result in Additional Risk Respecting Borrower Defaults. The Company anticipates that it may in the future acquire and accumulate (subject to the 30% limitation on Limited Investment Assets) Mortgage Loans as part of its investment strategy until a sufficient quantity has been acquired for securitization into Mortgage Securities. Such securities would be structured as collateralized borrowings and not as sales for accounting purposes. There can be no assurance that the Company will be successful in securitizing the Mortgage Loans. During the accumulation period, the Company will be subject to risks of borrower defaults and bankruptcies, fraud losses and special hazard losses. In the event of any default under Mortgage Loans held by the Company, the Company will bear the risk of loss of principal to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the Mortgage Loan. Also during the accumulation period, the costs of financing the Mortgage Loans through reverse repurchase agreements, dollar-roll agreements and other borrowings and lines of credit with warehouse lenders could exceed the interest income on the Mortgage Loans. It may not be possible or economical for the Company to complete the securitization of all Mortgage Loans that it acquires, in which case the Company will continue to hold the Mortgage Loans and bear the risks of borrower defaults and special hazard losses.

  Seller's Inability to Repurchase Mortgage Loans Following Breach of Representations Could Cause Loan Losses. It is expected that when the Company acquires Mortgage Loans, the seller will represent and warrant to the Company that there has been no fraud or misrepresentation during the origination of the Mortgage Loans and will agree to repurchase any Mortgage Loan with respect to which there is fraud or misrepresentation. The Company will provide similar representations and warranties when the Company sells or pledges the Mortgage Loans as collateral for Mortgage Securities. Although the Company will have recourse to the seller based on the seller's representations and warranties to the Company, the Company will be at risk for loss to the extent the seller does not perform its repurchase obligations.

  Risk of Inadequate Subservicing Could Negatively Impact Mortgage Loan Repayments. The Company intends to contract with third-party subservicers for sub-servicing all Mortgage Loans it purchases, securitizes or holds for sale or investment. As with any external service provider, the Company will be subject to risks associated with inadequate or untimely services, such as the risk that a sub-servicer becomes financially unsound and cannot perform its duties. Additionally, each of the Company's sub-servicing agreements with its third-party sub-servicers will likely provide a termination fee if the sub-servicer is terminated without cause, limiting the Company's alternatives in the event it desires to change sub-servicers. With respect to such securitized loans, poor performance by a sub-servicer with respect to any such securitization may result in greater than expected delinquencies and losses on the related loans, which would adversely impact the value of any "interest-only,"

"principal-only" and subordinated securities held by the Company in connection with such securitization, which are more sensitive to credit risk.

Yields on Subordinated Interests, Interest Only Derivatives and Principal Only Derivatives May Be Affected Adversely By Interest Rate Changes

  The yield on Subordinated Interests generally will be affected by the rate and timing of payments of principal on the collateral underlying a series of mortgage securities. The rate of principal payments may vary significantly over time depending on a variety of factors such as the level of prevailing mortgage loan interest rates and economic, demographic, tax, legal and other factors. Prepayments on the mortgage loans underlying a series of mortgage securities generally are allocated to the more senior classes of Mortgage Securities until those classes are paid in full or until the end of a lock-out period, typically of five years or more. Thus, prepayments of principal from the collateral generally are not received by the subordinated class holders for a period of at least five years. As a result, the weighted-average lives of the subordinated classes may be longer than would be the case if, for example, prepayments were allocated pro rata to all classes of Mortgage Securities. To the extent that the holder of a subordinated class is not paid compensating interest on interest shortfalls due to prepayments, liquidations or otherwise, the yield on the subordinated class may be affected adversely. See "Description of Mortgage Assets--Other Mortgage Securities--Subordinated Interests."

  The Company may acquire Interest Only Derivatives, which are classes of Mortgage Securities that are entitled to no (or only nominal) payments of principal, but only to payments of interest. The yield to maturity of Interest Only Derivatives is very sensitive to changes in the weighted average life of such securities, which in turn is dictated by the rate of prepayments on the underlying mortgage collateral. In periods of declining interest rates, rates of prepayments on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, then the yield on Interest Only Derivatives will be affected adversely. Inverse Interest Only Derivatives are a class of Mortgage Securities that bear interest at a floating rate that varies inversely with (and often at a multiple of) changes in a specified index. Moreover, because all Interest Only Derivatives only receive interest payments, their yields are extremely sensitive not only to default losses but also to changes in the weighted average life of the relevant classes, which in turn will be dictated by the rate of prepayments on the underlying mortgage collateral.

  The Company may acquire Principal Only Derivatives, which are classes of Mortgage Securities that are entitled to no payments of interest, but only to payments of principal. The yield to maturity of Principal Only Derivatives is very sensitive to changes in the weighted average life of such securities, which in turn is dictated by the rate of prepayments on the underlying Mortgage Collateral. In periods of declining interest rates, rates of prepayment on mortgage loans generally increase, and if the rate of prepayments is faster than anticipated, the yield on Principal Only Derivatives will be positively affected. Conversely, the yield on Principal Only Derivatives will be affected adversely by slower than anticipated prepayment rates, which generally are associated with a rising interest rate environment. See "Description of Mortgage Assets--Other Mortgage Securities-- Subordinated Interests."

  The Company has not and in the future will generally not acquire Inverse Floaters, Remic Residuals or First Loss Subordinate Bonds. The Company will acquire interest only, principal only or other Mortgage Securities that receive a disproportionate share of interest income or principal, either as an independent stand-alone investment opportunity or to assist in the management of prepayment and other risks (collectively, "Mortgage Derivative Securities"), but only on a limited basis due to the greater risk of loss associated with Mortgage Derivative Securities. See "--Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations."

LEGAL AND OTHER RISKS

Control by the Company's Board of Directors of the Company's Operating Policies and Investment Strategies

  The Company's established operating policies and strategies may be modified or waived by the Board of Directors without the consent or approval of the Company's stockholders. The ultimate effect of any such changes is uncertain.

Dependence on the Manager and its Personnel for Successful Operations

  The Company is wholly dependent for the selection, structuring and monitoring of its Mortgage Assets and associated borrowings on the diligence and skill of its officers and the officers and employees of the Manager, particularly Lloyd McAdams, Pamela Watson, Heather U. Baines, Evangelos Karagiannis and Joseph E. McAdams. The Company does not anticipate having employment agreements with its senior officers, or requiring the Manager to employ specific personnel or dedicate employees solely to the Company and there are no restrictions on any competing business activities of such individuals if they are no longer employed by the Manager. The Manager's loss of any key person, particularly Mr. McAdams, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

Failure to Maintain REIT Status Would Result in the Company Being Subject to Tax as a Regular Corporation and Substantially Reduce Cash Flow Available for Distribution to Stockholders

  Limitation on Mortgage Assets to Comply with REIT Requirements. In order to maintain its qualification as a REIT for Federal income tax purposes, the Company must continue to satisfy certain tests with respect to the sources of its income, the nature and diversification of its Mortgage Assets, the amount of its distributions to stockholders and the ownership of its stock. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT." Among other things, these restrictions may limit the Company's ability to acquire certain types of assets that it otherwise would consider desirable, limit the ability of the Company to securitize Mortgage Loans for sale to third parties, and require the Company to make distributions to its stockholders at times when it may deem it more advantageous to utilize the funds available for distribution for other corporate purposes (such as the purchase of additional assets or the repayment of debt) or at times that the Company may not have funds readily available for distribution. Even if the Company continues to qualify for taxation as a REIT, it may be subject to certain federal taxes based on certain activities, which could result in decreased dividend income available for distribution to stockholders. See "Federal Income Tax Considerations--Taxation of the Company."

  Limitations Imposed by REIT Requirements on Hedging and Investments. The REIT Provisions of the Code substantially limit the ability of the Company to hedge its Mortgage Assets and the related Company borrowings. The Company must limit its income in each year from Qualified Hedges (together with any other income generated from other than Qualified REIT Real Estate Assets) to less than 25% of the Company's gross income. In addition, the Company must limit its aggregate income from hedging and services from all sources (other than from Qualified REIT Real Estate Assets or Qualified Hedges) to less than 5% of the Company's gross income each year. As a result, the Company may have to limit its use of certain hedging techniques that might otherwise have been advantageous. Any limitation on the Company's use of hedging techniques results in greater interest rate risk. The Company intends to monitor closely any income from such swap or cap agreements so as to comply with the 5% income limitation. If the Company were to receive income in excess of the 25% or 5% limitation, it could incur payment of a penalty tax equal to the amount of income in excess of those limitations, or in the case of a willful violation, loss of REIT status for federal tax purposes. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Gross Income Tests."

  The Company must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, government securities and Qualified REIT Real Estate Assets, and of the investments in securities not included in the foregoing, the Company does not hold more than 10% of the outstanding voting securities of any one issuer and no more than 5% by value of the Company's assets consists of the securities of any one issuer. Failure to comply with any of the foregoing tests requires the Company to dispose of a portion of its assets within 30 days after the end of the calendar quarter or face loss of REIT status and adverse tax consequences. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Asset Tests."

  Distribution Requirements to Maintain REIT Status May Require the Company to Borrow Funds to Make Distributions. The Company's operations may from time to time generate Taxable Income in excess of its Net Income for financial reporting purposes (such as from amortization of capitalized purchase premiums). The Company may also experience circumstances in which its Taxable Income is in excess of cash flows available for distribution to stockholders. To the extent that the Company does not otherwise have funds available, either situation could result in the Company's inability to distribute substantially all of its Taxable Income as required to maintain its REIT status. In either situation, the Company could be required to borrow funds in order to make the required distributions that could increase borrowing costs and reduce the yield to stockholders, to sell a portion of its Mortgage Assets at disadvantageous prices in order to raise cash for distributions, or to make a distribution in the form of a return of capital, which would have the effect of reducing the equity of the Company. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

  Disqualification as a REIT May Result in Substantial Tax Liability. If the Company should not qualify as a REIT in any tax year, it would be taxed as a regular domestic corporation and, among other consequences, distributions to the Company's stockholders would not be deductible by it in computing its taxable income. Any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to the Company's stockholders. In addition, the unremedied failure of the Company to be treated as a REIT for any one year would disqualify the Company from being treated as a REIT for four subsequent years. See "Federal Income Tax Considerations-- Termination or Revocation of REIT Status."

Effect of Future Offerings of Debt and Equity on Market Price of the Common
Stock

  The Company may in the future increase its capital resources by making additional offerings of equity and debt securities, including classes of preferred stock, Common Stock, commercial paper, medium-term notes, CMOs and senior or subordinated notes. All debt securities, other borrowings and classes of preferred stock will be senior to the Common Stock in a liquidation of the Company. The effect of additional equity offerings may cause significant dilution of the equity of stockholders of the Company or the reduction of the price of shares of the Common Stock, or both. The Company is unable to estimate the amount, timing or nature of additional offerings as they will depend upon market conditions and other factors. Additionally, other than leverage or the implementation of a dividend reinvestment plan, the aforementioned offerings are the only means by which the Company can finance its operations.

Failure to Maintain an Exemption from the Investment Company Act Would Adversely Affect Results of Operations

  The Company believes at all times since its inception and intends to conduct its business in the future so as not to become regulated as an investment company under the Investment Company Act. Accordingly, the Company does not expect to be subject to the restrictive provisions of the Investment Company Act. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring Mortgages and other liens on and interests in real estate ("Qualifying Interests in Real Estate"). Under the current interpretation of the staff of the Commission, in order to qualify for this exemption, the Company must, among other things, maintain at least 55% of its assets directly in Mortgage Loans, qualifying Pass-Through Certificates and certain other Qualifying Interests in Real Estate. In addition, unless certain Mortgage Securities represent all the certificates issued with respect to an underlying pool of Mortgage Loans, such Mortgage Securities may be treated as securities separate from the underlying Mortgage Loans and, thus, may not qualify as Qualifying Interests in Real Estate for purposes of the 55% requirement. The Company's ownership of certain Mortgage Assets, therefore, may be limited by the provisions of the Investment Company Act. If the Company fails to qualify for exemption from registration as an investment company, its ability to use leverage would be substantially reduced, and it would be unable to conduct its business as described herein. Any such failure to qualify for such exemption would have a material adverse effect on the Company.

Interest Rate Fluctuations May Adversely Affect the Market Price of the Common Stock

  It is likely that the market price of the shares of the Common Stock will be influenced by any variation between the net yield on the Company's Mortgage Assets and prevailing market interest rates. The Company's earnings will be derived primarily from any positive spread between the yield on its Mortgage Assets and the cost of its borrowings. Such positive spread will not necessarily be larger in high interest rate environments than in low interest rate environments. However, in periods of high interest rates, the Net Income of the Company and, therefore, the dividend yield on the Common Stock, may be less attractive compared with alternative investments, which could negatively impact the price of the Common Stock. If the anticipated or actual net yield on the Company's Mortgage Assets declines or if prevailing market interest rates rise, thereby decreasing the positive spread between the net yield on its Mortgage Assets and the cost of its borrowings, the market price of the Common Stock may be adversely affected. See "--Interest Rate Fluctuations May Decrease Net Interest Income."

Active Formation and Operation of Competing Mortgage REITs May Adversely Affect the Market Price of the Common Stock

  In addition to existing companies, other companies may be organized for purposes similar to that of the Company, including companies organized as REITs focused on purchasing Mortgage Assets. A proliferation of such companies may increase the competition for equity capital and thereby adversely affect the market price of the Common Stock. In addition, adverse publicity about this sector of the capital market due to, for example, lower than expected operating results or significant operating failures of other REITs, may adversely affect the market price of the Common Stock.

Risk of Adverse Tax Treatment of Excess Inclusion Income

  In general, dividend income that a Tax-Exempt Entity receives from the Company should not constitute unrelated trade or business income as defined in
Section 512 of the Code ("UBTI"). If, however, excess inclusion income were realized by the Company and allocated to stockholders, such income cannot be offset by net operating losses and, if the stockholder is a Tax-Exempt Entity, is fully taxable as UBTI under Section 512 of the Code and, as to foreign stockholders, would be subject to federal income tax withholding without reduction pursuant to any otherwise applicable income tax treaty. See "Federal Income Tax Considerations--Taxation of Stockholders" and "--Taxation of Tax-Exempt Entities," for discussions of the treatment of excess inclusion income. Excess inclusion income would be generated if the Company were to issue debt obligations with two or more maturities and the terms of the payments on such obligations bore a relationship to the payments that the Company received on its Mortgage Assets securing those debt obligations. The Company intends to arrange its borrowings in a manner to avoid generating significant amounts of excess inclusion income. The Company may, however, enter into one or more master reverse repurchase agreements (i) pursuant to which the Company would issue various reverse repurchase agreements that would have differing maturity dates, and (ii) that would afford the counter-party lender the right to sell any of the Company's Mortgage Securities that have been pledged to the counter-party if the Company were to default on its obligation to that counter-party lender. There can be no assurance that the Service might not successfully maintain that any such borrowing arrangements would give rise to excess inclusion income that would be allocated among stockholders in some appropriate fashion. See "Federal Income Tax Considerations--Taxation of Stockholders." Furthermore, certain types of Tax-Exempt Entities, such as voluntary employee benefit associations and entities that have borrowed to acquire their shares of Common Stock, may be required to treat a portion of or all of the dividends they may receive from the Company as UBTI. See "Federal Income Tax Considerations--Taxation of Tax-Exempt Entities."

Restrictions on Ownership of the Common Stock

  Ability to Issue Preferred Stock May Limit Dividend Rights to Holders of Common Stock. The authorized capital stock of the Company includes preferred stock issuable in one or more series. The issuance of preferred stock could have the effect of making an attempt to gain control of the Company more difficult by means of a merger, tender offer, proxy contest or otherwise. The preferred stock, if issued, could have a preference on dividend payments that could affect the ability of the Company to make dividend distributions to the common stockholders.

  9.8% Ownership Restriction May Limit Market Activity. In order that the Company may meet the requirements for qualification as a REIT at all times, the Charter prohibits any person from acquiring or holding, directly or indirectly, shares of capital stock in excess of 9.8% in value of the aggregate of the outstanding shares of capital stock or in excess of 9.8% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of common stock of the Company. The Charter further prohibits (i) any person from beneficially or constructively owning shares of capital stock that would result in the Company being closely held under
Section 856(h) of the Code or otherwise cause the Company to fail to qualify as a REIT, and (ii) any person from transferring shares of capital stock if such transfer would result in shares of capital stock being owned beneficially by fewer than 100 persons. If any transfer of shares of capital stock occurs which, if effective, would result in any violation of the transfer or ownership limitations, then that number of shares of capital stock in excess or in violation of the above transfer or ownership limitations, the beneficial or constructive ownership of which otherwise would cause such person to violate such limitations (rounded to the nearest whole shares) shall be automatically transferred to a Trustee of a Trust for the exclusive benefit of one or more Charitable Beneficiaries, and the intended transferee shall not acquire any rights in such shares. Subject to certain limitations, the Company's Board of Directors may increase or decrease the ownership limitations or waive the limitations for individual investors.

  Requirement That Stockholders Give Notice of 5% Ownership May Limit Market Activity. Every owner of more than 5% (or such lower percentage as required by the Code or the regulations promulgated thereunder) of all classes or series of the Company's capital stock, within 30 days after the end of each taxable year, is required to give written notice to the Company stating the name and address of such owner, the number of shares of each class and series of stock beneficially owned and a description of the manner in which such shares are held. Each such owner shall provide to the Company such additional information as the Company may request in order to determine the effect, if any, of such beneficial ownership on the Company's status as a REIT and to ensure compliance with the ownership limitations.

  The foregoing provisions may inhibit market activity and the resulting opportunity for the holders of the Common Stock to receive a premium for their Common Stock that might otherwise exist in the absence of such provisions. Such provisions also may make the Company an unsuitable investment vehicle for any person seeking to obtain ownership of more than 9.8% of the outstanding shares of the Company's Common Stock.

  Provisions of Maryland Law Restricting Takeovers May Limit Takeover Attempts That Might be Beneficial to Stockholders. Certain provisions of the Maryland General Corporation Law relating to "business combinations" and a "control share acquisition" and of the Charter and Bylaws of the Company may also have the effect of delaying, deterring or preventing a takeover attempt or other change in control of the Company that would be beneficial to stockholders and might otherwise result in a premium over then prevailing market prices. Although the Bylaws of the Company contain a provision exempting the acquisition of Common Stock by any person from the control share acquisition statute, there can be no assurance that such provision will not be amended or eliminated at any time in the future.

ITEM 2. PROPERTIES

  The Company's office space is provided by the Manager. The office of the Manager is located at 1299 Ocean Avenue, Second Floor, Santa Monica, California.

ITEM 3. LEGAL PROCEEDINGS

  At December 31, 1998 there were no pending legal proceedings to which the Company was a party, or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's stock began trading on March 17, 1998 and is traded on the American Stock Exchange under the trading symbol ANH. As of March 5, 1999, the Company had 2,317,100 shares of common stock issued and outstanding which was held by 16 holders of record and approximately 1,336 beneficial owners.

  The following sets forth, for the periods indicated, the high, low and closing sales prices on a per share of common stock basis, as reported on the American Stock Exchange and the cash dividends per share of common stock.

                                                                Stock Prices
                                                            --------------------
                                                             High    Low  Close
                                                            ------- ----- ------
   For the quarter ended June 30, 1998.....................   9 1/8 7 3/4  8 1/4
   For the quarter ended September 30, 1998................       8 4 1/4  4 5/8
   For the quarter ended December 31, 1998................. 4 11/16 3 1/8 4 1/16

                                             Cash Dividends
                                                Declared
                                               Per Share
                                             --------------
   First quarter ended March 31, 1998......      $0.00 (partial period, 15 days)
   Second quarter ended June 30, 1998......      $0.15
   Third quarter ended September 30, 1998..      $0.10
   Fourth quarter ended December 31, 1998..      $0.12

  The Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income in each year (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected financial data are derived from the audited financial statements of the Company for the period from commencement of operations on March 17, 1998 to December 31, 1998. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

    For the period from March 17, 1998 (commencement of operations) through
                               December 31, 1998
                 (Dollars in thousands except per share data)

STATEMENT OF OPERATIONS DATA:
  Days in period....................................................        290
  Interest and dividend income...................................... $    8,570
  Interest expense..................................................      7,378
                                                                     ----------
  Net interest income...............................................      1,192
  General and administrative expenses (G&A expenses)................        307
                                                                     ----------
  Net income........................................................ $      885
  Basic and diluted earnings per average share...................... $     0.38
  Dividends declared per average share.............................. $     0.37
  Weighted average common shares outstanding........................  2,315,651
BALANCE SHEET DATA AT DECEMBER 31, 1998:
  Mortgage backed securities, net................................... $  184,245
  Total assets......................................................    199,458
  Repurchase agreements.............................................    170,033
  Total liabilities.................................................    182,216
  Stockholders' equity..............................................     17,242
  Number of common shares outstanding...............................  2,328,000
OTHER DATA
  Average earnings assets........................................... $  181,445
  Average borrowings................................................    165,496
  Average equity(1).................................................     18,177
  Yield on interest earning assets for the period...................       5.94%
  Cost of funds on interest bearing liabilities for the period......       5.61%
ANNUALIZED FINANCIAL RATIOS(1)(2)
  Net interest margin (net interest income/average assets)..........       0.83%
  G&A expense as a percentage of average assets.....................       0.21%
  G&A expense as a percentage of average equity.....................       2.02%
  Return on average assets..........................................       0.61%
  Return on average equity..........................................       5.84%

--------
(1)  Average equity excludes fair value adjustment for ARM securities
(2) Each ratio has been computed by annualizing the results for the 290-day period ended December 31, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Certain statements contained in the following discussion are "forward-looking statements" within the meaning of applicable federal securities laws. Forward looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may", "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any such financing. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

GENERAL

  The Company is a REIT formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments.

  The Company's principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage Assets and the costs of borrowing to finance its acquisition of Mortgage Assets. The Company commenced operations on March 17, 1998 upon the closing of its initial public offering which raised net proceeds of $18,414,000. Since then the Company has deployed its capital and grown its balance sheet through the acquisition of mortgage assets and the financing of those assets in the credit markets. The financial statements included in this Annual Report on Form 10-K should be read in light of this growth process and are not necessarily representative of what they may be in the future.

  The Company will seek to generate growth in earnings and dividends per share in a variety of ways, including through (i) issuing new Common Stock and increasing the size of the balance sheet when opportunities in the market for Mortgage Assets are likely to allow growth in earnings per share, (ii) seeking to improve productivity by increasing the size of the balance sheet at a rate faster than the rate of increase in operating expenses, (iii) continually reviewing the mix of Mortgage Asset types on the balance sheet in an effort to improve risk-adjusted returns, and (iv) attempting to improve the efficiency of the Company's balance sheet structure through the issuance of uncollateralized subordinated debt, preferred stock and other forms of capital, to the extent management deems such issuances appropriate.

  The Company is organized for tax purposes as a REIT and therefore generally passes through substantially all of its taxable earnings to stockholders without paying federal or state income tax at the corporate level.

FINANCIAL CONDITION

  At December 31, 1998, the Company held total assets of $199 million, consisting of $172 million of ARM securities, $10 million of fixed-rate mortgage-backed securities, $.5 million of REIT preferred stock and $17 million of cash equivalents and other receivables. At December 31, 1998, 95% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 83% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 17% were new origination 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

  The following table presents a schedule of ARM securities owned at December 31, 1998 classified by type of issuer.

ARM SECURITIES BY ISSUER

                                                                      Portfolio
                         Agency                       Carrying Value  Percentage
                         ------                       --------------- ----------
                                                      (Dollar amounts
                                                       in thousands)
   FNMA..............................................    $128,884         75
   FHLMC.............................................      43,237         25
                                                         --------        ---
     Total Portfolio.................................    $172,121        100
                                                         ========        ===

  The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

ARM ASSETS BY INDEX

                                                         Carrying     Portfolio
                         Index                             Value      Percentage
                         -----                        --------------- ----------
                                                      (Dollar amounts
                                                       in thousands)
   Six-month LIBOR...................................    $ 14,656         8.5%
   Six-month Certificate of Deposit..................       8,461         4.9%
   One-year Constant Maturity Treasury...............     142,459        82.7%
   Cost of Funds Index...............................       6,545         3.8%
                                                         --------       ------
     Total...........................................    $172,121       100.0%
                                                         ========       ======

  The ARM portfolio had a weighted average coupon of 6.85% at December 31, 1998. The weighted average three-month constant prepayment rate ("CPR") of the Company's MBS portfolio was 31.1% as of December 31, 1998. At December 31, 1998 the unamortized net premium paid for the mortgage-backed securities was $4.6 million.

  The Company analyzes its mortgage-backed securities and the extent to which prepayments impact the yield of the securities. When actual prepayments exceed expectations, the Company amortizes the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on the Company's mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. The Company monitors its yield expectations and its actual prepayment experience on a monthly basis in order to adjust the scheduled amortization of the net premium.

  The fair value of the Company's portfolio of ARM securities classified as available-for-sale was $1.8 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.96% of the amortized cost of the portfolio as of December 31, 1998. This price decline reflects the possibility of increased future prepayments which would have the effect of shortening the average life of the Company's ARM securities and decreasing their yield and market value.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED DECEMBER 31, 1998

  For the period ended December 31, 1998, the Company's net income was $885,000, or $0.38 per share (basic and diluted EPS), based on an average of 2,315,651 shares outstanding. Net interest income for the period totaled $1,192,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the period ended December 31, 1998, the Company incurred general and administrative expenses of $307,000, consisting operating expense of $161,000, a base management fee of $144,000 and an incentive management fee of $2,000.

  The Company's annualized return on average equity was 5.84% for the period ended December 31, 1998. The table below shows the annualized components of return on average equity.

ANNUALIZED COMPONENTS OF RETURN ON AVERAGE EQUITY (1)

                                    Net Interest       G&A            Net
                                    Income/Equity Expense/Equity Income/Equity
                                    ------------- -------------- -------------
For the period ended December 31,
 1998..............................     7.86%         2.02%          5.84%

--------
(1) Average equity excludes unrealized gain (loss) on available-for-sale securities.

  The following table shows the Company's average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income (dollar amounts in thousands).

                                                                    Annualized
                                                                     Yield on
                                      Average           Annualized   Average   Annualized
                                     Amortized           Yield on   Amortized   Yield on  Dividend
                           Average    Cost of  Average    Average    Cost of    Average     and
                            Cash     Mortgage  Earning     Cash      Mortgage   Earning   Interest
                         Equivalents  Assets    Assets  Equivalents   Assets     Assets    Income
                         ----------- --------- -------- ----------- ---------- ---------- --------
For the period ended
 December 31, 1998......   $6,647    $174,798  $181,445    5.65%      6.04%      5.94%     $8,570

  The table below shows the Company's average borrowed funds and annualized average cost of funds as compared to average one- and average three-month LIBOR (dollar amounts in thousands).

                                                                     Average    Average     Average
                                                                    One-month   Cost of     Cost of
                                                                      LIBOR      Funds       Funds
                                                   Average Average  Relative    Relative   Relative
                         Average           Average  One-   Three-  to Average  to Average to Average
                         Borrowed Interest Cost of  Month   Month  Three-month One-month  Three-month
                          Funds   Expense   Funds   LIBOR   LIBOR     LIBOR      LIBOR       LIBOR
                         -------- -------- ------- ------- ------- ----------- ---------- -----------
For the period ended
 Dec. 31, 1998.......... $165,496  $7,378   5.61%   5.55%   5.54%     +0.01%     +0.06%      +0.07%

  For the period ended December 31, 1998, the annualized yield on the Company's total assets, including the impact of the amortization of premiums and discounts, was 5.94%. The Company's weighted average cost of funds for the period ended December 31, 1998, was 5.61%.

  The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

  In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the period ended December 31, 1998, the Company's annualized return on common equity was 5.86%. The ten-year U.S. Treasury rate for the corresponding period was 5.75%. As a result of the quarterly calculations, the Manager earned a performance fee of $2,000.

  The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                                  Management Fee &   Performance   Total G&A
                                Other Expenses/Total  Fee/Total  Expenses/Total
                                       Assets          Assets        Assets
                                -------------------- ----------- --------------
  For the period ended December
   31, 1998....................        0.21%            0.00%        0.21%

INTEREST RATE AGREEMENTS

  The Company has not entered into any interest rate agreements to date. As part of its asset/liability management process, the Company may enter into interest rate agreements such as interest rate caps, floors and swaps. These agreements would be entered into to reduce interest rate risk and would be designed to provide income and capital appreciation to the Company in the event of certain changes in interest rates. The Company reviews the need for interest rate agreements on a regular basis consistent with its capital investment policy.

  The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At December 31, 1998, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

  On December 17, 1998 the Company declared a dividend of $0.12 per share payable on January 14, 1999 to holders of record as of January 4, 1999.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary source of funds for the period ended December 31, 1998 consisted of reverse repurchase agreements, which totaled $170 million at December 31, 1998. The Company's other significant source of funds for the period ended December 31, 1998 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $53.4 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

  The borrowings incurred during the quarter ended December 31, 1998 had an annualized average interest cost during the period of 5.61%. As of December 31, 1998, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions, and on December 31, 1998, had borrowed funds under reverse repurchase agreements with six of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. During the period ended December 31, 1998, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

  The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1998 was $17.2 million, or $7.41 per share. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 1998 would have been $19.0 million, or $8.17 per share.

  With the Company's "available-for-sale" accounting treatment, unrealized fluctuations in market values of assets do not impact financial reporting or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Other comprehensive income, unrealized gain (loss) on available for sale securities." By accounting for its assets in this manner, the Company hopes to provide useful information to stockholders and creditors and to preserve flexibility to sell assets in the future without having to change accounting methods.

  As a result of this mark-to-market accounting treatment, the book value and book value per share of the Company are likely to fluctuate far more than if the Company used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may be misleading.

  Unrealized changes in the fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $1.8 million, or 0.96% of the amortized cost of mortgage backed securities at December 31, 1998.

EFFECTS OF INTEREST RATE CHANGES

  The Company has invested in adjustable-rate mortgage securities. Adjustable-rate mortgage assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage securities' interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. The Company's borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets could be so limited. This problem would be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's liquidity and its ability to make distributions to stockholders.

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

  Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage securities. The purchase prices of mortgage securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, the Company may pay a premium for mortgage securities. To the extent such assumptions materially and adversely differ from the actual amounts of prepayments, the Company would experience losses. The total prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount as a reduction of the Company's net interest income. Finally in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flows and results of operations could be materially adversely affected.

OTHER MATTERS

  As of December 31, 1998, the Company calculates its Qualified REIT Assets, as defined in the Code, to be greater than 98% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 96% of its 1998 revenue for the period ended December 31, 1998 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1998, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

  The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act. If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are Qualifying Interests. Under current interpretation of the staff of the Securities and Exchange Commission, in order to qualify for this exemption, the Company must maintain at least 55% of its assets directly in Qualifying Interests. In addition, unless certain mortgage securities represent all of the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company calculates that it is in compliance with this requirement.

INFLATION

  Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with GAAP and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

YEAR 2000 COMPUTER ISSUE

  The Year 2000 ("Y2K") computer issue affects virtually all companies and organizations. Many currently installed computer systems were designed to use only a two-digit date field. This can cause problems in the systems distinguishing a 21st century date (i.e., 20--) from a 20th century date (i.e., 19--). Until the date fields are updated, systems or programs could fail or give erroneous results when referencing dates following December 31, 1999.

  To address these risks the Company has implemented a plan whereby it will evaluate both its internal systems and the readiness of the systems used by the Company's External Counterparties. The Company intends to develop contingency plans for implementation in the event of failure of critical systems on which its business relies.

  Internal Systems. Currently, the Company uses a general ledger software application to prepare its books and records, as well as spreadsheet software to construct subsidiary ledgers. Throughout the fourth quarter of 1998 and into the first and second quarters of 1999 the Company intends to create parallel files within these applications to test these packages' ability to interpret the year 2000 in various data fields on which calculations are made. In the event that either application is found not to be Year 2000 compliant, the Company will obtain replacement software from the suppliers.

  To date, the Company has not incurred any additional expense in connection with the evaluation of internal systems. Since the Company is externally managed, the testing and potential software replacement referred to above should not result in additional cost to the Company.

  External Counterparties. The Company has implemented a plan of communicating with those companies and persons who provide service to the Company and the Manager ("External Counterparties") regarding the state of readiness of their Year 2000 plans. During the fourth quarter of 1998, the Company compiled a list of these counterparties and solicited information from each one regarding their Year 2000 plans. Many of these counterparties are prominent broker-dealers and investment banks or government mortgage agencies who are known by the Company to be involved in Year 2000 review processes currently being performed by securities industry regulators (such as the New York Stock Exchange or the Securities and Exchange Commission) and self-regulatory organizations. The Company intends to monitor the progress of each of these counterparties over the course of 1999 and report to shareholders regarding progress made by these counterparties. There can be no guarantee that the system or other organizations on which the Company relies will be Y2K compliant, which could have a material adverse effect on the Company.

  Contingency Plans. During the second and third quarters of 1999, after gathering data through the processes described above, the Company will develop plans to address potential failures in critical internal or external systems.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements of the Company and the related notes, together with the Independent Auditor's report thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required by this item is incorporated by reference to the information set forth under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

  Information required by this item is incorporated by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required by this item is incorporated by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required by this item is incorporated by reference to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1998, pursuant to Regulation 14A.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report:

    1. Financial Statements.

    2. Schedules to Financial Statements. All financial statement schedules not included have been omitted because they are either inapplicable or the information required is provided in the Company's Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

    3. Exhibits:

      3.1 Charter of the Registrant (incorporated by reference to Exhibit
    3.1 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on October 24, 1997.).

      3.2 Bylaws of the Registrant (incorporated by reference to Exhibit
    3.2 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on October 24, 1997.).

      4.1 Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on December 12, 1997.).

      10.1 Management Agreement between the Registrant and Anworth Mortgage Advisory Corporation (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on February 25, 1998.).

      10.2 Form of 1997 Stock Option and Awards Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on December 12, 1997.).

      27 Financial Data Schedule

  (c) Reports on Form 8-K.

  No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   GLOSSARY

  There follows an abbreviated definition of certain capitalized terms used in this Annual Report on Form 10-K.

  "Affiliate" means, when used with reference to a specified person, (i) any person that directly or indirectly controls or is controlled by or is under common control with the specified person, (ii) any person that is an officer of, partner in or trustee of, or serves in a similar capacity with respect to, the specified person or of which the specified person is an officer, partner or trustee, or with respect to which the specified person serves in a similar capacity, and (iii) any person that, directly or indirectly, is the beneficial owner of 5% or more of any class of equity securities of the specified person or of which the specified person is directly or indirectly the owner of 5% or more of any class of equity securities.

  "Agency Certificates" means GNMA ARM Certificates, Fannie Mae ARM Certificates and FHLMC ARM Certificates.

  "ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest rate and/or payment caps.

  "Average Net Invested Assets" means for any period the difference between
(i) the aggregate book value of the consolidated assets of the Company and its subsidiaries, before reserves for depreciation or bad debts or other similar noncash reserves and (ii) the book value of average debt associated with the Company's ownership of Mortgage Assets, computed by taking the average of such net values at the end of each month during such period.

  "Average Net Worth" means for any period the arithmetic average of the sum of the gross proceeds from the offerings of its equity securities by the Company, before deducting any underwriting discounts and commissions and other expenses and costs relating to the offering, plus the Company's retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period.

  "Bankruptcy Code" means Title 11 of the United States Code, as amended.

  "Bylaws" means the bylaws of the Company, a copy of which is filed as an exhibit to the Registration Statement of which this Prospectus forms a part.

  "Charitable Beneficiaries" means a charitable beneficiary of a Trust.

  "Charter" means the charter of the Company, a copy of which is filed as an exhibit to the Registration Statement of which this Prospectus forms a part.

  "CMOs" means variable-rate debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates other than Mortgage Derivative Securities and Subordinated Interests. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers. The Company will only acquire CMOs that constitute beneficial interests in grantor trusts holding Mortgage Loans, or regular interests issued by REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided that the Company has obtained a favorable opinion of counsel or a ruling from the Service to that effect).

  "Code" means the Internal Revenue Code of 1986, as amended.

  "Collateral" means Mortgage Assets, debt service funds and reserve funds, insurance policies, servicing agreements or master servicing agreements.

  "Commission" means the Securities and Exchange Commission.

  "Commitments" means commitments issued by the Company which will obligate the Company to purchase Mortgage Assets from or sell them to the holders of the commitment for a specified period of time, in a specified aggregate principal amount and at a specified price.

  "Common Stock" means the Company's shares of Common Stock, $0.01 par value per share.

  "Company" means Anworth Mortgage Asset Corporation, a Maryland corporation.

  "Conforming Mortgage Loans" means conventional Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by FHLMC, Fannie Mae or GNMA or are FHA or VA Loans, all of which are secured by first mortgages or deeds of trust on single-family (one to four units) residences.

  "Counter-party" means a third-party financial institution with which the Company enters into an interest rate cap agreement or similar agreement.

  "Dealer Property" means real property and real estate mortgages other than stock in trade, inventory or property held primarily for sale to customers in the ordinary course of the Company's trade or business.

  "Dollar-Roll Agreement" means an agreement to sell a security for delivery on a specified future date and a simultaneous agreement to repurchase the same or substantially similar security on a specified future date.

  "11th District Cost of Funds Index" means the index made available monthly by the Federal Home Loan Bank Board of the cost of funds to members of the Federal Home Loan Bank 11th District.

  "Excess Servicing Rights" means contractual rights to receive a portion of monthly mortgage payments of interest remaining after those payments of interest have already been applied, to the extent required, to Pass-Through Certificates and the administration of mortgage servicing. The mortgage interest payments are secured by an interest in real property.

  "Excess Shares" means the number of shares of capital stock held by any person or group of persons in excess of 9.8% of the outstanding shares.

  "Exchange Act" means the Securities Exchange Act of 1934, as amended.

  "Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

  "Fannie Mae" means the Federal National Mortgage Association.

  "Fannie Mae Certificates" means guaranteed mortgage Pass-Through Certificates issued by Fannie Mae either in certified or book-entry form.

  "FHA" means the United States Federal Housing Administration.

  "FHA Loans" means Mortgage Loans insured by the FHA.

  "FHLMC" means the Federal Home Loan Mortgage Corporation.

  "FHLMC Certificates" means mortgage participation certificates issued by FHLMC, either in certificated or book-entry form.

  "FIRPTA" means the Foreign Investment in Real Property Tax Act of 1980.

  "First Loss Subordinated Bonds" means any bonds that bear the "first loss" from losses incurred in respect of Mortgage Assets upon foreclosure sales and other liquidations of underlying mortgaged properties that result in failure to recover all amounts due on the loans secured thereby.

  "Foreclosure Property" means property acquired at or in lieu of foreclosure of that mortgage secured by such property or a result of a default under a lease of such property.

  "Foreign Holder" means an initial purchaser of Common Stock that, for United States tax purposes, is not a United States person.

  "GNMA" means the Government National Mortgage Association.

  "GNMA Certificates" means fully modified pass-through mortgage backed certificates guaranteed by GNMA and issued either in certificated or book-entry form.

  "Housing Act" means the National Housing Act of 1934, as amended.

  "HUD" means the Department of Housing and Urban Development.

  "Interest Only Derivatives" mean Mortgage Derivative Securities representing the right to receive interest only or a disproportionately large amount of interest.

  "Inverse Floaters" means a class of CMOs with a coupon rate that moves inversely to a designated index, such as LIBOR or the 11th District Cost of Funds Index. Income floaters have coupon rates that typically change at a multiple of the changes at the relevant index rate. Any rise in the index rate (as a consequence of an increase in interest rates) causes a drop in the coupon rate of an Inverse Floater while any drop in the index rate causes an increase in the coupon of an Inverse Floater.

  "Investment Company Act" means the Investment Company Act of 1940, as amended.

  "Investment Grade" means a security rating of BBB or better by Standard & Poor's or Baa or better by Moody's Investors Service, Inc., or, as to unrated Pass-Through Certificates and CMOs backed by single-family or multi-family properties, a determination that the security is of comparable quality (by the rating of at least one of the Rating Agencies) to a rated Investment Grade security on the basis of credit enhancement features that meet Investment Grade credit criteria approved by the Company's Board of Directors, including approval by a majority of the Unaffiliated Directors.

  "IRAs" means Individual Retirement Accounts.

  "ISOs" means incentive stock options granted under the Stock Option and Awards Plan which meet the requirements of Section 422 of the Code.

  "LIBOR" means London-Inter-Bank Offered Rate.

  "Management" means the Company's and the Manager's management team.

  "Management Agreement" means the agreement by and between the Company and the Manager whereby the Manager agrees to perform certain services to the Company in exchange for certain fees.

  "Manager" means Anworth Mortgage Advisory Corporation, a California corporation.

  "Master Servicer" means an entity that will administer and supervise the performance by servicers of the duties and responsibilities under Servicing Agreements in respect of the Collateral for a series of Mortgage Securities.

  "Mortgage Assets" means (i) Mortgage Securities, (ii) Mortgage Loans and
(iii) Short-Term Investments. All Mortgage Securities and Mortgage Loans shall be Qualified REIT Real Estate Assets.

  "Mortgage Derivative Securities" means Mortgage Securities which provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans. The Company will only acquire Mortgage Derivative Securities that constitute beneficial interests in grantor trusts holding Mortgage Loans, or are regular interests issued by REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided the Company has obtained a favorable opinion of counsel to that effect).

  "Mortgage Loans" means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans. All Mortgage Loans to be acquired by the Company will be ARMs and will be secured by first mortgages or deeds of trust on single-family (one-to-four units) residential properties.

  "Mortgage Securities" means (i) Pass-Through Certificates, (ii) CMOs and
(iii) Other Mortgage Securities.

  "Mortgage Suppliers" means mortgage bankers, savings and loan associations, investment banking firms, banks, home builders, insurance companies and other concerns or lenders involved in mortgage finance and their Affiliates.

  "Mortgage Warehouse Participations" means participations in lines of credit to mortgage originators that are secured by recently originated Mortgage Loans which are in the process of being either securitized or sold to permanent investors.

  "Net Cash Flows" means the difference between (i) the cash flows on Mortgage Assets together with reinvestment income thereon and (ii) borrowing and financing costs of the Company.

  "Net Income" means the taxable income of the Company before the Manager's incentive compensation, net operating loss deductions arising from losses in prior periods and deductions permitted by the Code in calculating taxable income for a REIT plus the effects of adjustments, if any, necessary to record hedging and interest transactions in accordance with generally accepted accounting principles.

  "New Capital" means the proceeds from the sale of stock or certain debt obligations.

  "Nonconforming Mortgage Loans" means conventional Mortgage Loans that do not conform to one or more requirements of FHA, FHLMC, Fannie Mae, GNMA or VA for participation in one or more of such agencies' mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

  "One-Year U.S. Treasury Rate" means average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of one year) as published weekly by the Federal Reserve Board during a yearly period.

  "Other Mortgage Securities" means securities representing interests in, or secured by Mortgages on, real property other than Pass-Through Certificates and CMOs and may include non-Primary certificates and other securities collateralized by single-family loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests and other mortgage-backed and mortgage-collateralized obligations.

  "Pass-Through Certificates" means securities (or interests therein) other than Mortgage Derivative Securities and Subordinated Interests evidencing undivided ownership interests in a pool of mortgage loans, the holders of which receive a "pass-through" of the principal and interest paid in connection with the underlying mortgage loans in accordance with the holders' respective, undivided interests in the pool. Pass-Through Certificates include Agency Certificates, as well as other certificates evidencing interests in loans secured by single-family, multi-family, commercial and/or other real estate related properties.

  "PIA" means Pacific Income Advisers, Inc., a Delaware corporation.

  "Primary" means either (i) securities which are rated within one of the two highest rating categories by at least one of the Rating Agencies, or (ii) securities that are unrated but are obligations of the United States or obligations guaranteed by the United States government or an agency of the United States government.

  "Principal Only Derivatives" means Mortgage Derivative Securities representing the right to receive principal only or a disproportionate amount of principal.

  "Privately Issued Certificates" means mortgage participation certificates issued by certain private institutions. These securities entitle the holder to receive a pass-through of principal and interest payments in the underlying pool of Mortgage Loans and are issued or guaranteed by the private institution.

  "Prohibited Transaction" means a transaction involving a sale of Dealer Property, other than Foreclosure Property.

  "Qualified Hedges" means bona fide interest rate swap or cap agreements entered into by the Company to hedge short-term indebtedness only that the Company incurred to acquire or carry Qualified REIT Real Estate Assets and any futures and options, or other investments (other than Qualified REIT Real Estate Assets) made by the Company to hedge its Mortgage Assets or borrowings that have been determined by a favorable opinion of counsel to generate qualified income for purposes of the 95% source of income test applicable to REITs.

  "Qualifying Interests in Real Estate" means "mortgages and other liens on and interests in real estate," as defined in Section 3(c)(5)(C) under the Investment Company Act.

  "Qualified REIT Real Estate Assets" means Pass-Through Certificates, Mortgage Loans, Agency Certificates, and other assets of the type described in
Section 856(c)(6)(B) of the Code.

  "Qualified REIT Subsidiary" means a corporation whose stock is entirely owned by the REIT at all times during such corporation's existence.

  "Qualified Temporary Investment Income" means income attributable to stock or debt instruments acquired with new capital of the Company received during the one-year period beginning on the day such proceeds were received.

  "Rating Agencies" means either Standard & Poor's or Moody's.

  "REIT" means Real Estate Investment Trust.

  "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

  "REMIC" means Real Estate Mortgage Investment Conduit. The Company will limit the REMIC interests that it acquires to interests issued by REMICs, at least 95% of whose assets consist of Qualified REIT Real Estate Assets.

  "Residuals" means the right to receive the remaining or residual cash flows from a pool of Mortgage Loans or Mortgage Securities after distributing required amounts to the holders of interests in or obligations backed by such loans or securities and after payment of any required pool expenses.

  "Return on Equity" means an amount calculated for any quarter by dividing the Company's Net Income for the quarter by its Average Net Worth for the quarter.

  "Securities Act" means the Securities Act of 1933, as amended.

  "Service" means the Internal Revenue Service.

  "Servicers" means those entities that perform the servicing functions with respect to Mortgage Loans or Excess Servicing Rights owned by the Company.

  "Servicing Agreements" means the various agreements the Company may enter into with Servicers.

  "Short-Term Investments" means short-term bank certificates of deposit, short-term United States treasury securities, short-term United States government agency securities, commercial paper, repurchase agreements, short-term CMOs, short-term asset-backed securities and other similar types of short-term investment instruments, all of which will have maturities or average lives of less than one (1) year.

  "Stock Option and Awards Plan" means the stock option plan adopted by the Company.

  "Suppliers of Mortgage Assets " means mortgage bankers, savings and loan associations, investment banking firms, banks, home builders, insurance companies and other concerns or lenders involved in mortgage finance or originating and packaging Mortgage Loans, and their Affiliates.

  "Subordinated Interests" means a class of Mortgage Securities that is subordinated to one or more other classes of Mortgage Securities, all of which classes share the same collateral. The Company will only acquire Subordinated Interests that are beneficial interests in grantor trusts holding Mortgage Loans, or are regular interests issued by REMICs, or that otherwise constitute Qualified REIT Real Estate Assets (provided the Company has obtained a favorable opinion of counsel to that effect).

  "Tax-Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plans, Keogh plans, bank commingled trust funds for such plans, and IRAs, and other similar entities intended to be exempt from federal income taxation.

  "Taxable Income" means for any year the taxable income of the Company for such year (excluding any net income derived either from property held primarily for sale to customers or from foreclosure property) subject to certain adjustments provided in the REIT Provisions of the Code.

  "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to a constant maturity of ten years) published by the Federal Reserve Board during a quarter, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Company. If the Company determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate shall be the arithmetic average of the per annum average yields to maturities, based upon closing asked prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than eight nor more than twelve years from the date of the closing asked prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. government securities selected by the Company.

  "Trust" means a trust that is the transferee of that number of shares of Common Stock the beneficial or constructive ownership of which otherwise would cause a person to acquire or hold, directly or indirectly, shares of Common Stock in an amount that violates the Company's Charter, which trust shall be for the exclusive benefit of one or more Charitable Beneficiaries.

  "Trustee" means a trustee of a Trust for the Charitable Beneficiary.

  "UBTI" means "unrelated trade or business income" as defined in Section 512 of the Code.

  "Unaffiliated Directors" means those directors that are not affiliated, directly, or indirectly, with the Manager, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Manager or an affiliated business entity of the Manager.

  "VA" means the United States Veterans Administration.

  "VA Loans" means Mortgage Loans partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended.

                              FINANCIAL STATEMENTS

                       ANWORTH MORTGAGE ASSET CORPORATION

             FINANCIAL STATEMENTS AND INDEPENDENT AUDITORS' REPORT

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

              SECURITIES AND EXCHANGE COMMISSION DECEMBER 31, 1998

                       ANWORTH MORTGAGE ASSET CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT............................................... F-2
FINANCIAL STATEMENTS:
  Balance Sheet -- December 31, 1998....................................... F-3
  Statement of Operations for the period March 17, 1998 (commencement of operations) to December 31, 1998........................................ F-4
  Statement of Stockholders' Equity for the period March 17, 1998
   (commencement of operations) to December 31, 1998....................... F-5
  Statement of Cash Flows for the period March 17, 1998 (commencement of operations) to December 31, 1998........................................ F-6
  Notes to Financial Statements............................................ F-7

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Anworth Mortgage Asset Corporation
Santa Monica, California

  We have audited the accompanying balance sheet of Anworth Mortgage Asset Corporation as of December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the period from March 17, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation as of December 31, 1998, and the results of its operations and its cash flows for the period then ended, in conformity with generally accepted accounting principles.

McGLADREY & PULLEN, LLP

New York, New York
January 9, 1999

                       ANWORTH MORTGAGE ASSET CORPORATION

                        BALANCE SHEET DECEMBER 31, 1998

                             ASSETS
  Mortgage backed securities (Notes 2, 3 and 6).................. $184,245,000
  Other marketable securities (Notes 2 and 6)....................      488,000
  Cash and cash equivalents (Note 3).............................   13,299,000
  Accrued interest receivable....................................    1,411,000
  Prepaid expenses and other.....................................       15,000
                                                                  ------------
                                                                  $199,458,000
                                                                  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Reverse repurchase agreements (Note 3)......................... $170,033,000
  Payable for purchase of mortgage-backed securities.............   10,047,000
  Accrued interest payable.......................................    1,799,000
  Dividends payable..............................................      279,000
  Accrued expenses and other.....................................       58,000
                                                                  ------------
                                                                   182,216,000
                                                                  ------------

Stockholders' Equity

  Preferred stock, par value $.01 per share; authorized
   20,000,000 shares; no shares issued and outstanding...........
  Common stock; par value $.01 per share; authorized 100,000,000
   shares; 2,328,000 shares issued and outstanding...............       23,000
  Additional paid-in capital.....................................   18,971,000
  Accumulated other comprehensive income, unrealized gain (loss)
   on available for sale securities (Note 2).....................   (1,775,000)
  Retained earnings..............................................       23,000
                                                                  ------------
                                                                    17,242,000
                                                                  ------------
                                                                  $199,458,000
                                                                  ============

                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENT OF OPERATIONS

  Period from March 17, 1998 (commencement of operations) to December 31, 1998

Interest and dividend income, net of amortization of premium........ $8,570,000
Interest expense....................................................  7,378,000
                                                                     ----------
Net interest income................................................. $1,192,000
General and administrative expenses: (Note 6)
 Management fee.....................................................    144,000
 Incentive fee......................................................      2,000
 Other..............................................................    161,000
                                                                     ----------
Net Income.......................................................... $  885,000
                                                                     ==========
Basic and diluted earnings per share................................ $     0.38
                                                                     ==========
Average number of shares outstanding................................  2,315,651
                                                                     ==========



                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

  Period from March 17, 1998 (commencement of operations) to December 31, 1998

                                   Common
                          Common    Stock  Additional  Accum. Other
                           Stock     Par     Paid-in   Comprehensive Retained   Comprehensive
                          Shares    Value    Capital   Income (Loss) Earnings   Income (Loss)    Total
                         --------- ------- ----------- ------------- ---------  ------------- -----------
Balance, March 17,
 1998...................       100 $   --  $     1,000                                        $     1,000
 Issuance of common
  stock................. 2,327,900  23,000  18,970,000                                         18,993,000
 Available-for-sale
  securities, Fair value
  adjustment............                                 (1,775,000)              (1,775,000)  (1,775,000)
 Net income.............                                               884,000       884,000      884,000
                                                                                 -----------
Other comprehensive
 income (loss)..........                                                         $  (891,000)
                                                                                 ===========
 Dividends declared--
  $0.37 per share.......                                              (861,000)                  (861,000)
                         --------- ------- -----------  -----------  ---------                -----------
Balance, December 31,
 1998................... 2,328,000 $23,000 $18,971,000  $(1,775,000) $  23,000                $17,242,000
                         ========= ======= ===========  ===========  =========                ===========


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENT OF CASH FLOWS

  Period from March 17, 1998 (commencement of operations) to December 31, 1998

Operating Activities:
  Net income.................................................... $     885,000
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization................................................     1,489,000
    (Increase) in accrued interest receivable...................    (1,411,000)
    (Increase) in prepaid expenses and other....................       (15,000)
    Increase in accrued interest payable........................     1,799,000
    Increase in accrued expenses and other......................        58,000
                                                                 -------------
      Net cash provided by operating activities.................     2,805,000

Investing Activities:
  Available for sale securities:
    Purchases...................................................  (231,361,000)
    Principal payments..........................................    53,409,000
                                                                 -------------
      Net cash (used in) investing activities...................  (177,952,000)

Financing Activities:
  Net borrowings from reverse repurchase agreements.............   170,033,000
  Proceeds from common stock issues, net........................    18,994,000
  Dividends paid................................................      (582,000)
                                                                 -------------
    Net cash provided by financing activities...................   188,445,000
                                                                 -------------
  Net increase (decrease) in cash and cash equivalents..........    13,298,000
  Cash and cash equivalents at beginning of period..............         1,000
                                                                 -------------
  Cash and cash equivalents at end of period.................... $  13,299,000
                                                                 =============

See notes to financial statements.

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest........................................ $   5,579,000

Supplemental Disclosure of Investing and Financing Activities
  Mortgage securities purchased, not yet settled................ $  10,047,000

                       See notes to financial statements.

                      ANWORTH MORTGAGE ASSET CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

 Period from March 17, 1998 (commencement of operations) to December 31, 1998

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

  A summary of the company's significant accounting policies follows:

CASH AND CASH EQUIVALENTS

  Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair market value.

SECURITIES

  The Company invests primarily in adjustable-rate mortgage pass-through certificates and hybrid adjustable-rate mortgage-backed securities ("ARM" securities). Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

  The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders' equity.

  Interest income is accrued based on the outstanding principal amount of the ARM securities and their contractual terms. Premiums associated with the purchase of ARM securities are amortized into interest income over the estimated lives of the asset adjusted for estimated prepayments using the effective yield method.

  Securities are recorded on the date the securities are purchased or sold.

CREDIT RISK

  At December 31, 1998 the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At December 31, 1998, because of the government agencies' guarantee, all of the Company's ARM securities have an implied "AAA" rating.

INCOME TAXES

  The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company is not subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

                      ANWORTH MORTGAGE ASSET CORPORATION

EARNINGS PER SHARE (EPS)

  Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement requires companies to classify items of other comprehensive income, such as unrealized gains and losses on available-for-sale securities, by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company adopted this statement in the first quarter of 1998.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 established a framework of accounting rules that standardize accounting for all derivative instruments. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. The Company has not yet acquired any derivative instruments.

  In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, which is effective for the first fiscal quarter beginning after December 15, 1998, provides guidance to mortgage banking entities who securitize mortgage loans such that their accounting for securitized loans will be the same as their accounting for marketable securities. The Company has not yet acquired any mortgage loans.

NOTE 2. SECURITIES

  The following table summarizes the Company's ARM securities classified as available-for-sale as of December 31, 1998, which are carried at their fair value ($000's):

                                          Federal     Federal
                                         Home Loan   National   Other   Total
                                         Mortgage    Mortgage    ARM     ARM
                                        Corporation Association Assets  Assets
                                        ----------- ----------- ------ --------
     Amortized Cost....................   $43,643    $130,207     $0   $173,850
     Unrealized gains..................        80          76               156
     Unrealized losses.................      (486)     (1,399)     0     (1,885)
                                          -------    --------    ---   --------
     Fair value........................   $43,237    $128,884     $0   $172,121
                                          =======    ========    ===   ========

                      ANWORTH MORTGAGE ASSET CORPORATION

  In addition, at December 31, 1998 the Company held a position in a position in a fixed-rate mortgage backed security and a preferred stock, which had fair values of $10,051,000 and $488,000, respectively. The following table summarizes the Company's securities as of December 31, 1998 at their fair value ($000's):

                                                     Fixed     REIT
                                                     Rate    Preferred
                                            ARMS      MBS      Stock    Total
                                          --------  -------  --------- --------
     Amortized Cost...................... $173,850  $10,120    $464    $184,434
     Unrealized gains....................      156        0      24         180
     Unrealized gains (losses)...........   (1,885)     (69)      0      (1,954)
                                          --------  -------    ----    --------
     Estimated fair value................ $172,121  $10,051    $488    $182,660
                                          ========  =======    ====    ========

NOTE 3. REVERSE REPURCHASE AGREEMENTS

  The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). These agreements are collateralized by ARM securities with a fair value of $172,121,000 and by cash of $4,439,743.

  At December 31, 1998, the repurchase agreements had a weighted average interest rate of 5.38%, an average maturity of 64 days and the following remaining maturities:

       Within 59 days.............................................. $122,819,000
       60 to 89 days...............................................    8,354,000
       90 to 119 days..............................................   10,856,000
       Over 120 days...............................................   28,004,000
                                                                    ------------
                                                                    $170,033,000
                                                                    ============

NOTE 4.  FAIR VALUES OF FINANCIAL INSTRUMENTS

  ARM securities and other marketable securities are reflected in the financial statements at estimated fair value. Management bases its fair value estimates for ARM securities and other marketable securities primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 5.  INITIAL PUBLIC OFFERING AND CAPITAL STOCK

  On March 17, 1998 the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 2,200,000 shares of common stock at a price of $9 per share and received net proceeds of $18,414,000, net of underwriting discount of $0.63 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which total $491,182, have been charged against the proceeds of the offering. Prior to March 17, 1998, the Company had no operations other than activities relating to its organization, registration under the Securities Act of 1933 and the issuance of 100 shares of its common stock to its initial shareholder.

                      ANWORTH MORTGAGE ASSET CORPORATION

  The Company granted the underwriters of the initial public offering of the Company's common stock a 30-day option to purchase additional shares of common stock solely to cover over-allotments, if any, at the public offering price of $9 per share. On April 14, 1998, the underwriters purchased an additional 127,900 shares under the terms of this option. As a result, the Company received additional net proceeds of $1,070,523, net of the underwriting discount of $0.63 per share.

  The Company's authorized capital includes 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by the Board of Directors.

  During the period ended December 31, 1998, the Company declared dividends to stockholders totaling $.37 per share, of which $.25 has been paid and $.12 is payable on January 14, 1999. For Federal income tax purposes, such dividends are ordinary income to the Company's stockholders.

NOTE 6. TRANSACTIONS WITH AFFILIATES

  The Company entered into a Management Agreement (the "Agreement") with Anworth Mortgage Advisory Corporation (the "Manager"), effective March 12, 1998. Under the terms of the Agreement, the Manager, subject to the supervision of the Company's Board of Directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space.

  The Company pays the Manager an annual base management fee equal to 1% of the first $300 million of Average Net Invested Assets (as defined in the Agreement), plus 0.8% of the portion above $300 million (the "Base Management Fee").

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

  For the period ended December 31, 1998, the Company paid the Manager $144,000 in base management fees and $2,000 in Incentive Management Compensation.

NOTE 7. STOCK OPTION PLAN

  The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the Company's common stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. Options granted to officers become exercisable over a three year period following their date of grant. Options granted to directors become exercisable six months after their date of grant. All options granted expire on March 11, 2008. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company will recognize compensation expense at the time the average market price of the stock exceeds the effective strike price. The Company has not yet recognized any compensation expense related to the DERs because the current market price of the common stock is substantially less than the effective strike price.

  The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Stock Option Plan. Had compensation cost for the Company's stock option plan been

                      ANWORTH MORTGAGE ASSET CORPORATION
determined based on the fair value at the grant date for awards in 1998 consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model:

                                                               Period From March
                                                                   17, 1998
                                                                 (commencement
                                                               of operations) to
                                                               December 31, 1998
                                                               -----------------
   Net income--as reported....................................     $885,000
   Net income--pro forma......................................     $811,000
   Basic and diluted earnings per share--as reported..........     $   0.38
   Basic and diluted earnings per share--pro forma............     $   0.35
   Assumptions:
     Dividend yield...........................................           10%
     Expected volatility......................................           35%
     Risk-free interest rate..................................          5.5%
     Expected lives...........................................      7 years

The fair value of options granted during 1998 was $1.90 per share.

NOTE 8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

                                     First      Second     Third      Fourth
                                  Quarter (A)  Quarter    Quarter    Quarter
                                  ----------- ---------- ---------- ----------
Interest and dividend income..... $   74,000  $2,799,000 $2,978,000 $2,719,000
Interest expense.................     42,000   2,318,000  2,611,000  2,407,000
                                  --------------------------------------------
Net interest income..............     32,000     481,000    367,000    312,000
Expenses.........................     15,000     124,000    123,000     45,000
                                  --------------------------------------------
Net Income....................... $   17,000  $  357,000 $  244,000 $  267,000
                                  ============================================
Basic and diluted earnings per
 share........................... $     0.01  $     0.15 $     0.10 $     0.12
                                  ============================================
Average number of shares
 outstanding.....................  2,200,100   2,309,729  2,328,000  2,328,000
                                  ============================================

--------
(A)  The Company commenced operations on March 17, 1998

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Dated: March 30, 1999                  ANWORTH MORTGAGE ASSET CORPORATION

                                          By        /s/ Lloyd McAdams
                                          _____________________________________
                                                     Lloyd McAdams,
                                                 Chief Executive Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

             Signature                         Capacity                   Date
             ---------                         --------                   ----
        /s/ Lloyd McAdams            Chairman of the Board, Chief    March 30, 1999
____________________________________ Executive Officer and
           Lloyd McAdams             Director (Principal
                                     Executive Officer)

       /s/ Pamela J. Watson          Chief Financial Officer         March 30, 1999
____________________________________ (Principal Financial and
          Pamela J. Watson           Accounting Officer)

         /s/ Joe E. Davis            Director                        March 30, 1999
____________________________________
            Joe E. Davis

       /s/ Charles H. Black          Director                        March 30, 1999
____________________________________
          Charles H. Black

                                 EXHIBIT INDEX

 3.1 Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11(Registration No. 333-
      38641) filed with the Securities and Exchange Commission on October 24,
      1997.).

 3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on October 24, 1997.).

 4.1 Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-
      11(Registration No. 333-38641) filed with the Securities and Exchange
      Commission on December 12, 1997.).

 10.1 Management Agreement between the Registrant and Anworth Mortgage Advisory
      Corporation (incorporated by reference to Exhibit 10.1 to the Company's
      Registration Statement on Form S-11(Registration No. 333-38641) filed with the Securities and Exchange Commission on February 25, 1998.).

 10.2 Form of 1997 Stock Option and Awards Plan (incorporated by reference to
      Exhibit 10.2 to the Company's Registration Statement on Form S-
      11(Registration No. 333-38641) filed with the Securities and Exchange
      Commission on December 12, 1997.).

 27   Financial Data Schedule