Form 10-Q
period 1999-03-31
ANWORTH MORTGAGE ASSET CORP
filed 1999-05-14
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

As of March 31, 1999, 2,291,300 shares of Common Stock, $0.01 par value per share were issued and outstanding.

                            ______________________

================================================================================

                                     INDEX
                                     -----

Part I.  Financial Information                                                                      Page
------   ---------------------                                                                      ----
Item 1.    Financial Statements

                Balance Sheets at March 31, 1999 and March 31, 1998.................................  3

                Statements of Operations for the three months ended March 31, 1999 and for the period March 17, 1998 (Commencement of Operations) to March 31, 1998................  4

                Statement of Stockholders' Equity for the three months March 31, 1999...............  5

                Statements of Cash Flows for the three months ended March 31, 1999 and for the period March 17, 1998 (Commencement of Operations) to March 31, 1998................  6

                Notes to the Financial Statements...................................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations................................................................................. 11

Part II. Other Information
-------  -----------------

Item 1.    Legal Proceedings ....................................................................... 24

Item 2.    Changes in Securities.................................................................... 24

Item 3.    Defaults upon Senior Securities.......................................................... 24

Item 4.    Submission of Matters to a Vote of Security Holders...................................... 24

Item 5.    Other Information........................................................................ 24

Item 6.    Exhibits and Reports on Form 8-K......................................................... 24

Signatures.......................................................................................... 25

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANWORTH MORTGAGE ASSET
CORPORATION

Balance Sheets

                                                      March 31, 1999         December 31, 1998
                                                      --------------         -----------------
                                                       (unaudited)
Assets
  Mortgage backed securities                           $166,679,000             $184,245,000
  Other marketable securities                               490,000                  488,000
  Cash and cash equivalents                               2,888,000               13,299,000
  Accrued interest receivable                             1,210,000                1,411,000
  Prepaid expenses and other                                      -                   15,000
                                                       ------------             ------------
                                                       $171,267,000             $199,458,000
                                                       ============             ============

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                        $141,320,000             $170,033,000
  Payable for purchase of mortgage-backed                10,001,000               10,047,000
securities
  Accrued interest payable                                1,569,000                1,799,000
  Dividends payable                                         275,000                  279,000
  Accrued expenses and other                                 90,000                   58,000
                                                       ------------             ------------
                                                        153,255,000              182,216,000
                                                       ------------             ------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                              -                        -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,328,000 and
    2,291,300 issued and outstanding respectively            23,000                   23,000
  Additional paid in capital, net                        18,971,000               18,971,000
  Other comprehensive income, unrealized
    gain (loss) on available for sale securities           (839,000)              (1,775,000)
  Retained earnings                                          27,000                   23,000
  Treasury stock at cost (36,700 shares)                   (170,000)                       -
                                                       ------------             ------------
                                                         18,012,000               17,242,000
                                                       ------------             ------------
                                                       $171,267,000             $199,458,000
                                                       ============             ============

See notes to financial statements.

ANWORTH MORTGAGE ASSET
CORPORATION
Statements of Operations (unaudited)

                                                                   Period from
                                                                  March 17, 1998
                                            Three months          (Commencement
                                                ended           of Operations) to
                                           March 31, 1999         March 31, 1998
Interest and dividend income net of
  amortization of premium                    $2,404,000            $   73,000
Interest expense                              2,036,000                42,000
                                             ----------            ----------

Net interest income                          $  368,000            $   31,000

Expenses:
  Management fee                                 44,000                 7,000
  Incentive fee                                       -                     -
  Other expense                                  46,000                 8,000
                                             ----------            ----------
Net Income                                   $  278,000            $   16,000
                                             ==========            ==========

Basic and diluted earnings per share         $     0.12            $     0.01
                                             ==========            ==========

Dividends declared per share                 $     0.12            $     0.00
                                             ==========            ==========

Average number of shares outstanding          2,320,172             2,200,100
                                             ==========            ==========

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity
Three Months Ended March 31, 1999

                                                                  Accum.
                                                                  Other                                    Other
                          Common      Common     Additional      Compre-                    Treasury      Compre-
                          Stock        Stock       Paid-in       hensive       Retained       Stock       hensive
                          Shares     Par Value     Capital        Income       Earnings      at Cost       Income        Total
                     ------------------------------------------------------------------------------------------------------------
Balance, December
 31, 1998               2,328,000      $23,000   $18,971,000   $(1,775,000)   $  23,000     $       -                 $17,242,000
  Issuance of common
   stock                                     -             -                                                                    -
  Available-for-sale
   securities, Fair
   value adjustment                                                936,500                                  936,500       936,500
  Net income                                                                    278,500                     278,500       278,500
                                                                                                         ----------
                                                                                                         $1,215,000
                                                                                                         ==========
  Repurchase of           (36,700)                                                           (170,000)                   (170,000)
   common stock
  Dividends declared-
    $0.12 per share                                                            (275,000)                                 (275,000)
                     --------------------------------------------------------------------------------                 -----------
Balance, March 31,
 1999                   2,291,300      $23,000   $18,971,000   $  (838,500)   $  26,500     $(170,000)                $18,012,000
                     ================================================================================                 ===========

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statements of Cash Flows

                                                                For the three months ended March 31,
                                                                    1999                  1998
                                                                ------------          ------------
Operating Activities:
  Net income                                                    $    278,000          $     16,000
  Adjustments to reconcile net income to
  net cash provided by operating activites:
    Amortization                                                     518,000                 5,000
    Decrease (increase) in accrued interest receivable               194,000              (696,000)
    Decrease (increase) in deferred organization expense                   -               (12,000)
    Increase (decrease) in accrued interest payable                 (229,000)               42,000
    Increase (decrease) in accrued expenses and other                 51,000                27,000
                                                                ------------          ------------
        Net cash provided by operating activities                    812,000              (618,000)

Investing Activities:
  Available-for-sale securities:
    Purchases                                                        (46,000)          (88,680,000)
    Principal payments                                            17,981,000                     -
                                                                ------------          ------------
        Net cash (used in) investing activities                   17,935,000           (88,680,000)

Financing Activities:
  Net borrowings from reverse repurchase agreements              (28,713,000)           83,507,000
  Proceeds from common stock issued, net                                   -            18,381,000
  Repurchase of common stock                                        (170,000)
  Dividends paid                                                    (275,000)                    -
                                                                ------------          ------------
        Net cash provided by financing activities                (29,158,000)          101,888,000
                                                                ------------          ------------
Net increase (decrease) in cash and cash equivalents             (10,411,000)           12,590,000
Cash and cash equivalents at beginning of period                  13,299,000                 1,000
                                                                ------------          ------------
Cash and cash equivalents at end of period                      $  2,888,000          $ 12,591,000
                                                                ============          ============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS
March 31, 1999

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999.

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

CREDIT RISK

At March 31, 1999 the Company has limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At March 31, 1999, all of the Company's ARM securities have an implied "AAA" rating.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's ARM securities classified as available-for-sale as of March 31, 1999, which are carried at their fair value:

                                      Federal               Federal
                                     Home Loan             National             Other         Total
                                     Mortgage              Mortgage              ARM           ARM
                                    Corporation           Association          Assets         Assets
-----------------------------------------------------------------------------------------------------
   Amortized Cost ($000's)            $38,326              $117,992               $0         $156,318
   Unrealized gains (losses)             (228)                 (468)               0             (696)
                                      ---------------------------------------------------------------
   Estimated fair value               $38,098              $117,524               $0         $155,622
                                      ---------------------------------------------------------------

In addition, at March 31, 1999 the Company held a position in a preferred stock issued by Thornburg Mortgage Asset Corporation and a position in a fixed-rate mortgage backed security, which had fair values of $490,000 and $9,952,000 respectively. The remaining portion of the mortgage backed securities consisted of a principal payments receivable of $1,107,000.

The following table summarizes the Company's securities as of March 31, 1999 at their fair value:

                                                          Fixed                  REIT
                                                          Rate                Preferred
                                      ARMS                 MBS                  Stock            Total
-------------------------------------------------------------------------------------------------------
Amortized Cost ($000's)             $156,318             $10,120                $464           $166,902
Unrealized gains                                                                  26                 26
Unrealized losses                       (696)               (170)                                  (866)
                                    -------------------------------------------------------------------
Estimated fair value                $155,622             $ 9,950                $490           $166,062
                                    -------------------------------------------------------------------

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's ARM securities and bear interest rates that have historically moved in close relationship to LIBOR.

At March 31, 1999, the repurchase agreements had the following remaining maturities:

------------------------------------------------------------
   Within 59 days                               $ 61,280,571
   60 to 89 days                                  13,570,364
   90 to 119 days                                 26,268,309
   Over 120 days                                  40,201,000
                                                ------------
                                                $141,320,244
                                                ------------

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

For the quarter ended March 31, 1999 and for the period from March 17, 1998 (commencement of operations) to March 31, 1998, the Company paid the Manager $44,000 and $7,000, respectively, in base management fee.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of March 31, 1999, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. Options granted to officers become exercisable at a rate of 33.3% each year following their date of grant. Options granted to directors become exercisable six months after their date of grant. These options will expire on March 11, 2008. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company will recognize compensation expense at the time the average market price of the stock exceeds the effective strike price. The Company has not yet recognized any compensation expense related to the DER's because the current market price of the common stock is substantially less than the effective strike price. In April 1999, the Company granted an additional 50,000 options and an additional 12,500 DER's. These options will vest three years from the date of grant and will expire on April 17, 2009.

For the quarter ended March 31, 1999, the Company recorded no operating expense associated with this plan.


NOTE 6.  SHARE REPURCHASE

In December of 1998, the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. As of March 31, 1999, 36,700 shares had been repurchased at an average cost of $4.63 per share.


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

FINANCIAL CONDITION

At March 31, 1999, the Company held total assets of $171 million, consisting primarily of $156 million of ARM securities, $10 million of fixed-rate mortgage-backed securities and $.5 million of REIT preferred stock. At March 31, 1999, 94% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 82% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 18% were 3/1 and 5/1 hybrid ARMS with an average reset of 3.8 years. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of ARM securities owned at March 31, 1999 classified by type of issuer.

ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

-----------------------------------------------------------------
Agency                             Carrying            Portfolio
                                    Value              Percentage
-----------------------------------------------------------------
FNMA                               $117,524                76
-----------------------------------------------------------------
FHLMC                                38,098                24
-----------------------------------------------------------------
  Total Portfolio                  $155,622               100
=================================================================

The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

ARM ASSETS BY INDEX
(Dollar amounts in thousands)

--------------------------------------------------------------
Index                         Carrying              Portfolio
                               Value                Percentage
--------------------------------------------------------------
Six-month LIBOR              $ 12,541                   8.1%
--------------------------------------------------------------
Six-month Certificate of
   Deposit                      7,202                   4.6%
--------------------------------------------------------------
One-year Constant
  Maturity Treasury           129,518                  83.2%
--------------------------------------------------------------
Cost of Funds Index             6,361                   4.1%
--------------------------------------------------------------
                              155,622                 100.0%
==============================================================

The ARM portfolio had a weighted average coupon of 7.08% at March 31, 1999. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 34%, 33% and 28%, respectively, for the months of January, February and March, 1999. At March 31, 1999 the unamortized net premium paid for the mortgage-backed securities was $4,071,000.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $.87 million less than the amortized cost of the securities, resulting in a negative adjustment of .52% of the amortized cost of the portfolio as of March 31, 1999, a significant improvement over the $1.8 million negative adjustment at December 31, 1998. This price improvement reflects the possibility of slower future prepayments which would have the effect of extending the average life of the Company's ARM securities and increasing their yield and market value.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999

For the quarter ended March 31, 1999, the Company's net income was $278,000, or $0.12 per share (basic and diluted EPS), based on an average of 2,320,172 average shares outstanding. Net interest income for the quarter totaled $368,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the first quarter of 1999, the Company incurred operating expenses of $90,000, consisting of a base management fee of $44,000 and other operating expenses of $46,000. The Company commenced operations on March 17, 1998, therefore comparing results of operations to the period ended March 31, 1998 is not meaningful because the 1998 period was comprised of only 15 days.

The Company's return on average equity was 1.46% or, on an annualized basis, 5.97%, for the quarter ended March 31, 1999. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

---------------------------------------------------------------------------------------------------
For the Quarter Ended          Net Interest Income/         G&A Expense/(2)//           Net Income/
                                      Equity                     Equity                   Equity
---------------------------------------------------------------------------------------------------
Jun 30, 1998                           2.52%                      0.65%                   1.87%
---------------------------------------------------------------------------------------------------
Sep 30, 1998                           1.92%                      0.64%                   1.28%
---------------------------------------------------------------------------------------------------
Dec 31, 1998                           1.62%                      0.23%                   1.40%
---------------------------------------------------------------------------------------------------
Mar 31, 1999                           1.94%                      0.47%                   1.46%
---------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale ARM securities.
(2) Excludes performance fees.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

-------------------------------------------------------------------------------------------------------------------
                                      Average                                    Yield on
                                       Daily                      Yield on        Average      Yield on
                        Average      Amortized      Average        Average         Daily        Average     Dividend
                         Daily        Cost of        Daily          Daily        Amortized       Daily         and
                         Cash        Mortgage       Earning         Cash          Cost of       Earning     Interest
in thousands          Equivalents     Assets        Assets       Equivalents     Mortgage       Assets       Income
                                                                                  Assets
-------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998          $6,878      $175,340      $182,218          5.59          6.17          6.14        $2,799
-------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998     $5,476      $196,014      $201,490          5.56          5.92          5.91        $2,978
-------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1998      $6,736      $187,444      $194,181          5.00          5.62          5.60        $2,717
-------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999         $8,384      $170,633      $179,017          4.87          5.40          5.37        $2,404
-------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

---------------------------------------------------------------------------------------------------------------------------
                                                                                  Average          Average        Average
                                                                                 One-month         Cost of        Cost of
                                                                                   LIBOR            Funds          Funds
                 Average                  Average     Average     Average         Relative        Relative        Relative
                  Daily                    Daily       One-       Three-         to Average      to Average      to Average
                 Borrowed    Interest     Cost of      Month       Month        Three-month       One-month     Three-month
in thousands      Funds      Expense       Funds       LIBOR       LIBOR           LIBOR            LIBOR          LIBOR
---------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998    $162,829     $2,318       5.70%       5.66%       5.69%          (0.03)%           0.04%          0.01%
---------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Sept 30, 1998     182,954      2,611       5.71%       5.62%       5.62%            0.00%           0.09%          0.09%
---------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Dec 31, 1998      174,611      2,407       5.51%       5.36%       5.27%            0.09%           0.15%          0.24%
---------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Mar 31, 1999      157,555      2,036       5.24%       4.95%       5.00%          (0.05)%           0.29%          0.24%
---------------------------------------------------------------------------------------------------------------------------

For the quarter ended March 31, 1999, the yield on the Company's total assets, including the impact of the amortized of premiums and discounts, was 5.37%. The Company's weighted average cost of funds at March 31, 1999, was 5.24%.

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 1999, the Manager earned no performance fee. During the first quarter of 1999, the Company's return on common equity was 1.46% or, on an annualized basis, 5.97%. The ten-year U.S. Treasury rate for the corresponding period was 4.96%.


The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

------------------------------------------------------------------------------------------------------
                          Management Fee & Other
For The                         Expenses/               Performance Fee/         Total G&A Expenses/
Quarter Ended                  Total Assets               Total Assets               Total Assets
------------------------------------------------------------------------------------------------------
Jun 30, 1998                      0.23%                      0.00%                      0.23%
------------------------------------------------------------------------------------------------------
Sep 30,1998                       0.24%                      0.00%                      0.24%
------------------------------------------------------------------------------------------------------
Dec 31,1998                       0.09%                      0.00%                      0.09%
------------------------------------------------------------------------------------------------------
Mar 31, 1999                      0.21%                      0.00%                      0.21%
------------------------------------------------------------------------------------------------------

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

The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At March 31, 1999, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On March 17, 1999 the Company declared a dividend of $0.12 per share payable on April 12, 1999 to holders of record as of April 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended March 31, 1999 consisted of reverse repurchase agreements, which totaled $141 million at March 31, 1999. The Company's other significant source of funds for the quarter ended March 31, 1999 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $18.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended March 31, 1999 had a weighted average interest cost during the quarter of 5.24%. As of March 31, 1999, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on March 31, 1999, had borrowed funds under reverse repurchase agreements with eight of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. During the quarter ended March 31, 1999, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at estimated market value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 1999 was $18.0 million,
or $7.86 per share.   If the Company had used historical amortized cost
accounting, the Company's equity base at March 31, 1999 would have been $18.9 million, or $8.23 per share.

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

Unrealized changes in the estimated fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $.84 million, or 0.50% of the amortized cost of mortgage backed securities at March 31, 1999.

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

OTHER MATTERS

As of March 31, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90.0% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 1999 revenue for the quarter ended March 31, 1999 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At March 31, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not applicable

Item 5. Other Information
None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K
None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

ANWORTH MORTGAGE ASSET CORPORATION


Dated: May 13, 1999


By: /s/ Lloyd McAdams
_________________________
Lloyd McAdams
President
(authorized officer of registrant)



Dated: May 13, 1999


By: /s/ Pamela J. Watson
_________________________
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the March 31, 1999 Form 10-Q and is qualified in its entirety by reference to such financial statements.