Form 10-Q
period 1999-06-30
ANWORTH MORTGAGE ASSET CORP
filed 1999-07-29
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
           ______________


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

                            ______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No ___
                                                               ---

As of June 30, 1999, 2,328,000 and 2,278,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding, respectively.

                            ______________________

================================================================================

                                     INDEX
                                     -----

Part I. Financial Information                                                   Page
------  ---------------------                                                   ----
Item 1.   Financial Statements

            Balance Sheets at June 30, 1999 and December 31, 1998...............  3

            Statements of Operations for the three months and six months ended
            June 30, 1999 and for the three months ended June 30, 1998 and for the period March 17, 1998 (Commencement of Operations) to June 30,
            1998................................................................  4

            Statement of Stockholders' Equity for the three months ended March
            31, 1999 and for the six months ended June 30, 1999.................  5


            Statements of Cash Flows for the three months and six months ended
            June 30, 1999 and for the three months ended June 30, 1998 and for the period March 17, 1998 (Commencement of Operations) to June 30,
            1998................................................................  6

            Notes to the Financial Statements...................................  6


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations........................... 10


Part II.  Other Information
--------  -----------------

Item 1.     Legal Proceedings................................................... 17

Item 2.     Changes in Securities............................................... 18

Item 3.     Defaults upon Senior Securities..................................... 18

Item 4.     Submission of Matters to a Vote of Security Holders................. 18

Item 5.     Other Information................................................... 18

Item 6.     Exhibits and Reports on Form 8-K.................................... 25


Signatures...................................................................... 25

Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
 (Amounts in thousands)
                                                                                  June 30, 1999               December 31,1998
                                                                                ----------------              ----------------
                                                                                   (unaudited)
Assets
  Mortgage backed securities                                                        $   171,854                 $    184,245
  Other marketable securities                                                               532                          488
  Cash and cash equivalents                                                               3,441                       13,299
  Accrued interest receivable                                                             1,175                        1,411
  Prepaid expenses and other                                                                 43                           15
                                                                                    -----------                 ------------
                                                                                    $   177,045                 $    199,458
                                                                                    ===========                 ============

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                                                     $   147,834                 $    170,033
  Payable for purchase of mortgage-backed securities                                      9,588                       10,047
  Accrued interest payable                                                                1,919                        1,799
  Dividends payable                                                                         296                          279
  Accrued expenses and other                                                                 58                           58
                                                                                    -----------                 ------------
                                                                                        159,695                      182,216
                                                                                    -----------                 ------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                                          -                            -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,328,000
    issued and 2,278,000 and 2,328,000
    outstanding respectively                                                                 23                           23
  Additional paid in capital, net                                                        18,971                       18,971
  Other comprehensive income, unrealized
    gain (loss) on available for sale securities                                         (1,446)                      (1,775)
  Retained earnings                                                                          31                           23
  Treasury stock at cost (50,000 shares)                                                   (229)                           -
                                                                                    -----------                 ------------
                                                                                         17,350                       17,242
                                                                                    -----------                 ------------
                                                                                    $   177,045                 $    199,458
                                                                                    ===========                 ============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Operations (unaudited)
 (Amounts in thousands, except per share data)

                                                                                                                    Period from
                                                                                                                   March 17, 1998
                                                                                                                  (Commencement of
                                                           Three months ended June 30,       Six months ended      Operations) to
                                                            1999                 1998         June 30, 1999        June 30, 1998
Interest and dividend income net of
  amortization of premium                                $    2,211           $   2,799       $    4,615            $    2,872
Interest expense                                              1,816               2,318            3,852                 2,360
                                                         ----------           ---------       ----------            ----------

Net interest income                                      $      395           $     481       $      763            $      512

Expenses:
  Management fee                                                 45                  46               89                    53
  Incentive fee                                                   -                   2                -                     2
  Other expense                                                  49                  76               95                    84
                                                         ----------           ---------       ----------            ----------
Net Income                                               $      301           $     357       $      579            $      373
                                                         ==========           =========       ==========            ==========

Basic and diluted earnings per share                     $     0.13           $    0.15       $     0.25            $     0.15
                                                         ==========           =========       ==========            ==========

Dividends declared per share                             $     0.13           $    0.15       $     0.25            $     0.15
                                                         ==========           =========       ==========            ==========

Average number of shares outstanding                          2,279               2,310            2,299                 2,294
                                                         ==========           =========       ==========            ==========


Statement of Comprehensive Income

Net Income                                               $      301           $     357       $      579            $      373
Available for sale securities,
  fair value adjustment                                        (607)               (757)             360                  (757)
                                                         ----------           ---------       ----------            ----------

Comprehensive Income                                     $     (306)          $    (400)      $      939            $     (384)
                                                         ==========           =========       ==========            ==========

 See notes to financial statements.

                                     Page4

ANWORTH MORTGAGE ASSET CORPORATION
Statement of Stockholders' Equity
Three Months Ended March 31, 1999 and June 30, 1999

                                                                              Accum.
                                                                               Other                                  Other
                                        Common      Common     Additional     Compre-                  Treasury      Compre-
                                         Stock       Stock      Paid-in       hensive     Retained      Stock        hensive
                                        Shares     Par Value    Capital       Income      Earnings     at Cost       Income
                                     -----------------------------------------------------------------------------------------
Balance, December 31, 1998            2,328,000     $23,000   $18,971,000  $(1,775,000)  $  23,000    $       -
  Issuance of common stock                                -             -
  Available-for-sale securities,
    Fair value adjustment                                                      936,500                                 936,500
  Net income                                                                               278,500                     278,500
                                                                                                                    ----------
                                                                                                                    $1,215,000
                                                                                                                    ==========
  Repurchase of common stock            (36,700)                                                       (170,000)
  Dividends declared-
    $0.12 per share                                                                       (275,000)

                                     --------------------------------------------------------------------------
Balance, March 31, 1999               2,291,300     $23,000   $18,971,000  $  (838,500)  $  26,500    $(170,000)
                                     ==========================================================================

  Issuance of common stock                                -             -
  Available-for-sale securities,
    Fair value adjustment                                                     (606,500)                               (606,500)
  Net income                                                                               300,500                     300,500
                                                                                                                    ----------
                                                                                                                    $ (306,000)
                                                                                                                    ==========
  Repurchase of common stock            (13,300)                                                        (59,000)
  Dividends declared-
    $0.13 per share                                                                       (296,000)

                                     --------------------------------------------------------------------------
Balance, June 30, 1999                2,278,000     $23,000   $18,971,000  $(1,445,000)  $  31,000    $(229,000)
                                     ==========================================================================

                                            Total
                                         -----------
Balance, December 31, 1998               $17,242,000
  Issuance of common stock                         -
  Available-for-sale securities,
    Fair value adjustment                    936,500
  Net income                                 278,500

  Repurchase of common stock                (170,000)
  Dividends declared-
    $0.12 per share                         (275,000)
                                         -----------
Balance, March 31, 1999                  $18,012,000
                                         ===========

  Issuance of common stock                         -
  Available-for-sale securities,
    Fair value adjustment                   (606,500)
  Net income                                 300,500


  Repurchase of common stock                 (59,000)
  Dividends declared-
    $0.13 per share                         (296,000)
                                         -----------
Balance, June 30, 1999                   $17,351,000
                                         ===========

See notes to the financial statements

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Cash Flows (unaudited)
 (Amounts in thousands)

                                                                                                                  Period from
                                                                                                                 March 17, 1998
                                                                                                                (Commencement of
                                                           Three months ended June 30,      Six months ended     Operations) to
                                                             1999                1998         June 30, 1999      June 30, 1998
  Net income                                              $     301             $    357        $     579          $       373
  Adjustments to reconcile net income to
  net cash provided by operating activites:
    Amortization                                                421                  337              939                  342
    Decrease (increase) in accrued interest
        receivable                                               37                 (794)             231               (1,490)
    Decrease (increase) in deferred organization
        expense                                                   -                  (52)               -                  (64)
    Increase (decrease) in accrued interest payable             349                1,746              120                1,788
    Increase (decrease) in accrued expenses and
        other                                                   (77)                  81              (26)                 108
                                                          ---------             --------        ---------          -----------
        Net cash provided by operating activities             1,031                1,675            1,843                1,057

Investing Activities:
  Available-for-sale securities:
    Purchases                                               (21,080)             (28,135)         (21,126)            (216,815)
    Principal payments                                       14,423               18,847           32,404               18,848
                                                          ---------             --------        ---------          -----------
        Net cash (used in) investing activities              (6,657)            (109,288)          11,278             (197,967)

Financing Activities:
  Net borrowings from reverse repurchase
        agreements                                            6,514              103,936          (22,199)             187,443
  Proceeds from common stock issued, net                          -                  622                -               19,003
  Repurchase of common stock                                    (60)                                 (230)
  Dividends paid                                               (275)                   -             (550)                   -
                                                          ---------             --------        ---------          -----------
        Net cash provided by financing activities             6,179              104,558          (22,979)             206,446
                                                          ---------             --------        ---------          -----------

Net increase (decrease) in cash and cash equivalents            553               (3,055)          (9,858)               9,536
Cash and cash equivalents at beginning of period              2,888               12,592           13,299                    1
                                                          ---------             --------        ---------          -----------
Cash and cash equivalents at end of period                $   3,441             $  9,537        $   3,441          $     9,537
                                                          =========             ========        =========          ===========

See notes to financial statements.


NOTES TO FINANCIAL STATEMENTS
June 30, 1999

NOTE 1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation (the "Company") was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed ("MBS") securities on March 17, 1998, upon completion of its initial public offering of the Company's common stock.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less. The carrying amount of cash equivalents approximates their fair value.

MORTGAGE BACKED SECURITIES

The Company has invested primarily in adjustable-rate mortgage pass-through certificates ("ARMs") and hybrid ARMs. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities ("SFAS 115"), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. It is the Company's policy to classify each of its MBS as available-for-sale and then to monitor the security's performance over time before making a final determination as to the permanent classification. At this time all of the Company's MBS are classified as available-for-sale. All assets that are classified as available-for-sale are carried at fair value.

Interest income is accrued based on the outstanding principal amount of the MBS and their contractual terms. Premiums and discounts associated with the purchase of MBS are amortized into interest income over the estimated lives of the asset using the effective yield method.

MBS transactions are recorded on the date the securities are purchased or sold.

CREDIT RISK

At June 30, 1999 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At June 30, 1999, all of the Company's ARM securities have an implied "AAA" rating.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of June 30, 1999, which are carried at their fair value:

                                             Federal                    Federal
                                            Home Loan                   National               Total
                                            Mortgage                    Mortgage                MBS
                                           Corporation                Association             Assets
--------------------------------------------------------------------------------------------------------
Amortized Cost ($000's)                    $           34,634         $         137,442       $  172,076
Unrealized gains (losses)                                (288)                   (1,183)          (1,470)
                                           -------------------------------------------------------------
Fair value                                 $           34,346         $         136,259       $  170,605
                                           =============================================================

In addition, at June 30, 1999 the Company held a position in a preferred stock issued by Thornburg Mortgage Asset Corporation which had a fair value of $532,000. The remaining portion of the mortgage backed securities consisted of a principal payments receivable of $1,249,000.

The following table summarizes the Company's securities as of June 30, 1999 at their fair value:

                                                        Fixed              REIT
                                                        Rate            Preferred
                                     ARMS                MBS              Stock        Total
---------------------------------------------------------------------------------------------------
Amortized Cost ($000's)              $  156,003         $   16,072      $     507      $    172,582
Unrealized gains                            166                                25               191
Unrealized losses                        (1,146)              (490)                          (1,636)
                                     --------------------------------------------------------------
Estimated fair value                 $  155,023         $   15,582      $     532      $    171,137
                                     ==============================================================


NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to LIBOR.

At June 30, 1999, the repurchase agreements had the following remaining
-----------------------------------------------------------------------
maturities:
----------

          Within 59 days                                                 $ 63,829,000
          60 to 89 days                                                             0
          90 to 119 days                                                   55,480,000
          Over 120                                                         28,525,153
                                                                         ------------
                                                                         $147,834,153
                                                                         ============

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

The Company granted the underwriters of the initial public offering of the Company's common stock a 30-day option to purchase additional shares of common stock solely to cover over-allotments, if any, at the public offering price of $9 per share. On April 14, 1998, the underwriters purchased an additional 127,900 shares under the terms of this option. As a result, the Company received additional net proceeds of $1,070,523, net of the underwriting discount of $0.63 per share, on April 14, 1998.


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

For the quarters ended June 30, 1999 and June 30, 1998, the Company paid the Manager $45,000 and $46,000, respectively, in base management fee.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of June 30, 1999, the Company had granted a total of 198,000 options, with strike prices of either $9 per share or $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options will expire ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company will recognize compensation expense at the time the average market price of the stock exceeds the effective strike price.

For the quarter ended June 30, 1999, the Company recorded $2,000 in operating expense associated with this plan.

NOTE 6.  SHARE REPURCHASE

In December of 1998, the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. As of June 30, 1999, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.



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

The Company's principal business objective is to generate net income for distribution to stockholders from the spread between the interest income on its Mortgage-Backed Securities and the costs of borrowing to finance its acquisition of Mortgage-Backed Securities. The Company commenced operations on March 17, 1998 upon the closing of its initial public offering. Since that date the Company has deployed its capital and built its balance sheet through the acquisition of mortgage assets and the financing of those assets in the credit markets. The Company seeks to generate income through its use of leverage and active management of the asset/liability yield spread.

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

At its June 17, 1999 meeting the Board of Directors approved new operating policies for the Company which are included in Item 5 of this report. Effective upon the filing of this quarterly report, the Company will begin to modify its policy of investing primarily in adjustable rate mortgage assets. The new policy allows the Company to invest substantially more of its assets in fixed rate mortgage securities. Depending on mortgage market conditions, these purchases may or may not be accompanied by the purchase of hedging instruments intended to mitigate the attendant interest rate risk. The Company will target an overall one year duration for the portfolio, taking all assets and hedging instruments into account. See "Statement of Operating Policies" below.

The Company has established the policies included in Item 5 in response to the current interest rate environment. The Company believes that, given the current shape of the yield curve and current conditions in the mortgage markets, it may be able to increase earnings by implementing these new policies. These policies may be modified or waived by the Board of Directors at any time without consent of the Company's stockholders. The ultimate effect of any such changes is uncertain.

Prior to the adoption of the operating policies attached at Item 5 of this report, the Company's investment policy was to invest at least 70% of total assets in "Primary" adjustable-rate Mortgage Securities and Short-Term Investments (investments with an average life of one year or less). "Primary" as used herein means either (i) securities that are rated within one of the two highest rating categories by at least one of either Standard & Poor's or Moody's, or (ii) securities that are unrated but are either obligations of the United States or obligations guaranteed by the United States government or an agency or instrumentality of the United States government. The remainder of the Company's investment portfolio, comprising not more than 30% of its total assets, may have consisted of mortgage assets which are unrated, or, if rated, are less than Primary. See Item 5 below for a description of the new operating policies.

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

FINANCIAL CONDITION

At June 30, 1999, the Company held total assets of $177 million, consisting primarily of $156 million of ARM, $16 million of fixed-rate mortgage backed securities and $0.5 million of REIT preferred stock. At June 30, 1999, 91% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were 3/1 and 5/1 hybrid ARMS with an average reset of 3.5 years. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at June 30, 1999 classified by type of issuer.

ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

---------------------------------------------------------------------------------------
Agency                                                   Carrying            Portfolio
                                                           Value             Percentage
---------------------------------------------------------------------------------------
FNMA                                                     $    34,346             20
---------------------------------------------------------------------------------------
FHLMC                                                        136,259             80
---------------------------------------------------------------------------------------
  Total Portfolio                                        $   170,605            100
=======================================================================================

The following table classifies the Company's portfolio of mortgage backed securities by type of interest rate index.

ARM ASSETS BY INDEX
(Dollar amounts in thousands)

---------------------------------------------------------------
Index                                      Carrying   Portfolio
                                            Value    Percentage
---------------------------------------------------------------
Six-month LIBOR                            $ 11,101      6.5%
---------------------------------------------------------------
Six-month Certificate of
   Deposit                                    6,279      3.7%
---------------------------------------------------------------
One-year Constant
  Maturity Treasury                         131,698     77.2%
---------------------------------------------------------------
Cost of Funds Index                           5,945      3.5%
---------------------------------------------------------------
Fixed rate                                   15,582      9.1%
---------------------------------------------------------------
                                           $170,605    100.0%
===============================================================

The ARM portfolio had a weighted average coupon of 6.86% at June 30, 1999. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 39%, 28% and 27%, respectively, for the months of April, May and June, 1999. At June 30, 1999 the unamortized net premium paid for the mortgage-backed securities was $3.9 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $1.47 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.85% of the amortized cost of the portfolio as of June 30, 1999. This price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

For the quarter ended June 30, 1999, the Company's net income was $301,000, or $0.13 per share (basic and diluted EPS), based on an average of 2,278,697 average shares outstanding. Net interest income for the quarter totaled $395,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. During the second quarters of 1999 and 1998, the Company incurred operating expenses of $94,000 and $124,000 respectively, consisting in 1999 of a base management fee of $45,000 and other operating expenses of $49,000 and in 1998 of a base management fee of $46,000 and other operating expenses of $78,000. The significant reduction in other operating expenses in the second quarter of 1999 versus the second quarter of 1998 was caused by the Company's discontinuing to accrue compensation expense related to DER's that were issued in March of 1998; the options associated with these DER's have a strike price that currently is significantly above the current market price and the Company believes that the possibility of near-term exercise of these options and DER's is unlikely. The Company commenced operations on March 17, 1998; therefore the quarter ended June 30, 1999 is the first quarter in which comparing results of operations to the corresponding period in 1998 is meaningful.

The Company's return on average equity was 1.7% or, on an annualized basis, 7.0%, for the quarter ended June 30, 1999. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

For the Quarter Ended                Net Interest Income/              G&A Expense/(2)/                Net Income/
                                            Equity                          Equity                       Equity
-----------------------------------------------------------------------------------------------------------------------
Jun 30, 1998                                2.52%                           0.65%                         1.87%
-----------------------------------------------------------------------------------------------------------------------
Sep 30, 1998                                1.92%                           0.64%                         1.28%
-----------------------------------------------------------------------------------------------------------------------
Dec 31, 1998                                1.62%                           0.23%                         1.40%
-----------------------------------------------------------------------------------------------------------------------
Mar 31, 1999                                1.94%                           0.47%                         1.46%
-----------------------------------------------------------------------------------------------------------------------
Jun 30, 1999                                2.20%                           0.49%                         1.70%
-----------------------------------------------------------------------------------------------------------------------

/(1)/ Average equity excludes unrealized gain (loss) on available-for-sale MBS. /(2)/ Excludes performance fees.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

                                            Average                                       Yield on
                                             Daily                          Yield on       Average      Yield on
                             Average       Amortized        Average         Average         Daily        Average   Dividend
                              Daily         Cost of          Daily           Daily        Amortized       Daily      and
                              Cash         Mortgage         Earning          Cash          Cost of       Earning   Interest
In thousands               Equivalents      Assets          Assets        Equivalents      Mortgage       Assets    Income
                                                                                            Assets
---------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998              $6,878         $175,340        $182,218          5.59           6.17          6.14     $2,799
---------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998         $5,476         $196,014        $201,490          5.56           5.92          5.91     $2,978
---------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998        $6,736         $187,444        $194,181          5.00           5.62          5.60     $2,717
---------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999             $8,384         $170,633        $179,017          4.87           5.40          5.37     $2,404
---------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999              $6,168         $157,679        $163,846          4.76           5.44          5.41     $2,216
---------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

                                                                           Average       Average      Average
                                                                          One-month      Cost of      Cost of
                                                                            LIBOR         Funds        Funds
                       Average             Average   Average   Average     Relative     Relative      Relative
                        Daily               Daily      One-     Three-    to Average   to Average    to Average
                       Borrowed  Interest  Cost of    Month     Month    Three-month    One-month   Three-month
In thousands            Funds    Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR        LIBOR
---------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998          $162,829   $2,318    5.70%     5.66%     5.69%      (0.03)%        0.04%        0.01%
---------------------------------------------------------------------------------------------------------------
For the quarter
ended
Sept 30, 1998           182,954    2,611    5.71%     5.62%     5.62%       0.00%         0.09%        0.09%
---------------------------------------------------------------------------------------------------------------
For the quarter
ended
Dec 31, 1998            174,611    2,407    5.51%     5.36%     5.27%       0.09%         0.15%        0.24%
---------------------------------------------------------------------------------------------------------------
For the quarter
ended
Mar 31, 1999            157,555    2,036    5.24%     4.95%     5.00%      (0.05)%        0.29%        0.24%
---------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999           144,828    1,816    5.09%     4.96%     5.08%      (0.12)%        0.13%        0.01%
---------------------------------------------------------------------------------------------------------------

For the quarter ended June 30, 1999, the yield on the Company's total assets, including the impact of the amortization of premiums and discounts, was 5.41%. The Company's weighted average cost of funds at June 30, 1999, was 5.06%.

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 1999, the Manager earned no performance fee. During the second quarter of 1999, the Company's return on stockholder's investment was 1.5% or, on an annualized basis, 6.3%. The ten-year U.S. Treasury rate for the corresponding period was 5.5%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                                Management Fee & Other                                          Total G&A Expenses/
For The                                Expenses/                  Performance Fee/                 Total Assets
Quarter Ended                        Total Assets                   Total Assets
-----------------------------------------------------------------------------------------------------------------------
Jun 30, 1998                            0.23%                          0.00%                          0.23%
-----------------------------------------------------------------------------------------------------------------------
Sep 30, 1998                            0.24%                          0.00%                          0.24%
-----------------------------------------------------------------------------------------------------------------------
Dec 31, 1998                            0.09%                          0.00%                          0.09%
-----------------------------------------------------------------------------------------------------------------------
Mar 31, 1999                            0.21%                          0.00%                          0.21%
-----------------------------------------------------------------------------------------------------------------------
Jun 30, 1999                            0.21%                          0.00%                          0.21%
-----------------------------------------------------------------------------------------------------------------------

HEDGING

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

The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At June 30, 1999, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

COMMON DIVIDEND

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income for each year by the time it files its applicable tax return. The Company therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings.

On June 17, 1999 the Company declared a dividend of $0.13 per share payable on July 12, 1999 to holders of record as of July 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended June 30, 1999 consisted of reverse repurchase agreements, which totaled $148 million at June 30, 1999. The Company's other significant source of funds for the quarter ended June 30, 1999 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $14.4 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended June 30, 1999 had a weighted average interest cost during the quarter of 5.1% compared with 5.7% for the quarter ended June 30, 1998. As of June 30, 1999, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on June 30, 1999, had borrowed funds under reverse repurchase agreements with eight of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended June 30, 1999, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 1999 was $17.4 million, or $7.62 per
share.   If the Company had used historical amortized cost accounting, the
Company's equity base at June 30, 1999 would have been $18.8 million, or $8.25 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $1.4 million, or 0.84% of the amortized cost of mortgage backed securities at June 30, 1999.

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

OTHER MATTERS

As of June 30, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 1999 revenue for the quarter ended June 30, 1999 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

Internal Systems - Currently, the Company uses a general ledger software application to prepare its books and records, as well as spreadsheet software to maintain subsidiary ledgers. Throughout the fourth quarter of 1998 and into the first and second quarters of 1999 the Company created parallel files within these applications to test these packages' ability to interpret the year 2000 in various data fields on which calculations are made. The application was found to perform calculations correctly when computing results using dates after December 31, 1999.

To date, the Company has not incurred any additional expense in connection with the evaluation of internal systems. Since the Company is externally managed, the testing and potential software replacement referred to above should not result in additional cost to the Company.

External Counterparties - The Company been communicating with its External Counterparties regarding the state of readiness of their Year 2000 plans.
During the fourth quarter of 1998, the Company compiled a list of these counterparties and solicited information from each one regarding their Year 2000 plans. Many of these counterparties are prominent broker-dealers and investment banks or government mortgage agencies who are known by the Company to be involved in Year 2000 review processes currently being performed by securities industry regulators (such as the New York Stock Exchange or the Securities and Exchange Commission) and self-regulatory organizations. The Company intends to measure the progress of each of these counterparties over the course of the third quarter of 1999 and report to shareholders regarding progress made by these counterparties.

Contingency Plans - During the third quarter of 1999, after gathering data through the processes described above, the Company will develop plans to address any potential failure in internal or external systems.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At June 30, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
(a)  The Company's Annual Meeting of Stockholders was held on June 17, 1999.

(c) Proposal 1. Election of Board of Directors to serve until the 2000 Annual Meeting.

     Director                       For                   Withheld
     --------                       ---                   --------
     Lloyd McAdams               2,046,161                     0
     Joe E. Davis                2,046,161                     0
     Charles H. Black            2,045,611                   550

     Proposal 2. To ratify McGladrey & Pullen LLP as independent accountants of the Company for the year ending December 31, 1999.

                  For               Against                Abstain
                  ---               -------                -------
               2,019,241            15,520                 11,400


Item 5. Other Information

At its June 17, 1999 meeting the Board of Directors approved new operating policies for the Company. Effective upon the filing of this quarterly report, the Company will begin to modify its policy of investing primarily in adjustable rate mortgage assets. The new policy allows the Company to invest substantially more of its assets in fixed rate mortgage securities. Depending on mortgage market conditions, these purchases may or may not be accompanied by the purchase of hedging instruments intended to mitigate the attendant interest rate risk. The Company will target an overall one year duration for the portfolio, taking all assets and hedging instruments into account. See "Statement of Operating Policies" below.

The Company has established these policies in response to the current interest rate environment. The Company believes that, given the current shape of the yield curve and current conditions in the mortgage markets, it may be able to increase earnings by implementing these new policies. These policies may be modified or waived by the Board of Directors at any time without consent of the Company's stockholders. The ultimate effect of any such changes is uncertain.

The following Statement of Operating Policies shall become effective upon the filing of this Quarterly Report on Form 10-Q:

                        STATEMENT OF OPERATING POLICIES

MISSION STATEMENT

          The principal business objective of the Company is to provide investors with a competitive yield through the management of Mortgage Assets and their risks, the use of leverage, the active management of the asset/liability yield spread, and employment of the Company's risk management strategies. The Company's structure is intended to provide shareholders with a vehicle to participate in the mortgage finance market, while providing professional management of mortgage market risks. The Company's Mortgage Assets will be held primarily for investment. The Company intends generally to buy and hold Mortgage Assets to maturity and, therefore, will seek to have a low portfolio turnover rate.

          The Company's Board of Directors has adopted the investment policies set forth below as its investment policies to be followed by Management. The Board of Directors acknowledges that depending upon market conditions, government regulation and other factors, it may be necessary or desirable from time to time to revise the operating policies, in whole or in part, within the framework of the REIT Provisions of the Code. The operating policies may be changed at any time by the Board of Directors (subject to approval by a majority of Unaffiliated Directors) without the consent of the Company's stockholders.

          Capitalized terms used herein have the meanings ascribed to such terms in the "Definitions" section at the end of this Statement of Operating Policies.


OPERATING STRATEGY

 .    To achieve its objectives the Company's strategy is to purchase primarily single-family adjustable and fixed rate Mortgage Assets and;

 .    Finance purchases of Mortgage Assets with the net proceeds of equity offerings and, to the extent permitted by the Company's capital and leverage policy, to utilize leverage to increase potential returns to its stockholders through borrowings (including but not limited to reverse repurchase agreements and dollar rolls);

 .    Manage the credit risk of its Mortgage Assets according to the Company's credit risk management policy;

 .    Manage the interest rate risk of its Mortgage Assets and borrowings according to the Company's interest rate risk management policy;

 .    Utilize interest rate caps, swaps, futures and similar financial instruments to mitigate interest rate risks;

 .    Seek to minimize prepayment risk primarily through structuring a diversified portfolio with respect to prepayment characteristics;

 .    Maintain its REIT status by complying with the Company's REIT compliance policy.


MANAGEMENT POLICIES

          The Company has established the following policies to implement its mission statement. These policies supercede the operating policies and programs stated in the Company's prospectus dated March 12, 1998.

          Asset Acquisition Policy

          The Company intends to acquire assets when it believes that such assets will improve expected shareholder returns after taking into account all associated financing and hedging costs. The Company has established the following guidelines relative to the type of assets that it will acquire:

Category I
----------

          At least 60% of the Company's total assets are expected to be adjustable or fixed rate Mortgage Securities and Short-Term Investments. In addition, the Mortgage Securities in this category will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government, its agencies, Fannie Mae or Freddie Mac.

Category II
-----------

          At least 90% of the Company's assets are expected to be investments that qualify for Category I or Mortgage Assets including (i) unrated Mortgage Loans and, (ii) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization.

Category III
------------

          All other assets shall be less than 10% of the Company's assets. Among the types of assets which genrally will be assigned to this category are:
(i) Mortgage Securities rated below Investment Grade, (ii) leveraged Mortgage Derivative Securities, and (iii) shares of other REITS or mortgage related companies.

          Capital and Leverage Policy

          The Company shall finance its purchase of Mortgage Assets with Common Stock equity of its and primarily by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The borrowings may be in the form of reverse repurchase agreements, dollar roll agreements, loan agreements, lines of credit and other credit facilities, and the Company's borrowings generally shall be secured by Mortgage Assets owned by the Company.

          The Company shall employ a leveraging strategy to increase its investment assets by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The Company shall generally maintain a ratio of debt-to-equity of between 8:1 and 12: 1, although the ratio may vary from time to time depending on market conditions and other factors deemed relevant by Management and the Board of Directors. The Company will enter into the collateralized borrowings described herein only with financially sound institutions and will monitor the financial condition of such institutions on a regular, periodic basis.

          Upon repayment of each reverse repurchase agreement or other credit instrument, or repurchase pursuant to a dollar-roll agreement, the collateral therefor may immediately be pledged to secure a new reverse repurchase agreement or may be sold pursuant to a new dollar roll agreement or may be pledged to secure other types of borrowings.

          Credit Risk Management Policy

          Management shall review credit risk and other risks of loss associated with each investment. The Company shall seek to reduce certain risks from sellers and servicers through representations and warranties. The Company's Board of Directors shall monitor the overall portfolio risk and appropriate levels of provision for loss through reports provided to it by the Manager.

          Management shall review the quality of Mortgage Loans at the time of acquisition and on an ongoing basis. Because of the risks of borrower defaults and bankruptcies and special hazard losses that are not covered by standard hazard insurance, the Company should generally obtain credit enhancements such as mortgage pool or special hazard insurance for its Mortgage Loans or establish appropriate reserve accounts.

          Interest-Rate Risk Management.

          To the extent consistent with its election to qualify as a REIT, the Company shall attempt to protect its portfolio of Mortgage Assets and related debt against the effects of major interest rate changes.

          The Company intends to manage the interest rate risk of its Mortgage Assets and borrowings by targeting the difference between the market weighted average effective duration of its Mortgage Assets financed with borrowings and the market weighted average duration of such borrowings to one year or less, taking into account all hedging transactions. The Company generally does not intend to have any specific duration target for the portion of its Mortgage Assets that are not funded by borrowings.

          The Company may implement its interest rate risk management policy by utilizing various hedging transactions, including interest rate swaps, interest rate swaptions, interest rate caps, interest rate floors, financial futures contracts, options on financial futures contracts, and other structured transactions. The Company does not intend to enter into such transactions for speculative purposes.

          There can be no assurance that the Company will be able to limit such duration differences and there may be periods of time when the duration difference will be greater than one year.

          Prepayment Risk Management

          The Company shall attempt to minimize the effects of faster or slower than anticipated prepayment rates through structuring a diversified portfolio with a variety of prepayment characteristics. The Company will attempt to invest in Mortgage Assets that on a portfolio basis do not have significant purchase price premiums. Under normal market conditions, the Company expects to keep the aggregate capitalized purchase premium of the portfolio to 3% or less. Prepayment risk shall be monitored by Management and the Company's Board of Directors through periodic review of the impact of a variety of prepayment scenarios on the Company's revenues, net earnings, dividends, cash flow and net balance sheet market value.

          REIT Compliance Policy

          The Company intends to operate its business in compliance with the REIT Provisions of the Code. Accordingly, all of the provisions outlined in the Company's operating policies are subordinate to the REIT Provisions of the Code if any conflicts arise.

          To qualify for tax treatment as a REIT, the Company must meet certain tests as fully described in sections 856 and 857 of the Code. A summary of the requirements for qualification as a REIT is described immediately below. In the event of non-compliance with any of the following tests the Board of Directors shall be immediately notified.

          STOCK OWNERSHIP TESTS. The capital stock of the Company must be held by at least 100 persons and no more than 50% of the value of such capital stock may be owned, directly or indirectly, by five or fewer individuals at all times during the last half of the taxable year. Tax-Exempt Entities, other than private foundations and certain unemployment compensation trusts, are generally not treated as individuals for these purposes. The stock ownership requirements must be satisfied in the Company's second taxable year and in each subsequent taxable year.

          ASSET TESTS. The Company must generally meet the following asset tests at the close of each quarter of each taxable year. At least 75% of the value of the Company's total assets must consist of Qualified REIT Real Estate Assets, U.S. Government securities, cash and cash items (the "75% Asset Test"). The value of securities held by the Company but not taken into account for purposes of the 75% Asset Test must not exceed (i) 5% of the value of the Company's total assets in the case of securities of any one non-government issuer, or
(ii) 10% of the outstanding voting securities of  any such issuer.

          INCOME TESTS. The Company must generally meet certain gross income tests for each taxable year. At least 75% of the Company's gross income must be derived from certain specified real estate sources, including interest income and gain from the disposition of Qualified REIT Real Estate Assets or Qualified

Temporary Investment Income (the "75% Gross Income Test"). At least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest unrelated to real estate, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business (the "95% Gross Income Test").

          DIVIDEND DISTRIBUTION REQUIREMENTS. The Company must generally distribute to its stockholders an amount equal to at least 95% of the Company's taxable income before deductions of dividends paid and excluding net capital gains. The Company has until January 31 following the end of the fiscal year to pay the dividends out to shareholders and is permitted to offer a special dividend in order to meet the 95% requirement.

          FUTURE REVISIONS IN POLICIES AND STRATEGIES

          The Company's Board of Directors has established the policies and strategies set forth in this report. The Board of Directors has the power to modify or waive such policies and strategies without the consent of the stockholders. The Company's Board of Directors will at least annually establish and approve the policies and strategies of the Company.

          Distribution Policy

          The Company shall distribute substantially all of its taxable income to stockholders in each year (which does not ordinarily equal net income as calculated in accordance with GAAP). The Company shall declare four regular quarterly distributions. In addition, taxable income, if any, not distributed through regular quarterly dividends may be distributed annually, at or near year end, in a special dividend. The distribution policy is subject to revision at the discretion of the Board of Directors. All distributions will be made by the Company at the discretion of the Board of Directors and.will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant.


                                  DEFINITIONS

   "Agency Certificates" means GNMA Certificates, Fannie Mae Certificates and Freddie Mac Certificates.

   "ARM" means a Mortgage Loan or any mortgage loan underlying a Mortgage Security that features adjustments of the underlying interest rate at predetermined times based on an agreed margin to an established index. An ARM is usually subject to periodic and lifetime interest rate and/or payment caps.

   "CMOs" means debt obligations (bonds) that are collateralized by mortgage loans or mortgage certificates. CMOs are structured so that principal and interest payments received on the collateral are sufficient to make principal and interest payments on the bonds. Such bonds may be issued by United States government agencies or private issuers in one or more classes with fixed or variable interest rates, maturities and degrees of subordination which are characteristics designed for the investment objectives of different bond purchasers.

   "Code" means the Internal Revenue Code of 1986, as amended.

   "Collateral" means Mortgage Assets, debt service funds and reserve funds, insurance policies, servicing agreements or master servicing agreements.

   "Common Stock" means the Company's shares of Common Stock, $0.01 par value per share.

   "Company" means Anworth Mortgage Asset Corporation, a Maryland corporation.

   "Conforming Mortgage Loans" means conventional Mortgage Loans that either comply with requirements for inclusion in credit support programs sponsored by Freddie Mac, Fannie Mae or GNMA or are FHA or VA Loans, all of which are secured by first mortgages or deeds of trust on single-family (one to four units) residences.

   "Excess Servicing Rights" means contractual rights to receive a portion of monthly mortgage payments, of interest remaining after those payments of interest have already been applied, to the extent required, to Pass-Through Certificates and the administration of mortgage servicing. The mortgage interest payments are secured by an interest in real property.

   "Fannie Mae" means the Fannie Mae corporation.

   "Fannie Mae Certificates" means guaranteed mortgage pass-through certificates issued by Fannie Mae either in certified or book-entry form.

   "FHA" means the United States Federal Housing Administration.

   "FHA Loans" means Mortgage Loans insured by the FHA.

   "Freddie Mac" means the Freddie Mac corporation.

   "Freddie Mac Certificates" means mortgage participation certificates issued by Freddie Mac, either in certificated or book-entry form.

   "GNMA" means the Government National Mortgage Association.

   "GNMA Certificates" means fully modified pass-through mortgage backed certificates guaranteed by GNMA and issued either in certificated or book-entry form.

   "Investment Grade" means a security rating of BBB or better by Standard & Poor's or Baa or better by Moody's Investors Service, Inc., or, as to unrated Pass-Through Certificates and CMOs backed by single-family, multi-family, or commercial properties, a determination that the security is of comparable quality to a rated Investment Grade security on the basis of credit enhancement features that meet Investment Grade credit criteria approved by the Company's Board of Directors, including approval by a majority of the Unaffiliated Directors.

   "Issuers" means those entities that issue Mortgage Securities, including trusts or subsidiaries organized by the Company and Affiliates of the Manager.

   "Manager" means Anworth Mortgage Advisory Corporation, a California corporation.

   "Mortgage Assets" means (i) Mortgage Securities, (ii) Mortgage Loans and
(iii) Short-Term Investments.

   "Mortgage Derivative Securities" means Mortgage Securities which provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying Mortgage Loans.

   "Mortgage Loans" means Conforming and Nonconforming Mortgage Loans, FHA Loans and VA Loans. All Mortgage Loans to be acquired by the Company will be secured by first mortgages or deeds of trust on single-family (one-to-four units) residential properties.

   "Mortgage Securities" means (i) Pass-Through Certificates, (ii) CMOs, and
(iii) Other Mortgage Securities.

   "Mortgage Warehouse Participations" means participations in lines of credit to mortgage originators that are secured by recently originated Mortgage Loans which are in the process of being either securitized or sold to permanent investors.

   "Nonconforming Mortgage Loans" means conventional Mortgage Loans that do not conform to one or more requirements of FHA, Freddie Mac, Fannie Mae, GNMA or VA for participation in one or more of such agencies' mortgage loan credit support programs, such as the principal amounts financed or the underwriting guidelines used in making the loan.

   "Other Mortgage Securities" means securities representing interests in, or secured by mortgages on, real property other than Pass-Through Certificates and CMOs and may include non-primary certificates and other securities collateralized by single-family, multifamily or commercial loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests and other mortgage-backed and mortgage-collateralized obligations.

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

   "REIT" means Real Estate Investment Trust.

   "REIT Provisions of the Code" means Sections 856 through 860 of the Code.

   "REMIC" means Real Estate Mortgage Investment Conduit. The Company will limit the REMIC interests that it acquires to interests issued by REMICs, at least 95 percent of whose assets consist of Qualified REIT Real Estate Assets.

   "Service" means the Internal Revenue Service.

   "Servicers" means those entities that perform the servicing functions with respect to Mortgage Loans or Excess Servicing Rights owned by the Company.

   "Servicing Agreements" means the various agreements the Company will enter into with Servicers.

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

   "Tax Exempt Entity" means a qualified pension, profit-sharing or other employee retirement benefit plans, bank commingled trust funds for such plans, and IRAs, and other similar entities intended to be exempt from federal income taxation.

   "Unaffiliated Directors", means those directors that are not affiliated, directly, or indirectly, with the Manager, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or serving as an officer or director of the Manager or an affiliated business entity of the Manager.

   "VA" means the United States Veterans Administration.

   "VA Loans" means Mortgage Loans partially guaranteed by the VA under the Servicemen's Readjustment Act of 1944, as amended.


Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
Exhibit 27 - Financial Date Schedule

(b) Reports on Form 8-K
None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



ANWORTH MORTGAGE ASSET CORPORATION



Dated: July 29, 1999
By: /s/ Lloyd McAdams
_________________________
Lloyd McAdams
President
(authorized officer of registrant)


Dated: July 29, 1999
By: /s/ Pamela J. Watson
_________________________
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)

FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the June 30, 1999 Form 10-Q and is qualified in its entirety by reference to such financial statements.