Form 10-Q
period 1999-09-30
ANWORTH MORTGAGE ASSET CORP
filed 1999-11-12
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ----------------------

(Mark One)
[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______________ TO
        ______________


                         Commission File No. 001-13709

                            ----------------------

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

                            ----------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No
                                                               ---     ---

As of September 30, 1999, 2,278,000 shares of Common Stock, $0.01 par value per share, were issued and outstanding.

                            ----------------------

================================================================================

                                     INDEX
                                     -----

Part I.   Financial Information                                                               Page
-------   ---------------------                                                               ----
Item 1.   Financial Statements

               Balance Sheets at September 30, 1999 and December 31, 1998..................     3

               Statements of Operations for the three months and nine months ended
               September 30, 1999 and for the three months ended September 30, 1998 and for the period March 17, 1998 (Commencement of Operations) to
               September 30, 1999...........................................................    4

               Statement of Stockholders' Equity for the three months ended March 31,
               1999, June 30, 1999 and September 30, 1999...................................    5

               Statements of Cash Flows for the three months and nine months ended
               September 30, 1999 and for the three months ended September 30, 1998 and for the period March 17, 1998 (Commencement of Operations) to
               September 30, 1998...........................................................    6

               Notes to the Financial Statements............................................    7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations........................................................................   11


Part II.  Other Information
--------  -----------------

Item 1.   Legal Proceedings.................................................................   22

Item 2.   Changes in Securities.............................................................   22

Item 3.   Defaults upon Senior Securities...................................................   22

Item 4.   Submission of Matters to a Vote of Security Holders...............................   22

Item 5.   Other Information.................................................................   22

Item 6.   Exhibits and Reports on Form 8-K..................................................   22


Signatures..................................................................................   23

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
 (Amounts in thousands)

                                                           September 30, 1999          December 31, 1998
                                                           ------------------          -----------------
                                                              (unaudited)
Assets
  Mortgage backed securities                                    $157,967                   $184,245
  Other marketable securities                                        920                        488
  Cash and cash equivalents                                       11,927                     13,299
  Accrued interest receivable                                      1,101                      1,411
  Prepaid expenses and other                                          37                         15
                                                                --------                   --------
                                                                $171,952                   $199,458
                                                                ========                   ========

Liabilities and Stockholders Equity

Liabilities
  Reverse repurchase agreements                                 $143,325                   $170,033
  Payable for purchase of mortgage-backed securities               9,541                     10,047
  Accrued interest payable                                         2,008                      1,799
  Dividends payable                                                  319                        279
  Accrued expenses and other                                          68                         58
                                                                --------                   --------
                                                                 155,261                    182,216
                                                                --------                   --------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                   -                          -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,328,000 issued
    and 2,278,000 and 2,328,000 outstanding
    respectively                                                      23                         23
  Additional paid in capital, net                                 18,971                     18,971
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                 (2,100)                     (1,775)
  Retained earnings                                                  26                          23
  Treasury stock at cost (50,000 shares)                           (229)                          -
                                                               --------                    --------
                                                                 16,691                      17,242
                                                               --------                    --------
                                                               $171,952                    $199,458
                                                               ========                    ========

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Operations (unaudited)
 (Amounts in thousands, except per share data)

                                                                                                            Period from
                                                                                                           March 17, 1998
                                                                                                          (Commencement of
                                            Three months ended September 30,     Nine months ended          Operations) to
                                                 1999           1998             September 30, 1999       September 30, 1998
Interest and dividend income net of
 amortization of premium                        $2,349         $2,978                 $6,965                   $ 5,850
Interest expense                                 1,921          2,611                  5,773                     4,971
                                                ------         ------                 ------                   -------

Net interest income                             $  428         $  367                 $1,192                   $   879

Expenses:
  Management fee                                    44             46                    133                        99
  Incentive fee                                      -              -                      -                         2
  Other expense                                     70             77                    166                       161
                                                ------         ------                 ------                   -------
Net Income                                      $  314         $  244                 $  893                   $   617
                                                ======         ======                 ======                   =======

Basic and diluted earnings per share            $ 0.14         $ 0.10                 $ 0.39                   $  0.27
                                                ======         ======                 ======                   =======

Dividends declared per share                    $ 0.14         $ 0.10                 $ 0.39                   $  0.25
                                                ======         ======                 ======                   =======

Average number of shares outstanding             2,278          2,328                  2,292                     2,310
                                                ======         ======                 ======                   =======

Statement of Comprehensive Income

Net Income                                      $  314         $  244                 $  893                   $   617
Available for sale securities,
 fair value adjustment                            (654)          (650)                  (324)                   (1,407)
                                                ------         ------                 ------                   -------

Comprehensive Income                            $ (340)        $ (406)                $  569                   $  (790)
                                                ======         ======                 ======                   =======

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Stockholders' Equity (unaudited)
Three Months Ended March 31, 1999, June 30, 1999 and September 30, 1999

                                                                         Accum.
                                                                          Other                                Other
                                   Common     Common     Additional      Compre-                 Treasury     Compre-
                                   Stock      Stock       Paid-in        hensive      Retained    Stock       hensive
                                   Shares    Par Value    Capital        Income       Earnings   at Cost      Income       Total
                                   ------------------------------------------------------------------------------------------------
Balance, December 31, 1998       2,328,000    $23,000   $18,971,000   $(1,775,000)   $  23,000   $       -              $17,242,000
 Issuance of common stock                           -             -                                                               -
 Available-for-sale securities,
  Fair value adjustment                                                   936,500                              936,500      936,500
 Net income                                                                            278,500                 278,500      278,500
                                                                                                            ----------
                                                                                                            $1,215,000
                                                                                                            ==========
 Repurchase of common stock        (36,700)                                                       (170,000)                (170,000)
 Dividends declared-
  $0.12 per share                                                                     (275,000)                            (275,000)
                                 -------------------------------------------------------------------------              -----------
Balance, March 31, 1999          2,291,300    $23,000   $18,971,000   $  (838,500)   $  26,500   $(170,000)             $18,012,000
                                 =========================================================================              ===========
 Issuance of common stock                           -             -                                                               -
 Available-for-sale securities,
  Fair value adjustment                                                  (606,500)                            (606,500)    (606,500)
 Net income                                                                            300,500                 300,500      300,500
                                                                                                            ----------
                                                                                                            $ (306,000)
                                                                                                            ==========
 Repurchase of common stock        (13,300)                                                        (59,000)                 (59,000)
 Dividends declared-
  $0.13 per share                                                                     (296,000)                            (296,000)
                                 -------------------------------------------------------------------------              -----------
Balance, June 30, 1999           2,278,000    $23,000   $18,971,000   $(1,445,000)   $  31,000   $(229,000)             $17,351,000
                                 =========================================================================              ===========
 Issuance of common stock                           -             -                                                               -
 Available-for-sale securities,
  Fair value adjustment                                                  (654,000)                            (654,000)    (654,000)
 Net income                                                                            314,000                 314,000      314,000
                                                                                                            ----------
                                                                                                            $ (340,000)
                                                                                                            ==========
 Repurchase of common stock                                                                                                       -
 Dividends declared-
  $0.13 per share                                                                     (319,000)                            (319,000)
                                 -------------------------------------------------------------------------              -----------
Balance, September 30, 1999      2,278,000    $23,000   $18,971,000   $(2,099,000)   $  26,000   $(229,000)             $16,692,000
                                 =========================================================================              ===========

See notes to the financial statements

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Cash Flows (unaudited)
 (Amounts in thousands)

                                                                                                                     Period from
                                                                                                                   March 17, 1998
                                                                                                                  (Commencement of
                                                         Three months ended September 30,   Nine months ended      Operations) to
                                                              1999             1998         September 30, 1999   September 30, 1998
  Net income                                                $   314          $    244            $    893            $     617
  Adjustments to reconcile net income to
  net cash provided by operating activites:
   Amortization                                                 329               551               1,268                  893
   Decrease (increase) in accrued interest receivable            65               (17)                296               (1,507)
   Decrease (increase) in deferred organization expense           -                27                   -                  (37)
   Increase (decrease) in accrued interest payable               89              (515)                209                1,273
   Increase (decrease) in accrued expenses and other             25                79                  (1)                 187
                                                            -------          --------            --------            ---------
     Net cash provided by operating activities                  822               369               2,665                1,426

Investing Activities:
  Available-for-sale securities:
   Purchases                                                   (472)          (14,310)            (21,598)            (231,125)
   Principal payments                                        12,941            17,454              45,345               36,302
                                                            -------          --------            --------            ---------
     Net cash (used in) investing activities                 12,469             3,144              23,747             (194,823)

Financing Activities:
  Net borrowings from reverse repurchase agreements          (4,509)           (8,539)            (26,708)             178,904
  Proceeds from common stock issued, net                          -                 -                   -               19,003
  Repurchase of common stock                                      -                                  (230)
  Dividends paid                                               (296)             (349)               (846)                (349)
                                                            -------          --------            --------            ---------
     Net cash provided by financing activities               (4,805)           (8,888)            (27,784)             197,558
                                                            -------          --------            --------            ---------
Net increase (decrease) in cash and cash equivalents          8,486            (5,375)             (1,372)               4,161
Cash and cash equivalents at beginning of period              3,441             9,537              13,299                    1
                                                            -------          --------            --------            ---------
Cash and cash equivalents at end of period                  $11,927          $  4,162            $ 11,927            $   4,162
                                                            =======          ========            ========            =========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1999

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 1999.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less. The carrying amount of cash equivalents approximates their fair value.

MORTGAGE BACKED SECURITIES

The Company has invested primarily in fixed- and adjustable-rate mortgage pass-through certificates ("MBSs") and hybrid ARMs. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

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

Interest income is accrued based on the outstanding principal amount of the MBS and their contractual terms. Premiums associated with the purchase of MBS are amortized into interest income over the estimated lives of the asset using the effective yield method.

MBS transactions are recorded on the date the securities are purchased or sold.

CREDIT RISK

At September 30, 1999 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At September 30, 1999, all of the Company's ARM securities have an implied "AAA" rating.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of September 30, 1999, which are carried at their fair value:

                                                      Federal             Federal
                                                    Home Loan            National              Total
                                                     Mortgage            Mortgage                MBS
                                                  Corporation         Association             Assets
-----------------------------------------------------------------------------------------------------
Amortized Cost ($000's)                               $31,483            $127,740           $159,223
Unrealized gains (losses)                                (307)             (1,780)            (2,087)
                                    -----------------------------------------------------------------
Fair value                                            $31,176            $125,960           $157,136
                                    -----------------------------------------------------------------

In addition, at September 30, 1999 the Company held a position in a preferred stock issued by Thornburg Mortgage Asset Corporation which had a fair value of $920,000. The remaining portion of the mortgage backed securities assets consisted of a principal payments receivable of $831,000.

The following table summarizes the Company's securities as of September 30, 1999 at their fair value:

                                                                   Fixed                   REIT
                                                                    Rate              Preferred
                                             ARMS                    MBS                  Stock                  Total
-----------------------------------------------------------------------------------------------------------------------
Amortized Cost ($000's)                  $143,271                $15,952                   $932               $160,155
Unrealized gains                               94                                                                   94
Unrealized losses                          (1,518)                  (663)                   (12)                (2,193)
                                   ------------------------------------------------------------------------------------
Fair value                               $141,847                $15,289                   $920               $158,056
                                   ------------------------------------------------------------------------------------


NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to LIBOR.

At September 30, 1999, the repurchase agreements had the following remaining maturities:

-----------------------------------------------------------------------------------------------
  Within 59 days                                                $ 58,420,000
  60 to 89 days                                                    3,322,000
  90 to 119 days                                                  15,576,000
  Over 120 days                                                   66,007,153
                                                          ------------------
                                                                $143,325,153
                                                          ------------------

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

For the quarters ended September 30, 1999 and September 30, 1998, the Company paid the Manager $44,000 and $46,000, respectively, in base management fee.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of September 30, 1999, the Company had granted a total of 198,000 options, 148,000 of which are priced at $9 per share and 50,000 of which are priced at $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options will expire ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company will recognize compensation expense at the time the average market price of the stock exceeds the effective strike price.

For the quarter ended September 30, 1999, the Company recorded $2,000 in operating expense associated with this plan.


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

At its June 17, 1999 meeting the Board of Directors approved new operating policies which were included in Item 5 of the Company's quarterly report on form 10-Q for the quarter ended June 30, 1999. Effective upon the filing of that quarterly report, the Company modified its policy of investing primarily in adjustable rate mortgage assets. The new policy allows the Company to invest substantially more of its assets in fixed rate mortgage securities. Depending on mortgage market conditions, these purchases may or may not be accompanied by the purchase of hedging instruments intended to mitigate the attendant interest rate risk. The Company will target an overall one year duration for the portfolio, taking all assets and hedging instruments into account. See "Statement of Operating Policies" below.

The Company has established the new policies in response to the current interest rate environment. The Company believes that, given the current shape of the yield curve and current conditions in the mortgage markets, it may be able to increase earnings by implementing these new policies. These policies may be modified or waived by the Board of Directors at any time without consent of the Company's stockholders. The ultimate effect of any such changes is uncertain.

Under the new policies, (i) at least 60% of the Company's total assets are expected to be adjustable or fixed rate Mortgage Securities and Short-Term Investments which will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac (Category I securities); (ii) at least 90% of the Company's assets are expected to be investments that qualify for Category I above or Mortgage Assets including (a) unrated Mortgage Loans and, (b) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization (Category II securities); and (iii) all other assets shall be less than 10% of the Company's assets, among these being securities such as (a) Mortgage Securities rated below Investment Grade, (b) leveraged Mortgage Derivative Securities, and ( c ) shares of other REITS or mortgage related companies (Category III securities).

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

FINANCIAL CONDITION

At September 30, 1999, the Company held total assets of $172 million, consisting primarily of $142 million of ARMs, $15 million of fixed-rate mortgage backed securities and $0.9 million of REIT preferred stock. This balance sheet size represents an approximate 17% decrease from the balance sheet size at September 30, 1998, reflecting the Company's decision to decrease leverage in the portfolio and increase cash in anticipation of implementing the new asset acquisition policies described above. At September 30, 1999, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 83% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 17% were 3/1 and 5/1 hybrid ARMS with an average reset of 3.2 years. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at September 30, 1999 classified by type of issuer.

ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

-------------------------------------------------------------------------------
Agency                                         Carrying               Portfolio
                                                Value                 Percentage
--------------------------------------------------------------------------------
FNMA                                           $ 31,176                   20
--------------------------------------------------------------------------------
FHLMC                                           125,959                   80
--------------------------------------------------------------------------------
  Total Portfolio                              $157,135                  100
================================================================================

The following table classifies the Company's portfolio of mortgage backed securities by type of interest rate index.

ARM ASSETS BY INDEX
(Dollar amounts in thousands)

--------------------------------------------------------------------------------------------------------------------
                  Index                     Carrying                                   Portfolio
                                             Value                                     Percentage
--------------------------------------------------------------------------------------------------------------------
Six-month LIBOR                             $ 10,153                                      6.5%
--------------------------------------------------------------------------------------------------------------------
Six-month Certificate of
   Deposit                                     5,734                                      3.7%
--------------------------------------------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                          120,165                                     76.5%
--------------------------------------------------------------------------------------------------------------------
Cost of Funds Index                            5,794                                      3.7%
--------------------------------------------------------------------------------------------------------------------
Fixed rate                                    15,289                                      9.7%
--------------------------------------------------------------------------------------------------------------------
                                            $157,135                                    100.0%
====================================================================================================================

The ARM portfolio had a weighted average coupon of 6.78% at September 30, 1999. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 34%, 25% and 22%, respectively, for the months of July, August and September, 1999. At September 30, 1999 the unamortized net premium paid for the mortgage-backed securities was $3.7 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $2.09 million less than the amortized cost of the securities, resulting in a negative adjustment of 1.31% of the amortized cost of the portfolio as of September 30, 1999. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

For the quarter ended September 30, 1999, the Company's net income was $314,000, or $0.14 per share (basic and diluted EPS), based on an average of 2,278,000 shares outstanding. Net interest income for the quarter totaled $428,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended September 30, 1998, the Company's net income was $244,000. The improvement in net income was due primarily to the slowing of prepayments on the Company's MBS, allowing the Company to amortize the premium at which the bonds were purchased over a longer period, as described above. During the third quarters of 1999 and 1998, the Company incurred operating expenses of $114,000 and $123,000 respectively, consisting in 1999 of a base management fee of $44,000 and other operating expenses of $70,000 and in 1998 of a base management fee of $46,000 and other operating expenses of $77,000. The reduction in other operating expenses in the third quarter of 1999 versus the third quarter of 1998 was caused by the Company's discontinuing to accrue compensation expense related to DER's that were issued in March of 1998; the options associated with these DER's have a strike price that currently is significantly above the current market price and the Company believes that the possibility of near-term exercise of these options and DER's is unlikely.

The Company's return on average equity was 1.66% or, on an annualized basis, 6.8%, for the quarter ended September 30, 1999. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

------------------------------------------------------------------------------------------------------
For the Quarter Ended                 Net Interest Income/       G&A Expense/(2)//      Net Income/
                                             Equity                   Equity              Equity
------------------------------------------------------------------------------------------------------
Jun 30, 1998                                  2.52%                    0.65%               1.87%
------------------------------------------------------------------------------------------------------
Sep 30, 1998                                  1.92%                    0.64%               1.28%
------------------------------------------------------------------------------------------------------
Dec 31, 1998                                  1.62%                    0.23%               1.40%
------------------------------------------------------------------------------------------------------
Mar 31, 1999                                  1.94%                    0.47%               1.46%
------------------------------------------------------------------------------------------------------
Jun 30, 1999                                  2.20%                    0.49%               1.70%
------------------------------------------------------------------------------------------------------
Sep 30, 1999                                  2.27%                    0.61%               1.66%
------------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

                                                                                           Yield on
                                                                                            Average
                                              Average                       Yield on         Daily       Yield on
                              Average          Daily           Average       Average       Amortized     Average    Dividend
                               Daily       Amortized Cost       Daily         Daily         Cost of       Daily       and
                               Cash         of Mortgage        Earning         Cash         Mortgage     Earning    Interest
in thousands                Equivalents        Assets          Assets       Equivalents      Assets       Assets     Income
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998               $6,878         $175,340         $182,218          5.59           6.17        6.14      $2,799
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998          $5,476         $196,014         $201,490          5.56           5.92        5.91      $2,978
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998         $6,736         $187,444         $194,181          5.00           5.62        5.60      $2,717
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999              $8,384         $170,633         $179,017          4.87           5.40        5.37      $2,404
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999               $6,168         $157,679         $163,846          4.76           5.44        5.41      $2,216
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999          $7,507         $161,379         $168,886          5.15           5.55        5.53      $2,337
--------------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

                                                                                   Average         Average       Average
                                                                                  One-month        Cost of       Cost of
                                                                                    LIBOR           Funds         Funds
                        Average                 Average    Average    Average      Relative        Relative      Relative
                         Daily                   Daily       One-      Three-     to Average      to Average    to Average
                        Borrowed    Interest    Cost of     Month      Month      Three-month     One-month    Three-month
in thousands             Funds      Expense      Funds      LIBOR      LIBOR         LIBOR          LIBOR         LIBOR
----------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998           $162,829     $2,318      5.70%      5.66%      5.69%        (0.03)%         0.04%          0.01%
------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Sept 30, 1998            182,954      2,611      5.71%      5.62%      5.62%          0.00%         0.09%          0.09%
------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Dec 31, 1998             174,611      2,407      5.51%      5.36%      5.27%          0.09%         0.15%          0.24%
------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Mar 31, 1999             157,555      2,036      5.24%      4.95%      5.00%        (0.05)%         0.29%          0.24%
------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999            144,828      1,816      5.09%      4.96%      5.08%        (0.12)%         0.13%          0.01%
------------------------------------------------------------------------------------------------------------------------
For the quarter
ended
Sept 30, 1999            149,183      1,921      5.22%      5.28%      5.44%        (0.16)%       (0.06)%        (0.22)%
------------------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 1999, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 5.53%. The Company's weighted average cost of funds at September 30, 1999, was 5.22%.

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 1999, the Manager earned no performance fee. During the third quarter of 1999, the Company's return on stockholder's investment was 1.5% or, on an annualized basis, 6.2%. The ten-year U.S. Treasury rate for the corresponding period was 5.9%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

--------------------------------------------------------------------------------------------------------------------------------
                                 Management Fee & Other                                            Total G&A Expenses/
For The                                Expenses/                    Performance Fee/                  Total Assets
Quarter Ended                        Total Assets                     Total Assets
---------------------------------------------------------------------------------------------------------------------------------
Jun 30, 1998                            0.23%                             0.00%                           0.23%
---------------------------------------------------------------------------------------------------------------------------------
Sep 30,1998                             0.24%                             0.00%                           0.24%
---------------------------------------------------------------------------------------------------------------------------------
Dec 31,1998                             0.09%                             0.00%                           0.09%
---------------------------------------------------------------------------------------------------------------------------------
Mar 31, 1999                            0.21%                             0.00%                           0.21%
---------------------------------------------------------------------------------------------------------------------------------
Jun 30, 1999                            0.21%                             0.00%                           0.21%
---------------------------------------------------------------------------------------------------------------------------------
Sep 30, 1999                            0.27%                             0.00%                           0.27%
---------------------------------------------------------------------------------------------------------------------------------

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

The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At September 30, 1999, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On September 20, 1999 the Company declared a dividend of $0.14 per share payable on October 11, 1999 to holders of record as of October 1, 1999.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

----------------------------------------------------------------------------------------
For the quarter ended                                  Dividend per share
----------------------------------------------------------------------------------------
June 30, 1998                                          $0.15
----------------------------------------------------------------------------------------
September 30, 1998                                     $0.10
----------------------------------------------------------------------------------------
December 31, 1998                                      $0.12
----------------------------------------------------------------------------------------
March 31, 1999                                         $0.12
----------------------------------------------------------------------------------------
June 30, 1999                                          $0.13
----------------------------------------------------------------------------------------
September 30, 1999                                     $0.14
----------------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended September 30, 1999 consisted of reverse repurchase agreements, which totaled $143 million at September 30, 1999. The Company's other significant source of funds for the quarter ended September 30, 1999 consisted of payments of principal and interest from its ARM securities portfolio in the amount of $12.9 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended September 30, 1999 had a weighted average interest cost during the quarter of 5.2% compared with 5.7% for the quarter ended September 30, 1998. As of September 30, 1999, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on September 30, 1999, had borrowed funds under reverse repurchase agreements with eight of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended September 30, 1999, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets. Nevertheless, there can be no assurance that the uncertainties which surround the coming year-end will not cause disruptions in the credit markets which could cause the Company to experience higher costs of funds or, ultimately, a need to sell assets due to a lack of liquidity.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 1999 was $16.7 million, or $7.33 per
share.   If the Company had used historical amortized cost accounting, the
Company's equity base at September 30, 1999 would have been $18.8 million, or $8.25 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(2.1) million, or (1.31)% of the amortized cost of mortgage backed securities at September 30, 1999.

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

OTHER MATTERS

As of September 30, 1999, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 1999 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

External Counterparties - The Company has been communicating with its External Counterparties regarding the state of readiness of their Year 2000 plans.
During the fourth quarter of 1998, the Company compiled a list of these counterparties and solicited information from each one regarding their Year 2000 plans. Many of these counterparties are prominent broker-dealers and investment banks or government mortgage agencies who are known by the Company to be involved in Year 2000 review processes currently being performed by securities industry regulators (such as the New York Stock Exchange or the Securities and Exchange Commission) and self-regulatory organizations. Over the course of the third quarter of 1999, the Company received assurances from the transfer agent, custodian and its External Counterparties that each of them is on schedule for addressing the Year 2000 issues faced by their respective firms. Nevertheless, these counterparties acknowledge that disruptions may still occur and may still have a negative impact on the ability of these counterparties to conduct business as usual.

Contingency Plans - During the third quarter of 1999, the Company developed a plan to address any potential failure in internal or external systems. The Plan calls for a complete reconciliation of positions as of the November 30, 1999 statements provided by the counterparties and confirmation of trades and cash flows through the month of December 1999 so that, in the event of system failures, positions can be recreated manually and maintained manually until such system failures can be corrected. The Company feels confident that it can effectively manage this process, given its generally low volume of transactions with counterparties.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At September 30, 1999, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities
Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders
Not Applicable

Item 5. Other Information

On September 22, 1999 the Company filed with the Securities and Exchange Commission a Prospectus describing the Company's Dividend Reinvestment and Stock Purchase Plan. The Prospectus relates to the offer and sale of 450,000 authorized but unissued shares of Common Stock under the Plan, of which no more than 225,000 may be issued through the Optional and Initial Cash Purchases.

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
Exhibit 27 - Financial Date Schedule

(b) Reports on Form 8-K
On September 24, 1999 the Company filed with the Securities and Exchange a report on Form 8-K announcing a change in the Company's certifying accountant.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



ANWORTH MORTGAGE ASSET CORPORATION



Dated: November 12, 1999
By: /s/ Lloyd McAdams



_________________________
Lloyd McAdams
President
(authorized officer of registrant)



Dated: November 12, 1999
By: /s/ Pamela J. Watson



_________________________
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)