Form 10-K
period 1999-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2000-03-30
CIK 1047884

    As filed with the Securities and Exchange Commission on March 30, 2000

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

  For the year ended December 31, 1999; or

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

                               ----------------

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [_]

   At March 17, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $9,402,916, based on the closing price of the common stock on the American Stock Exchange.

   As of March 17, 2000, 2,316,067 shares of Common Stock, $0.01 par value per share were outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANWORTH MORTGAGE ASSET CORPORATION

                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 PART 1...................................................................    1

    ITEM 1.  BUSINESS....................................................     1

    ITEM 2.  PROPERTIES..................................................    32

    ITEM 3.  LEGAL PROCEEDINGS...........................................    32

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    32

 PART II..................................................................   33

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.........................................    33

    ITEM 6.  SELECTED FINANCIAL DATA.....................................    34

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    35

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    41

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    41

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    41

 PART III.................................................................   43

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    43

    ITEM 11. EXECUTIVE COMPENSATION......................................    43

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    43

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    43

 PART IV..................................................................   44

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................    44

 SIGNATURES

 FINANCIAL STATEMENTS

 EXHIBITS

                               INTRODUCTORY NOTE

   Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission") in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of applicable federal securities laws. Forward looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may", "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 27 of this Annual Report on Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

   Reference is made to the Glossary commencing on page 45 of the report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

                                    PART 1

ITEM 1. BUSINESS

                            SUMMARY OF THE COMPANY

General

   The Company was formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments. On March 17, 1998, the Company completed its initial public offering of 2,200,000 shares raising $18,414,000 in proceeds. In connection with the underwriters' over-allotment allowance, approximately one month later, an additional 127,900 shares of Common Stock were sold raising $1,071,000 in proceeds. The Company utilized the equity capital raised in its offering and short term borrowings to generate income based on the difference between the yield on its mortgage assets and the cost of its borrowings. In October of 1999 the Company implemented a Dividend Reinvestment and Direct Stock Purchase Plan. Through the plan, the Company has raised an additional $99,000 in equity capital through December 31, 1999. The Company has elected to be taxed as a REIT under the Code, and therefore is not generally subject to federal taxes on its income to the extent it distributes its net income to its stockholders and maintains its qualification as a REIT. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

   The goal of the Company is to generate a competitive yield through its use of leverage and active management of the asset/liability yield spread.

   The Company acquires mortgage assets primarily in the secondary mortgage market through its manager, Anworth Mortgage Advisory Corporation (the "Manager"). The Manager manages the day-to-day operations of the Company, pursuant to the policies established by the Company's Board of Directors and the authority delegated to the Manager under the Management Agreement. The Manager is under common control with Pacific Income Advisers, Inc. ("PIA"), an investment advisory firm, which began operations in 1986. The Manager's management team is comprised of selected members of PIA's management. The Company is externally managed by the Manager, taking advantage of the economies of scale associated with the Manager while avoiding duplicate administrative functions and incurring the costs of creating a new administrative infrastructure. The Company has no ownership interest in the Manager.

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

   At least 60% of the Company's total assets are expected to be what the Company refers to as Category I securities, which are adjustable or fixed rate Mortgage Securities and Short-Term Investments. In addition, the Mortgage Securities in this category will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government, its agencies, Fannie Mae or Freddie Mac. At least 90% of the Company's assets (Category II) are expected to be investments that qualify for Category I or Mortgage Assets including (i) unrated Mortgage Loans and, (ii) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization. Together Category I and Category II securities are referred to as Primary assets.

   All other assets (Category III) will be less than 10% of the Company's assets. Among the types of asset which generally will be assigned to this category are: (i) Mortgage Securities rated below Investment Grade,
(ii) leveraged Mortgage Derivative Securities, and (iii) shares of other REITS or mortgage related companies.

Summary of Strategy

   The principal business objective of the Company is to generate a competitive yield through its use of leverage and active management of the asset/liability yield spread. Following is the Company's strategy to achieve its business objective:

 Investment Strategy

   The Company applies a disciplined approach to managing its investments in an attempt to achieve competitive yields while managing portfolio risk. The Company utilized the proceeds of its initial public offering, operating cash flow and short-term borrowings to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company seeks to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and by analyzing the prepayment risk of the Mortgage Assets, as well as the deviations between projected and realized prepayment rates.

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

   The Manager has now managed the Company since its inception in March of 1998. Prior to its association with the Company, the Manager had not previously managed a REIT. In particular, the Manager had not previously managed a highly-leveraged pool of Mortgage Assets or utilized hedging instruments, nor did the Manager have experience in complying with the asset limitations imposed by the REIT provisions of the Code. Although management now has nearly two years of experience in managing the Company, there can be no assurance that the experience of the executive officers of the Company and the Manager is appropriate to the business of the Company. Further, the experience of the officers of the Manager and PIA should not be viewed as a reliable gauge of the continued success of the Company.

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

   The Company also pays the Manager, as incentive compensation for each fiscal quarter, an amount equal to 20% of the Net Income of the Company, before incentive compensation, in excess of the amount that would produce an annualized Return on Equity equal to the Ten Year U.S. Treasury Rate (average of weekly average yield to maturity for U.S. Treasury securities (adjusted to a constant maturity of 10 years), as published weekly by the Federal Reserve Board during a quarter) plus 1%. A deduction for the Company's interest expenses for borrowed money is taken in calculating Net Income. "Return on Equity" is computed on Average Net Worth and has no necessary correlation with the actual distributions received by stockholders. The incentive compensation calculation and payment to the Manager is made quarterly in arrears before any income distributions are made to stockholders for the corresponding period. Beginning in calendar year 1999, the quarterly Incentive Management Compensation will be subject to annual reconciliation so that the incentive management compensation is based on the Manager's performance for a calendar year rather than on a quarter-by-quarter basis. Such reconciliation shall be determined as part of the Company's annual audit.

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

   At least 60% of the Company's total assets are expected to be what the Company refers to as Category I securities, which are adjustable or fixed rate Mortgage Securities and Short-Term Investments. In addition, the Mortgage Securities in this category will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government, its agencies, Fannie Mae or Freddie Mac. At least 90% of the Company's assets (Category II) are expected to be investments that qualify for Category I are Mortgage Assets including (i) unrated Mortgage Loans and, (ii) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization.

   All other assets (Category III) will be less than 10% of the Company's assets. Among the types of asset which generally will be assigned to this category are: (i) Mortgage Securities rated below Investment Grade,
(ii) leveraged Mortgage Derivative Securities, and (iii) shares of other REITS or mortgage related companies.

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

   The Company's Board of Directors adopted the investment policies set forth in the Company's Prospectus as its initial investment policies. The policies were changed effective June 17, 1999 to allow the Company to better respond to market conditions. The policies may be changed at any time by the Board of Directors (subject to approval by a majority of Unaffiliated Directors) without the consent of stockholders. The Company's Board of Directors will establish and approve (including approval by a majority of Unaffiliated Directors) at least annually the investment policies of the company, which will include investment criteria that each Mortgage Asset must satisfy to be eligible for investment by the Company. The Company will not purchase any Mortgage Assets from its Affiliates other than Mortgage Securities that may be purchased from a taxable subsidiary of the Company that may be formed in connection with the securitization of Mortgage Loans.

Capital and Leverage Policy

   The Company finances its purchases of Mortgage Assets through equity from the proceeds of its initial public offering and thereafter primarily by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The borrowings are in the form of reverse repurchase agreements and dollar-roll agreements and may, in the future, be in the form of loan agreements, lines of credit and other credit facilities. The Company's borrowings are secured by Mortgage Assets owned by the Company.

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

   A reverse repurchase agreement, although structured as a sale and repurchase obligation, effects a financing under which the Company pledges its Mortgage Assets as collateral to secure a short term loan. Generally, the creditor will make the loan pursuant to the repurchase agreement in an amount equal to a percentage of the market value of the collateral, typically 80% to 98%. Given the Company's investing activities since inception, this percentage has ranged from 94% to 97% during the reporting period, a slight improvement over the 93% to 97% range experienced by the Company during its initial period of operation, reflecting the Company's improved position with its borrowers. At the maturity of the reverse repurchase agreement, the Company is required to repay the loan pursuant to the agreement and correspondingly receives back its collateral. Under reverse repurchase agreements, the Company generally retains the incidents of beneficial ownership, including the right to distributions on the collateral and the right to vote on matters as to which certificate holders are entitled to vote. Upon a payment default under a repurchase agreement, the lending party may liquidate the collateral.

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

The Company, however, is compensated by the interest earned on the cash proceeds of the initial sale and by the typically lower repurchase price at the future date. Because the roll provides funds to the Company for the period of the roll, its value can be expressed in terms of an "implied financing rate." This method of financing is favorable to the Company when the repurchase price is low enough in comparison to the initial sale price so that the implied financing rate is below other alternative short-term borrowing rates (e.g., the rate for reverse repurchase agreements or other short-term borrowings). The Company's ability to enter into dollar-roll agreements may be limited in order to maintain the Company's status as a REIT and to avoid the imposition of tax on the Company. See "Federal Income Tax Considerations-- Requirements for Qualification as a REIT" and "--Taxation of the Company."

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

   With respect to its Mortgage Securities, the Company is exposed to various levels of credit and special hazard risk, depending on the nature of the underlying Mortgage Assets and the nature and level of credit enhancements supporting such securities. Agency Certificates are covered by credit protection in the form of a 100% guarantee from a government entity (GNMA) or government sponsored entity (Fannie Mae or Freddie Mac). Privately Issued Certificates represent interests in pools of residential mortgage loans with partial credit enhancement. Credit loss protection for Privately Issued Certificates is achieved through the subordination of other interests in the pool to the interest held by the Company, through pool insurance or through other means. The degree of credit protection varies substantially among Privately Issued Certificates.

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

   In a typical interest rate cap agreement, the cap purchaser makes an initial lump sum cash payment to the cap seller in exchange for the seller's promise to make cash payments to the purchaser on fixed dates during the contract term if prevailing interest rates exceed the rate specified in the contract. Financial futures contracts are the sale of a futures contract, typically on Treasury Bills or Eurodollar contracts, creating a firm obligation to deliver a specific financial instrument at a specified future date and price. Options on financial futures contracts are similar to options on securities except that a futures option gives the purchaser the right, in return for the premium paid, to assume a position in a futures contract and obligates the seller to deliver that position. Financial futures contracts and options on financial futures contracts are classified as "commodities" under the federal Commodity Exchange Act and may also be classified as "securities" for securities law purposes. The Company does not intend to invest in any other types of commodities and will not engage in commodities trading. The purchase of Mortgage Derivative Securities and Excess Servicing Rights can be effective hedging instruments in certain situations as these investments tend to increase in value and their yields tend to increase as interest rates rise. The Company intends to limit its purchases of Mortgage Derivative Securities and Excess Servicing Rights to those investments qualifying as Qualified REIT Real Estate Assets. Income from such investments qualifies for purposes of the 95% and 75% sources of income tests applicable to REITs. See "Federal Income Tax Considerations-- Requirements for Qualification as a REIT--Gross Income Tests."

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

 Other Mortgage Securities

   General. The Company may acquire Other Mortgage Securities or interests therein if it determines that it will be beneficial to do so and it will not adversely affect qualification of the Company as a REIT. Such Other Mortgage Securities may include non-Primary Mortgage Assets and other Mortgage Securities collateralized by single-family Mortgage Loans, Mortgage Warehouse Participations, Mortgage Derivative Securities, Subordinated Interests and other mortgage-backed and mortgage-collateralized obligations, other than Pass-Through Certificates and CMOs.

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

Other Policies

   The Company may purchase stock in other mortgage REITs or stock in similar companies when the Company believes that such purchases will yield fairly attractive returns on capital employed. When the stock market valuations of such companies are low in relation to the market value of their assets, the Company believes that such stock purchases provide a method for the Company to acquire an interest in a pool of Mortgage Assets at an attractive price. The Company does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite the securities of other issuers. As of December 31, 1999 the Company acquired an approximately $1,200,000 position in Thornburg Mortgage Asset Corporation preferred stock.

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

                              DISTRIBUTION POLICY

   The Company distributes substantially all of its taxable income to stockholders in each year (which does not ordinarily equal net income as calculated in accordance with GAAP). The Company declares four regular quarterly distributions. In addition, taxable income, if any, not distributed through regular quarterly dividends may be distributed annually, at or near year end, in a special dividend. The distribution policy is subject to revision at the discretion of the Board of Directors. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors deems relevant. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

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

   It is anticipated that distributions generally will be taxable as ordinary income to stockholders of the Company, although a portion of such distributions may be designated by the Company as capital gain or may constitute a return of capital. The Company will furnish annually to each of its stockholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital or capital gains. For a discussion of the federal income tax treatment of distributions by the Company, see "Federal Income Tax Considerations-- Taxation of Stockholders."

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

                                   EMPLOYEES

   As of December 31, 1999 the Company had no employees. The Manager carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of the Management Agreement.

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

   The Code provides special tax treatment for organizations that qualify and elect to be taxed as REITs. The discussion below summarizes the material provisions applicable to the Company as a REIT for federal income tax purposes and to its stockholders in connection with their ownership of shares of Common Stock. However, it is impractical to set forth in this Annual Report on Form 10-K all aspects of federal, state, local and foreign tax law that may have tax consequences with respect to an investor's purchase of the Common Stock. The discussion of various aspects of federal taxation contained herein is based on the Code, administrative regulations, judicial decisions, administrative rulings and practice, all of which are subject to change. In brief, if certain detailed conditions imposed by the Code are met, entities that invest primarily in real estate assets, including Mortgage Loans, and that otherwise would be taxed as corporations are, with certain limited exceptions, not subject to tax on income that is currently distributed to their stockholders. This treatment eliminates most of the "double taxation" (at the corporate level and then again at the stockholder level when the income is distributed) that typically results from the use of corporate investment vehicles. A qualifying REIT, however, may be subject to certain excise and other taxes, as well as normal corporate tax, on Taxable Income that is not currently distributed to its stockholders. See "--Taxation of the Company" below.

   The Company elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1998. The Board of Directors of the Company currently expects that the company will continue to operate in a manner that will permit the Company to maintain its qualification as a REIT for the taxable year ended December 31, 1999, and in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

Requirements for Qualification as a REIT

   To qualify for tax treatment as a REIT under the Code, the Company must meet certain tests which are described immediately below.

   Stock Ownership Tests. For all taxable years after the first taxable year for which a REIT election is made, the Company's shares of Common Stock must be transferable and must be held by a minimum of 100 persons for at least 335 days of a 12 month year (or a proportionate part of a short tax year). The Company must also use the calendar year as its taxable year. In addition, at all times during the second half of each taxable year, no more than 50% in value of the shares of the stock of the Company may be owned directly or indirectly by five or fewer individuals. If, for any taxable year, the Company complies with regulations requiring the maintenance of records to ascertain ownership of its outstanding stock and the Company does not know or have reason to know that it failed to satisfy this test, it will be treated as satisfying this test for any such taxable year. In determining whether the Company's shares are held by five or fewer individuals, the attribution rules of Section 544 of the Code (as modified by Section 856(h)(1)(B)) apply. For a description of these attribution rules, see "Description of Capital Stock." The Company's Charter impose certain repurchase provisions and transfer restrictions to avoid more than 50% by value of any class of the Company's stock being held by five or fewer individuals (directly or constructively) at any time during the last half of any taxable year. Such repurchase and transfer restrictions will not cause the stock not to be treated as "transferable" for purposes of qualification as a REIT. The Company intends to satisfy both the 100 stockholder and 50%/5 stockholder individual ownership limitations described above for as long as it seeks qualification as a REIT. The Company will use the calendar year as its taxable year for income tax purposes.

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

   On the last day of each calendar quarter, of the investments in securities not included in the 75% of Assets Test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets (for an exception to this limitation beginning after December 31, 2000, see "New Tax Legislation" below) and the Company may not own more than 10% of any one issuer's outstanding voting securities (for an additional value restriction beginning December 31, 2000, see "New Tax Legislation" below). Hedging contracts (other than those which are Qualified REIT Real Estate Assets) and certain types of other Mortgage Assets may be treated as securities of the entity issuing such agreements or interests. The Company will take measures to prevent the value of such contracts, interests or assets issued by any one entity to exceed 5% of the value of the Company's assets as of the end of each calendar quarter. Moreover, pursuant to its compliance guidelines, the Company intends to monitor closely (on not less than a quarterly basis) the purchase and holding of the Company's assets in order to comply with the above assets tests. In particular, as of the end of each calendar quarter the Company intends to limit and diversify its ownership of hedging contracts and other Mortgage Securities that do not constitute Qualified REIT Real Estate Assets to less than 25%, in the aggregate, by value of its portfolio, to less than 5% by value as to any single issuer, and to less than 10% of the voting stock and beginning after July 12, 1999, 10% of the value of any single issuer (collectively the "25% of Assets Test"). If such limits are ever exceeded, the Company intends to take appropriate remedial action to dispose of such excess assets within the 30-day period after the end of the calendar quarter, as permitted under the Code.

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

   2. The 95% Test. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not Dealer Property (the "95% of Income Test"). Income attributable to Mortgage Warehouse Participations. Mortgage Securities (other than Qualified REIT Real Estate Assets) that the Company holds directly, dividends on stock interest on any other obligations not secured by real property, and gains from the sale or disposition of stock or other securities that are not Qualified REIT Real Estate Assets will constitute qualified income for purposes of the 95% of Income Test only, but will not be qualified income for purposes of the 75% of Income Test. Income from mortgage servicing contracts, loan guarantee fees (or other contracts under which the Company would earn fees for performing services) and hedging (other than with respect to debt that was or will be incurred to acquire Qualified REIT Real Estate Assets) will not qualify for either the 95% or 75% of Income Tests. The Company intends to severely limit such income and its acquisition of any assets or investments the income from which does not qualify for purposes of the 95% of Income Test. Moreover, in order to help ensure compliance with the 95% of Income Test and the 75% of Income Test, the Company limits substantially all of the assets that it acquires to Qualified REIT Real Estate Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire. At December 31, 1999, over 95% of the Company's assets were Qualified REIT Real Estate Assets.

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

   The Company maintains its REIT status by carefully monitoring its income, including income from hedging transactions, futures contracts and sales of Mortgage Assets to comply with the 75% of Income Test and the 95% of Income Test. In order to help assure its compliance with the REIT Provisions of the Code, the Company will adopt guidelines the effect of which will be to limit its ability to earn certain types of income. See

"Operating Policies and Policies." If the Company fails to satisfy one or both of the 75% or 95% of Income Tests for any year, it may face either (a) assuming such failure was for reasonable cause and not willful neglect, a 100% tax on the greater of the amounts of income by which it failed to comply with the 75% of Income Test or the 95% of Income Test, reduced by estimated related expenses or (b) loss of REIT status. There can be no assurance that the Company will always be able to maintain compliance with the gross income tests for REIT qualification despite its periodic monitoring procedures. Moreover, there is no assurance that the relief provisions for a failure to satisfy either the 95% or the 75% of Income Tests will be available in any particular circumstance.

   Distribution Requirement. The Company must distribute to its stockholders on a pro rata basis each year an amount equal to (i) 95% (90% in taxable years beginning after December 31, 2000, See--"New Tax Legislation" below) of its Taxable Income before deduction of dividends paid and excluding net capital gain, plus (ii) 95% (90% in taxable years beginning after December 31, 2000, See--"New Tax Legislation" below) of the excess of the net income from Foreclosure Property over the tax imposed on such income by the Code, less
(iii) any excess noncash income (the "95% Distribution Test"). See "Distribution Policy." The Company intends to make distributions to its stockholders in amounts sufficient to meet this 95% distribution requirement. Such distributions must be made in the taxable year to which they relate or, if declared before the timely filing of the Company's tax return for such year and paid not later than the first regular dividend payment after such declaration, in the following taxable year. A nondeductible excise tax, equal to 4% of the excess of such required distributions over the amounts actually distributed will be imposed on the Company for each calendar year to the extent that dividends paid during the year (or declared during the last quarter of the year and paid during January of the succeeding year) are less than the sum of (i) 85% of the Company's "ordinary income," (ii) 95% of the Company's capital gain net income, and (iii) income not distributed in earlier years.

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

Taxation of the Company

   In any year in which the Company qualifies as a REIT, it generally will not be subject to federal income tax on that portion of its Taxable Income or net capital gain which is distributed to its stockholders. The Company will, however, be subject to tax at normal corporate rates upon any Net Income or net capital gain not distributed. The Company intends to distribute the percentage of its Taxable Income to its stockholders on a pro rata basis in each year required under applicable law to maintain its REIT qualification. See "Distribution Policy."

   In addition, the Company will also be subject to a tax of 100% of net income from any prohibited transaction and will be subject to a 100% tax on the greater of the amount by which it fails either the 75% or 95% of Income Tests, reduced by estimated related expenses, if the failure to satisfy such tests is due to reasonable cause and not willful neglect and if certain other requirements are met. The Company may be subject to the alternative minimum tax on certain items of tax preference.

   If the Company acquires any real property as a result of foreclosure, or by a deed in lieu of foreclosure, it may elect to treat such real property as Foreclosure Property. Net income from the sale of Foreclosure Property is taxable at the maximum federal corporate rate, currently 35%. Accordingly, income from Foreclosure Property may not be subject to the 100% tax on prohibited transactions. The Company has the right to determine whether to treat such real properly as Foreclosure Property on the tax return for the fiscal year in which such property is acquired.

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

Taxation of Stockholders

   For any taxable year in which the Company is treated as a REIT for federal income tax purposes, amounts distributed by the Company to its stockholders out of current or accumulated earnings and profits will be includable by the stockholders as ordinary income for federal income tax purposes unless such distributions are properly designated by the Company as capital gain dividends. In the latter case, the distributions will be taxable to the stockholders as long-term capital gains. Any loss on the sale or exchange of shares of the Common Stock held by a stockholder for six months or less will be treated as a long-term capital loss to the extent of any capital gain dividend received on the Common Stock by such stockholders.

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

Taxation of Tax-Exempt Entities

   In general, a Tax-Exempt Entity that is a stockholder of the Company is not subject to tax on distributions. The Service has ruled that amounts distributed by a REIT to an exempt employees' pension trust do not constitute UBTI and thus should be nontaxable to such a Tax-Exempt Entity. Based on that ruling, but subject to the discussion of excess inclusion income set forth under "-- Taxation of Stockholders" above, indebtedness incurred by the Company in connection with the acquisition of real estate assets such as Mortgage Loans will not cause dividends of the Company paid to a stockholder that is a Tax-Exempt Entity to be UBTI. However, if a Tax-Exempt Entity has financed the acquisition of any of its stock in the Company with "acquisition indebtedness," within the meaning of the Code, distributions on such stock could be treated as UBTI. Under certain conditions, if a tax-exempt employee pension or profit sharing trust were to acquire more than 10% of the Company's stock, a portion of the dividends on such stock could be treated as UBTI.

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

Certain United States Federal Income Tax Considerations Applicable to Foreign Holders

   The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by an initial purchaser of the Common Stock that, for United Stares income tax purposes, is not a "United States person" (a "Foreign Holder"). For purposes of discussion, a United States persons means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the Service provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust. This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder. Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of the Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

   Dividends. Dividends paid by the Company out of earnings and profits, as determined for United States income tax purposes, to a Foreign Holder will generally be subject to withholding of United States federal income tax at the rate of 30%, unless reduced or eliminated by an applicable tax treaty or unless such dividends are treated as effectively connected with a United States trade or business conducted by the Foreign Holder. A Foreign Holder eligible for a reduction in withholding under an applicable treaty must so notify the Company by completing the appropriate IRS form. Distributions paid by the Company in excess of its earnings and profits will be treated as a tax-free return of capital to the extent of the holder's adjusted basis in his Common Stock, and any additional amounts distributed are treated as amounts received in exchange for a Foreign Holder's interest in the Company. These additional amounts will not be subject to U.S. tax provided that (i) the REIT is "domestically controlled" or (ii) the stock of the REIT is regularly traded on an established securities market, and the recipient of the additional amounts does not, after application of certain attribution rules, own more than 5% of the stock of the REIT. If it cannot be determined at the time a distribution is made whether such distribution will exceed the Company's earnings and profits, the distribution will be subject to withholding at the same rate as dividends. Amounts so withheld, however, will be refundable or creditable against the Foreign Holder's United States tax liability if the Company subsequently determines that such distribution was, in fact, in excess of the earnings and profits of the Company. If the receipt of the dividend is treated as being effectively connected with the conduct of a trade or business within the United States by a Foreign Holder, the dividend received by such holder will be subject to the same United States federal income tax on net income that applies to United States persons generally (and, with respect to foreign corporate holders and under certain circumstances, the 30% branch profits tax).

   For any year in which the Company qualifies as a REIT, distributions to a Foreign Holder that are attributable to gain from the sales or exchanges by the Company of "United States real property interests" will be treated as if such gain were effectively connected with a United States business and will thus be subject to tax at the graduated rates applicable to United States stockholders (subject to applicable alternative minimum tax) under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA"). Also, distributions subject to FIRPTA may be subject to a 30% branch profits tax in the hands of a foreign corporate stockholder not entitled to a treaty exemption. The Company is required to withhold 35% of any distribution that could be designated by the Company as a capital gains dividend. This amount may be credited against the Foreign Holder's FIRPTA tax liability. In addition, the Company must withhold 10% of a distribution to a Foreign Holder which is attributable to a return of capital or to the sale of the Company's shares (i.e. the distribution is not a capital gain dividend but is in excess of the Foreign Holder's basis in its stock).

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

   Gain recognized by a Foreign Holder upon a sale of its Common Stock will generally not be subject to tax under FIRPTA if the Company is a "domestically controlled REIT," which is defined generally as a REIT in which at all tines during a specified testing period less than 50% in value of its shares were held directly or indirectly by non-U.S. persons. Because only a minority of the Company's stockholders are expected to be Foreign Holders, the Company anticipates that it will qualify as a "domestically controlled REIT." Accordingly, a Foreign Holder should not be subject to U.S. tax from gains recognized upon disposition of the Common Stock. However, because the Common Stock will be publicly traded, no assurance can be given that the Company will continue to be a "domestically controlled REIT."

   Information Reporting and Backup Withholding. Under temporary United States Treasury regulations (which remain effective after 1996 for international transactions), United States information reporting requirements and backup withholding tax will generally not apply to dividends paid on the Common Stock to a Foreign Holder at an address outside the United States. Payments by a United States office of a broker of the proceeds of a sale of the Common Stock is subject to both backup withholding at a rate of 31% and information reporting unless the holder certifies its Foreign Holder status under penalties of perjury or otherwise establishes an exemption. Information reporting requirements (but not backup withholding) will also apply to payments of the proceeds of sales of the Common Stock by foreign offices of United States brokers, or foreign brokers with certain types of relationships to the United States, unless the broker has documentary evidence in its records that establishes that the holder is a Foreign Holder and certain other conditions are met, or the holder otherwise establishes an exemption.

   Backup withholding is not an additional tax. Any amounts withheld under the backup withholding rules will be refunded or credited against the Foreign Holder's United States federal income tax liability, provided that the required information is furnished to the Service.

   These information reporting and backup withholding rules are under review by the United States Treasury and their application to the Common Stock could be changed by future regulations.

New Tax Legislation

   In December 1999, President Clinton signed into law the Tax Relief Extension Act of 1999, which contains all but one of the provisions of the so-called REIT Modernization Act (the "Act"). The Act contains several provisions which, when effective, will (i) permit a REIT to own up to one hundred percent (100%) of the stock of a new type of entity known as the "Taxable REIT Subsidiary", (ii) prohibit a REIT from owning more than ten percent (10%) of the vote or value of the securities of a non-REIT subchapter C Corporation (other than securities of a Taxable REIT Subsidiary, certain debt securities, and securities of grandfathered entities described below), (iii) reduce the REIT distribution requirement from ninety-five percent (95%) to ninety percent (90%), and (iv) change the measurement of the REIT fifteen percent (15%) personal property rule from adjusted tax basis to fair market value. The new provisions will be effective in taxable years beginning after December 31, 2000.

  (i) The Taxable REIT Subsidiary.

   Effective in taxable years beginning after December 31, 2000, REITs will be permitted to own as much as 100% of the stock of "Taxable REIT Subsidiaries" ("TRS"). A TRS is a taxable subchapter C Corporation which elects to be subject to the TRS rules. A subchapter C Corporation making a TRS election will be permitted to provide services to REIT tenants, including non-customary services, and other third parties without tainting the rents a REIT receives from such tenants (and will be permitted to undertake any other activity which, under existing law, the so-called "preferred stock taxable subsidiary" is permitted to undertake).

   Under the Act, no more than twenty percent (20%) of the fair market value of a REIT's gross assets may be securities of a TRS. In addition, the stock of a TRS, like stock of any other subchapter C Corporation, will not constitute a qualified asset under the existing 75% of Assets Test and dividends a REIT receives from a TRS will not qualify for the 75% of Income Test (but will qualify for the 95% of Income Test). Current law restricts a REIT from owning more than five percent (5%) of its assets in the securities of a single issuer but, under the Act, this five percent (5%) limitation will not apply to a REIT's ownership of a TRS. Further, the 10% vote or value restriction (as described below) will not apply to a REIT's interest in a TRS.

   Payments from a TRS for space rented from a REIT will qualify under the 75% and 95% of Income Tests if (i) the TRS rents no more than ten percent (10%) of the leased space of the property, and (ii) the TRS pays substantially the same rents for similar space as the non-related parties leasing the same property. A TRS will be permitted to deduct interest payments made to its affiliated REIT but only if (i) the TRS has a debt to equity ratio (defined as the aggregate tax basis of its assets reduced by such debt) of less than 1.5 to 1, or (ii) half of the TRS' net income (before deducting interest, net operating losses and depreciation) is greater than its net interest expense. The Act will impose a 100% excise tax to the extent any transaction between a TRS and its affiliated REIT (or that REITs tenants) is not conducted on an arms-length basis.

  (ii) 10% Vote or Value Restriction.

   The Act will prohibit a REIT from owning (at the end of each quarter) more than ten percent (10%) of the vote or value of the securities of a non-REIT subchapter C corporation (the "10% Limitation"). However, the 10% limitation will not apply to (i) any TRS securities, (ii) straight debt securities owned by a REIT (and any of its TRS), (iii) mortgages from a REIT to its TRS, and
(iv) certain arrangements in place on July 12, 1999.

                              REPURCHASE STRATEGY

   From time to time, the Company may repurchase shares of Common Stock from the open market in order to suit the Company's needs. Through December 31, 1999, the Board of Directors of the Company has authorized the Company to repurchase, and the Company has repurchased, 50,000 shares of Common Stock on the open market.

                                 RISK FACTORS

   An investment in the Company involves various risks, including the risk that an investor can lose capital. There is no guarantee that the Company can successfully implement its business strategy, reach its investment objectives or achieve a positive return for stockholders.

   The various risks the Company faces can be separated into two categories, Operational Risks and Legal and Other Risks. Following are descriptions of several risks in each category.

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

   The Company expects that the net effect of these factors, all other factors being equal, could be to lower the Company's net interest income or cause a net loss during periods of rapidly rising market interest rates, which could negatively impact the level of dividend distributions and reduce the market price of the Common Stock. This reduction in net income, or net loss, could occur in an increasing interest rate environment as a result of interest rate increases in borrowings which are more rapid than interest rate increases on the Company's Mortgage Securities or as a result of periodic and lifetime interest rate caps on the Company's Mortgage Securities. See Operating Policies and Procedures--Asset Acquisition Policy.'

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

   Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "--Taxation of the Company." In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments may be subject to substantial limitations under the REIT Provisions of the Code. In particular, income generated by such instruments is non-qualifying income for purposes of the 75% Gross Income Test and is income from the sale of a security subject to the 30% Gross Income Test. Additionally, the Company will treat such income as non-qualifying income for the 95% Gross Income Test unless it receives advice from its tax advisors that such income constitutes qualifying income for purposes of such test. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997, but such income would still not qualify for the 75% Gross Income Test or, subject to the preceding sentence, the 95% Gross Income Test. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that might otherwise be hedged. The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital). The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

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

   Additionally, the Company is subject to the following Operational Risks:

  . The Company Faces Significant Competition For Mortgage Assets and
    Financing

  . The Company Uses Substantial Leverage and Faces Potential Net Interest and Operating Losses in Connection with Borrowings

  . Increased Levels of Prepayments from Mortgage Assets May Adversely Affect
    Net Interest Income

  . Value of Mortgage Assets May Be Adversely Affected by Defaults on
    Underlying Mortgage Obligations

  . Value of Mortgage Loans May Be Adversely Affected by Characteristics of
    Underlying Property and Borrower Credit and Other Considerations

  . Yields on Subordinated Interests, Interest Only Derivatives and Principal
    Only Derivatives May Be Affected Adversely By Interest Rate Changes

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

Dependence on the Manager and its Personnel for Successful Operations

   The Company is wholly dependent for the selection, structuring and monitoring of its Mortgage Assets and associated borrowings on the diligence and skill of its officers and the officers and employees of the Manager, particularly Lloyd McAdams, Pamela Watson, Heather U. Baines and Evangelos Karagiannis. The Company does not anticipate having employment agreements with its senior officers, or requiring the Manager to employ specific personnel or dedicate employees solely to the Company and there are no restrictions on any competing business activities of such individuals if they are no longer employed by the Manager. The Manager's loss of any key person, particularly Mr. McAdams, would have a material adverse effect on the Company's business, financial condition, cash flows and results of operations.

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

   The Company must also ensure that at the end of each calendar quarter at least 75% of the value of its assets consists of cash, cash items, government securities and Qualified REIT Real Estate Assets, and of the investments in securities not included in the foregoing, the Company does not hold more than 10% of the outstanding voting securities of any one issuer and effective after December 31, 2000, 10% of the value of any one issuer and no more than 5% by value of the Company's assets consists of the securities of any one issuer. (For an exception to the foregoing, see "Federal Income Tax Considerations-- New Tax Legislation.") Failure to comply with any of the foregoing tests requires the Company to dispose of a portion of its assets within 30 days after the end of the calendar quarter or face loss of REIT status and adverse tax consequences. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Asset Tests."

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

   Additionally, the Company is subject to the following Legal and Other
Risks:

  . Failure to Maintain an Exemption from the Investment Company Act Would
    Adversely Affect Results of Operations

  . Interest Rate Fluctuations May Adversely Affect the Market Price of the
    Common Stock

  . Active Formation and Operation of Competing Mortgage REITs May Adversely
    Affect the Market Price of the Common Stock

  . The Company Faces Restrictions on Ownership of the Common Stock

ITEM 2. PROPERTIES

   The Company's office space is provided by the Manager. The office of the Manager is located at 1299 Ocean Avenue, Second Floor, Santa Monica, California.

ITEM 3. LEGAL PROCEEDINGS

   At December 31, 1999 there were no pending legal proceedings to which the Company was a party, or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's stock began trading on March 17, 1998 and is traded on the American Stock Exchange under the trading symbol ANH. As of March 17, 2000, the Company had 2,316,067 shares of common stock outstanding which was held by 18 holders of record and approximately 1,200 beneficial owners.

   The following sets forth, for the periods indicated, the high, low and closing sales prices on a per share of common stock basis, as reported on the American Stock Exchange and the cash dividends per share of common stock.

                                                               Stock Prices
                                                          ----------------------
                                                           High    Low    Close
                                                          ------- ------ -------
   For the quarter ended June 30, 1998...................   9 1/8  7 3/4   8 1/4
   For the quarter ended Sept. 30, 1998..................       8  4 1/4   4 5/8
   For the quarter ended Dec. 31, 1998................... 4 11/16  3 1/8  4 1/16
   For the quarter ended Mar. 31, 1999................... 4 15/16  3 3/4   4 1/2
   For the quarter ended June 30, 1999...................       5  4 1/8 4 15/16
   For the quarter ended Sept. 30, 1999..................   5 1/2 4 9/16   4 7/8
   For the quarter ended Dec. 31, 1999...................   5 1/4  4 1/2   4 1/2

                                             Cash Dividends
                                                Declared
                                               Per Share
                                             --------------
   First quarter ended March 31, 1998......      $0.00 (partial period, 15 days)
   Second quarter ended June 30, 1998......      $0.15
   Third quarter ended September 30, 1998..      $0.10
   Fourth quarter ended December 31, 1998..      $0.12
   First quarter ended March 31, 1999......      $0.12
   Second quarter ended June 30, 1999......      $0.13
   Third quarter ended September 30, 1999..      $0.14
   Fourth quarter ended December 31, 1999..      $0.14

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

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data are derived from the audited financial statements of the Company for the year ended December 31, 1999 and for the period from commencement of operations on March 17, 1998 to December 31, 1998. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

    For the year ended December 31, 1999 and the period from March 17, 1998
            (commencement of operations) through December 31, 1998
                 Dollars in thousands (except per share data)

                                                               For the period
                                                               from March 17,
                                                                    1998
                                                              (commencement of
                                                   For the       operations)
                                                  year ended       through
                                                     1999     December 31, 1998
                                                  ----------  -----------------
STATEMENT OF OPERATIONS DATA
  Days in period.................................        365            290
  Interest and dividend income................... $    9,501     $    8,570
  Interest expense...............................      7,892          7,378
  Net interest income............................      1,609          1,192
  General and administrative expenses (G&A
   expenses).....................................        400            307
  Net income..................................... $    1,209     $      885
  Basic net income per average share............. $     0.53     $     0.38
  Diluted net income per average share........... $     0.53     $     0.38
  Dividends declared per average share........... $     0.53     $     0.37
  Weighted average common shares outstanding.....  2,289,790      2,315,651
BALANCE SHEET DATA AT DECEMBER 31,
  Mortgage backed securities, net................ $  161,488     $  184,245
  Total assets...................................    167,144        199,458
  Repurchase agreements..........................    147,690        170,033
  Total liabilities..............................    150,612        182,216
  Stockholders' equity...........................     16,532         17,242
  Number of common shares outstanding............  2,306,669      2,328,000
OTHER DATA
  Average earnings assets........................ $  169,618     $  181,445
  Average borrowings.............................    149,372        165,496
  Average equity(1)..............................     18,931         18,177
  Yield on interest earning assets for the year
   ended December 31, 1999 and the period ended
   December 31, 1998.............................       5.60%          5.94%
  Cost of funds on interest bearing liabilities
   for the year ended December 31, 1999 and the
   period ended December 31, 1998................       5.28%          5.61%
ANNUALIZED FINANCIAL RATIOS(1)(2)
  Net interest margin (net interest
   income/average assets)........................       0.96%          0.83%
  G&A expenses as a percentage of average
   assets........................................       0.24%          0.21%
  G&A expenses as a percentage of average
   equity........................................       2.11%          2.02%
  Return on average assets.......................       0.71%          0.61%
  Return on average equity.......................       6.38%          5.84%

--------
(1) Average equity excludes fair value adjustment for ARM securities
(2) Each ratio for 1998 has been computed by annualizing the results for the 290-day period ended December 31, 1998

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

FINANCIAL CONDITION

   At December 31, 1999, the Company held total assets of $167 million, consisting of $141 million of ARM securities, $21 million of fixed-rate mortgage-backed securities, $1 million of REIT preferred stock and $4 million of cash equivalents and other receivables. At December 31, 1999, 99% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were new origination 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

   The following table presents a schedule of mortgage backed securities owned at December 31, 1999 and December 31, 1998 classified by type of issuer.

MORTGAGE BACKED SECURITIES BY ISSUER

                                     December 31, 1999      December 31, 1998
                                   ---------------------- ----------------------
                                   Carrying % of Mortgage Carrying % of Mortgage
                                    Value    Securities    Value    Securities
                                   -------- ------------- -------- -------------
                                           (Dollar amounts in thousands)
   Agency.........................
   FNMA........................... $131,758      81.8     $138,935      76.3
   FHLMC..........................   29,405      18.2       43,237      23.7
                                   --------     -----     --------     -----
                                   $161,163     100.0     $182,172     100.0
                                   ========     =====     ========     =====

   The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

MORTGAGE ASSETS BY INDEX/FIXED

                                   December 31, 1999      December 31, 1998
                                 ---------------------- ----------------------
                                 Carrying % of Mortgage Carrying % of Mortgage
            Index/Fixed           Value    Securities    Value    Securities
            -----------          -------- ------------- -------- -------------
                                         (Dollar amounts in thousands)
   Six-month LIBOR.............. $  9,330       5.8     $ 14,656       8.0
   Six-month Certificate of
    Deposit.....................    5,611       3.5        8,461       4.6
   One-year Constant Maturity
    Treasury....................  120,036      74.5      142,459      78.2
   Cost of Funds Index..........    5,615       3.5        6,545       3.6
   Fixed........................   20,570      12.7       10,051       5.6
                                 --------     -----     --------     -----
                                 $161,162     100.0     $182,172     100.0
                                 ========     =====     ========     =====

   The Mortgage Assets portfolio had a weighted average coupon of 5.93% and 6.85% at December 31, 1999 and December 31, 1998, respectively. The weighted average three-month constant prepayment rate ("CPR") of the Company's MBS portfolio was 14.7% and 31.1% as of December 31, 1999 and December 31, 1998, respectively. At December 31, 1999 and December 31, 1998, respectively, the unamortized net premium paid for the mortgage-backed securities was $3.5 million and $4.6 million.

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

   The fair value of the Company's portfolio of ARM securities classified as available-for-sale was $2.4 million less than the amortized cost of the securities, resulting in a negative adjustment of 1.43% of the amortized cost of the portfolio as of December 31, 1999. This price decline reflects the possibility of increased future prepayments, which would have the effect of shortening the average life of the Company's ARM securities and decreasing their yield and market value.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1999

   For the year ended December 31, 1999, the Company's net income was $1,209,000, or $0.53 per share (basic and diluted EPS), based on an average of 2,289,790 shares outstanding. Net interest income for the year totaled $1,609,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the year ended December 31, 1999, the Company incurred general and administrative expenses of $400,000, consisting operating expense of $225,000 and a base management fee of $175,000.

   By comparison, the Company's net income was $885,000 during its initial 290-day period of operation in 1998. On an annualized basis, the Company's 1998 net income was $1,114,000. The primary reason for the increase in the Company's profitability in 1999 over 1998 was the leveling off of interest rates resulting in decreased refinancing activity which in turn lead to slower prepayments of the Company's Mortgage Assets.

   The Company's annual return on average equity was 6.38% for the year ended December 31, 1999; this compares favorably to the 1998 figure of 5.84%. The table below shows the annualized components of return on average equity.

ANNUALIZED COMPONENTS OF RETURN ON AVERAGE EQUITY(/1/)

                         Net Interest  G&A Expense/ Net Income/
                         Income/Equity    Equity      Equity
                         ------------- ------------ -----------
For the year ended
 December 31, 1999......     8.49%        2.11%        6.38%
For the period ended
 December 31, 1998......     7.86%        2.02%        5.84%

--------
(1) Average equity excludes unrealized gain (loss) on available-for-sale securities.

   The following table shows the Company's average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                                                    Annualized
                                                                     Yield on
                                      Average                        Average   Annualized
                                     Amortized           Yield on   Amortized   Yield on  Dividend
                           Average    Cost of  Average    Average    Cost of    Average     and
                            Cash     Mortgage  Earning     Cash      Mortgage   Earning   Interest
                         Equivalents  Assets    Assets  Equivalents   Assets     Assets    Income
                         ----------- --------- -------- ----------- ---------- ---------- --------
                                               (dollar amounts in thousands)
For the year ended
 December 31, 1999......   $6,452    $156,715  $163,167    4.99%       5.86%      5.82%    $9,501
For the period ended
 December 31, 1998......   $6,647    $174,798  $181,445    5.65%       6.04%      5.94%    $8,570

   The table below shows the Company's average borrowed funds and annualized average cost of funds as compared to average one- and average three-month LIBOR.

                                                                     Average    Average     Average
                                                                    One-month   Cost of     Cost of
                                                                      LIBOR      Funds       Funds
                                                   Average Average  Relative    Relative   Relative
                         Average           Average  One-   Three-  to Average  to Average to Average
                         Borrowed Interest Cost of  Month   Month  Three-month One-month  Three-month
                          Funds   Expense   Funds   LIBOR   LIBOR     LIBOR      LIBOR       LIBOR
                         -------- -------- ------- ------- ------- ----------- ---------- ----------- ---
                                                (dollar amounts in thousands)
For the year ended Dec.
 31, 1999............... $149,372  $7,892   5.28%   5.25%   5.42%     -0.17%     +0.03%      -0.14%
For the period ended
 Dec. 31, 1998.......... $165,496  $7,378   5.61%   5.55%   5.54%     +0.01%     +0.06%      +0.07%

   For the year ended December 31, 1999, the yield on the Company's total assets, including the impact of the amortization of premiums and discounts, was 5.82%. For 1998 this figure was, on an annualized basis, 5.94%. The Company's weighted average cost of funds for the year ended December 31, 1999, was 5.28% versus 5.61% for the period ended December 31, 1998.

   The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

   In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the year ended December 31, 1999, the Company's annualized return on common equity was 6.38%. The ten-year U.S. Treasury rate for the corresponding period was 5.63%, which would dictate a 6.63% hurdle rate. As a result, the Manager earned no performance fee. In 1998 the Manager earned $2,000 as a result of the quarterly calculation of incentive management fee.

   Beginning in calendar year 1999, the quarterly Incentive Management Compensation will be subject to annual reconciliation so that the Incentive Management Compensation is based on the Manager's performance for a calendar year rather than a quarter-by-quarter basis.

   The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                              Management Fee &
                            Other Expenses/Total   Performance          Total G&A
                                   Assets        Fee/Total Assets Expenses/Total Assets
                            -------------------- ---------------- ---------------------
   For the year ended
    December 31, 1999......         0.24%              0.00%              0.24%
   For the peiod ended
    December 31, 1998......         0.21%              0.00%              0.21%

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

   The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At December 31, 1999, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing only Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

   On December 17, 1999 the Company declared a dividend of $0.14 per share payable on January 18, 2000 to holders of record as of January 3, 2000. In total, the Company distributed $1,212,950 in dividends during the year ended December 31, 1999 and $861,360 in dividends for the period ended December 31, 1998.

   The following table shows the quarterly dividends since inception.

                                             Cash Dividends
                                                Declared
                                               Per Share
                                             --------------
   First quarter ended March 31, 1998......      $0.00 (partial period, 15 days)
   Second quarter ended June 30, 1998......      $0.15
   Third quarter ended September 30, 1998..      $0.10
   Fourth quarter ended December 31, 1998..      $0.12
   First quarter ended March 31, 1999......      $0.12
   Second quarter ended June 30, 1999......      $0.13
   Third quarter ended September 30, 1999..      $0.14
   Fourth quarter ended December 31, 1999..      $0.14

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of funds for the year ended December 31, 1999 consisted of reverse repurchase agreements, which totaled $148 million at December 31, 1999. The Company's other significant source of funds for the period ended December 31, 1999 consisted of payments of principal and interest from its Mortgage Assets portfolio in the amount of $53.6 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

   The borrowings incurred during the year ended December 31, 1999 had an annual average interest cost during the period of 5.28%. As of December 31, 1999, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year and an average maturity of 67 days. The Company has borrowing arrangements with twelve different financial institutions and on December 31, 1999, had borrowed funds under reverse repurchase agreements with nine of these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. During the year ended December 31, 1999, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

   The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 1999 was $16.5 million, or $7.17 per share. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 1999 would have been $18.9 million, or $8.19 per share.

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

   Unrealized changes in the fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(2.4) million, or (1.43)% of the amortized cost of mortgage assets at December 31, 1999.

EFFECTS OF INTEREST RATE CHANGES

   The Company has invested in adjustable-rate mortgage securities and fixed rate mortgage securities. Adjustable-rate mortgage assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage security's interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. The Company borrowings will not be subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on its borrowings could increase without limitation by caps, while the interest rates on its mortgage assets could be so limited. This problem would be magnified to the extent the Company acquires mortgage assets that are not fully indexed. Further, some adjustable-rate mortgage assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. This could result in receipt by the Company of less cash income on its adjustable-rate mortgage assets than is required to pay interest on the related borrowings. These factors could lower the Company's net interest income or cause a net loss during periods of rising interest rates, which would negatively impact the Company's liquidity and its ability to make distributions to stockholders.

   Fixed rate mortgage securities pay a fixed rate of interest. Fixed rate mortgage securities are not subject to the same types of limitations as described above for adjustable rate mortgage securities but are subject to prepayment risk and are more price sensitive to changes in the general level of interest rates than are adjustable rate mortgage securities.

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

OTHER MATTERS

   As of December 31, 1999, the Company calculates its Qualified REIT Assets, as defined in the Code, to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 1999 revenue for the year ended December 31, 1999 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 1999, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

INFLATION

   Virtually all of the Company's assets and liabilities are financial in nature. As a result, interest rates and other factors drive the Company's performance far more than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. The Company's financial statements are prepared in accordance with generally accepted accounting principles (GAAP) and the Company's dividends are determined by the Company's net income as calculated for tax purposes; in each case, the Company's activities and balance sheet are measured with reference to historical cost or fair market value without considering inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements of the Company and the related notes, together with the Reports of Independent Accountants thereon, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On September 23, 1999, McGladrey & Pullen, LLP (McGladrey) resigned as independent auditors of the Company. McGladrey resigned pursuant to their agreement to sell their investment management practice to PricewaterhouseCoopers LLP (PwC). Three partners and twenty-two professionals, including the partner and staff previously serving the Company, have joined PwC.

   The report of McGladrey on the financial statements of the Company for the past fiscal year did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The Company's past fiscal period ended December 31, 1998 was the Company's initial period of operation.

   During the Company's most recent fiscal year and subsequent interim period preceding the termination of McGladrey, there were no disagreements with McGladrey on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey would have caused it to make reference to the subject matter of disagreement in connection with its report.

   None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K occurred with respect to the Company during the Company's most recent fiscal year and the subsequent interim period preceding the termination of McGladrey.

   On September 20, 1999, the Company, with the approval of its Board of Directors and its Audit Committee, engaged PwC as its independent auditors.

   During the Company's most recent fiscal year and the subsequent interim period preceding the engagement of PwC, neither the Company nor anyone of its behalf consulted PwC regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item is incorporated by reference to the information set forth under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1999, pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

   Information required by this item is incorporated by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1999, pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item is incorporated by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1999, pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

   Information required by this item is incorporated by reference to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Anworth's definitive proxy statement proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 1999, pursuant to Regulation 14A.

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

      10.3 Form of Dividend Reinvestment and Stock Purchase Plan
    (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-87555) filed with the Securities and Exchange Commission on September 22, 1999.).

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

   "LIBOR" means London-Inter-Bank Offered Rate.

   "Limited Investment Assets" means Mortgage Assets that are less than Primary, including (i) Mortgage Loans, (ii) Pass-Through Certificates and CMOs which are not Primary but are backed by single-family residential mortgage loans, (iii) Pass-Through Certificates and CMOs backed by loans on commercial, multi-family or other real estate-related properties if they are at least "Investment Grade" and (iv) Other Mortgage Securities. Limited Investment Assets may not comprise more than 30% of the Company's total assets.

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

   "PIA" means Pacific Income Advisers, Inc., a Delaware corporation.

   "Primary" means securities which are either (i) rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or (ii) unrated Mortgage Loans or mortgage securities that are rated at least Investment Grade by at least one nationally recognized statistical rating organization.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Dated: March 30, 2000                        ANWORTH MORTGAGE ASSET CORPORATION

                                          By:      /s/ Lloyd McAdams
                                            ___________________________________
                                                      Lloyd McAdams,
                                                  Chief Executive Officer

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

             Signature                         Capacity                   Date
             ---------                         --------                   ----

        /s/ Lloyd McAdams            Chairman of the Board, Chief    March 30, 2000
____________________________________ Executive Officer and
           Lloyd McAdams             Director (Principal
                                     Executive Officer)

      /s/ Pamela J. Watson           Chief Financial Officer         March 30, 2000
____________________________________ (Principal Financial and
          Pamela J. Watson           Accounting Officer)

        /s/ Joe E. Davis             Director                        March 30, 2000
____________________________________
            Joe E. Davis

      /s/ Charles H. Black           Director                        March 30, 2000
____________________________________
          Charles H. Black

                       ANWORTH MORTGAGE ASSET CORPORATION

          FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                               December 31, 1999

                       ANWORTH MORTGAGE ASSET CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT ACCOUNTANTS......................................... F-2
FINANCIAL STATEMENTS:
  Balance Sheets--December 31, 1999 and 1998............................... F-4
  Statements of Operations for the year ended December 31, 1999 and for the period from March 17, 1998 (commencement of operations) through December
   31, 1998................................................................ F-5
  Statements of Stockholders' Equity for the year ended December 31, 1999 and for the period from March 17, 1998 (commencement of operations)
   through December 31, 1998............................................... F-6
  Statements of Cash Flows for the year ended December 31, 1999 and for the period from March 17, 1998 (commencement of operations) through December
   31, 1998................................................................ F-7
  Notes to Financial Statements............................................ F-8

                      REPORTS OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Anworth Mortgage Asset Corporation

   In our opinion, the accompanying balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Los Angeles, California
January 10, 2000

To the Board of Directors and Shareholders
Anworth Mortgage Asset Corporation

   We have audited the accompanying balance sheet of Anworth Mortgage Asset Corporation as of December 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the period from March 17, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation as of December 31, 1998 and the results of its operations and its cash flows for the period March 17, 1998 (commencement of operations) to December 31 1998 in conformity with generally accepted accounting principles.

McGladrey & Pullen, LLP

New York, New York
January 9, 1999

                       ANWORTH MORTGAGE ASSET CORPORATION

                                 BALANCE SHEETS

                                                           December 31
                                                        ------------------
                                                          1999      1998
                                                        --------  --------
                                                           (amounts in
                                                           thousands)
                        ASSETS
                        ------
  Mortgage backed securities (Notes 2, 3 and 6)........ $161,488  $184,245
  Other marketable securities (Notes 2 and 6)..........    1,193       488
  Cash and cash equivalents (Note 2)...................    3,303    13,299
  Accrued interest receivable..........................    1,111     1,411
  Prepaid expenses and other...........................       49        15
                                                        --------  --------
                                                        $167,144  $199,458
                                                        ========  ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Liabilities
  Reverse repurchase agreements (Note 3)............... $147,690  $170,033
  Payable for purchase of mortgage-backed securities...      --     10,047
  Accrued interest payable.............................    2,445     1,799
  Dividends payable....................................      323       279
  Accrued expenses and other...........................      154        58
                                                        --------  --------
                                                         150,612   182,216
                                                        --------  --------

Stockholders' Equity

  Preferred stock, par value $.01 per share; authorized
   20,000,000 shares; no shares issued and
   outstanding.........................................      --        --
  Common stock; par value $.01 per share; authorized
   100,000,000 shares; 2,356,669 and 2,328,000 issued
   and 2,306,669 and 2,328,000 outstanding
   respectively........................................       23        23
  Additional paid in capital...........................   19,070    18,971
  Accumulated other comprehensive income, unrealized
   gain (loss) on available for sale securities (Note
   2)..................................................   (2,351)   (1,775)
  Retained earnings....................................       19        23
  Treasury stock at cost (50,000 and 0 shares,
   respectively).......................................     (229)      --
                                                        --------  --------
                                                          16,532    17,242
                                                        --------  --------
                                                        $167,144  $199,458
                                                        ========  ========

                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF OPERATIONS

                                                             Period from March
                                                                 17, 1998
                                                             (commencement of
                                              Year Ended      operations) to
                                           December 31, 1999 December 31, 1998
                                           ----------------- -----------------
                                            (amounts in thousands except per
                                                       share data)
Interest and dividend income, net of
 amortization of premium and discount.....      $9,501            $8,570
Interest expense..........................       7,892             7,378
                                                ------            ------
Net interest income.......................      $1,609            $1,192
Expenses: (Note 6)
  Management fee..........................         175               144
  Incentive fee...........................         --                  2
  Other expense...........................         225               161
                                                ------            ------
Net Income................................      $1,209            $  885
                                                ======            ======
Basic and diluted earnings per share......      $ 0.53            $ 0.38
                                                ======            ======
Dividends declared per share..............      $ 0.53            $ 0.37
                                                ======            ======
Weighted average number of shares
 outstanding..............................       2,290             2,316
                                                ======            ======


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

  Period from March 17, 1998 (commencement of operations) to December 31, 1998 and year ended December 31, 1999

                                 Common
                         Common  Stock  Additional Accum. Other
                         Stock    Par    Paid-in   Comprehensive Retained Treasury Comprehensive
                         Shares  Value   Capital   Income (Loss) Earnings  Stock   Income (Loss)  Total
                         ------  ------ ---------- ------------- -------- -------- ------------- -------
                                          (amounts in thousands except per share data)
Balance, March 17,
 1998...................     0    $--    $     1                     --                          $     1
 Issuance of common
  stock................. 2,328      23    18,970                                                  18,993
 Available-for-sale
  securities,
  Fair value
  adjustment............                               (1,775)                         (1,775)    (1,775)
 Net income.............                                             884                  884        884
                                                                                      -------
Other comprehensive
 income (loss)..........                                                              $  (891)
                                                                                      =======
 Dividends declared--
  $0.37
  per share.............                                            (861)                           (861)
                         -----    ----   -------      -------     ------   -----                 -------
Balance, December 31,
 1998................... 2,328    $ 23   $18,971      $(1,775)    $   23   $   0                 $17,242
 Issuance of common
  stock.................    29       0        99                                                      99
 Available-for-sale
  securities,
  Fair value
  adjustment............                                 (576)                           (576)      (576)
 Net income.............                                           1,209                1,209      1,209
                                                                                      -------
Other comprehensive
 income (loss)..........                                                              $   633
                                                                                      =======
Repurchase of common
 stock..................   (50)      0                                      (229)                   (229)
 Dividends declared--
  $0.53
  per share.............                                          (1,213)                         (1,213)
                         -----    ----   -------      -------     ------   -----                 -------
Balance, December 31,
 1999................... 2,307    $ 23   $19,070      $(2,351)    $   19   $(229)                $16,532
                         =====    ====   =======      =======     ======   =====                 =======



                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                               Period from March
                                                                   17, 1998
                                                   Year ended    (commencement
                                                  December 31, of operations) to
                                                      1999     December 31, 1998
                                                  ------------ -----------------
                                                  (dollar amounts in thousands)
Cash flows from operating activities:
  Net income....................................    $  1,209       $     885
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Amortization................................       1,468           1,489
    Decrease (increase) in accrued interest
     receivable.................................         300          (1,411)
    Decrease (increase) in prepaid expenses and
     other......................................         (34)            (15)
    Increase (decrease) in accrued interest
     payable....................................         646           1,799
    Increase (decrease) in accrued expenses and
     other......................................          96              58
                                                    --------       ---------
      Net cash provided by operating
       activities...............................       3,685           2,805

Cash flows from investing activities:
  Available-for-sale securities:
    Purchases...................................     (43,658)       (231,361)
    Principal payments..........................      53,619          53,409
                                                    --------       ---------
      Net cash provided by (used in) investing
       activities...............................       9,961        (177,952)

Cash flows from financing activities:
  Net borrowings from reverse repurchase
   agreements...................................     (22,343)        170,033
  Proceeds from common stock issued, net........          99          18,994
  Repurchase of common stock....................        (229)            --
  Dividends paid................................      (1,169)           (582)
                                                    --------       ---------
      Net cash provided by (used in) financing
       activities...............................     (23,642)        188,445
                                                    --------       ---------
  Net increase (decrease) in cash and cash
   equivalents..................................      (9,996)         13,298
  Cash and cash equivalents, beginning of
   period.......................................      13,299               1
                                                    --------       ---------
  Cash and cash equivalents, end of period......    $  3,303       $  13,299
                                                    ========       =========

Supplemental Disclosure of Cash Flow Information
  Cash paid for interest........................    $  7,246       $   5,579

Supplemental Disclosure of Investing and
 Financing Activities
  Mortgage securities purchased, not yet
   settled......................................    $    --        $  10,047

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

CREDIT RISK

   At December 31, 1999 the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA mortgage backed securities are guaranteed by those respective agencies. At December 31, 1999, because of the government agencies' guarantee, all of the Company's mortgage backed securities have an implied "AAA" rating.

INCOME TAXES

   The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company is not subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

EARNINGS PER SHARE (EPS)

   Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common

                       ANWORTH MORTGAGE ASSET CORPORATION
stock equivalents unless the effect is to reduce a loss or increase in the income per share. Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal years beginning after December 15, 2000. SFAS No. 133 established a framework of accounting rules that standardize accounting for all derivative instruments. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. The Company has not yet acquired any derivative instruments.

NOTE 2. SECURITIES

   The following table summarizes the Company's mortgage backed securities (excluding paydowns receivable balances of $325,000 for 1999 and $2,073,000 for 1998) classified as available-for-sale as of December 31, 1999 and 1998, which are carried at their fair value ($000's):

                                                      December 31, 1999
                                               --------------------------------
                                                 Federal     Federal
                                                Home Loan   National    Total
                                                Mortgage    Mortgage     MBS
                                               Corporation Association  Assets
                                               ----------- ----------- --------
     Amortized Cost...........................   $29,741    $133,612   $163,353
     Unrealized gains.........................        41         101        142
     Unrealized losses........................      (377)     (1,955)    (2,332)
                                                 -------    --------   --------
     Fair value...............................   $29,405    $131,758   $161,163
                                                 =======    ========   ========

                                                      December 31, 1998
                                               --------------------------------
                                                 Federal     Federal
                                                Home Loan   National    Total
                                                Mortgage    Mortgage     MBS
                                               Corporation Association  Assets
                                               ----------- ----------- --------
     Amortized Cost...........................   $43,643    $140,327   $183,970
     Unrealized gains.........................        80          76        156
     Unrealized losses........................      (486)     (1,468)    (1,954)
                                                 -------    --------   --------
     Fair value...............................   $43,237    $138,935   $182,172
                                                 =======    ========   ========

                      ANWORTH MORTGAGE ASSET CORPORATION

   In addition, at December 31, 1999 the Company held a position in preferred stock of a mortgage REIT, valued at $1,193,000. The following table summarizes the Company's securities as of December 31, 1999 and 1998 at their fair value ($000's):

                                                        December 31, 1999
                                                   ----------------------------
                                                               REIT
                                                             Preferred
                                                     MBS       Stock    Total
                                                   --------  --------- --------
     Amortized Cost............................... $163,353   $1,355   $164,708
     Unrealized gains.............................      142        0        142
     Unrealized losses............................   (2,332)    (162)    (2,494)
                                                   --------   ------   --------
     Estimated fair value......................... $161,163   $1,193   $162,356
                                                   ========   ======   ========

                                                        December 31, 1998
                                                   ----------------------------
                                                               REIT
                                                             Preferred
                                                     MBS       Stock    Total
                                                   --------  --------- --------
     Amortized Cost............................... $183,970    $464    $184,434
     Unrealized gains.............................      156      24         180
     Unrealized losses............................   (1,954)      0      (1,954)
                                                   --------    ----    --------
     Estimated fair value......................... $182,172    $488    $182,660
                                                   ========    ====    ========

NOTE 3. REVERSE REPURCHASE AGREEMENTS

   The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). These agreements are collateralized by mortgage backed securities with a fair value of $161,163,000.

   At December 31, 1999, the repurchase agreements had a weighted average interest rate of 5.77%, an average maturity of 67 days and the following remaining maturities (amounts in thousands):

       Within 59 days.................................................. $ 82,036
       60 to 89 days...................................................   22,092
       90 to 119 days..................................................   13,369
       Over 120 days...................................................   30,193
                                                                        --------
                                                                        $147,690
                                                                        ========

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

                      ANWORTH MORTGAGE ASSET CORPORATION

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

   During the year ended December 31, 1999, the Company declared dividends to stockholders totaling $0.53 per share, of which $0.39 has been paid and $0.14 is payable on January 18, 2000. During the period ended December 31, 1998 the Company declared dividends to stockholders of $0.37 per share, of which $0.25 was paid during 1998 and $0.12 was paid on January 14, 1999. For Federal income tax purposes such dividends are ordinary income to the Company's stockholders.

   Late in 1998 the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. During 1999 the Company completed this repurchase at an average cost of $4.58 per share.

   In September of 1999 the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company's common stock and to reinvest dividends in additional shares of the Company's common stock. During 1999, the Company raised equity capital of $99,000 as a result of this plan.

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

   For the period ended December 31, 1999, the Company paid the Manager $175,000 in base management fees and for the period from March 17, 1998 (commencement of operations) to December 31, 1998, the Company paid the Manager $144,000 in base management fees and $2,000 in incentive management fee.

                      ANWORTH MORTGAGE ASSET CORPORATION

NOTE 7. STOCK OPTION PLAN

   The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's common stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. For these options, those granted to officers become exercisable over a three year period following their date of grant, while those granted to directors become exercisable six months after their date of grant. During the year ended December 31, 1999, the Company granted an additional 50,000 options at an exercise price of $4.60 and 12,500 DER's. These options become exercisable three years after the date of grant. All options granted expire ten years after the date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the average market price of the stock exceeds the effective strike price of the options. Since inception, the Company has recorded $5,000 in compensation expense related to the DER's.

   The Company adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for grants under the Stock Option Plan. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model:

                                                             1999       1998
                                                          ----------  --------
     Net income--as reported............................. $1,209,000  $885,000
     Net income--pro forma............................... $1,115,000  $811,000
     Basic and diluted earnings per share--as reported... $     0.53  $   0.38
     Basic and diluted earnings per share--pro forma..... $     0.49  $   0.35
     Assumptions:
       Dividend yield....................................         10%       10%
       Expected volatility...............................         35%       35%
       Risk-free interest rate...........................        6.6%      5.5%
       Expected lives....................................    7 years   7 years

   The fair value of options granted during 1999 was $1.75 per share. The fair value of the options granted during 1998 was $1.90.

                       ANWORTH MORTGAGE ASSET CORPORATION

NOTE 8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

                                              For the year ended December 31,
                                                           1999
                                            -----------------------------------
                                               First    Second   Third  Fourth
                                              Quarter   Quarter Quarter Quarter
                                            ----------- ------- ------- -------
                                               (amounts in thousands except
                                                      per share data)
Interest and dividend income...............   $2,404    $2,211  $2,349  $2,537
Interest expense...........................    2,036     1,816   1,921   2,119
                                              ------    ------  ------  ------
Net interest income........................      368       395     428     418
Expenses...................................       90        94     114     102
                                              ------    ------  ------  ------
Net Income.................................   $  278    $  301  $  314  $  316
                                              ======    ======  ======  ======
Basic and diluted earnings per share.......   $ 0.12    $ 0.13  $ 0.14  $ 0.14
                                              ======    ======  ======  ======
Average number of shares outstanding.......    2,320     2,279   2,278   2,283
                                              ======    ======  ======  ======

   For the period from March 17, 1998 (commencement of operations) to December
31, 1998:

                                               First    Second   Third  Fourth
                                            Quarter (A) Quarter Quarter Quarter
                                            ----------- ------- ------- -------
Interest and dividend income...............   $   74    $2,799  $2,978  $2,719
Interest expense...........................       42     2,318   2,611   2,407
Net interest income........................       32       481     367     312
Expenses...................................       15       124     123      45
Net Income.................................   $   17    $  357  $  244  $  267
Basic and diluted earnings per share.......   $ 0.01    $ 0.15  $ 0.10  $ 0.12
Average number of shares outstanding.......    2,200     2,310   2,328   2,328

--------
(A) The Company commenced operations on March 17, 1998

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

   10.2 Form of 1997 Stock Option and Awards Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11(Registration No. 333-87555) filed with the Securities and Exchange Commission on December 12, 1997.).

   10.3 Form of Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration 333-38641) filed with the Securities and Exchange Commission on September 22, 1999.).

   27 Financial Data Schedule