Form 10-Q
period 2000-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2000-05-11
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                 FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

As of March 31, 2000, 2,316,067 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ______________________

================================================================================

                                 INDEX
                                 -----


Part I.      Financial Information                                                                           Page
-------      ---------------------                                                                           ----
Item 1.      Financial Statements

             Balance Sheets at March 31, 2000 and December 31, 1999........................................    3

             Statements of Operations for the three months ended March 31, 2000 and March 31, 1999.........    4

             Statement of Stockholders' Equity for the three months ended March 31, 2000...................    5

             Statements of Cash Flows for the three months ended March 31, 2000 and March 31, 1999.........    6

             Notes to the Financial Statements.............................................................    7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.........   11


Part II.     Other Information
--------     -----------------

Item 1.      Legal Proceedings.............................................................................   19

Item 2.      Changes in Securities........................................................................    19

Item 3.      Defaults upon Senior Securities..............................................................    19

Item 4.      Submission of Matters to a Vote of Security Holders..........................................    19

Item 5.      Other Information............................................................................    20

Item 6.      Exhibits and Reports on Form 8-K.............................................................    20

Signatures................................................................................................    20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Item 1.  Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
  (Amounts in thousands)

                                                                          March 31, 2000       December 31, 1999
                                                                         -----------------    -------------------
                                                                            (unaudited)
Assets
  Mortgage backed securities                                                $ 155,217              $ 161,488
  Other marketable securities                                                   1,256                  1,193
  Cash and cash equivalents                                                     4,693                  3,303
  Accrued interest and dividends receivable                                     1,122                  1,111
  Prepaid expenses and other                                                        8                     49
                                                                            ---------              ---------
                                                                            $ 162,296              $ 167,144
                                                                            =========              =========
Liabilities and Stockholders' Equity

Liabilities
  Reverse repurchase agreements                                             $ 143,555              $ 147,690
  Accrued interest payable                                                      2,315                  2,445
  Dividends payable                                                               348                    323
  Accrued expenses and other                                                       68                    154
                                                                            ---------              ---------
                                                                              146,286                150,612
                                                                            ---------              ---------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                               -                      -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares; 2,366,067 and
    2,356,669 issued and 2,316,067 and 2,306,669
    outstanding respectively                                                       24                     23
  Additional paid in capital                                                   19,093                 19,070
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                               (2,943)                (2,351)
  Retained earnings                                                                65                     19
  Treasury stock at cost (50,000 shares)                                         (229)                  (229)
                                                                            ---------              ---------
                                                                               16,010                 16,532
                                                                            ---------              ---------
                                                                            $ 162,296              $ 167,144
                                                                            =========              =========

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Operations (unaudited)
(Amounts in thousands, except per share data)

                                                                           For the three months ended March 31,
                                                                             2000                     1999
Interest and dividend income net of
  amortization of premium and discount                                     $ 2,627                   $ 2,404
Interest expense                                                             2,132                     2,036
                                                                           -------                   -------
Net interest income                                                        $   495                   $   368

Expenses:
  Management fee                                                                41                        44
  Incentive fee                                                                  1                         -
  Other expense                                                                 60                        46
                                                                           -------                   -------
Net Income                                                                 $   393                   $   278
                                                                           =======                   =======
Basic and diluted earnings per share                                       $  0.17                   $  0.12
                                                                           =======                   =======
Dividends declared per share                                               $  0.15                   $  0.12
                                                                           =======                   =======
Average number of shares outstanding                                         2,314                     2,320
                                                                           =======                   =======

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity (unaudited)
For the three months ended March 31, 2000
(dollars in thousands)

                                                                                             Accum.
                                                                                             Other
                                               Common         Common       Additional       Compre-
                                                Stock         Stock         Paid-in         hensive       Retained
                                               Shares       Par Value       Capital      Income (Loss)    Earnings
                                           ------------------------------------------------------------------------
Balance, December 31, 1999                     2,307         $   23        $ 19,070       $ (2,351)        $ 19

  Issuance of common stock                         9              1              23
  Available-for-sale securities,
    Fair value adjustment                                                                     (592)
  Net income                                                                                                393

Other comprehensive income (loss)

Repurchase of common stock                       -              -
  Dividends declared-
    $0.15 per share                                                                                        (347)

                                           ------------------------------------------------------------------------
Balance, March 31, 2000                        2,316         $   24        $ 19,093       $ (2,943)        $ 65
                                           =======================================================================



                                                Treasury            Compre-
                                                  Stock             hensive
                                                 at Cost         Income (Loss)    Total
                                               -----------------------------------------
Balance, December 31, 1999                     $   (229)                        $ 16,532

  Issuance of common stock                                                            24
  Available-for-sale securities,
    Fair value adjustment                                           (592)           (592)
  Net income                                                         393             393
                                                               ---------        --------
Other comprehensive income (loss)                              $    (199)
                                                               =========

Repurchase of common stock                                                             -
  Dividends declared-
    $0.15 per share                                   -                             (347)
                                                                                --------
Balance, March 31, 2000                        $   (229)                        $ 16,010
                                                                                ========


ANWORTH MORTGAGE ASSET CORPORATION

Statement of Cash Flows (unaudited)
Amounts in thousands

                                                                                      For the three months ended March 31,

                                                                                     2000                              1999
                                                                                -------------                    --------------
Operating Activities:
  Net income                                                                    $     393                        $      278

  Adjustments to reconcile net income to
  net cash provided by operating activites:
    Amortization                                                                      183                               518
    Decrease (increase) in accrued interest receivable                                 15                               194
    Increase (decrease) in accrued interest payable                                  (130)                             (229)
    Increase (decrease) in accrued expenses and other                                 (70)                               51
                                                                                 --------                        ----------
        Net cash provided by operating activities                                     391                               812


Investing Activities:
  Available-for-sale securities:
    Purchases                                                                        (572)                              (46)
    Principal payments                                                              6,005                            17,981
                                                                                 --------                         ---------
        Net cash provided by investing activities                                   5,433                            17,935


Financing Activities:
  Net borrowings from reverse repurchase agreements                                (4,134)                          (28,713)
  Proceeds from common stock issued, net                                               24                               -
  Repurchase of common stock                                                          -                                (170)
  Dividends paid                                                                     (323)                             (275)
                                                                                 --------                        ----------
        Net used in by financing activities                                        (4,433)                          (29,158)
                                                                                 --------                        ----------
Net increase (decrease) in cash and cash equivalents                                1,391                           (10,411)
Cash and cash equivalents at beginning of period                                    3,302                            13,299
                                                                                 --------                        ----------
Cash and cash equivalents at end of period                                       $  4,693                        $    2,888
                                                                                 ========                        ==========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                                         $  2,622                        $    2,266
                                                                                 ========                        ==========


See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2000

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

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

CREDIT RISK

At March 31, 2000 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At March 31, 2000, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements.

EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. Stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of March 31, 2000, which are carried at their fair value:

                                              Federal                  Federal
                                             Home Loan                National                 Other                Total
                                              Mortgage                Mortgage               Mortgage                MBS
($000's)                                    Corporation              Association            Securities              Assets
-------------------------------------------------------------------------------------------------------------------------------
Amortized Cost                               $27,858                 $129,065                   $501              $157,424
Unrealized gains                                  33                       21                      1                    55
Unrealized losses                               (342)                  (2,488)                                      (2,830)
                                    -------------------------------------------------------------------------------------------
Fair value                                   $27,549                  $126,598                  $502              $154,649
                                    -------------------------------------------------------------------------------------------

In addition, at March 31, 2000 the Company held a position in a preferred stock issued by Thornburg Mortgage Asset Corporation which had a fair value of $1,256,000. The remaining portion of the mortgage backed securities assets consisted of a principal payments receivable of $568,000.

The following table summarizes the Company's securities as of March 31, 2000 at their fair value:

                                                                    Fixed                   REIT
                                                                     Rate                Preferred
($000's)                                      ARMS                   MBS                   Stock                  Total
------------------------------------------------------------------------------------------------------------------------------
Amortized Cost                             $136,173                $21,251                 $1,424               $158,848
Unrealized gains                                 56                                                                   56
Unrealized losses                            (1,779)                (1,052)                  (168)                (2,999)
                                   -------------------------------------------------------------------------------------------
Estimated fair value                       $134,450                $20,199                 $1,256               $155,905
                                   -------------------------------------------------------------------------------------------

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate ("LIBOR"). At March 31, 2000 the Company's reverse repurchase agreements had an average term to maturity of 57 days .

At March 31, 2000, the repurchase agreements had the following remaining maturities:

------------------------------------------------------------------------
     Within 59 days                                      $ 95,487,000
     60 to 89 days                                         24,289,000
     90 to 119 days                                        15,500,000
     Over 120 days                                          8,279,000
                                                         ------------
                                                         $143,555,000
                                                         ------------

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

For the quarters ended March 31, 2000 and March 31, 1999, the Company paid the Manager $41,000 and $44,000, respectively, in base management fee. For the quarter ended March 31, 2000, the Company paid the Manager $1,000 in incentive compensation; the Company paid the Manager no incentive fee for the quarter ended March 31, 1999.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of March 31, 2000, the Company had granted a total of 198,000 options, with strike prices of either $9 per share or $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options will expire ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the effective strike price.

For the quarter ended March 31, 2000, the Company recorded $2,000 in operating expense associated with this plan.


NOTE 6.  SHARE REPURCHASE

In December of 1998, the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. As of March 31, 2000, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

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

FINANCIAL CONDITION

At March 31, 2000, the Company held total assets of $162 million, consisting primarily of $134 million of ARMs, $20 million of fixed-rate mortgage backed securities and $1.3 million of REIT preferred stock. This balance sheet size represents an approximate 5% decrease from the balance sheet size at March 31, 1999. At March 31, 2000, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at March 31, 2000, exclusive of the March 31, 2000 paydown receivable balance of $568,000, classified by type of issuer.

ARM SECURITIES BY ISSUER
(Dollar amounts in thousands)

--------------------------------------------------------------------------------------------
                                                Carrying                      Portfolio
Agency                                           Value                        Percentage
--------------------------------------------------------------------------------------------
FNMA                                             $126,599                       81.9
--------------------------------------------------------------------------------------------
FHLMC                                              27,549                       17.8
--------------------------------------------------------------------------------------------
Private Placement                                     501                        0.3
--------------------------------------------------------------------------------------------
  Total Portfolio                                $154,649                        100
============================================================================================

The following table classifies the Company's portfolio of mortgage backed securities, exclusive of the March 31, 2000 paydown receivable balance of $568,000, by type of interest rate index.

ARM ASSETS BY INDEX
(Dollar amounts in thousands)

---------------------------------------------------------------------------------------
                                            Carrying                        Portfolio
             Index                           Value                          Percentage
---------------------------------------------------------------------------------------
Six-month LIBOR                             $  8,879                           5.7%
---------------------------------------------------------------------------------------
Six-month Certificate of
   Deposit                                     5,035                           3.3%
---------------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                          114,688                          74.1%
---------------------------------------------------------------------------------------
Cost of Funds Index                            5,347                           3.5%
---------------------------------------------------------------------------------------
Fixed rate                                    20,701                          13.4%
---------------------------------------------------------------------------------------
                                            $154,649                         100.0%
=======================================================================================

The ARM portfolio had a weighted average coupon of 7.04% at March 31, 2000. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 12%, 11% and 16%, respectively, for the months of January, February and March 2000. At March 31, 2000 the unamortized net premium paid for the mortgage-backed securities was $3.2 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $2.78 million less than the amortized cost of the securities, resulting in a negative adjustment of 1.76% of the amortized cost of the portfolio as of March 31, 2000. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

The fair value of the Company's REIT preferred stock was $168,000 less than its cost, resulting in a negative adjustment of 11.79% of the cost of the securities as of March 31, 2000. The price decline reflects an increase in interest rates which caused the price of the security to fall.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000

For the quarter ended March 31, 2000, the Company's net income was $393,000, or $0.17 per share (basic and diluted EPS), based on an average of 2,314,000 shares outstanding. Net interest income for the quarter totaled $495,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended March 31, 1999, the Company's net income was $368,000.
The improvement in net income was due primarily to the slowing of prepayments on the Company's MBS, allowing the Company to amortize the premium at which the bonds were purchased over a longer period, as described above.

During the first quarters of 2000 and 1999, the Company incurred operating expenses of $102,000 and $90,000 respectively, consisting in 2000 of a base management fee of $41,000, incentive fee of $1,000 and other operating expenses of $60,000 and in 1999 of a base management fee of $44,000 and other operating expenses of $46,000. The increase in other operating expenses in the first quarter of 2000 versus the first quarter of 1999 was caused by the Company's accrual of compensation expense related to DER's that were issued in April of 1999 as well as increased accruals for general operating expense.

The Company's return on average equity was 2.06% or, on an annualized basis, 8.5%, for the quarter ended March 31, 2000. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY(1)

                                      Net Interest Income/            G&A Expense(2)/              Net Income/
For the Quarter Ended                        Equity                        Equity                     Equity
---------------------------------------------------------------------------------------------------------------
June 30, 1998                               2.52%                          0.65%                       1.87%
---------------------------------------------------------------------------------------------------------------
September 30, 1998                          1.92%                          0.64%                       1.28%
---------------------------------------------------------------------------------------------------------------
December 31, 1998                           1.62%                          0.23%                       1.40%
---------------------------------------------------------------------------------------------------------------
March 31, 1999                              1.94%                          0.47%                       1.46%
---------------------------------------------------------------------------------------------------------------
June 30, 1999                               2.20%                          0.49%                       1.70%
---------------------------------------------------------------------------------------------------------------
September 30, 1999                          2.27%                          0.61%                       1.66%
---------------------------------------------------------------------------------------------------------------
December 31, 1999                           2.21%                          0.54%                       1.67%
---------------------------------------------------------------------------------------------------------------
March 31, 2000                              2.59%                          0.53%                       2.06%
---------------------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.


                                              Average                          Yield on         Yield on       Yield on
                              Average          Daily                            Average      Average Daily     Average    Dividend
                               Daily       Amortized Cost       Average          Daily       Amortized Cost     Daily       and
                               Cash         of Mortgage          Daily           Cash         of Mortgage      Earning    Interest
in thousands                Equivalents        Assets        Earning Assets   Equivalents        Assets         Assets     Income
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                  $6,878           $175,340         $182,218          5.59               6.17       6.14     $2,799
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998             $5,476           $196,014         $201,490          5.56               5.92       5.91     $2,978
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998            $6,736           $187,444         $194,181          5.00               5.62       5.60     $2,717
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999                 $8,384           $170,633         $179,017          4.87               5.40       5.37     $2,404
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                  $6,168           $157,679         $163,846          4.76               5.44       5.41     $2,216
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999             $7,507           $161,379         $168,886          5.15               5.55       5.53     $2,337
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999              $3,751           $162,974         $166,724          5.29               6.10       6.08     $2,536
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000                 $7,507           $163,000         $165,316          4.86               6.38       6.36     $2,627
----------------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

-----------------------------------------------------------------------------------------------------------------------
                                                                                 Average        Average       Average
                                                                                One-month       Cost of       Cost of
                                                                                  LIBOR          Funds         Funds
                        Average               Average    Average    Average      Relative      Relative       Relative
                         Daily                 Daily       One-      Three-     to Average    to Average     to Average
                        Borrowed   Interest   Cost of     Month      Month     Three-month     One-month    Three-month
in thousands             Funds     Expense     Funds      LIBOR      LIBOR        LIBOR          LIBOR         LIBOR
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998           $162,829     $2,318      5.70%      5.66%      5.69%         (0.03)%        0.04%        0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1998       182,954      2,611      5.71%      5.62%      5.62%          0.00%         0.09%        0.09%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1998        174,611      2,407      5.51%      5.36%      5.27%          0.09%         0.15%        0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 1999           157,555      2,036      5.24%      4.95%      5.00%         (0.05)%        0.29%        0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999            144,828      1,816      5.09%      4.96%      5.08%         (0.12)%        0.13%        0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1999       149,183      1,921      5.22%      5.28%      5.44%         (0.16)%       (0.06)%       (0.22)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1999        145,923      2,119      5.89%      5.77%      6.13%         (0.36)%       (0.12)%       (0.24)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2000           144,696      2,132      5.98%      5.93%      6.12%         (0.19)%       (0.05)%       (0.14)%
-----------------------------------------------------------------------------------------------------------------------

For the quarter ended March 31, 2000, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 6.36%. The Company's weighted average cost of funds at March 31, 2000 was 5.95%.

In general, the Company's operating margin can be estimated from the tables above by comparing the yield on average earning assets to the average daily cost of funds. The table below summarizes this operating margin.

------------------------------------------------------------------------------------
                                Yield on
                                 Average             Average
                                  Daily               Daily              Average
                                 Earning             Cost of            Operating
                                 Assets               Funds              Margin
------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                   6.14%               5.70%               0.44%
------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998              5.91%               5.71%               0.20%
------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998             5.60%               5.51%               0.09%
------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999                  5.37%               5.24%               0.13%
------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                   5.41%               5.09%               0.32%
------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999              5.53%               5.22%               0.31%
------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999               6.08%               5.89%               0.19%
------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000                  6.36%               5.98%               0.38%
------------------------------------------------------------------------------------

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 2000, the Manager earned $1,000 in incentive fee. During the first quarter of 2000, the Company's return on stockholder's investment was 1.9% or, on an annualized basis, 7.6%. The ten-year U.S. Treasury rate for the corresponding period was 6.5%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

------------------------------------------------------------------------------------------------------------
                          Management Fee & Other
For The                        Expenses/                   Performance Fee/               Total G&A Expenses/
Quarter Ended                Total Assets                    Total Assets                    Total Assets
------------------------------------------------------------------------------------------------------------
Jun 30, 1998                    0.23%                           0.00%                           0.23%
------------------------------------------------------------------------------------------------------------
Sep 30, 1998                    0.24%                           0.00%                           0.24%
------------------------------------------------------------------------------------------------------------
Dec 31, 1998                    0.09%                           0.00%                           0.09%
------------------------------------------------------------------------------------------------------------
Mar 31, 1999                    0.21%                           0.00%                           0.21%
------------------------------------------------------------------------------------------------------------
Jun 30, 1999                    0.21%                           0.00%                           0.21%
------------------------------------------------------------------------------------------------------------
Sep 30, 1999                    0.27%                           0.00%                           0.27%
------------------------------------------------------------------------------------------------------------
Dec 31, 1999                    0.24%                           0.00%                           0.24%
------------------------------------------------------------------------------------------------------------
Mar 31, 2000                    0.25%                           0.00%                           0.25%
------------------------------------------------------------------------------------------------------------

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

The Company has not experienced credit losses on its portfolio of mortgage backed securities to date, but losses may be experienced in the future. At March 31, 2000, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On March 21, 2000 the Company declared a dividend of $0.15 per share payable on April 17, 2000 to holders of record as of April 3, 2000.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

For the quarter ended                                         Dividend per share
---------------------------------------------------------------------------------
June 30, 1998                                                     $0.15
---------------------------------------------------------------------------------
September 30, 1998                                                $0.10
---------------------------------------------------------------------------------
December 31, 1998                                                 $0.12
---------------------------------------------------------------------------------
March 31, 1999                                                    $0.12
---------------------------------------------------------------------------------
June 30, 1999                                                     $0.13
---------------------------------------------------------------------------------
September 30, 1999                                                $0.14
---------------------------------------------------------------------------------
December 31, 1999                                                 $0.14
---------------------------------------------------------------------------------
March 31, 2000                                                    $0.15
---------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended March 31, 2000 consisted of reverse repurchase agreements, which totaled $144 million at March 31, 2000. The Company's other significant source of funds for the quarter ended March 31, 2000 consisted of payments of principal and interest from its mortgage securities portfolio in the amount of $6.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended March 31, 2000 had a weighted average interest cost during the quarter of 6.0% compared with 5.2% for the quarter ended March 31, 1999. As of March 31, 2000, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on March 31, 2000, had borrowed funds under reverse repurchase agreements with nine of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended March 31, 2000, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 2000 was $16.0 million, or $6.91 per
share.   If the Company had used historical amortized cost accounting, the
Company's equity base at March 31, 2000 would have been $18.9 million, or $8.18 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(2.9) million, or (1.76)% of the amortized cost of mortgage backed securities at March 31, 2000.

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

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage securities vary from time to time and may cause changes in the amount of the Company's net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage securities. The purchase prices of mortgage securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, the Company may pay a premium for mortgage securities. To the extent such assumptions materially and adversely differ from the actual amounts of prepayments, the Company could experience reduced earnings or losses. The total prepayment of any mortgage asset that had been purchased at a premium by the Company would result in the immediate write-off of any remaining capitalized premium amount and consequent reduction of the Company's net interest income by such amount. Finally in the event that the Company is unable to acquire new mortgage assets to replace the prepaid mortgage assets, its financial condition, cash flows and results of operations could be materially adversely affected.

OTHER MATTERS

As of March 31, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2000 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company believes it met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At March 31, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

On September 22, 1999 the Company filed with the Securities and Exchange Commission a Prospectus describing the Company's Dividend Reinvestment and Stock Purchase Plan. The Prospectus relates to the offer and sale of 450,000 authorized but unissued shares of Common Stock under the Plan, of which no more than 225,000 may be issued through the Optional and Initial Cash Purchases. The Dividend Reinvestment and Stock Purchase Plan provides both existing stockholders of the Company's common stock and interested new investors with a convenient and cost effective method to purchase shares of the common stock. A copy of the Prospectus is available from the Securities and Exchange Commission or by writing or phoning the Company at 1299 Ocean Avenue, Suite 200, Santa Monica, CA 90401, phone 310-394-0115.


Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit 27 - Financial Date Schedule

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


ANWORTH MORTGAGE ASSET CORPORATION



Dated: May 11, 2000

By: /s/ Lloyd McAdams
_________________________
Lloyd McAdams
President
(authorized officer of registrant)



Dated: May 11, 2000

By: /s/ Pamela J. Watson
_________________________
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)