Form 10-Q
period 2000-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2000-08-10
CIK 1047884

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

As of June 30, 2000, 2,328,054 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ______________________

================================================================================

                                     INDEX
                                     -----

Part I.   Financial Information
-------   ---------------------
          Page
          ----

Item 1.        Financial Statements

                 Balance Sheets at June 30, 2000 and December 31,
                 1999...........................................................     3

                 Statements of Operations for the three months and six months
                 ended June 30, 2000 and June 30, 1999..........................     4

                 Statement of Stockholders' Equity for the three months ended
                 March 31, 2000 and June 30, 2000...............................     5

                 Statements of Cash Flows for the three months and six months
                 ended June 30, 2000 and June 30, 1999..........................     6

                 Notes to the Financial Statements..............................     7


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.........................    11


Part II.  Other Information
--------  -----------------

Item 1.          Legal Proceedings..............................................    19

Item 2.          Changes in Securities..........................................    19

Item 3.          Defaults upon Senior Securities................................    20

Item 4.          Submission of Matters to a Vote of Security Holders............    20

Item 5.          Other Information..............................................    20

Item 6.          Exhibits and Reports on Form 8-K...............................    20


Signatures......................................................................    20

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
(Amounts in thousands)

                                                                        June 30, 2000                December 31, 1999
                                                                 ------------------------       ------------------------
                                                                        (unaudited)
Assets
  Mortgage backed securities                                       $              148,210         $              161,488
  Other marketable securities                                                       1,302                          1,193
  Cash and cash equivalents                                                         3,563                          3,303
  Accrued interest and dividends receivable                                         1,117                          1,111
  Prepaid expenses and other                                                           43                             49
                                                                 ------------------------       ------------------------
                                                                   $              154,235         $              167,144
                                                                 ========================       ========================

Liabilities and Stockholders' Equity

Liabilities
  Reverse repurchase agreements                                    $              136,700         $              147,690
  Accrued interest payable                                                          1,332                          2,445
  Dividends payable                                                                   349                            323
  Accrued expenses and other                                                           96                            154
                                                                 ------------------------       ------------------------
                                                                                  138,477                        150,612
                                                                 ------------------------       ------------------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                                    -                              -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,378,054 and
    2,356,669 issued and 2,328,054 and 2,306,669
    outstanding respectively                                                           24                             23
  Additional paid in capital                                                       19,152                         19,070
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                                   (3,273)                        (2,351)
  Retained earnings                                                                    84                             19
  Treasury stock at cost (50,000 shares)                                             (229)                          (229)
                                                                 ------------------------       ------------------------
                                                                                   15,758                         16,532
                                                                 ------------------------       ------------------------
                                                                   $              154,235         $              167,144
                                                                 ========================       ========================

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Operations (unaudited)
(Amounts in thousands, except per share data)

                                                                        Three months ended June 30,     Six months ended June 30,
                                                                             2000              1999            2000           1999
Interest and dividend income net of
  amortization of premium                                            $      2,646     $       2,211     $     5,273     $    4,615
Interest expense                                                            2,181             1,816           4,313          3,852
                                                                 ----------------  ----------------  --------------  -------------

Net interest income                                                  $        465     $         395     $       960     $      763

Expenses:
  Management fee                                                               41                45              82             89
  Incentive fee                                                                 -                 -               1              -
  Other expense                                                                56                49             109             95
                                                                 ----------------  ----------------  --------------  -------------
Net Income                                                           $        368     $         301     $       768     $      579
                                                                 ================  ================  ==============  =============

Basic and diluted earnings per share                                 $       0.16     $        0.13     $      0.33     $     0.25
                                                                 ================  ================  ==============  =============

Dividends declared per share                                         $       0.15     $        0.13     $      0.25     $     0.25
                                                                 ================  ================  ==============  =============

Average number of shares outstanding                                        2,326             2,279           2,320          2,299
                                                                 ================  ================  ==============  =============

Statement of Comprehensive Income

Net Income                                                           $        368     $         301     $       761     $      579
Available for sale securities,
  fair value adjustment                                                      (330)             (607)           (923)           360
                                                                 ----------------  ----------------  --------------  -------------

Comprehensive Income                                                 $         38     $        (306)    $      (162)    $      939
                                                                 ================  ================  ==============  =============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity (unaudited)

For the three months ended March 31, 2000 and June 30, 2000
  (Amounts in thousands)

                                                                           Accum.
                                                                           Other
                                     Common      Common    Additional     Compre-                 Treasury    Compre-
                                     Stock       Stock       Paid-in      hensive     Retained     Stock      hensive
                                     Shares    Par Value     Capital    Income(Loss)  Earnings    at Cost   Income(Loss)  Total
                                   ---------------------------------------------------------------------------------------------
Balance, December 31, 1999            2,307    $    23     $   19,070   $   (2,351)   $     19   $   (229)               $16,532

  Issuance of common stock                9          1             23                                                         24
  Available-for-sale securities,
    Fair value adjustment                                                     (592)                               (592)     (592)
  Net income                                                                               393                     393       393
                                                                                                               -------
Other comprehensive income (loss)                                                                              $  (199)
                                                                                                               =======
  Dividends declared-
    $0.15 per share                                                                       (347)                             (347)
                                   ----------------------------------------------------------------------                -------
Balance, March 31, 2000               2,316    $    24     $   19,093   $   (2,943)   $     65   $   (229)               $16,010
                                   ======================================================================                =======


  Issuance of common stock               12          1             59                                                         59
  Available-for-sale securities,
    Fair value adjustment                                                     (330)                               (330)     (330)
  Net income                                                                               368                     368       368
                                                                                                            ----------
Other comprehensive income (loss)                                                                           $       37
                                                                                                            ==========
  Dividends declared-
    $0.15 per share                                                                       (349)                             (349)
                                   ----------------------------------------------------------------------                -------
Balance, June 30, 2000                2,328    $    24     $   19,152   $   (3,273)   $     84   $   (229)               $15,758
                                   ======================================================================                =======

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Cash Flows (unaudited)
  (Amounts in thousands)

                                                         Three months ended June 30,               Six months ended June 30,
                                                            2000                1999                2000                 1999
  Net income                                             $    368            $    301             $    761               $  579
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                              158                 421                  262                  939
    Decrease (increase) in accrued interest
    receivable                                                 17                  37                   31                  231
    Increase (decrease) in accrued interest payable          (984)                349               (1,113)                 120
    Increase (decrease) in accrued expenses and other         (19)                (77)                 (89)                 (26)
                                                         --------            --------             --------               --------
        Net cash provided by operating activities            (460)              1,031                 (148)               1,843

Investing Activities:
  Available-for-sale securities:
    Purchases                                                 (67)            (21,080)                (559)               (21,126)
    Principal payments                                      6,540              14,423               12,545                 32,404
                                                         --------            --------             --------               --------
        Net cash (used in) investing activities             6,473              (6,657)              11,986                 11,278

Financing Activities:
  Net borrowings from reverse repurchase agreements        (6,855)              6,514              (10,990)               (22,199)
  Proceeds from common stock issued, net                       58                  -                    82                  -
  Repurchase of common stock                                   -                  (60)                  -                    (230)
  Dividends paid                                             (347)               (275)                (670)                  (550)
                                                         --------            --------              -------               --------
        Net cash provided by financing activities          (7,144)              6,179              (11,578)               (22,979)
                                                         --------            --------             --------               --------
Net increase (decrease) in cash and cash equivalents       (1,131)                553                  260                 (9,858)
Cash and cash equivalents at beginning of period            4,693               2,888                3,302                 13,299
                                                         --------            --------             --------               --------
Cash and cash equivalents at end of period               $  3,562            $  3,441             $  3,562               $  3,441
                                                         =========           ========             ========               ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2000

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

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

CREDIT RISK

At June 30, 2000 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the

FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At June 30, 2000, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of June 30, 2000, which are carried at their fair value:

                                                     Federal          Federal
                                                   Home Loan         National           Other         Total
                                                    Mortgage         Mortgage        Mortgage           MBS
    ($000's)                                     Corporation      Association      Securities        Assets
    --------------------------------------------------------------------------------------------------------
    Amortized Cost                                   $26,921         $123,877            $496      $151,294
    Unrealized gains                                      12                1               0            13
    Unrealized losses                                   (392)          (2,705)                       (3,097)
                                             --------------------------------------------------------------
    Fair value                                       $26,541         $121,173            $496      $148,210
                                             ==============================================================

In addition, at June 30, 2000 the Company held a position in a preferred stock issued by Thornburg Mortgage Asset Corporation which had a fair value of $1,302,000.

The following table summarizes the Company's securities as of June 30, 2000 at their fair value:

                                                                  Fixed            REIT
                                                                   Rate       Preferred
($000's)                                              ARMS          MBS           Stock        Total
------------------------------------------------------------------------------------------------------
Amortized Cost                                    $129,882       $21,412          $1,491     $152,785
Unrealized gains                                        13                                         13
Unrealized losses                                   (2,183)         (914)           (189)      (3,286)
                                            ---------------------------------------------------------
Estimated fair value                              $127,712       $20,498          $1,302     $149,512
                                            =========================================================

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offered Rate ("LIBOR"). At June 30, 2000 the Company's reverse repurchase agreements had an average term to maturity of 44 days.

At June 30, 2000, the repurchase agreements had the following remaining maturities:

---------------------------------------------------------------------------------------
  Within 59 days                                                    $ 94,654,000
  60 to 89 days                                                       42,046,000
  90 to 119 days                                                               0
  Over 120 days                                                                0
                                                                 ---------------
                                                                    $136,700,000
                                                                 ===============

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

For the quarters ended June 30, 2000 and June 30, 1999, the Company paid the Manager $41,000 and $45,000, respectively, in base management fee. For the quarter ended June 30, 2000, the Company paid the Manager no incentive compensation; the Company paid the Manager no incentive fee for the quarter ended June 30, 1999.

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

For the quarter ended June 30, 2000, the Company recorded $2,000 in operating expense associated with this plan.

NOTE 6.  SHARE REPURCHASE

In December of 1998, the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. As of June 30, 2000, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

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

Under the new policies, (i) at least 60% of the Company's total assets are expected to be adjustable or fixed rate Mortgage Securities and Short-Term Investments which will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac (Category I securities); (ii) at least 90% of the Company's assets are expected to be investments that qualify for Category I above or Mortgage Assets including (a) unrated Mortgage Loans and, (b) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization (Category II securities); and (iii) all other assets shall be less than 10% of the Company's assets, among these being securities such as (a) Mortgage Securities rated below Investment Grade, (b) leveraged Mortgage Derivative Securities, and (c) shares of other REITS or mortgage related companies (Category III securities).

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

FINANCIAL CONDITION

At June 30, 2000, the Company held total assets of $154 million, consisting primarily of $128 million of ARMs, $20 million of fixed-rate mortgage backed securities and $1.3 million of REIT preferred stock. This balance sheet size represents an approximate 13% decrease from the balance sheet size at June 30, 1999. At June 30, 2000, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at June 30, 2000, classified by type of issuer.

MORTGAGE SECURITIES BY ISSUER
 (Dollar amounts in thousands)

--------------------------------------------------------------------------------
Agency                                          Carrying            Portfolio
                                                  Value             Percentage
--------------------------------------------------------------------------------
FNMA                                            $121,172               82.0
--------------------------------------------------------------------------------
FHLMC                                             26,542               17.7
--------------------------------------------------------------------------------
Private Placement                                    496                0.3
================================================================================
  Total Portfolio                               $148,210                100
================================================================================

The following table classifies the Company's portfolio of mortgage backed securities, by type of interest rate index.

MORTGAGE ASSETS BY INDEX
 (Dollar amounts in thousands)

---------------------------------------------------------------------------------------
                 Index                      Carrying                     Portfolio
                                              Value                     Percentage
---------------------------------------------------------------------------------------
Six-month LIBOR                             $  8,489                        5.7%
---------------------------------------------------------------------------------------
Six-month Certificate of
  Deposit                                      4,430                       3.03%
---------------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                          109,749                       74.0%
---------------------------------------------------------------------------------------
Cost of Funds Index                            5,010                        3.4%
---------------------------------------------------------------------------------------
Fixed rate                                    20,532                       13.9%
=======================================================================================
                                            $148,210                      100.0%
=======================================================================================

The ARM portfolio had a weighted average coupon of 7.28% at June 30, 2000. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 20%, 8% and 14%, respectively, for the months of April, May and June 2000. At June 30, 2000 the unamortized net premium paid for the mortgage-backed securities was $3.2 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $3.08 million less than the amortized cost of the securities, resulting in a negative adjustment of 2.04% of the amortized cost of the portfolio as of June 30, 2000. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

The fair value of the Company's REIT preferred stock was $189,000 less than its cost, resulting in a negative adjustment of 12.48% of the cost of the securities as of June 30, 2000. The price decline reflects an increase in interest rates which caused the price of the security to fall.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000

For the quarter ended June 30, 2000, the Company's net income was $368,000, or $0.16 per share (basic and diluted EPS), based on an average of 2,326,000 shares outstanding. Net interest income for the quarter totaled $465,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended June 30, 1999, the Company's net income was $301,000. The improvement in net income was due primarily to the slowing of prepayments on the Company's MBS, allowing the Company to amortize the premium at which the bonds were purchased over a longer period, as described above.

During the second quarters of 2000 and 1999, the Company incurred operating expenses of $97,000 and $94,000 respectively, consisting in 2000 of a base management fee of $41,000 and other operating expenses of $56,000 and in 1999 of a base management fee of $45,000 and other operating expenses of $49,000. The increase in other operating expenses in the second quarter of 2000 versus the second quarter of 1999 was caused by the Company's accrual of compensation expense related to DER's that were issued in April of 1999 as well as increased accruals for general operating expense.

The Company's return on average equity was 2.05% or, on an annualized basis, 8.4%, for the quarter ended June 30, 2000. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY /(1)/

----------------------------------------------------------------------------------------------------------------------
For the Quarter Ended                  Net Interest Income/            G&A Expense/(2)//           Net Income/
                                              Equity                       Equity                     Equity
----------------------------------------------------------------------------------------------------------------------
June 30, 1998                                 2.52%                         0.65%                      1.87%
----------------------------------------------------------------------------------------------------------------------
September 30, 1998                            1.92%                         0.64%                      1.28%
----------------------------------------------------------------------------------------------------------------------
December 31, 1998                             1.62%                         0.23%                      1.40%
----------------------------------------------------------------------------------------------------------------------
March 31, 1999                                1.94%                         0.47%                      1.46%
----------------------------------------------------------------------------------------------------------------------
June 30, 1999                                 2.20%                         0.49%                      1.70%
----------------------------------------------------------------------------------------------------------------------
September 30, 1999                            2.27%                         0.61%                      1.66%
----------------------------------------------------------------------------------------------------------------------
December 31, 1999                             2.21%                         0.54%                      1.67%
----------------------------------------------------------------------------------------------------------------------
March 31, 2000                                2.59%                         0.53%                      2.06%
----------------------------------------------------------------------------------------------------------------------
June 30, 2000                                 2.55%                         0.50%                      2.05%
----------------------------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.


The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

----------------------------------------------------------------------------------------------------------------------
                                        Average                                  Yield on
                                         Daily                     Yield on      Average      Yield on
                           Average     Amortized     Average       Average        Daily       Average     Dividend
                            Daily       Cost of       Daily         Daily       Amortized      Daily        and
                            Cash        Mortgage     Earning        Cash         Cost of      Earning     Interest
in thousands             Equivalents     Assets       Assets     Equivalents    Mortgage       Assets      Income
                                                                                 Assets
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998            $6,878       $175,340     $182,218        5.59         6.17          6.14        $2,799
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998       $5,476       $196,014     $201,490        5.56         5.92          5.91        $2,978
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1998        $6,736       $187,444     $194,181        5.00         5.62          5.60        $2,717
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999           $8,384       $170,633     $179,017        4.87         5.40          5.37        $2,404
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999            $6,168       $157,679     $163,846        4.76         5.44          5.41        $2,216
----------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999       $7,507       $161,379     $168,886        5.15         5.55          5.53        $2,337
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999        $3,751       $162,974     $166,724        5.29         6.10          6.08        $2,536
---------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000           $2,316       $163,000     $165,316        4.86         6.38          6.36        $2,627
---------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 2000            $2,186       $156,317     $158,503        6.30         6.74          6.74        $2,669
---------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

---------------------------------------------------------------------------------------------------------------------
                                                                             Average         Average       Average
                                                                            One-month        Cost of       Cost of
                                                                              LIBOR           Funds         Funds
                     Average               Average   Average   Average      Relative        Relative       Relative
                      Daily                 Daily      One-     Three-     to Average      to Average     to Average
                    Borrowed    Interest   Cost of    Month     Month      Three-month      One-month    Three-month
in thousands          Funds     Expense     Funds     LIBOR     LIBOR         LIBOR           LIBOR         LIBOR
---------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998       $162,829     $2,318     5.70%     5.66%     5.69%        (0.03)%          0.04%         0.01%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1998   182,954      2,611     5.71%     5.62%     5.62%         0.00%           0.09%         0.09%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1998    174,611      2,407     5.51%     5.36%     5.27%         0.09%           0.15%         0.24%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 1999       157,555      2,036     5.24%     4.95%     5.00%        (0.05)%          0.29%         0.24%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999        144,828      1,816     5.09%     4.96%     5.08%        (0.12)%          0.13%         0.01%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1999   149,183      1,921     5.22%     5.28%     5.44%        (0.16)%         (0.06)%       (0.22)%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1999    145,923      2,119     5.89%     5.77%     6.13%        (0.36)%         (0.12)%       (0.24)%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2000       144,696      2,132     5.98%     5.93%     6.12%        (0.19)%         (0.05)%       (0.14)%
----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 2000        138,799      2,181     6.37%     6.47%     6.65%        (0.18)%         (0.10)%       (0.28)%
----------------------------------------------------------------------------------------------------------------------

For the quarter ended June 30, 2000, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 6.74%. The Company's weighted average cost of funds at June 301, 2000 was 6.52%.

In general, the Company's operating margin can be estimated from the tables above by comparing the yield on average earning assets to the average daily cost of funds. The table below summarizes this operating margin.


----------------------------------------------------------------
                          Yield on
                           Average      Average
                            Daily        Daily        Average
                           Earning      Cost of      Operating
                           Assets        Funds        Margin
----------------------------------------------------------------
For the quarter ended
----------------------------------------------------------------

----------------------------------------------------------------
  June 30, 1998             6.14%        5.70%         0.44%
----------------------------------------------------------------
For the quarter ended
  September 30, 1998        5.91%        5.71%         0.20%
----------------------------------------------------------------
For the quarter ended
    December 31, 1998       5.60%        5.51%         0.09%
----------------------------------------------------------------
For the quarter ended
  March 31, 1999            5.37%        5.24%         0.13%
----------------------------------------------------------------
For the quarter ended
  June 30, 1999             5.41%        5.09%         0.32%
----------------------------------------------------------------
For the quarter ended
  September 30, 1999        5.53%        5.22%         0.31%
----------------------------------------------------------------
For the quarter ended
  December 31, 1999         6.08%        5.89%         0.19%
----------------------------------------------------------------
For the quarter ended
  March 31, 2000            6.36%        5.98%         0.38%
----------------------------------------------------------------
For the quarter ended
June 30, 2000               6.74%        6.37%         0.37%
----------------------------------------------------------------


The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 2000, the Manager earned no incentive fee. During the second quarter of 2000, the Company's return on stockholder's investment was 1.8% or, on an annualized basis, 7.0%. The ten-year U.S. Treasury rate for the corresponding period was 6.2%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

-------------------------------------------------------------------------------
                Management Fee & Other                     Total G&A Expenses/
For The               Expenses/         Performance Fee/      Total Assets
Quarter Ended       Total Assets          Total Assets
-------------------------------------------------------------------------------
Jun 30, 1998            0.23%                  0.00%               0.23%
-------------------------------------------------------------------------------
Sep 30, 1998            0.24%                  0.00%               0.24%
-------------------------------------------------------------------------------
Dec 31, 1998            0.09%                  0.00%               0.09%
-------------------------------------------------------------------------------
Mar 31, 1999            0.21%                  0.00%               0.21%
-------------------------------------------------------------------------------
Jun 30, 1999            0.21%                  0.00%               0.21%
-------------------------------------------------------------------------------
Sep 30, 1999            0.27%                  0.00%               0.27%
-------------------------------------------------------------------------------
Dec 31, 1999            0.24%                  0.00%               0.24%
-------------------------------------------------------------------------------
Mar 31, 2000            0.25%                  0.00%               0.25%
-------------------------------------------------------------------------------
Jun 30, 2000            0.25%                  0.00%               0.25%
-------------------------------------------------------------------------------


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

The Company has not experienced credit losses on its portfolio of mortgage backed securities to date, but losses may be experienced in the future. At June 30, 2000, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On June 21, 2000 the Company declared a dividend of $0.15 per share payable on July 17, 2000 to holders of record as of July 3, 2000.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

             -------------------------------------------------------
             For the quarter ended               Dividend per share
             -------------------------------------------------------
             June 30, 1998                       $0.15
             -------------------------------------------------------
             September 30, 1998                  $0.10
             -------------------------------------------------------
             December 31, 1998                   $0.12
             -------------------------------------------------------
             March 31, 1999                      $0.12
             -------------------------------------------------------
             June 30, 1999                       $0.13
             -------------------------------------------------------
             September 30, 1999                  $0.14
             -------------------------------------------------------
             December 31, 1999                   $0.14
             -------------------------------------------------------
             March 31, 2000                      $0.15
             -------------------------------------------------------
             June 30, 2000                       $0.15
             -------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended June 30, 2000 consisted of reverse repurchase agreements, which totaled $138 million at June 30, 2000. The Company's other significant source of funds for the quarter ended June 30, 2000 consisted of payments of principal and interest from its mortgage securities portfolio in the amount of $6.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended June 30, 2000 had a weighted average interest cost during the quarter of 6.4% compared with 5.1% for the quarter ended June 30, 1999. As of June 30, 2000, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on June 30, 2000, had borrowed funds under reverse repurchase agreements with nine of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended June 30, 2000, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 2000 was $15.8 million, or $6.79 per share. If the Company had used historical amortized cost accounting, the Company's equity base at June 30, 2000 would have been $19.1 million, or $8.20 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(3.3) million, or (2.17)% of the amortized cost of mortgage backed securities at June 30, 2000.

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

OTHER MATTERS

As of June 30, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2000 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company believes it met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At June 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities

Not applicable

Item 3. Defaults Upon Senior Securities
Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a)  The Company's Annual Meeting of Stockholders was held on June 21,2000.

(c) Proposal 1. Election of Board of Directors to serve until the 2001 Annual Meeting.

       Director                                For              Withheld
       --------                                ---              --------
       Lloyd McAdams                        2,292,561            11,760
       Joe E. Davis                         2,292,661            11,760
       Charles H. Black                     2,287,035            17,286

     Proposal 2. To ratify PricewaterhouseCoopers as independent accountants of the Company for the year ending December 31, 2000.

                   For                Against                   Abstain
                   ---                -------                   -------
                2,292,556              5,600                     6,165


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

Item 6. Exhibits and Reports on Form 8-K:

 (a) Exhibits
Exhibit 27 - Financial Date Schedule

 (b) Reports on Form 8-K
None

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 7, 2000

By: /s/ Lloyd McAdams
-------------------------
 Lloyd McAdams
 President

 (authorized officer of registrant)




Dated: August 7, 2000

By: /s/ Pamela J. Watson
-------------------------
 Pamela J. Watson,
 Chief Financial Officer and Treasurer
 (principal accounting officer)

 FINANCIAL DATA SCHEDULE

This schedule contains summary financial information extracted from the June 30, 2000 Form 10-Q and is qualified in its entirety by reference to such financial statements.