Form 10-Q
period 2000-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2000-11-14
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO _____________


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

As of September 30, 2000, 2,341,969 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ______________________

================================================================================

                                     INDEX
                                     -----

Part I.   Financial Information                                                          Page
-------   ---------------------                                                          ----
Item 1.     Financial Statements

              Balance Sheets at September 30, 2000 and December 31, 1999...............    3

              Statements of Operations for the three months and nine months ended
              September 30, 2000 and September 30, 1999................................    4

              Statement of Stockholders' Equity for the three months ended March 31,
              2000, June 30, 2000 and September 30, 2000...............................    5

              Statements of Cash Flows for the three months and nine months ended
              September 30, 2000 and September 30, 1999................................    6

              Notes to the Financial Statements........................................    7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..............................   11


Part II.  Other Information
--------  -----------------

Item 1.     Legal Proceedings..........................................................   19

Item 2.     Changes in Securities......................................................   19

Item 3.     Defaults upon Senior Securities............................................   19

Item 4.     Submission of Matters to a Vote of Security Holders........................   19

Item 5.     Other Information..........................................................   19

Item 6.     Exhibits and Reports on Form 8-K...........................................   19


Signatures.............................................................................   20

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
(Amounts in thousands)

                                                            September 30,   December 31,
                                                                 2000           1999
                                                            -------------   ------------
                                                             (unaudited)
Assets
  Mortgage backed securities                                 $  140,494     $  161,488
  Other marketable securities                                     1,426          1,193
  Cash and cash equivalents                                       1,681          3,303
  Accrued interest and dividends receivable                       1,143          1,111
  Prepaid expenses and other                                         27             49
                                                            -------------   ------------
                                                             $  144,771     $  167,144
                                                            =============   ============

Liabilities and Stockholders' Equity

Liabilities
  Reverse repurchase agreements                              $  126,524     $  147,690
  Accrued interest payable                                        1,049          2,445
  Dividends payable                                                   -            323
  Accrued expenses and other                                        130            154
                                                            -------------   ------------
                                                                127,703        150,612
                                                            -------------   ------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                                  -              -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,391,969 and
    2,356,669 issued and 2,341,969 and 2,306,669
    outstanding respectively                                         24             23
  Additional paid in capital                                     19,211         19,070
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                 (2,231)        (2,351)
  Retained earnings                                                 293             19
  Treasury stock at cost (50,000 shares)                           (229)          (229)
                                                            -------------   ------------
                                                                 17,068         16,532
                                                            -------------   ------------
                                                             $  144,771     $  167,144
                                                            =============   ============

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Operations (unaudited)
(Amounts in thousands, except per share data)

                                                        Three months ended September 30,    Nine months ended September 30,
                                                                2000              1999              2000            1999
Interest and dividend income net of
  amortization of premium                                  $   2,549         $   2,349         $   7,822       $   6,965
Interest expense                                               2,241             1,921             6,554           5,773
                                                           ---------         ---------         ---------       ---------
Net interest income                                        $     308         $     428         $   1,268       $   1,192

Expenses:
  Management fee                                                  41                44               123             133
  Incentive fee                                                    -                 -                 1               -
  Other expense                                                   58                70               173             166
                                                           ---------         ---------         ---------       ---------
Net Income                                                 $     209         $     314         $     971       $     893
                                                           =========         =========         =========       =========

Basic and diluted earnings per share                       $    0.09         $    0.14         $    0.42       $    0.39
                                                           =========         =========         =========       =========

Dividends declared per share                               $       -         $    0.14         $    0.30       $    0.39
                                                           =========         =========         =========       =========

Average number of shares outstanding                           2,338             2,278             2,326           2,292
                                                           =========         =========         =========       =========

Statement of Comprehensive Income

Net Income                                                 $     209         $     314         $     971       $     893
Available for sale securities,
  fair value adjustment                                        1,042              (654)              120            (324)
                                                           ---------         ---------         ---------       ---------

Comprehensive Income (Loss)                                $   1,251         $    (340)        $   1,091       $     569
                                                           =========         =========         =========       =========


See notes to financial statements.


ANWORTH MORTGAGE ASSET CORPORATION

Statement of Stockholders' Equity
For the three months ended March 31, 2000, June 30, 2000 and September 30, 2000
(Amounts in thousands)                                                      Accum.
                                                                            Other
                                      Common     Common     Additional     Compre-                 Treasury
                                       Stock      Stock       Paid-in      hensive      Retained     Stock
                                      Shares    Par Value     Capital   Income(Loss)    Earnings    at Cost    Total
Balance, December 31, 1999            2,307     $     23      $19,070      $(2,351)      $   19     $ (229)   $16,532

  Issuance of common stock                9            1           23                                              24
  Available-for-sale securities,
    Fair value adjustment                                                     (592)                              (592)
  Net income                                                                                393                   393

Other comprehensive income (loss)

Dividends declared-
    $0.15 per share                                                                        (347)                 (347)
                                      -------------------------------------------------------------------------------
Balance, March 31, 2000               2,316     $     24      $19,093      $(2,943)      $   65     $ (229)   $16,010
                                      -------------------------------------------------------------------------------

  Issuance of common stock               12            1           59                                              59
  Available-for-sale securities,
    Fair value adjustment                                                     (330)                              (330)
  Net income                                                                                368                   368

Other comprehensive income (loss)

Dividends declared-
    $0.15 per share                                                                        (349)                 (349)
                                      -------------------------------------------------------------------------------
Balance, June 30, 2000                2,328     $     24      $19,152      $(3,273)      $   84     $ (229)   $15,758
                                      -------------------------------------------------------------------------------
  Issuance of common stock               14            -           59                                              59
  Available-for-sale securities,
    Fair value adjustment                                                    1,042                              1,042
  Net income                                                                                209                   209

Other comprehensive income (loss)

Dividends declared-
    $0.00 per share                                                                           -                     -
                                      -------------------------------------------------------------------------------
Balance, September 30, 2000           2,342     $     24      $19,211      $(2,231)      $  293     $ (229)   $17,068
                                      ===============================================================================

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION
Statements of Cash Flows (unaudited)
(Amounts in thousands)

                                                           Three months ended September 30,   Nine months ended September 30,
                                                                 2000           1999                2000            1999
Net income                                                    $     209      $     314            $      971      $      893
Adjustments to reconcile net income to
net cash provided by operating activites:
  Amortization                                                      158            329                   514           1,268
  Decrease (increase) in accrued interest receivable                (25)            65                     6             296
  Increase (decrease) in accrued interest payable                  (282)            89                (1,395)            209
  Increase (decrease) in accrued expenses and other                  49             25                   (40)             (1)
                                                              ---------      ---------            ----------      ----------
        Net cash provided by operating activities                   109            822                    56           2,665

Investing Activities:
  Available-for-sale securities:
    Purchases                                                        (6)          (472)                 (676)        (21,598)
    Principal payments                                            8,482         12,941                21,043          45,345
                                                              ---------      ---------            ----------      ----------
        Net cash provided by (used in) investing activities       8,476         12,469                20,367          23,747

Financing Activities:
  Net borrowings from reverse repurchase agreements             (10,176)        (4,509)              (21,166)        (26,708)
  Proceeds from common stock issued, net                             59              -                   142               -
  Repurchase of common stock                                          -              -                     -            (230)
  Dividends paid                                                   (349)          (296)               (1,020)           (846)
                                                              ---------      ---------            ----------      ----------
        Net cash provided by (used in) financing activities     (10,466)        (4,805)              (22,044)        (27,784)
                                                              ---------      ---------            ----------      ----------
Net increase (decrease) in cash and cash equivalents             (1,881)         8,486                (1,621)         (1,372)
Cash and cash equivalents at beginning of period                  3,562          3,441                 3,302          13,299
                                                              ---------      ---------            ----------      ----------
Cash and cash equivalents at end of period                    $   1,681      $  11,927            $    1,681      $   11,927
                                                              =========      =========            ==========      ==========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 2000 (unaudited)

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 2000 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2000.

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

CREDIT RISK

At September 30, 2000 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At September 30, 2000, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Heding Activities, which is effective for all fiscal quarters beginning after June 15, 1999. SFAS No. 133 established a framework of accounting rules that standardize accounting for all derivative instruments. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. The Company has not yet acquired any derivative instruments.

In October 1998, the FASB issued SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise. This Statement, which is effective for the first fiscal quarter beginning after December 15, 1998, provides guidance to mortgage banking entities who securitize mortgage loans such that their accounting for securities loans will be the same as their accounting for marketable securities. The Company has not yet acquired any mortgage loans and therefore expects no changes to its financial position or results of operations as a result of adopting SFAS No. 134.

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of September 30, 2000, which are carried at their fair value:

                                            Federal              Federal
                                           Home Loan             National           Other             Total
                                            Mortgage             Mortgage          Mortgage            MBS
($000's)                                  Corporation          Association        Securities         Assets
-----------------------------------------------------------------------------------------------------------
Amortized Cost                                $25,134            $117,036             $491         $142,661
Unrealized gains                                   49                  46                0               95
Unrealized losses                                (314)             (1,948)               0           (2,262)
                                        -------------------------------------------------------------------
Fair value                                    $24,869            $115,134             $491         $140,494
                                        -------------------------------------------------------------------

In addition, at September 30, 2000 the Company held a position in a preferred stock issued by Thornburg Mortgage Inc. which had a fair value of $1,426,000.

The following table summarizes the Company's securities as of September 30, 2000 at their fair value:

                                                            Fixed           REIT
                                                            Rate          Preferred
($000's)                                    ARMS             MBS            Stock          Total
--------------------------------------------------------------------------------------------------
Amortized Cost                            $122,100         $20,561          $1,491        $144,152
Unrealized gains                                95               0               0              95
Unrealized losses                           (1,642)           (620)            (65)         (2,327)
                                        ----------------------------------------------------------
Estimated fair value                      $120,553         $19,941          $1,426        $141,920
                                        ----------------------------------------------------------


NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offered Rate ("LIBOR"). At September 30, 2000 the Company's reverse repurchase agreements had an average term to maturity of 43 days.

At September 30, 2000, the repurchase agreements had the following remaining maturities:
--------------------------------------------------------------------------------
Within 59 days                                                   $103,963,000
60 to 89 days                                                               0
90 to 119 days                                                     14,773,000
Over 120 days                                                       7,788,000
                                                                -------------
                                                                 $126,524,000
                                                                -------------


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

For the quarters ended September 30, 2000 and September 30, 1999, the Company paid the Manager $41,000 and $44,000, respectively, in base management fee. For the quarters ended September 30, 2000 and September 30, 1999, the Company paid the Manager no incentive compensation.

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

For the quarter ended September 30, 2000, the Company recorded no operating expense associated with this plan because there was no dividend declared during the quarter.


NOTE 6.  SHARE REPURCHASE

In December of 1998, the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. As of September 30, 2000, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

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

GENERAL

The Company invests in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments (collectively, Mortgage-Backed Securities).

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

FINANCIAL CONDITION

At September 30, 2000, the Company held total assets of $145 million, consisting primarily of $120 million of ARMs, $20 million of fixed-rate mortgage backed securities and $1.4 million of REIT preferred stock. This balance sheet size represents an approximate 16% decrease from the balance sheet size at September 30, 1999. At September 30, 2000, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at September 30, 2000, classified by type of issuer.

MORTGAGE SECURITIES BY ISSUER
(Dollar amounts in thousands)

------------------------------------------------------------------------------------------------------------------
Agency                                                          Carrying                               Portfolio
                                                                  Value                                Percentage
-------------------------------------------------------------------------------------------------------------------
FNMA                                                            $115,134                                  81.9
-------------------------------------------------------------------------------------------------------------------
FHLMC                                                             24,869                                  17.7
-------------------------------------------------------------------------------------------------------------------
Private Placement                                                    491                                   0.4
-------------------------------------------------------------------------------------------------------------------
  Total Portfolio                                               $140,494                                   100
===================================================================================================================


The following table classifies the Company's portfolio of mortgage backed securities, by type of interest rate index.

MORTGAGE ASSETS BY INDEX
(Dollar amounts in thousands)

-------------------------------------------------------------------------------------------------------------------
           Index                                                  Carrying                          Portfolio
                                                                    Value                          Percentage
-------------------------------------------------------------------------------------------------------------------
Six-month LIBOR                                                   $  7,999                           5.7%
-------------------------------------------------------------------------------------------------------------------
Six-month Certificate of
   Deposit                                                           4,303                           3.1%
-------------------------------------------------------------------------------------------------------------------
One-year Constant
  Maturity Treasury                                                102,828                          73.2%
-------------------------------------------------------------------------------------------------------------------
Cost of Funds Index                                                  4,930                           3.5%
-------------------------------------------------------------------------------------------------------------------
Fixed rate                                                         20,434                           14.5%
-------------------------------------------------------------------------------------------------------------------
                                                                 $140,494                          100.0%
===================================================================================================================

The ARM portfolio had a weighted average coupon of 7.44% at September 30, 2000. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 25%, 14% and 19%, respectively, for the months of July, August and September 2000. At September 30, 2000 the unamortized net premium paid for the mortgage-backed securities was $2.9 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $2.23 million less than the amortized cost of the securities, resulting in a negative adjustment of 1.55% of the amortized cost of the portfolio as of September 30, 2000. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

The fair value of the Company's REIT preferred stock was $65,000 less than its cost, resulting in a negative adjustment of 4.4% of the cost of the securities as of September 30, 2000. The price decline reflects an increase in interest rates which caused the price of the security to fall.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

For the quarter ended September 30, 2000, the Company's net income was $209,000, or $0.09 per share (basic and diluted EPS), based on an average of 2,338,000 shares outstanding. Net interest income for the quarter totaled $308,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended September 30, 1999, the Company's net income was $314,000. The decline in net income was due primarily to the acceleration of prepayments on the Company's MBS, causing the Company to amortize the premium at which the bonds were purchased over a shorter period, as described above, coupled with an increase in the Company's cost of funds during the period, as described below.

During the third quarters of 2000 and 1999, the Company incurred operating expenses of $99,000 and $114,000 respectively, consisting in 2000 of a base management fee of $41,000 and other operating expenses of $58,000 and in 1999 of a base management fee of $44,000 and other operating expenses of $70,000. The decrease in other operating expenses in the third quarter of 2000 versus the third quarter of 1999 was caused by decreased accruals for general operating expense.

The Company's return on average equity was 1.09% or, on an annualized basis, 4.4%, for the quarter ended September 30, 2000. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

-------------------------------------------------------------------------------------------------------------------------
For the Quarter Ended                Net Interest Income/              G&A Expense/(2)//                Net Income/
                                            Equity                          Equity                        Equity
-------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                2.52%                         0.65%                          1.87%
-------------------------------------------------------------------------------------------------------------------------
September 30, 1998                           1.92%                         0.64%                          1.28%
-------------------------------------------------------------------------------------------------------------------------
December 31, 1998                            1.62%                         0.23%                          1.40%
-------------------------------------------------------------------------------------------------------------------------
March 31, 1999                               1.94%                         0.47%                          1.46%
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                2.20%                         0.49%                      1.70%
-------------------------------------------------------------------------------------------------------------------------
September 30, 1999                           2.27%                         0.61%                      1.66%
-------------------------------------------------------------------------------------------------------------------------
December 31, 1999                            2.21%                         0.54%                      1.67%
-------------------------------------------------------------------------------------------------------------------------
March 31, 2000                               2.59%                         0.53%                      2.06%
-------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                2.55%                         0.50%                      2.05%
-------------------------------------------------------------------------------------------------------------------------
September 30, 2000                           1.61%                         0.52%                      1.09%
-------------------------------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

--------------------------------------------------------------------------------------------------------------------------------
                                            Average                         Yield on         Yield on       Yield on
                             Average         Daily                           Average      Average Daily     Average    Dividend
                              Daily      Amortized Cost      Average          Daily       Amortized Cost     Daily       and
                              Cash        of Mortgage         Daily           Cash         of Mortgage      Earning    Interest
in thousands               Equivalents       Assets       Earning Assets   Equivalents        Assets         Assets     Income
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998             $6,878          $175,340        $182,218          5.59              6.17          6.14       $2,799
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998        $5,476          $196,014        $201,490          5.56              5.92          5.91       $2,978
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998       $6,736          $187,444        $194,181          5.00              5.62          5.60       $2,717
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999            $8,384          $170,633        $179,017          4.87              5.40          5.37       $2,404
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999             $6,168          $157,679        $163,846          4.76              5.44          5.41       $2,216
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999        $7,507          $161,379        $168,886          5.15              5.55          5.53       $2,337
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999         $3,751          $162,974        $166,724          5.29              6.10          6.08       $2,536
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000            $2,316          $163,000        $165,316          4.86              6.38          6.36       $2,627
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 2000             $2,186          $156,317        $158,503          6.30              6.74          6.74       $2,669
--------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 2000        $2,075          $148,340        $150,415          6.60              6.78          6.78       $2,549
--------------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

-------------------------------------------------------------------------------------------------------------------
                                                                           Average       Average      Average
                                                                          One-month      Cost of      Cost of
                                                                            LIBOR         Funds        Funds
                       Average             Average   Average   Average     Relative     Relative      Relative
                        Daily               Daily      One-     Three-    to Average   to Average    to Average
                       Borrowed  Interest  Cost of    Month     Month    Three-month    One-month   Three-month
in thousands            Funds    Expense    Funds     LIBOR     LIBOR       LIBOR         LIBOR        LIBOR
-------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998         $162,829   $2,318   5.70%     5.66%     5.69%       (0.03)%        0.04%         0.01%
-------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1998     182,954    2,611   5.71%     5.62%     5.62%        0.00%         0.09%         0.09%
-------------------------------------------------------------------------------------------------------------------
For the quarter
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
  ended
  December 31, 1998       174,611     2,407     5.51%     5.36%     5.27%        0.09%         0.15%         0.24%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  March 31, 1999          157,555     2,036     5.24%     4.95%     5.00%       (0.05)%        0.29%         0.24%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  June 30, 1999           144,828     1,816     5.09%     4.96%     5.08%       (0.12)%        0.13%         0.01%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  September 30, 1999      149,183     1,921     5.22%     5.28%     5.44%       (0.16)%       (0.06)%       (0.22)%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  December 31, 1999       145,923     2,119     5.89%     5.77%     6.13%       (0.36)%       (0.12)%       (0.24)%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  March 31, 2000          144,696     2,132     5.98%     5.93%     6.12%       (0.19)%       (0.05)%       (0.14)%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  June 30, 2000           138,799     2,181     6.37%     6.47%     6.65%       (0.18)%       (0.10)%       (0.28)%
-------------------------------------------------------------------------------------------------------------------
  For the quarter
  ended
  September 30, 2000      131,880     2,240     6.89%     6.62%     6.70%       (0.08)%        0.17%         0.19%
-------------------------------------------------------------------------------------------------------------------

For the quarter ended September 30, 2000, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 6.78%. The Company's weighted average cost of funds at September 30, 2000 was 6.66%.

In general, the Company's operating margin can be estimated from the tables above by comparing the yield on average earning assets to the average daily cost of funds. The table below summarizes this operating margin.

------------------------------------------------------------------------------
                               Yield on
                                Average            Average
                                 Daily              Daily             Average
                                Earning            Cost of           Operating
                                Assets              Funds             Margin
------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                   6.14%              5.70%              0.44%
------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998              5.91%              5.71%              0.20%
------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998             5.60%              5.51%              0.09%
------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999                  5.37%              5.24%              0.13%
------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                   5.41%              5.09%              0.32%
------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999              5.53%              5.22%              0.31%
------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999               6.08%              5.89%              0.19%
------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000                  6.36%              5.98%              0.38%
------------------------------------------------------------------------------
For the quarter ended
June 30, 2000                     6.74%              6.37%              0.37%
------------------------------------------------------------------------------
For the quarter ended
September 30, 2000                6.78%              6.89%              0.11%
------------------------------------------------------------------------------

The Company pays the Manager an annual base management fee, generally based on Average Net Invested Assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 2000, the Manager earned no incentive fee. During the third quarter of 2000, the Company's return on stockholder's investment was 1.0% or, on an annualized basis, 4.0%. The ten-year U.S. Treasury rate for the corresponding period was 5.9%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

--------------------------------------------------------------------------------
                  Management Fee & Other                     Total G&A Expenses/
For The               Expenses/            Performance Fee/       Total Assets
Quarter Ended         Total Assets           Total Assets
--------------------------------------------------------------------------------
Jun 30, 1998             0.23%                  0.00%                0.23%
--------------------------------------------------------------------------------
Sep 30,1998              0.24%                  0.00%                0.24%
--------------------------------------------------------------------------------
Dec 31,1998              0.09%                  0.00%                0.09%
--------------------------------------------------------------------------------
Mar 31, 1999             0.21%                  0.00%                0.21%
--------------------------------------------------------------------------------
Jun 30, 1999             0.21%                  0.00%                0.21%
--------------------------------------------------------------------------------
Sep 30, 1999             0.27%                  0.00%                0.27%
--------------------------------------------------------------------------------
Dec 31, 1999             0.24%                  0.00%                0.24%
--------------------------------------------------------------------------------
Mar 31, 2000             0.25%                  0.00%                0.25%
--------------------------------------------------------------------------------
Jun 30, 2000             0.25%                  0.00%                0.25%
--------------------------------------------------------------------------------
Sep 30, 2000             0.27%                  0.00%                0.27%
--------------------------------------------------------------------------------


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

The Company has not experienced credit losses on its portfolio of mortgage backed securities to date, but losses may be experienced in the future. At September 30, 2000, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On October 16, 2000 the Company declared a dividend of $0.10 per share payable on November 14, 2000 to holders of record as of October 31, 2000.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

    -------------------------------------------------------------
    For the quarter ended                     Dividend per share
    -------------------------------------------------------------
    June 30, 1998                             $0.15
    -------------------------------------------------------------
    September 30, 1998                        $0.10
    -------------------------------------------------------------
    December 31, 1998                         $0.12
    -------------------------------------------------------------
    March 31, 1999                            $0.12
    -------------------------------------------------------------
    June 30, 1999                             $0.13
    -------------------------------------------------------------
    September 30, 1999                        $0.14
    -------------------------------------------------------------
    December 31, 1999                         $0.14
    -------------------------------------------------------------
    March 31, 2000                            $0.15
    -------------------------------------------------------------
    June 30, 2000                             $0.15
    -------------------------------------------------------------
    September 30, 2000                        $0.10
    -------------------------------------------------------------



LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended September 30, 2000 consisted of reverse repurchase agreements, which totaled $127 million at September 30, 2000. The Company's other significant source of funds for the quarter ended September 30, 2000 consisted of payments of principal and interest from its mortgage securities portfolio in the amount of $8.5 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

The borrowings incurred during the quarter ended September 30, 2000 had a weighted average interest cost during the quarter of 6.9% compared with 5.2% for the quarter ended September 30, 1999. As of September 30, 2000, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on September 30, 2000, had borrowed funds under reverse repurchase agreements with ten of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended September 30, 2000, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at September 30, 2000 was $17.1 million, or $7.29 per share. If the Company had used historical amortized cost accounting, the Company's equity base at September 30, 2000 would have been $19.3 million, or $8.24 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(2.2) million, or (1.5)% of the amortized cost of mortgage backed securities at September 30, 2000.

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

OTHER MATTERS

As of September 30, 2000, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2000 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company believes it met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of September 30, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

The Company at all times intends to conduct its business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act). If the Company were to become regulated as an investment company, then the Company's use of leverage would be substantially reduced. The Investment Company Act exempts entities that are "primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate" ("Qualifying Interests"). Under current interpretation of the staff of the SEC, in order to qualify for this exemption, the Company must maintain at least 55% of its assets d irectly in Qualifying Interests. In addition, unless certain mortgage securities represent all of the certificates issued with respect to an underlying pool of mortgages, such mortgage securities may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered Qualifying Interests for purposes of the 55% requirement. The Company calculates that it is in compliance with this requirement.


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At September 30, 2000, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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


   Proposal 2. To ratify PricewaterhouseCoopers LLP as independent accountants of the Company for the year ending December 31, 2000.


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


Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
Exhibit 27 - Financial Date Schedule

(b) Reports on Form 8-K
None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,


ANWORTH MORTGAGE ASSET CORPORATION



Dated: November 13, 2000



By: /s/ Lloyd McAdams
_________________________
Lloyd McAdams
President
(authorized officer of registrant)



Dated: November 13, 2000



By: /s/ Pamela J. Watson
_________________________
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)