Form 10-K
period 2000-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2001-03-29
CIK 1047884

    As filed with the Securities and Exchange Commission on March 29, 2001

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the year ended December 31, 2000; or

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

                               ----------------

   Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K. [_]

   At March 21, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,511,745, based on the closing price of the common stock on the American Stock Exchange.

   As of March 21, 2001, 2,359,664 shares of Common Stock, $0.01 par value per share were issued and outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANWORTH MORTGAGE ASSET CORPORATION

                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

 PART 1...................................................................    1

    ITEM 1.  BUSINESS....................................................     1

    ITEM 2.  PROPERTIES..................................................    32

    ITEM 3.  LEGAL PROCEEDINGS...........................................    32

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    32

 PART II..................................................................   33

    ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             SHAREHOLDER MATTERS.........................................    33

    ITEM 6.  SELECTED FINANCIAL DATA.....................................    34

    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS...................................    35

    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..    42

    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................    42

    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE....................................    42

 PART III.................................................................   43

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........    43

    ITEM 11. EXECUTIVE COMPENSATION......................................    43

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................    43

    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............    43

 PART IV..................................................................   44

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
             FORM 8-K....................................................    44

 SIGNATURES

 FINANCIAL STATEMENTS

 EXHIBITS

                               INTRODUCTORY NOTE

   Certain statements contained herein are not, and certain statements contained in future filings by the Company with the Securities and Exchange Commission (the "Commission") in the Company's press releases or in the Company's other public or shareholder communications may not be, based on historical facts and are "forward-looking statements" within the meaning of applicable federal securities laws. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any such financing. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, see "Risk Factors" commencing on page 27 of this Annual Report on Form 10-K. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

   Reference is made to the Glossary commencing on page 45 of the report for definitions of terms used in the following description of the Company's business and elsewhere in this report.

                                    PART 1

ITEM 1. BUSINESS

                            SUMMARY OF THE COMPANY

General

   The Company was formed in October 1997 to invest in mortgage assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed and short-term investments. On March 17, 1998, the Company completed its initial public offering of 2,200,000 shares raising $18,414,000 in proceeds. In connection with the underwriters' over-allotment allowance, approximately one month later, an additional 127,900 shares of Common Stock were sold raising $1,071,000 in proceeds. The Company utilized the equity capital raised in its offering and short term borrowings to generate income based on the difference between the yield on its mortgage assets and the cost of its borrowings. In October 1999, the Company implemented a Dividend Reinvestment and Direct Stock Purchase Plan. Through the plan, the Company has raised an additional $311,000 in equity capital through December 31, 2000. The Company has elected to be taxed as a REIT under the Code, and therefore is not generally subject to federal taxes on its income to the extent it distributes its net income to its stockholders and maintains its qualification as a REIT. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT--Distribution Requirement."

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

   At least 60% of the Company's total assets are expected to be what the Company refers to as Category I securities, which are adjustable or fixed rate Mortgage Securities and Short-Term Investments. In addition, the Mortgage Securities in this category will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government, its agencies, Fannie Mae or Freddie Mac. At least 90% of the Company's assets (Category II) are expected to be investments that qualify for Category I or Mortgage Assets including (i) unrated Mortgage Loans, (ii) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization and (iii) shares of other REITS or mortgage related companies. Together Category I and Category II securities are referred to as Primary assets.

   All other assets (Category III) will be less than 10% of the Company's assets. Among the types of assets which generally will be assigned to this category are: (i) Mortgage Securities rated below Investment Grade and
(ii) leveraged Mortgage Derivative Securities.

Summary of Strategy

   The principal business objective of the Company is to generate a competitive yield through its use of leverage and active management of the asset/liability yield spread. Following is the Company's strategy to achieve its business objective:

 Investment Strategy

   The Company applies a disciplined approach to managing its investments in an attempt to achieve competitive yields while managing portfolio risk. The Company utilizes the proceeds of its initial public offering, operating cash flow and short-term borrowings to generate income based on the difference between the yield on its Mortgage Assets and the cost of its borrowings. The Company seeks to minimize prepayment risk by structuring a diversified portfolio with a variety of prepayment characteristics and by analyzing the prepayment risk of the Mortgage Assets, as well as the deviations between projected and realized prepayment rates.

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

   Credit Risk. The Company has invested in Mortgage Assets, primarily mortgage pass-through certificates and short-term investments. Although it has not yet done so, the Company may also invest in collateralized mortgage obligations, mortgage loans and other securities representing interests in or obligations backed by pools of mortgage loans which can be readily financed. If an issuer of a security owned by the Company defaults, the value of the security is likely to decline, either temporarily or permanently. The Company continually monitors the credit quality of its Mortgage Assets and maintains appropriate capital levels for allowances and possible credit losses. The Company manages the credit risk of its Mortgage Assets by, among other activities, (i) complying with the Company's policies with respect to credit risk concentration, (ii) actively monitoring the ongoing credit quality and servicing of its Mortgage Assets and (iii) maintaining appropriate capital levels and allowances for possible credit losses.

   Hedging. Although it has not yet done so, the Company may enter into hedging transactions designed to protect itself to varying degrees against interest rate changes. The Company may purchase interest rate caps and interest rate swaps to mitigate the risk of its short-term borrowings increasing at a greater rate than the yields on its Mortgage Assets during a period of rising interest rates. The Company may also, to the extent consistent with its qualifications as a REIT and applicable Maryland law, utilize financial futures contracts and put and call options on financial futures contracts and trade forward contracts as a hedge against future interest rate changes. However, no hedging strategy can completely insulate the Company from interest rate risks and market movement, and the federal tax laws applicable to REITs may substantially limit the Company's ability to engage in hedging transactions. Additionally, hedging strategies have significant transaction costs and the Company will not be able to significantly reduce or eliminate the risk associated with its investment portfolio without reducing or perhaps even eliminating the return on its investments.

   There can be no assurance that the Company will successfully implement its strategies. See "Risk Factors" for a discussion of factors that could affect the Company's ability to successfully implement its strategy.

The Manager

   The Manager implements the Company's business strategy on a day-to-day basis and performs certain services for the Company, pursuant to policies established by the Company's Board of Directors and the authority delegated to the Manager under the Management Agreement. The Manager is responsible primarily for two areas of activity: (i) asset/liability management, which consists of the acquisition, disposition, financing, hedging and management of Mortgage Assets and includes credit and prepayment risk management; and (ii) capital management, which consists of structuring, analysis, capital raising and investor relations activities. With respect to the Company's investment strategy, the Manager employs mortgage analytical tools to generally construct a diversified Mortgage Asset portfolio. With respect to the Company's financing strategy, the Manager arranges for various types of financing for the Company, actively manages the interest rate structure of the Company's assets and liabilities and monitors the Company's portfolio leverage. With respect to the Company's risk management strategy, the Manager monitors the projected change in the portfolio's value based upon assumed changes in interest rates and, if necessary, attempts to adjust the portfolio accordingly. The Manager monitors the credit quality of each asset in the Company's portfolio and seeks to ensure that the overall credit quality of the portfolio is in keeping with the Company's credit policies as adopted by the Company's Board of Directors. The Manager evaluates the Company's interest rate risk levels and performs such analyses as may be required to determine what types and amounts of hedging transactions are advisable for the Company given the configuration of its portfolio and seeks to execute trades to maintain hedges. The Manager is also be required to perform the following services for the Company: (i) providing regular reports regarding the Company to the Board of Directors, (ii) monitoring the Company's status as a REIT from tax and compliance standpoints and (iii) providing managerial, administrative and management information systems support for the Company.

   The Manager has now managed the Company since its inception in March of 1998. Prior to its association with the Company, the Manager had not previously managed a REIT. In particular, the Manager had not previously managed a highly leveraged pool of Mortgage Assets or utilized hedging instruments, nor did the Manager have experience in complying with the asset limitations imposed by the REIT Provisions of the Code. Although management now has nearly two years of experience in managing the Company, there can be no assurance that the experience of the executive officers of the Company and the Manager is appropriate to the business of the Company. Further, the experience of the officers of the Manager and PIA should not be viewed as a reliable gauge of the continued success of the Company.

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

   At least 60% of the Company's total assets are expected to be what the Company refers to as Category I securities, which are adjustable or fixed rate Mortgage Securities and Short-Term Investments. In addition, the Mortgage Securities in this category will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government, its agencies, Fannie Mae or Freddie Mac. At least 90% of the Company's assets (Category II) are expected to be investments that qualify for Category I or Mortgage Assets including (i) unrated Mortgage Loans, (ii) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization and (iii) shares of other REITS or mortgage related companies.

   All other assets (Category III) will be less than 10% of the Company's assets. Among the types of assets which generally will be assigned to this category are: (i) Mortgage Securities rated below Investment Grade and
(ii) leveraged Mortgage Derivative Securities.

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

Capital and Leverage Policy

   The Company has financed its purchases of Mortgage Assets through equity from the proceeds of its initial public offering and since the public offering, has financed its purchases primarily by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The borrowings are in the form of reverse repurchase agreements and dollar-roll agreements and may, in the future, be in the form of loan agreements, lines of credit and other credit facilities. The Company's borrowings are secured by Mortgage Assets owned by the Company.

   The Company employs a leveraging strategy to increase its investment assets by borrowing against existing Mortgage Assets and using the proceeds to acquire additional Mortgage Assets. The Company generally maintains a debt-to-equity ratio of between 8:1 and 12:1, although the ratio may vary from time to time depending on market conditions and other factors deemed relevant by the Manager and Company's Board of Directors. The Company believes that this will leave an adequate capital base to protect against interest rate environments in which the Company's borrowing costs might exceed its interest income from Mortgage Assets. For example, these conditions could occur when the interest adjustments on Mortgage Assets lag behind interest rate increases in the Company's short-term borrowings or when the interest rate of the Company's short-term borrowings are mismatched with the interest rate indices of the Company's Mortgage Assets. See "Risk Factors --Failure to Successfully Manage Interest Rate Risks May Adversely Affect Results of Operations" and "Risk Factors--Interest Rate Fluctuations May Decrease Net Interest Income." The Company enters into the collateralized borrowings described herein only with financially sound institutions meeting credit standards approved by the Company's Board of Directors, including approval by a majority of Unaffiliated Directors and monitors the financial condition of such institutions on a regular, periodic basis.

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

   Similar to a reverse repurchase agreement as a method of financing Mortgage Securities, a dollar-roll is a transaction in which the Company sells Mortgage Securities for delivery on a specified future date and simultaneously contracts to repurchase the same or substantially the same type of security on a specified future date. During the roll period, the Company foregoes the principal and interest payments on the Mortgage Securities. The Company, however, is compensated by the interest earned on the cash proceeds of the initial sale and by the typically lower repurchase price at the future date. Because the roll provides funds to the Company for the period of the roll, its value can be expressed in terms of an "implied financing rate." This method of financing is favorable to the Company when the repurchase price is low enough in comparison to the initial sale price so that the implied financing rate is below other alternative short-term borrowing rates (e.g., the rate for reverse repurchase agreements or other short-term borrowings). The Company's ability to enter into dollar-roll agreements may be limited in order to maintain the Company's status as a REIT and to avoid the imposition of tax on the Company. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "--Taxation of the Company."

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

Other Policies

   The Company may purchase stock in other mortgage REITs or stock in similar companies when the Company believes that such purchases will yield fairly attractive returns on capital employed. When the stock market valuations of such companies are low in relation to the market value of their assets, the Company believes that such stock purchases provide a method for the Company to acquire an interest in a pool of Mortgage Assets at an attractive price. The Company does not, however, presently intend to invest in the securities of other issuers for the purpose of exercising control or to underwrite the securities of other issuers. As of December 31, 2000 the Company owned an approximately $1,948,000 position in preferred and common stock issued by other mortgage REITs.

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

   The Company monitors closely its purchases of Mortgage Assets and the income from such assets, including from its hedging strategies, so as to ensure at all times that it maintains its qualification as a REIT and its exemption under the Investment Company Act. The Company has engaged qualified accountants and tax experts to assist in developing accounting systems and testing procedures and to conduct quarterly compliance reviews designed to determine compliance with the REIT Provisions of the Code and the Company's exempt status under the Investment Company Act. See "Federal Income Tax

   Considerations--"Requirements for Qualification as a REIT" and "Risk Factors--Failure to Maintain Exemption from the Investment Company Act Would Adversely Affect Results of Operations" and "--Failure to Maintain REIT Status Would Result in the Company Being Subject to Tax as a Regular Corporation and Substantially Reduce Cash Flow Available for Distribution to Stockholders." No changes in the Company's investment and operating policies, including credit criteria for Mortgage Asset investments, may be made without the approval of the Company's Board of Directors, including by a majority of the Unaffiliated Directors.

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

                                   EMPLOYEES

   As of December 31, 2000 the Company had no employees. The Manager carries out the day to day operations of the Company, subject to the supervision of the Board of Directors and under the terms of the Management Agreement.

                       FEDERAL INCOME TAX CONSIDERATIONS

General

   The following discussion summarizes the material federal income tax considerations that may be relevant to a holder of shares of common stock of the company. This discussion is based on current law in effect for the tax year ending December 31, 2000. The following discussion is not exhaustive of all possible tax considerations. It does not discuss any state, local or foreign tax considerations, nor does it discuss all of the aspects of federal income taxation that may be relevant to a prospective stockholder in light of such stockholder's particular circumstances or to certain types of stockholders (including insurance companies, certain tax-exempt entities, financial institutions, broker/dealers, foreign corporations and persons who are not citizens or residents of the United States) subject to special treatment under federal income tax laws.

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

   The Company elected to become subject to tax as a REIT, for Federal income tax purposes, commencing with the taxable year ending December 31, 1998. The Board of Directors of the Company currently believes that the company operated in a manner that permitted the Company to maintain its qualification as a REIT for the taxable year ended December 31, 2000, and will continue to qualify in each taxable year thereafter. This treatment will permit the Company to deduct dividend distributions to its stockholders for Federal income tax purposes, thus effectively eliminating the "double taxation" that generally results when a corporation earns income and distributes that income to its stockholders in the form of dividends.

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

   On the last day of each calendar quarter, of the investments in securities not included in the 75% of Assets Test, the value of any one issuer's securities may not exceed 5% by value of the Company's total assets (for an exception to this limitation beginning after December 31, 2000, see "New Tax Legislation" below) and the Company may not own more than 10% of any one issuer's outstanding voting securities (for an additional value restriction beginning December 31, 2000, see "New Tax Legislation" below). Hedging contracts (other than those which are Qualified REIT Real Estate Assets) and certain types of other Mortgage Assets may be treated as securities of the entity issuing such agreements or interests. The Company will take measures to prevent the value of such contracts, interests or assets issued by any one entity to exceed 5% of the value of the Company's assets as of the end of each calendar quarter. Moreover, pursuant to its compliance guidelines, the Company intends to monitor closely (on not less than a quarterly basis) the purchase and holding of the Company's assets in order to comply with the above assets tests. In particular, as of the end of each calendar quarter the Company intends to limit and diversify its ownership of hedging contracts and other Mortgage Securities that do not constitute Qualified REIT Real Estate Assets to less than 25%, in the aggregate, by value of its portfolio, to less than 5% by value as to any single issuer, to less than 10% of the voting stock, and to 10% of the value of any single issuer (for an exception to this limitation beginning after December 31, 2000, see "New Tax Legislation" below) (collectively the "25% of Assets Test"). If such limits are ever exceeded, the Company intends to take appropriate remedial action to dispose of such excess assets within the 30-day period after the end of the calendar quarter, as permitted under the Code.

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

   2. The 95% Test. In addition to deriving 75% of its gross income from the sources listed above, at least an additional 20% of the Company's gross income for the taxable year must be derived from those sources, or from dividends, interest or gains from the sale or disposition of stock or other securities that are not Dealer Property (the "95% of Income Test"). Income attributable to Mortgage Warehouse Participations. Mortgage Securities (other than Qualified REIT Real Estate Assets) that the Company holds directly, dividends on stock interest on any other obligations not secured by real property, and gains from the sale or disposition of stock or other securities that are not Qualified REIT Real Estate Assets will constitute qualified income for purposes of the 95% of Income Test only, but will not be qualified income for purposes of the 75% of Income Test. Income from mortgage servicing contracts, loan guarantee fees (or other contracts under which the Company would earn fees for performing services) and hedging (other than with respect to debt that was or will be incurred to acquire Qualified REIT Real Estate Assets) will not qualify for either the 95% or 75% of Income Tests. The Company intends to severely limit such income and its acquisition of any assets or investments the income from which does not qualify for purposes of the 95% of Income Test. Moreover, in order to help ensure compliance with the 95% of Income Test and the 75% of Income Test, the Company limits substantially all of the assets that it acquires to Qualified REIT Real Estate Assets. The policy of the Company to maintain REIT status may limit the type of assets, including hedging contracts, that the Company otherwise might acquire. At December 31, 2000, over 95% of the Company's assets were Qualified REIT Real Estate Assets.

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

   The Company maintains its REIT status by monitoring its income, including income from hedging transactions, futures contracts and sales of Mortgage Assets to comply with the 75% of Income Test and the 95% of Income Test. In order to help assure its compliance with the REIT Provisions of the Code, the Company will adopt guidelines the effect of which will be to limit its ability to earn certain types of income. See
"Operating Policies and Policies." If the Company fails to satisfy one or both of the 75% or 95% of Income Tests for any year, it may face either (a) assuming such failure was for reasonable cause and not willful neglect, a 100% tax on the greater of the amounts of income by which it failed to comply with the 75% of Income Test or the 95% of Income Test, reduced by estimated related expenses or (b) loss of REIT status. There can be no assurance that the Company will always be able to maintain compliance with the gross income tests for REIT qualification despite its periodic monitoring procedures. Moreover, there is no assurance that the relief provisions for a failure to satisfy either the 95% or the 75% of Income Tests will be available in any particular circumstance.

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

Certain United States Federal Income Tax Considerations Applicable to Foreign Holders

   The following discussion summarizes certain United States tax consequences of the acquisition, ownership and disposition of the Common Stock by an initial purchaser of the Common Stock that, for United States income tax purposes, is not a "United States person" (a "Foreign Holder"). For purposes of discussion, a United States persons means: a citizen or resident of the United States; a corporation, partnership, or other entity created or organized in the United States or under the laws of the United States or of any political subdivision thereof (unless, in the case of a partnership, the Service provides otherwise by regulations); an estate whose income is includable in gross income for United States income tax purposes regardless of its source; or, a trust if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons have the authority to control all substantial decisions of the trust. This discussion does not consider any specific facts or circumstances that may apply to a particular Foreign Holder. Prospective investors are urged to consult their tax advisors regarding the United States tax consequences of acquiring, holding and disposing of the Common Stock, as well as any tax consequences that may arise under the laws of any foreign, state, local or other taxing jurisdiction.

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

                              REPURCHASE STRATEGY

   From time to time, the Company may repurchase shares of Common Stock from the open market in order to suit the Company's needs. Through December 31, 2000, the Board of Directors of the Company has authorized the Company to repurchase, and the Company has repurchased, 50,000 shares of Common Stock on the open market.

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

   Federal tax laws applicable to REITs may substantially limit the Company's ability to engage in asset/liability management transactions. Such Federal tax laws may prevent the Company from effectively implementing hedging strategies that the Company determines, absent such restrictions, would best insulate the Company from the risks associated with changing interest rates and prepayments. See "Federal Income Tax Considerations--Requirements for Qualification as a REIT" and "--Taxation of the Company." In this regard, the amount of income the Company may earn from its interest rate caps and other hedging instruments may be subject to substantial limitations under the REIT Provisions of the Code. In particular, income generated by such instruments is non-qualifying income for purposes of the 75% Gross Income Test and is income from the sale of a security subject to the 30% Gross Income Test. Additionally, the Company will treat such income as non-qualifying income for the 95% Gross Income Test unless it receives advice from its tax advisors that such income constitutes qualifying income for purposes of such test. Pursuant to recently enacted legislation, the 30% Gross Income Test has been repealed for taxable years beginning after August 5, 1997, but such income would still not qualify for the 75% Gross Income Test or, subject to the preceding sentence, the 95% Gross Income Test. See "Federal Income Tax Considerations-- Requirements for Qualification as a REIT--Gross Income Tests." This determination may result in management electing to have the Company bear a level of interest rate risk that might otherwise be hedged. The "75% Gross Income Test" means the requirement for each taxable year that at least 75% of the Company's gross income must be derived from certain specified real estate sources including interest income and gain from the disposition of Qualified REIT Real Estate Assets or "qualified temporary investment income" (i.e., income derived from "new capital" within one year of the receipt of such capital). The "95% Gross Income Test" means the requirement for each taxable year that at least 95% of the Company's gross income for each taxable year must be derived from sources of income qualifying for the 75% Gross Income Test, dividends, interest, and gains from the sale of stock or other securities (including certain interest rate swap and cap agreements entered into to hedge variable rate debt incurred to acquire Qualified REIT Real Estate Assets) not held for sale in the ordinary course of business.

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

ITEM 3. LEGAL PROCEEDINGS

   At December 31, 2000 there were no pending legal proceedings to which the Company was a party, or of which any of its property was subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

   The Company's stock began trading on March 17, 1998 and is traded on the American Stock Exchange under the trading symbol ANH. As of March 21, 2001, the Company had 2,359,664 shares of common stock issued and outstanding which was held by 17 holders of record and approximately 1,150 beneficial owners.

   The following sets forth, for the periods indicated, the high, low and closing sales prices on a per share of common stock basis, as reported on the American Stock Exchange and the cash dividends per share of common stock.

                                                               Stock Prices
                                                          ----------------------
                                                           High    Low    Close
                                                          ------- ------ -------
   For the quarter ended June 30, 1998...................   9 1/8  7 3/4   8 1/4
   For the quarter ended Sept. 30, 1998..................       8  4 1/4   4 5/8
   For the quarter ended Dec. 31, 1998................... 4 11/16  3 1/8  4 1/16
   For the quarter ended Mar. 31, 1999................... 4 15/16  3 3/4   4 1/2
   For the quarter ended June 30, 1999...................       5  4 1/8 4 15/16
   For the quarter ended Sept. 30, 1999..................   5 1/2 4 9/16   4 7/8
   For the quarter ended Dec. 31, 1999...................   5 1/4  4 1/2   4 1/2
   For the quarter ended Mar. 31, 2000...................   4 5/8 4 1/16  4 7/16
   For the quarter ended June 30, 2000...................   4 1/2 4 3/16   4 1/4
   For the quarter ended Sept. 30, 2000..................       5  4 1/8       5
   For the quarter ended Dec. 31, 2000...................       5  3 7/8  4 1/16

                                              Cash Dividends
                                                 Declared
                                                Per Share
                                              --------------
   First quarter ended March 31, 1998........    $0.00(partial period, 15 days)
   Second quarter ended June 30, 1998........    $0.15
   Third quarter ended September 30, 1998....    $0.10
   Fourth quarter ended December 31, 1998....    $0.12
   First quarter ended March 31, 1999........    $0.12
   Second quarter ended June 30, 1999........    $0.13
   Third quarter ended September 30, 1999....    $0.14
   Fourth quarter ended December 31, 1999....    $0.14
   First quarter ended March 31, 2000........    $0.15
   Second quarter ended June 30, 2000........    $0.15
   Third quarter ended September 30, 2000....    $0.10
   Fourth quarter ended December 31, 2000....    $0.11(1)

   The Company intends to pay quarterly dividends and to make such distributions to its stockholders in amounts such that all or substantially all of its taxable income in each year (subject to certain adjustments) is distributed so as to qualify for the tax benefits accorded to a REIT under the Code. All distributions will be made by the Company at the discretion of the Board of Directors and will depend on the earnings of the Company, the financial condition of the Company, maintenance of REIT status and such other factors as the Board of Directors may deem relevant from time to time.
--------
(1) The fourth quarter of 2000 dividend was declared in January 2001 and paid in February 2001.

ITEM 6. SELECTED FINANCIAL DATA

   The following selected financial data are derived from the audited financial statements of the Company for the years ended December 31, 2000, December 31, 1999 and for the period from commencement of operations on March 17, 1998 to December 31, 1998. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

 For the years ended December 31, 2000, December 31, 1999 and the period from
     March 17, 1998 (commencement of operations) through December 31, 1998
                 Dollars in thousands (except per share data)

                                               2000        1999        1998
                                            ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA
  Days in period...........................        366         365         290
  Interest and dividend income............. $   10,314  $    9,501  $    8,570
  Interest expense.........................      8,674       7,892       7,378
  Net interest income......................      1,640       1,609       1,192
  General and administrative expenses (G&A
   expenses)...............................        379         400         307
  Net income............................... $    1,261  $    1,209  $      885
  Basic net income per average share....... $     0.54  $     0.53  $     0.38
  Diluted net income per average share..... $     0.54  $     0.53  $     0.38
  Dividends declared per average share..... $     0.40  $     0.53  $     0.37
  Weighted average common shares
   outstanding.............................  2,330,987   2,289,790   2,315,651
BALANCE SHEET DATA AT DECEMBER 31,
  Mortgage backed securities, net.......... $  134,889  $  161,488  $  184,245
  Total assets.............................    141,834     167,144     199,458
  Repurchase agreements....................    121,891     147,690     170,033
  Total liabilities........................    123,633     150,612     182,216
  Stockholders' equity.....................     18,201      16,532      17,242
  Number of common shares outstanding......  2,350,016   2,306,669   2,328,000
OTHER DATA
  Average earning assets................... $  152,289  $  169,618  $  181,445
  Average borrowings.......................    135,631     149,372     165,496
  Average equity(1)........................     19,154      18,931      18,177
  Yield on interest earning assets for the
   years ended December 31, 2000 and
   December 31, 1999 and the period ended
   December 31, 1998.......................       6.79%       5.60%       5.94%
  Cost of funds on interest bearing
   liabilities for the years ended December
   31, 2000 and December 31, 1999 and the
   period ended December 31, 1998..........       6.40%       5.28%       5.61%
ANNUALIZED FINANCIAL RATIOS(1)(2)
  Net interest margin (net interest
   income/average assets)..................       1.09%       0.96%       0.83%
  G&A expenses as a percentage of average
   assets..................................       0.23%       0.24%       0.21%
  G&A expenses as a percentage of average
   equity..................................       1.98%       2.11%       2.02%
  Return on average assets.................       0.84%       0.71%       0.61%
  Return on average equity.................       6.70%       6.38%       5.84%

--------
(1) Average equity excludes fair value adjustment for ARM securities

(2) Each ratio for 1998 has been computed by annualizing the results for the 290-day period ended December 31, 1998

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Certain statements contained in the following discussion are "forward-looking statements" within the meaning of applicable federal securities laws. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "intend," "should," "expect," "anticipate," "estimate" or "continue" or the negatives thereof or other comparable terminology. Forward-looking statements included herein regarding the actual results, performance and achievements of the Company are dependent on a number of factors. The Company's actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including but not limited to, changes in interest rates, changes in yield curve, changes in prepayment rates, the availability of mortgage-backed securities for purchase, the availability of financing and, if available, the terms of any such financing. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

FINANCIAL CONDITION

   At December 31, 2000, the Company held total assets of $142 million, consisting of $115 million of ARM securities, $20 million of fixed-rate mortgage-backed securities, $1.9 million of REIT common and preferred stock and $4.9 million of cash equivalents and other receivables. At December 31, 2000, 98% of the qualified real estate assets held by the Company were Primary assets. Of the ARM securities owned by the Company, 84% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 16% were new origination 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

   The following table presents a schedule of mortgage backed securities owned at December 31, 2000, 1999 and 1998 classified by type of issuer.

MORTGAGE BACKED SECURITIES BY ISSUER

                              December 31, 2000      December 31, 1999      December 31, 1998
                            ---------------------- ---------------------- ----------------------
                            Carrying % of Mortgage Carrying % of Mortgage Carrying % of Mortgage
                             Value    Securities    Value    Securities    Value    Securities
                            -------- ------------- -------- ------------- -------- -------------
                                               (Dollar amounts in thousands)
   Agency..................
   FNMA.................... $110,415      81.9%    $131,758      81.8%    $138,935      76.3%
   FHLMC...................   23,957      17.8%      29,405      18.2%      43,237      23.7%
   Private.................      517       0.4%           0       0.0%           0       0.0%
                            --------     -----     --------     -----     --------     -----
                            $134,889     100.0%    $161,163     100.0%    $182,172     100.0%
                            ========     =====     ========     =====     ========     =====

   The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

MORTGAGE ASSETS BY INDEX/FIXED

                            December 31, 2000      December 31, 1999      December 31, 1998
                          ---------------------- ---------------------- ----------------------
                          Carrying % of Mortgage Carrying % of Mortgage Carrying % of Mortgage
      Index/Fixed          Value    Securities    Value    Securities    Value    Securities
      -----------         -------- ------------- -------- ------------- -------- -------------
                                             (Dollar amounts in thousands)
One-month LIBOR.........  $  1,249       0.9%
Six-month LIBOR.........     7,332       5.4%    $  9,330       5.8%    $ 14,656       8.0%
Six-month Certificate of
 Deposit................     3,692       2.7%       5,611       3.5%       8,461       4.6%
One-year Constant
 Maturity Treasury......    97,491      72.3%     120,036      74.5%     142,459      78.2%
Cost of Funds Index.....     4,713       3.5%       5,615       3.5%       6,545       3.6%
Fixed...................    20,412      15.2%      20,570      12.7%      10,051       5.6%
                          --------     -----     --------     -----     --------     -----
                          $134,889     100.0%    $161,162     100.0%    $182,172     100.0%
                          ========     =====     ========     =====     ========     =====

   The Mortgage Assets portfolio had a weighted average coupon of 7.63%, 5.93% and 6.85% at December 31, 2000, 1999 and 1998, respectively. The weighted average three-month constant prepayment rate ("CPR") of the Company's MBS portfolio was 16.8%, 14.7% and 31.1% as of December 31, 2000, 1999 and 1998,
respectively. At December 31, 2000, 1999 and 1998, respectively, the unamortized net premium paid for the mortgage-backed securities was $2.7 million, $3.5 million and $4.6 million.

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

   The fair value of the Company's portfolio of ARM securities classified as available-for-sale was $1.2 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.86% of the amortized cost of the portfolio as of December 31, 2000. This price decline reflects the possibility of increased future prepayments, which would have the effect of shortening the average life of the Company's ARM securities and decreasing their yield and market value.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2000

   For the year ended December 31, 2000, the Company's net income was $1,261,000, or $0.54 per share (basic and diluted EPS), based on an average of 2,330,987 shares outstanding. Net interest income for the period totaled $1,640,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the year ended December 31, 2000, the Company incurred general and administrative expenses of $379,000, consisting operating expense of $211,000, a base management fee of $167,000 and no incentive management fee.

   By comparison, the Company's net income was $1,209,000 for the year ended December 31, 1999, the Company's first full year of operation. The primary reason for the increase in the Company's profitability in 2000 over 1999 was the continued slowing of prepayments of the Company's Mortgage Assets, a trend which began in 1999.

   The Company's annual return on average equity was 6.70% for the year ended December 31, 2000; this compares favorably to the 1999 figure of 6.38%. The table below shows the annualized components of return on average equity.

ANNUALIZED COMPONENTS OF RETURN ON AVERAGE EQUITY(/1/)

                         Net Interest  G&A Expense/ Net Income/
                         Income/Equity    Equity      Equity
                         ------------- ------------ -----------
For the year ended
 December 31, 2000......     8.68%        1.98%        6.70%
For the year ended
 December 31, 1999......     8.49%        2.11%        6.38%
For the period ended
 December 31, 1998......     7.86%        2.02%        5.84%

--------
(1) Average equity excludes unrealized gain (loss) on available-for-sale securities.

   The following table shows the Company's average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                                                    Annualized
                                                                     Yield on
                                      Average                        Average   Annualized
                                     Amortized           Yield on   Amortized   Yield on  Dividend
                           Average    Cost of  Average    Average    Cost of    Average     and
                            Cash     Mortgage  Earning     Cash      Mortgage   Earning   Interest
                         Equivalents  Assets    Assets  Equivalents   Assets     Assets    Income
                         ----------- --------- -------- ----------- ---------- ---------- --------
                                               (dollar amounts in thousands)
For the year ended
 December 31, 2000......   $2,122    $148,703  $152,289    5.88%       6.80%      6.79%   $10,314
For the year ended
 December 31, 1999......   $6,452    $156,715  $163,167    4.99%       5.86%      5.82%   $ 9,501
For the period ended
 December 31, 1998......   $6,647    $174,798  $181,445    5.65%       6.04%      5.94%   $ 8,570

   The table below shows the Company's average borrowed funds and annualized average cost of funds as compared to average one- and average three-month LIBOR.

                                                                                Average
                                                                     Average    Cost of    Average
                                                                    One-month    Funds     Cost of
                                                                      LIBOR    Relative     Funds
                                                   Average Average Relative to    to     Relative to
                         Average           Average  One-   Three-    Average    Average    Average
                         Borrowed Interest Cost of  Month   Month  Three-month One-month Three-month
                          Funds   Expense   Funds   LIBOR   LIBOR     LIBOR      LIBOR      LIBOR
                         -------- -------- ------- ------- ------- ----------- --------- -----------
                                                (dollar amounts in thousands)
For the year ended Dec.
 31, 2000............... $135,631  $8,674   6.40%   6.42%   6.54%     -0.12%     -0.02%     -0.14%
For the year ended Dec.
 31, 1999............... $149,372  $7,892   5.28%   5.25%   5.42%     -0.17%     +0.03%     -0.14%
For the period ended
 Dec. 31, 1998.......... $165,496  $7,378   5.61%   5.55%   5.54%     +0.01%     +0.06%     +0.07%

   For the year ended December 31, 2000, the yield on the Company's total assets, including the impact of the amortization of premiums and discounts, was 6.79%. For 1999 this figure was 5.82%. The Company's weighted average cost of funds for the year ended December 31, 2000, was 6.40% versus 5.28% for the year ended December 31, 1999.

   The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

   In order for the Manager to earn an incentive fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the year ended December 31, 2000, the Company's annualized return on common equity was 6.70%. The ten-year U.S. Treasury rate for the corresponding period was 6.03%, which would dictate a 7.03% hurdle rate. As a result, the Manager earned no incentive fee. In 1999 the Manager earned no incentive fee.

   Beginning in calendar year 1999, the quarterly Incentive Management Compensation will be subject to annual reconciliation so that the Incentive Management Compensation is based on the Manager's performance for a calendar year rather than a quarter-by-quarter basis.

   The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                               Management Fee &
                            Other Expenses/Average    Performance            Total G&A
                                    Assets         Fee/Average Assets Expenses/Average Assets
                            ---------------------- ------------------ -----------------------
   For the year ended
    December 31, 2000......          0.23%                0.00%                0.23%
   For the year ended
    December 31, 1999......          0.24%                0.00%                0.24%
   For the period ended
    December 31, 1998......          0.21%                0.00%                0.21%

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

   The Company has not experienced credit losses on its portfolio of ARM securities to date, but losses may be experienced in the future. At December 31, 2000, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

   On January 19, 2000 the Company declared a dividend of $0.11 per share payable on February 16, 2001 to holders of record as of February 2, 2001. In total, the Company declared $1,191,182 in dividends for the year ended December 31, 2000 and $1,212,950 in dividends during the year ended December 31, 1999. For the period ended December 31, 1998, $861,360 in dividends was distributed.

   The following table shows the quarterly dividends since inception.

                                              Cash Dividends
                                                 Declared
                                                Per Share
                                              --------------
   First quarter ended March 31, 1998........    $0.00(partial period, 15 days)
   Second quarter ended June 30, 1998........    $0.15
   Third quarter ended September 30, 1998....    $0.10
   Fourth quarter ended December 31, 1998....    $0.12
   First quarter ended March 31, 1999........    $0.12
   Second quarter ended June 30, 1999........    $0.13
   Third quarter ended September 30, 1999....    $0.14
   Fourth quarter ended December 31, 1999....    $0.14
   First quarter ended March 31, 2000........    $0.15
   Second quarter ended June 30, 2000........    $0.15
   Third quarter ended September 30, 2000....    $0.10
   Fourth quarter ended December 31, 2000....    $0.11(1)

LIQUIDITY AND CAPITAL RESOURCES

   The Company's primary source of funds for the year ended December 31, 2000 consisted of reverse repurchase agreements, which totaled $122 million at December 31, 2000. The Company's other significant source of funds for the period ended December 31, 2000 consisted of payments of principal and interest from its Mortgage Assets portfolio in the amount of $28.9 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one to twelve-month maturities and of monthly payments of principal and interest on its ARM securities portfolio. The Company's liquid assets generally consist of unpledged ARM assets, cash and cash equivalents.

   The borrowings incurred during the year ended December 31, 2000 had an annual average interest cost during the period of 6.40%. As of December 31, 2000, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from one month to two months and an average maturity of 32 days. The Company has borrowing arrangements with twelve different financial institutions and on December 31, 2000, had borrowed funds under reverse repurchase agreements with eight of
--------
(1) The fourth quarter of 2000 dividend was declared in January 2001 and paid in February 2001.

these firms. Because the Company borrows money based on the fair value of its ARM securities and because increases in short-term interest rates can negatively impact the valuation of ARM securities, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's ARM securities declines for other reasons. During the year ended December 31, 2000, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

   The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at December 31, 2000 was $18.2 million, or $7.74 per share. If the Company had used historical amortized cost accounting, the Company's equity base at December 31, 2000 would have been $19.4 million, or $8.25 per share.

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

   Unrealized changes in the fair value of Mortgage-Backed Securities have one direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(1.2) million, or (0.86)% of the amortized cost of mortgage assets at December 31, 2000.

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

OTHER MATTERS

   As of December 31, 2000, the Company calculates its Qualified REIT Assets, as defined in the Code, to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2000 revenue for the year ended December 31, 2000 qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company also met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of December 31, 2000, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   On September 23, 1999, McGladrey & Pullen, LLP (McGladrey) resigned as independent auditors of the Company. McGladrey resigned pursuant to their agreement to sell their investment management practice to PricewaterhouseCoopers LLP (PwC). Three partners and twenty-two professionals, including the partner and staff previously serving the Company, joined PwC.

   The report of McGladrey on the financial statements of the Company for it's initial fiscal period ended December 31, 1998 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

   The Company had no disagreements with McGladrey on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of McGladrey would have caused it to make reference to the subject matter of disagreement in connection with its report.

   None of the reportable events listed in Item 304 (a) (1) (v) of Regulation S-K occurred with respect to the Company during the Company's initial fiscal period ended December 31, 1998 and the subsequent interim period preceding the termination of McGladrey.

   On September 20, 1999, the Company, with the approval of its Board of Directors and its Audit Committee, engaged PwC as its independent auditors.

   During the Company's initial fiscal period ended December 31, 1998 and the subsequent interim period preceding the engagement of PwC, neither the Company nor anyone of its behalf consulted PwC regarding the application of accounting principles to a specified completed or contemplated transaction or the type of audit opinion that might be rendered on the Company's financial statements, and no written or oral advice concerning same was provided to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information required by this item is incorporated by reference to the information set forth under the caption "DIRECTORS AND EXECUTIVE OFFICERS" in Anworth's definitive proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 2000, pursuant to Regulation 14A.

ITEM 11. EXECUTIVE COMPENSATION

   Information required by this item is incorporated by reference to the information set forth under the caption "EXECUTIVE COMPENSATION" in Anworth's definitive proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 2000, pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information required by this item is incorporated by reference to the information set forth under the caption "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in Anworth's definitive proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 2000, pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information required by this item is incorporated by reference to the information set forth under the caption "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in Anworth's definitive proxy statement which Anworth intends to file no later than 120 days after the end of fiscal year 2000, pursuant to Regulation 14A.

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

    3. Exhibits:

      3.1 Charter of the Registrant (incorporated by reference to Exhibit
    3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on October 24, 1997.).

      3.2 Bylaws of the Registrant (incorporated by reference to Exhibit
    3.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on October 24, 1997.).

      4.1 Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on December 12, 1997.).

      10.1 Management Agreement between the Registrant and Anworth Mortgage Advisory Corporation (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on February 25, 1998.).

      10.2 Form of 1997 Stock Option and Awards Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on December 12, 1997).

      10.3 Form of Dividend Reinvestment and Stock Purchase Plan
    (incorporated by reference to the Company's Registration Statement on Form S-3 (Registration No. 333-87555) filed with the Securities and Exchange Commission on September 22, 1999).

      23.1 Consent of Independent Accountants.

   (b) Reports on Form 8-K.

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

   "Freddie Mac" means Federal Home Loan Mortgage Corporation.

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

   "Suppliers of Mortgage Assets" means mortgage bankers, savings and loan associations, investment banking firms, banks, home builders, insurance companies and other concerns or lenders involved in mortgage finance or originating and packaging Mortgage Loans, and their Affiliates.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Dated: March 29, 2001                        ANWORTH MORTGAGE ASSET CORPORATION

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

             Signature                         Capacity                   Date
             ---------                         --------                   ----

        /s/ Lloyd McAdams            Chairman of the Board, Chief    March 29, 2001
____________________________________ Executive Officer and
           Lloyd McAdams             Director (Principal
                                     Executive Officer)

      /s/ Pamela J. Watson           Chief Financial Officer         March 29, 2001
____________________________________ (Principal Financial and
          Pamela J. Watson           Accounting Officer)

        /s/ Joe E. Davis             Director                        March 29, 2001
____________________________________
            Joe E. Davis

      /s/ Charles H. Black           Director                        March 29, 2001
____________________________________
          Charles H. Black

                       ANWORTH MORTGAGE ASSET CORPORATION

          FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                               DECEMBER 31, 2000

                       ANWORTH MORTGAGE ASSET CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

REPORTS OF INDEPENDENT ACCOUNTANTS......................................... F-2

FINANCIAL STATEMENTS:
  Balance Sheets--December 31, 2000 and 1999............................... F-4
  Statements of Operations for the years ended December 31, 2000, 1999 and period from March 17, 1998 (commencement of operations) to December 31,
   1998.................................................................... F-5
  Statements of Stockholders' Equity for the years ended December 31, 2000,
   1999 and period from March 17, 1998 (commencement of operations) through
   December 31, 1998....................................................... F-6
  Statements of Cash Flows for the years ended December 31, 2000, 1999 and period from March 17, 1998 (commencement of operations) to December 31,
   1998.................................................................... F-7
  Notes to Financial Statements............................................ F-8

                       Report of Independent Accountants

To the Board of Directors and Stockholders
Anworth Mortgage Asset Corporation

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits as of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
January 15, 2001

                       Report of Independent Accountants

To the Board of Directors and Stockholders
Anworth Mortgage Asset Corporation

   We have audited the accompanying statements of operations, stockholders' equity and cash flows of Anworth Mortgage Asset Corporation for the period from March 17, 1998 (commencement of operations) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements of Anworth Mortgage Asset Corporation referred to above present fairly, in all material respects, the results of its operations and its cash flows for the period from March 17, 1998 (commencement of operations) to December 31, 1998 in conformity with generally accepted accounting principles.

                                          McGladrey & Pullen, LLP

New York, New York
January 9, 1999

                       ANWORTH MORTGAGE ASSET CORPORATION

                                 BALANCE SHEETS

                                                              December 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (Amounts in
                                                               thousands)
                          ASSETS
                          ------

Assets
  Mortgage backed securities (Notes 2, 3, and 4)........... $134,889  $161,488
  Other marketable securities (Note 2).....................    1,948     1,193
  Cash and cash equivalents (Note 1).......................    3,894     3,303
  Accrued interest and dividends receivable................    1,090     1,111
  Prepaid expenses and other...............................       13        49
                                                            --------  --------
                                                            $141,834  $167,144
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Liabilities
  Reverse repurchase agreements (Note 3)................... $121,891  $147,690
  Accrued interest payable.................................    1,706     2,445
  Dividends payable........................................      --        323
  Accrued expenses and other...............................       36       154
                                                            --------  --------
                                                             123,633   150,612
                                                            --------  --------

Stockholders' Equity
  Preferred stock, par value $.01 per share; authorized
   20,000,000 shares; no shares issued and outstanding.....      --        --
  Common stock; par value $.01 per share; authorized
   100,000,000 shares; 2,400,016 and 2,356,669 issued and
   2,350,016 and 2,306,669 outstanding, respectively.......       24        23
  Additional paid in capital...............................   19,243    19,070
  Accumulated other comprehensive income, unrealized gain
   (loss) on available for sale securities (Note 2)........   (1,186)   (2,351)
  Retained earnings........................................      349        19
  Treasury stock at cost (50,000 shares)...................     (229)     (229)
                                                            --------  --------
                                                              18,201    16,532
                                                            --------  --------
                                                            $141,834  $167,144
                                                            ========  ========


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF OPERATIONS

                                               For the year  Period from March
                                                  ended          17, 1998
                                               December 31,  (commencement of
                                              --------------  operations) to
                                               2000    1999  December 31, 1998
                                              ------- ------ -----------------
                                                (Amounts in thousands except
                                                      per share data)
Interest and dividend income net of
 amortization of premium and discount........ $10,314 $9,501      $8,570
Interest expense.............................   8,674  7,892       7,378
                                              ------- ------      ------
Net interest income.......................... $ 1,640 $1,609      $1,192

Expenses: (Note 6)
  Management fee.............................     167    175         144
  Incentive fee..............................     --     --            2
  Other expense..............................     211    225         161
                                              ------- ------      ------
Net Income................................... $ 1,261 $1,209      $  885
                                              ======= ======      ======
Basic and diluted earnings per share......... $  0.54 $ 0.53      $ 0.38
                                              ======= ======      ======
Dividends declared per share................. $  0.40 $ 0.53      $ 0.37
                                              ======= ======      ======
Weighted average number of shares
 outstanding.................................   2,331  2,290       2,316
                                              ======= ======      ======


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

  Period from March 17, 1998 (commencement of operations) to December 31, 1998 and years ended December 31, 1999 and December 31, 2000

                         Common   Common   Additional Accum. Other            Treasury
                         Stock     Stock    Paid-in   Comprehensive Retained   Stock   Comprehensive
                         Shares  Par Value  Capital   Income (Loss) Earnings  at Cost     Income      Total
                         ------  --------- ---------- ------------- --------  -------- ------------- -------
                                                      (Amounts in thousands)
Balance, March 17,
 1998...................     0     $--      $     1                 $   --                           $     1
 Issuance of common
  stock................. 2,328       23      18,970                                                   18,993
 Available-for-sale
  securities, fair value
  adjustment............                                 $(1,775)                         $(1,775)    (1,775)
 Net income.............                                                884                   884        884
                                                                                          -------
Other comprehensive
 income (loss)..........                                                                  $  (891)
                                                                                          =======
 Dividends declared--
  $0.37 per share.......                                               (861)                            (861)
                         -----     ----     -------      -------    -------    -----                 -------
Balance, December 31,
 1998................... 2,328     $ 23     $18,971      $(1,775)   $    23    $ --                  $17,242
                         =====     ====     =======      =======    =======    =====                 =======

 Issuance of common
  stock.................    29        0          99                                                       99
 Available-for-sale
  securities, fair value
  adjustment............                                    (576)                            (576)      (576)
 Net income.............                                              1,209                 1,209      1,209
                                                                                          -------
Other comprehensive
 income (loss)..........                                                                  $   633
                                                                                          =======
Repurchase of common
 stock..................   (50)     --                                          (229)                   (229)
 Dividends declared--
  $0.53 per share.......                                             (1,213)                          (1,213)
                         -----     ----     -------      -------    -------    -----                 -------
Balance, December 31,
 1999................... 2,307     $ 23     $19,070      $(2,351)   $    19    $(229)                $16,532
                         =====     ====     =======      =======    =======    =====                 =======
 Issuance of common
  stock.................    43        1         173                                                      174
 Available-for-sale
  securities, fair value
  adjustment............                                   1,165                            1,165      1,165
 Net income.............                                              1,261                 1,261      1,261
                                                                                          -------
Other comprehensive
 income (loss)..........                                                                  $ 2,426
                                                                                          =======
 Dividends declared--
  $0.40 per share.......                                               (931)                            (931)
                         -----     ----     -------      -------    -------    -----                 -------
Balance, December 31,
 2000................... 2,350     $ 24     $19,243      $(1,186)   $   349    $(229)                $18,201
                         =====     ====     =======      =======    =======    =====                 =======


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF CASH FLOWS

                                            For the year      Period from March
                                                ended             17, 1998
                                            December 31,      (commencement of
                                          ------------------   operations) to
                                            2000      1999    December 31, 1998
                                          --------  --------  -----------------
                                             (Dollar amounts in thousands)
Operating Activities:
  Net income............................. $  1,261  $  1,209      $     885
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
    Amortization.........................      698     1,468          1,489
    Decrease (increase) in accrued
     interest receivable.................       21       300         (1,411)
    Decrease (increase) in prepaid
     expenses and other..................       36       (34)           (15)
    Increase (decrease) in accrued
     interest payable....................     (739)      646          1,799
    Increase (decrease) in accrued
     expenses and other..................     (118)       96             58
                                          --------  --------      ---------
      Net cash provided by operating
       activities........................    1,159     3,685          2,805

Investing Activities:
  Available-for-sale securities:
    Purchases............................   (2,618)  (43,658)      (231,361)
    Principal payments...................   28,930    53,619         53,409
                                          --------  --------      ---------
      Net cash provided by investing
       activities........................   26,312     9,961       (177,952)

Financing Activities:
  Net borrowings from (repayments of)
   reverse repurchase agreements.........  (25,799)  (22,343)       170,033
  Proceeds from common stock issued,
   net...................................      173        99         18,994
  Repurchase of common stock.............      --       (229)           --
  Dividends paid.........................   (1,254)   (1,169)          (582)
                                          --------  --------      ---------
      Net cash provided by (used in)
       financing activities..............  (26,880)  (23,642)       188,445
                                          --------  --------      ---------
  Net increase (decrease) in cash and
   cash equivalents......................      591    (9,996)        13,298
  Cash and cash equivalents at beginning
   of period.............................    3,303    13,299              1
                                          --------  --------      ---------
  Cash and cash equivalents at end of
   period................................ $  3,894  $  3,303      $  13,299
                                          ========  ========      =========

Supplemental Disclosure of Cash Flow
 Information
  Cash paid for interest................. $  9,413  $  7,246      $   5,579

Supplemental Disclosure of Investing and
 Financing Activities
  Mortgage securities purchased, not yet
   settled............................... $    --   $    --       $  10,047

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

CREDIT RISK

   At December 31, 2000 the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA mortgage backed securities ("MBS") are guaranteed by those respective agencies. At December 31, 2000, because of the government agencies' guarantee, substantially all of the Company's mortgage backed securities have an implied "AAA" rating.

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

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Heding Activities, which is effective for all fiscal years beginning after December 15, 2000. SFAS No. 133 established a framework of accounting rules that standardize accounting for all derivative instruments. The Statement requires that all derivative financial instruments be carried on the balance sheet at fair value. The Company has not yet acquired any derivative instruments.

   In September of 2000, the Financial Accounting Standards Board issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The provisions of this standard will be applied prospectively in the Company's fiscal quarter starting April 1, 2001. The Company does not expect the implementation of this standard to materially affect the Company's reported results of operations and financial position.

NOTE 2. SECURITIES

   The following table summarizes the Company's mortgage backed securities classified as available-for-sale as of December 31, 2000 and 1999, which are carried at their fair value ($000's):

                                                 December 31, 2000
                                    -------------------------------------------
                                      Federal     Federal     Other
                                     Home Loan   National   Mortgage-   Total
                                     Mortgage    Mortgage     backed     MBS
                                    Corporation Association Securities  Assets
                                    ----------- ----------- ---------- --------
     Amortized cost................   $24,162    $111,379      $487    $136,028
     Unrealized gains..............        28         189        29         246
     Unrealized losses.............      (233)     (1,152)        0      (1,385)
                                      -------    --------      ----    --------
     Fair value....................   $23,957    $110,416      $516    $134,889
                                      =======    ========      ====    ========

                                                 December 31, 1999
                                    -------------------------------------------
                                      Federal     Federal     Other
                                     Home Loan   National   Mortgage-   Total
                                     Mortgage    Mortgage     backed     MBS
                                    Corporation Association Securities  Assets
                                    ----------- ----------- ---------- --------
     Amortized cost................   $30,066    $133,612      $  0    $163,678
     Unrealized gains..............        41         101                   142
     Unrealized losses.............      (377)     (1,955)               (2,332)
                                      -------    --------      ----    --------
     Fair value....................   $29,730    $131,758      $  0    $161,488
                                      =======    ========      ====    ========

                      ANWORTH MORTGAGE ASSET CORPORATION

   In addition, at December 31, 2000 the Company held positions in preferred and common stock of other mortgage REITs, valued at $1,948,000. The following table summarizes the Company's securities as of December 31, 2000 and 1999 at their fair value ($000's):

                                                        December 31, 2000
                                                     --------------------------
                                                                REIT
                                                       MBS     Stocks   Total
                                                     --------  ------  --------
     Amortized Cost................................. $135,467  $1,995  $137,462
     Unrealized gains...............................      807       0       807
     Unrealized losses..............................   (1,385)    (47)   (1,432)
                                                     --------  ------  --------
     Estimated fair value........................... $134,889  $1,948  $136,837
                                                     ========  ======  ========

                                                        December 31, 1999
                                                     --------------------------
                                                                REIT
                                                       MBS     Stocks   Total
                                                     --------  ------  --------
     Amortized Cost................................. $163,353  $1,355  $164,708
     Unrealized gains...............................      142       0       142
     Unrealized losses..............................   (2,332)   (162)   (2,494)
                                                     --------  ------  --------
     Estimated fair value........................... $161,163  $1,193  $162,356
                                                     ========  ======  ========

NOTE 3. REVERSE REPURCHASE AGREEMENTS

   The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). At December 31, 2000, these agreements are collateralized by mortgage backed securities with a fair value of $133,896,000.

   At December 31, 2000, the repurchase agreements had a weighted average interest rate of 6.68%, an average maturity of 32 days and the following remaining maturities (amounts in thousands):

     Within 59 days.................................................... $101,103
     60 to 89 days.....................................................   20,788
                                                                        --------
                                                                        $121,891
                                                                        ========

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

NOTE 5. INITIAL PUBLIC OFFERING AND CAPITAL STOCK

   On March 17, 1998 the Company completed its initial public offering of common stock, $0.01 par value. The Company issued 2,200,000 shares of common stock at a price of $9 per share and received net proceeds of $18,414,000, net of underwriting discount of $0.63 per share. Offering costs in connection with the public

                      ANWORTH MORTGAGE ASSET CORPORATION
offering, including the underwriting discount and other expenses, which total $491,182, have been charged against the proceeds of the offering. Prior to March 17, 1998, the Company had no operations other than activities relating to its organization, registration under the Securities Act of 1933 and the issuance of 100 shares of its common stock to its initial shareholder.

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

   For the year ended December 31, 2000, the Company declared dividends to stockholders totaling $0.51 per share, of which $0.40 was paid in 2000 and $0.11 was declared in January 2001 and is payable on February 16, 2001. For the year ended December 31, 1999 and the period ended December 31, 1998 the Company declared dividends of $0.53 and $0.37, respectively. For Federal income tax purposes such dividends are ordinary income to the Company's stockholders.

   Late in 1998 the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. During 1999 the Company completed this repurchase at an average cost of $4.58 per share.

   In September of 1999 the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company's common stock and to reinvest dividends in additional shares of the Company's common stock. The Company raised equity capital of $174,000 in 2000 and $99,000 in 1999 as a result of this plan.

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

   For the year ended December 31, 2000, the Company paid the Manager $167,000 in base management fees and no incentive management fees; for the year ended December 31, 1999, the Company paid the Manager $175,000 in base management fees and no incentive fees and for the period ended December 31, 1998 the Manager was paid a base management fee of $144,000 and incentive fee of $2,000.

                      ANWORTH MORTGAGE ASSET CORPORATION

NOTE 7. STOCK OPTION PLAN

   The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the Company's common stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. For these options, those granted to officers become exercisable over a three year period following their date of grant, while those granted to directors become exercisable six months after their date of grant. During the year ended December 31, 1999, the Company granted an additional 50,000 options at an exercise price of $4.60 and 12,500 DER's. These options become exercisable three years after the date of grant. All options granted expire on March 11, 2008. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the average market price of the stock exceeds the effective strike price of the options. Since inception, the Company has recorded $10,000 in compensation expense related to the DER's.

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

                                                  2000       1999       1998
                                               ---------- ----------  --------
     Net income--as reported.................  $1,261,000 $1,209,000  $885,000
     Net income--pro forma...................  $1,167,000 $1,115,000  $811,000
     Basic and diluted earnings per share--as
      reported...............................  $     0.54 $     0.53  $   0.38
     Basic and diluted earnings per share--
      pro forma..............................  $     0.50 $     0.49  $   0.35
     Assumptions:
       Dividend yield........................         n/a         10%       10%
       Expected volatility...................         n/a         35%       35%
       Risk-free interest rate...............         n/a        6.6%      5.5%
       Expected lives........................         n/a    7 years   7 years

   The fair value of options granted during 1999 was $1.75 per share. The fair value of the options granted during 1998 was $1.90. There were no options granted in 2000.

                       ANWORTH MORTGAGE ASSET CORPORATION

NOTE 8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

                                                 For the year ended December 31,
                                                              2000:
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (amounts in thousands except
                                                         per share data)
Interest and dividend income.................... $2,627  $2,646  $2,549  $2,493
Interest expense................................  2,132   2,181   2,241   2,120
                                                 ------  ------  ------  ------
Net interest income.............................    495     465     308     373
Expenses........................................    101      97      99      83
                                                 ------  ------  ------  ------
Net Income...................................... $  394  $  368  $  209  $  290
                                                 ======  ======  ======  ======
Basic and diluted earnings per share............ $ 0.17  $ 0.16  $ 0.09  $ 0.12
                                                 ======  ======  ======  ======
Average number of shares outstanding............  2,314   2,326   2,338   2,346
                                                 ======  ======  ======  ======

                                                 For the year ended December 31,
                                                              1999:
                                                 -------------------------------
                                                  First  Second   Third  Fourth
                                                 Quarter Quarter Quarter Quarter
                                                 ------- ------- ------- -------
                                                  (amounts in thousands except
                                                         per share data)
Interest and dividend income.................... $2,404  $2,211  $2,349  $2,537
Interest expense................................  2,036   1,816   1,921   2,119
                                                 ------  ------  ------  ------
Net interest income.............................    368     395     428     418
Expenses........................................     90      94     114     102
                                                 ------  ------  ------  ------
Net Income...................................... $  278  $  301  $  314  $  316
                                                 ======  ======  ======  ======
Basic and diluted earnings per share............ $ 0.12  $ 0.13  $ 0.14  $ 0.14
                                                 ======  ======  ======  ======
Average number of shares outstanding............  2,320   2,279   2,278   2,283
                                                 ======  ======  ======  ======

                                 EXHIBIT INDEX

  3.1 Charter of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-11 (Registration No. 333-
      38641) filed with the Securities and Exchange Commission on October 24,
      1997).

  3.2 Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-11 (Registration No. 333-
      38641) filed with the Securities and Exchange Commission on October 24,
      1997).

  4.1 Form of Stock Certificate of the Registrant (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-11
      (Registration No. 333-38641) filed with the Securities and Exchange
      Commission on December 12, 1997).

 10.1 Management Agreement between the Registrant and Anworth Mortgage Advisory
      Corporation (incorporated by reference to Exhibit 10.1 to the Company's
      Registration Statement on Form S-11 (Registration No. 333-38641) filed with the Securities and Exchange Commission on February 25, 1998).

 10.2 Form of 1997 Stock Option and Awards Plan (incorporated by reference to
      Exhibit 10.2 to the Company's Registration Statement on Form S-11
      (Registration No. 333-38641) filed with the Securities and Exchange
      Commission on December 12, 1997).

 10.3 Form of Dividend Reinvestment and Stock Purchase Plan (incorporated by reference to the Company's Registration Statement on Form S-3
      (Registration No. 333-87555) filed with the Securities and Exchange
      Commission on September 22, 1999).

 23.1 Consent of Independent Accountants.