Form 10-Q
period 2001-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2001-05-15
CIK 1047884

================================================================================

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            ______________________

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

As of March 31, 2001, 2,359,664 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ______________________

================================================================================

                                     INDEX
                                     -----

Part I.      Financial Information                                                           Page
-------      ---------------------                                                           ----
Item 1.      Financial Statements

             Balance Sheets at March 31, 2001 and December 31, 2000....................        3

             Statements of Operations for the three months ended March 31, 2001 and
             March 31, 2000............................................................        4

             Statement of Stockholders' Equity for the three months ended
             March 31, 2001............................................................        5

             Statements of Cash Flows for the three months ended March 31, 2001 and
             March 31, 2000............................................................        6

             Notes to the Financial Statements.........................................       7-10

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations.............................      11-18

Item 3.      Quantitative and Qualitative Disclosures about Market Risk................      18-19

Part II.     Other Information
--------     -----------------

Item 1.      Legal Proceedings.........................................................       19

Item 2.      Changes in Securities.....................................................       19

Item 3.      Defaults upon Senior Securities...........................................       19

Item 4.      Submission of Matters to a Vote of Security Holders.......................       19

Item 5.      Other Information.........................................................       19

Item 6.      Exhibits and Reports on Form 8-K..........................................       20


Signatures.............................................................................       20

Part I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
  (Amounts in thousands)

                                                       March 31, 2001          December 31, 2000
                                                       --------------          -----------------
                                                         (unaudited)

Assets
  Mortgage backed securities                           $      156,978           $      134,889
  Other marketable securities                                   1,637                    1,948
  Cash and cash equivalents                                       691                    3,894
  Accrued interest and dividends receivable                     1,287                    1,090
  Prepaid expenses and other                                       49                       13
                                                       --------------           --------------
                                                       $      160,642           $      141,834
                                                       ==============           ==============
Liabilities and Stockholders' Equity

Liabilities
  Reverse repurchase agreements                        $      140,602           $      121,891
  Accrued interest payable                                        947                    1,706
  Accrued expenses and other                                      125                       36
                                                       --------------           --------------
                                                              141,674                  123,633
                                                       --------------           --------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
    authorized 20,000,000 shares;
    no shares issued and outstanding                              -                        -
  Common stock; par value $.01 per share;
    authorized 100,000,000 shares;  2,409,664 and
    2,400,016 issued and 2,359,664 and 2,350,016
    outstanding respectively                                       24                       24
  Additional paid in capital                                   19,287                   19,243
  Accumulated other comprehensive income, unrealized
    gain (loss) on available for sale securities                 (749)                  (1,186)
  Retained earnings                                               635                      349
  Treasury stock at cost (50,000 shares)                         (229)                    (229)
                                                       --------------           --------------
                                                               18,968                   18,201
                                                       --------------           --------------
                                                       $      160,642           $      141,834
                                                       ==============           ==============

See notes to financial statements.

Statements of Operations (unaudited)
(Amounts in thousands except per share data)

                                                                   For the three months ended March 31,
                                                                     2001                       2000


Interest and dividend income net of
  amortization of premium and discount                            $    2,556                 $    2,627
Interest expense                                                       1,921                      2,132
                                                                  ----------                 ----------
Net interest income                                               $      635                 $      495

Gain on sale of assets                                                    71                         -

Expenses:
  Management fee                                                          47                         41
  Incentive fee                                                           56
  Other expense                                                           59                         61
                                                                  ----------                 ----------
Net Income                                                        $      545                 $      393
                                                                  ==========                 ==========
Basic and diluted earnings per share                              $     0.23                 $     0.17
                                                                  ==========                 ==========
Dividends declared per share                                      $     0.20*                $     0.15
                                                                  ==========                 ==========
Weighted average number of shares outstanding                          2,354                      2,314
                                                                  ==========                 ==========

* Declared in April 2001

See notes to financial statements.

Statement of Stockholders' Equity (unaudited)
For the three months ended March 31, 2001
(Amounts in thousands)

                                                                      Accum.
                                                                       Other
                                     Common   Common    Additional    Compre-                 Treasury      Compre-
                                     Stock     Stock     Paid-in      hensive     Retained      Stock       hensive
                                     Shares  Par Value   Capital    Income(Loss)  Earnings     at Cost    Income(Loss)    Total
                                     --------------------------------------------------------------------------------------------
Balance, December 31, 2000            2,350   $    24    $ 19,243    $  (1,186)     $  349     $  (229)                  $18,201

  Issuance of common stock               10        -           44                        0                                    44
  Available-for-sale securities,
    Fair value adjustment                                                  437                                    437        437
  Net income                                                                           545                        545        545
                                                                                                           ----------
Other comprehensive income (loss)                                                                          $      982
                                                                                                           ==========
Repurchase of common stock               -         -                                                -                         -
  Dividends paid
    $0.15 per share                                                                   (259)                                 (259)
                                     ---------------------------------------------------------------------               --------
Balance, March 31, 2001               2,360   $    24    $ 19,287    $    (749)     $  635     $  (229)                  $18,968
                                     =====================================================================               ========

See notes to financial statements.

Statements of Cash Flows (unaudited)
  (Amounts in thousands)

                                                                          For the three months ended March 31,
                                                                            2001                      2000
                                                                         -----------               -----------
Operating Activities:
  Net income                                                             $      545                $      393
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Amortization                                                                199                       183
    Decrease (increase) in accrued interest
        and dividends receivable                                               (197)                       15
    Increase (decrease) in accrued interest payable                            (759)                     (130)
    Increase (decrease) in accrued expenses and other                            52                       (70)
                                                                         -----------               -----------
        Net cash provided by (used in) operating activities                    (160)                      391

Investing Activities:
  Available-for-sale securities:
    Purchases                                                               (29,958)                     (572)
    Proceeds from sale                                                          348                         -
    Principal payments                                                        8,070                     6,005
                                                                         -----------               -----------
        Net cash provided by (used in) investing activities                 (21,540)                    5,433

Financing Activities:
  Net borrowings from reverse repurchase agreements                          18,711                    (4,134)
  Proceeds from common stock issued, net                                         45                        24
  Repurchase of common stock                                                      -                         -
  Dividends paid                                                               (259)                     (323)
                                                                         -----------               -----------
        Net cash provided by (used in) financing activities                  18,497                    (4,433)
                                                                         -----------               -----------
Net increase (decrease) in cash and cash equivalents                         (3,203)                    1,391
Cash and cash equivalents at beginning of period                              3,894                     3,302
                                                                         -----------               -----------
Cash and cash equivalents at end of period                               $      691                $    4,693
                                                                         ===========               ===========

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                 $    2,680                $    2,262
                                                                         ===========               ===========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 2001

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

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

CREDIT RISK

At March 31, 2001 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At March 31, 2001, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of March 31, 2001, which are carried at their fair value:

                                 Federal          Federal
                                Home Loan        National           Other         Total
                                 Mortgage        Mortgage         Mortgage         MBS
($000's)                       Corporation      Association      Securities       Assets
------------------------------------------------------------------------------------------
Amortized Cost                   $36,522         $120,072           $480         $157,074
Paydowns Receivable                  605                -              -              605
Unrealized gains                      50              322             38              410
Unrealized losses                   (219)            (892)             0           (1,111)
                          ----------------------------------------------------------------
Fair value                       $36,958         $119,502           $518         $156,978
                          ----------------------------------------------------------------

In addition, at March 31, 2001 the Company held a position in a preferred stock issued by Thornburg Mortgage Inc. and common stock issued by Anthracite Capital Inc.; in total these positions had a fair value of $1,637,000.

The following table summarizes the Company's securities as of March 31, 2001 at their fair value:

                                              Fixed
                                               Rate        REIT
($000's)                         ARMS          MBS         Stock        Total
-------------------------------------------------------------------------------
Amortized Cost                 $120,091      $36,983      $1,684      $158,758
Paydowns Receivable                 605            -           -           605
Unrealized gains                    119          291           0           410
Unrealized losses                  (954)        (157)        (47)       (1,158)
                          ------------------------------------------------------
Estimated fair value           $119,861      $37,117      $1,637      $158,615
                          ------------------------------------------------------

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offered Rate ("LIBOR"). At March 31, 2001 the Company's reverse repurchase agreements had an average term to maturity of 27 days.

At March 31, 2001, the repurchase agreements had the following remaining maturities:
--------------------------------------------------------------------------------

   Within 59 days                      $126,502,000
   60 to 89 days                         14,100,000
   90 to 119 days                                 0
                                       ------------
                                       $140,602,000
                                       ------------

NOTE 4.  INITIAL PUBLIC OFFERING

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

For the quarters ended March 31, 2001 and March 31, 2000, the Company paid the Manager $47,000 and $41,000, respectively, in base management fee. For the quarters ended March 31, 2001 and March 31, 2000, the Company paid the Manager $56,000 and no incentive compensation, respectively.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of March 31, 2000, the Company had granted a total of 198,000 options, with strike prices of either $9 per share or $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options will expire ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the strike price.

For the quarter ended March 31, 2001, the Company recorded $1,375 in operating expense associated with this plan. Please refer to the Company's Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934, filed with the Securities and Exchange Commission on April 30, 2001, for more information regarding options and DER's outstanding.

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

Under the new policies, (i) at least 60% of the Company's total assets are expected to be adjustable or fixed rate Mortgage Securities and Short-Term Investments which will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac (Category I securities); (ii) at least 90% of the

Company's assets are expected to be investments that qualify for Category I above or Mortgage Assets including (a) unrated Mortgage Loans and, (b) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization (Category II securities); and (iii) all other assets shall be less than 10% of the Company's assets, among these being securities such as (a) Mortgage Securities rated below Investment Grade, (b) leveraged Mortgage Derivative Securities, and (c) shares of other REITS or mortgage related companies (Category III securities). At its January 19, 2001 meeting the Board approved amending the operating policy to define shares of other REITS or mortgage related companies as Category II securities.

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

FINANCIAL CONDITION

At March 31, 2001, the Company held total assets of $161 million, consisting primarily of $120 million of ARMs, $37 million of fixed-rate mortgage backed securities and $1.6 million of REIT common and preferred stock. This balance sheet size represents an approximate 12% increase over the balance sheet size at March 31, 2000. At March 31, 2001, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 86% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 14% were 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage backed securities owned at March 31, 2001, classified by type of issuer.

MORTGAGE SECURITIES BY ISSUER
(Dollar amounts in thousands)

=============================================================
Agency                       Carrying              Portfolio
                               Value               Percentage
-------------------------------------------------------------
FNMA                         $119,502                 76.1
-------------------------------------------------------------
FHLMC                          36,958                 23.6
-------------------------------------------------------------
Private Placement                 518                  0.3
-------------------------------------------------------------
  Total Portfolio            $156,978                  100
=============================================================


The following table classifies the Company's portfolio of mortgage backed securities, by type of interest rate index.

MORTGAGE ASSETS BY INDEX
(Dollar amounts in thousands)

==================================================================
                  Index                     Carrying    Portfolio
                                             Value     Percentage
------------------------------------------------------------------
One-month LIBOR                             $  1,093          0.7%
------------------------------------------------------------------
Six-month LIBOR                                6,731          4.3%
------------------------------------------------------------------
Six-month Certificate of
   Deposit                                     3,569          2.3%
------------------------------------------------------------------
One-year Constant
  Maturity Treasury                          103,452         65.8%
------------------------------------------------------------------
Cost of Funds Index                            4,498          2.9%
------------------------------------------------------------------
Fixed rate                                    37,635         24.0%
------------------------------------------------------------------
                                            $156,978        100.0%
==================================================================

The ARM portfolio had a weighted average coupon of 7.59% at March 31, 2001. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 22%, 16% and 18%, respectively, for the months of January, February and March 2001. At March 31, 2001 the unamortized net premium paid for the mortgage-backed securities was $2.8 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $0.70 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.48% of the amortized cost of the portfolio as of March 31, 2001. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

The fair value of the Company's REIT common and preferred stock was $47,000 less than its cost, resulting in a negative adjustment of 2.8% of the cost of the securities as of March 31, 2001. The price decline reflects an increase in interest rates which caused the price of the security to fall.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED WITH THE THREE MONTHS ENDED MARCH 31, 2000

For the quarter ended March 31, 2001, the Company's net income was $545,000, or $0.23 per share (basic and diluted EPS), based on an average of 2,354,000 shares outstanding. Net interest income for the quarter totaled $635,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended March 31, 2000, the Company's net income was $393,000 or $0.17 per share (basic and diluted ESP), based on an average of 2,314,000 shares outstanding. The net interest income for the quarter ended March 31, 2000 was $495,000. The increase in net income was due primarily to the decline in short-term interest rates, allowing the Company to borrow at lower rates to finance its portfolio holdings.

During the first quarters of 2001 and 2000, the Company incurred operating expenses of $162,000 and $102,000 respectively, consisting in 2001 of a base management fee of $47,000, incentive management fee of $56,000 and other operating expenses of $59,000 and in 2000 of a base management fee of $41,000, incentive management fee of $1,000 and other operating expenses of $60,000. The primary difference in operating expenses in the first quarter of 2001 versus the first quarter of 2000 was increase in incentive management fee. Also, during the first quarter of 2001, the Company realized a gain on the sale of assets of $71,000.

The Company's return on average equity was 2.70% or, on an annualized basis, 10.03%, for the quarter ended March 31, 2001 as compared to 2.06% for the same period in 2000. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

=======================================================================================================
For the Quarter Ended               Net Interest Income/         G&A Expense/(2)         Net Income/(3)
                                           Equity                     Equity                Equity
-------------------------------------------------------------------------------------------------------
June 30, 1998                               2.52%                    0.65%                  1.87%
-------------------------------------------------------------------------------------------------------
September 30, 1998                          1.92%                    0.64%                  1.28%
-------------------------------------------------------------------------------------------------------
December 31, 1998                           1.62%                    0.23%                  1.40%
-------------------------------------------------------------------------------------------------------
March 31, 1999                              1.94%                    0.47%                  1.46%
-------------------------------------------------------------------------------------------------------
June 30, 1999                               2.20%                    0.49%                  1.70%
-------------------------------------------------------------------------------------------------------
September 30, 1999                          2.27%                    0.61%                  1.66%
-------------------------------------------------------------------------------------------------------
December 31, 1999                           2.21%                    0.54%                  1.67%
-------------------------------------------------------------------------------------------------------
March 31, 2000                              2.59%                    0.53%                  2.06%
-------------------------------------------------------------------------------------------------------
June 30, 2000                               2.55%                    0.50%                  2.05%
-------------------------------------------------------------------------------------------------------
September 30, 2000                          1.61%                    0.52%                  1.09%
-------------------------------------------------------------------------------------------------------
December 31, 2000                           1.93%                    0.43%                  1.50%
-------------------------------------------------------------------------------------------------------
March 31, 2001                              3.24%                    0.54%                  2.70%
=======================================================================================================

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.
(3) Excludes gain on sale of assets.

The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

==================================================================================================================================
                                              Average                                           Yield on
                                               Daily                           Yield on      Average Daily     Yield on
                              Average         Amortized                         Average        Amortized       Average    Dividend
                               Daily          Cost of           Average          Daily          Cost of         Daily       and
                               Cash           Mortgage           Daily           Cash           Mortgage       Earning    Interest
in thousands                Equivalents        Assets        Earning Assets   Equivalents       Assets          Assets     Income
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                $6,878         $175,340          $182,218          5.59            6.17          6.14       $2,799
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998           $5,476         $196,014          $201,490          5.56            5.92          5.91       $2,978
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998          $6,736         $187,444          $194,181          5.00            5.62          5.60       $2,717
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999               $8,384         $170,633          $179,017          4.87            5.40          5.37       $2,404
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                $6,168         $157,679          $163,846          4.76            5.44          5.41       $2,216
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999           $7,507         $161,379          $168,886          5.15            5.55          5.53       $2,337
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999            $3,751         $162,974          $166,724          5.29            6.10          6.08       $2,536
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000               $2,316         $163,000          $165,316          4.86            6.38          6.36       $2,627
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 2000                $2,186         $156,317          $158,503          6.30            6.74          6.74       $2,669
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 2000           $2,075         $148,340          $150,415          6.60            6.78          6.78       $2,549
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 2000            $1,912         $141,502          $143,414          5.86            6.97          6.95       $2,493
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2001               $3,543         $146,951          $150,494          5.39            6.83          6.79       $2,556
==================================================================================================================================

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

=======================================================================================================================
                                                                                 Average        Average       Average
                                                                                One-month       Cost of       Cost of
                                                                                  LIBOR          Funds         Funds
                        Average               Average    Average    Average      Relative      Relative       Relative
                         Daily                 Daily       One-      Three-     to Average    to Average     to Average
                        Borrowed   Interest   Cost of     Month      Month     Three-month     One-month    Three-month
in thousands             Funds     Expense     Funds      LIBOR      LIBOR        LIBOR          LIBOR         LIBOR
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998           $162,829    $2,318     5.70%      5.66%      5.69%        (0.03)%        0.04%         0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1998       182,954     2,611     5.71%      5.62%      5.62%          0.00%        0.09%         0.09%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1998        174,611     2,407     5.51%      5.36%      5.27%          0.09%        0.15%         0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 1999           157,555     2,036     5.24%      4.95%      5.00%        (0.05)%        0.29%         0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999            144,828     1,816     5.09%      4.96%      5.08%        (0.12)%        0.13%         0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1999       149,183     1,921     5.22%      5.28%      5.44%        (0.16)%      (0.06)%       (0.22)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1999        145,923     2,119     5.89%      5.77%      6.13%        (0.36)%      (0.12)%       (0.24)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2000           144,696     2,132     5.98%      5.93%      6.12%        (0.19)%      (0.05)%       (0.14)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 2000            138,799     2,181     6.37%      6.47%      6.65%        (0.18)%      (0.10)%       (0.28)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 2000       131,880     2,240     6.89%      6.62%      6.70%        (0.08)%        0.17%         0.19%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 2000        127,150     2,120     6.76%      6.64%      6.67%        (0.03)%        0.12%         0.09%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2001           130,279     1,921     5.98%      5.47%      5.29%          0.18%        0.51%         0.69%
=======================================================================================================================



For the quarter ended March 31, 2001, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 6.83%. The Company's weighted average cost of funds at March 31, 2001 was 5.40%.

In general, the Company's operating margin can be estimated from the tables above by comparing the yield on average earning assets to the average daily cost of funds. The table below summarizes this operating margin.

=============================================================================
                               Yield on
                                Average           Average
                                 Daily             Daily            Average
                                Earning           Cost of          Operating
                                Assets             Funds            Margin
-----------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                  6.14%             5.70%             0.44%
-----------------------------------------------------------------------------
For the quarter ended
  September 30, 1998             5.91%             5.71%             0.20%
-----------------------------------------------------------------------------
For the quarter ended
    December 31, 1998            5.60%             5.51%             0.09%
-----------------------------------------------------------------------------
For the quarter ended
  March 31, 1999                 5.37%             5.24%             0.13%
-----------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                  5.41%             5.09%             0.32%
-----------------------------------------------------------------------------
For the quarter ended
  September 30, 1999             5.53%             5.22%             0.31%
-----------------------------------------------------------------------------
For the quarter ended
  December 31, 1999              6.08%             5.89%             0.19%
-----------------------------------------------------------------------------
For the quarter ended
  March 31, 2000                 6.36%             5.98%             0.38%
-----------------------------------------------------------------------------
For the quarter ended
June 30, 2000                    6.74%             6.37%             0.37%
-----------------------------------------------------------------------------
For the quarter ended
September 30, 2000               6.78%             6.89%           (0.11)%
-----------------------------------------------------------------------------
For the quarter ended
December 31, 2000                6.98%             6.76%             0.22%
-----------------------------------------------------------------------------
For the quarter ended
March 31, 2001                   6.83%             5.98%             0.85%
=============================================================================

The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 2001, the Manager earned $56,000 in incentive fee. During the first quarter of 2001, the Company's return on stockholder's investment was 2.8% or, on an annualized basis, 11.29%. The ten-year U.S. Treasury rate for the corresponding period was 5.0%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

====================================================================================================
                          Management Fee & Other                                Total G&A Expenses/
For The                          Expenses/                Performance Fee/          Total Assets
Quarter Ended                  Total Assets                 Total Assets
----------------------------------------------------------------------------------------------------
Jun 30, 1998                      0.23%                        0.00%                   0.23%
----------------------------------------------------------------------------------------------------
Sep 30, 1998                      0.24%                        0.00%                   0.24%
----------------------------------------------------------------------------------------------------
Dec 31, 1998                      0.09%                        0.00%                   0.09%
----------------------------------------------------------------------------------------------------
Mar 31, 1999                      0.21%                        0.00%                   0.21%
----------------------------------------------------------------------------------------------------
Jun 30, 1999                      0.21%                        0.00%                   0.21%
----------------------------------------------------------------------------------------------------
Sep 30, 1999                      0.27%                        0.00%                   0.27%
----------------------------------------------------------------------------------------------------
Dec 31, 1999                      0.24%                        0.00%                   0.24%
----------------------------------------------------------------------------------------------------
Mar 31, 2000                      0.25%                        0.00%                   0.25%
----------------------------------------------------------------------------------------------------
Jun 30, 2000                      0.25%                        0.00%                   0.25%
----------------------------------------------------------------------------------------------------
Sep 30, 2000                      0.27%                        0.00%                   0.27%
----------------------------------------------------------------------------------------------------
Dec 31, 2000                      0.23%                        0.00%                   0.23%
----------------------------------------------------------------------------------------------------
Mar 31, 2001                      0.26%                        0.14%                   0.40%
====================================================================================================

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

The Company has not experienced credit losses on its portfolio of mortgage backed securities to date, but losses may be experienced in the future. At March 31, 2001, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

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

On April 20, 2001 the Company declared a dividend of $0.20 per share payable on May 16, 2001 to holders of record as of May 2, 2001.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

==================================================================
For the quarter ended                          Dividend per share
------------------------------------------------------------------
June 30, 1998                                  $0.15
------------------------------------------------------------------
September 30, 1998                             $0.10
------------------------------------------------------------------
December 31, 1998                              $0.12
------------------------------------------------------------------
March 31, 1999                                 $0.12
------------------------------------------------------------------
June 30, 1999                                  $0.13
------------------------------------------------------------------
September 30, 1999                             $0.14
------------------------------------------------------------------
December 31, 1999                              $0.14
------------------------------------------------------------------
March 31, 2000                                 $0.15
------------------------------------------------------------------
June 30, 2000                                  $0.15
------------------------------------------------------------------
September 30, 2000                             $0.10
------------------------------------------------------------------
December 31, 2000                              $0.11
------------------------------------------------------------------
March 31, 2001                                 $0.20
==================================================================

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended March 31, 2001 consisted of reverse repurchase agreements, which totaled $141 million at March 31, 2001. The Company's other significant source of funds for the quarter ended March 31, 2001 consisted of payments of principal and interest from its mortgage securities portfolio in the amount of $8.0 million. In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its MBS securities portfolio. The Company's liquid assets generally consist of unpledged MBS assets, cash and cash equivalents.

The borrowings incurred during the quarter ended March 31, 2001 had a weighted average interest cost during the quarter of 6.0% compared with 5.9% for the quarter ended March 31, 2000. As of March 31, 2001, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with ten different financial institutions and on March 31, 2001, had borrowed funds under reverse repurchase agreements with nine of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended March 31, 2001, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at March 31, 2001 was $19.0 million, or $8.04 per share. If the Company had used historical amortized cost accounting, the Company's equity base at March 31, 2001 would have been $19.7 million, or $8.36 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(0.75) million, or (0.48)% of the amortized cost of mortgage backed securities at March 31, 2001.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

OTHER MATTERS

As of March 31, 2001, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2000 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company believes it met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of March 31, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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


PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At March 31, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

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


Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits
None

(b) Reports on Form 8-K
None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



ANWORTH MORTGAGE ASSET CORPORATION



Dated: May 15, 2001



By: /s/ Lloyd McAdams
-------------------------
Lloyd McAdams
President
(authorized officer of registrant)



Dated: May 15, 2001



By: /s/ Pamela J. Watson
-------------------------
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)