Form 10-Q
period 2001-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2001-08-13
CIK 1047884

================================================================================

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                            _______________________

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


                         Commission File No. 001-13709
                            _______________________

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

      Registrant's telephone number, including area code: (310) 394-0115
                            _______________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

As of June 30, 2001, 2,375,427 shares of Common Stock, $0.01 par value per share, were outstanding.

                            ______________________

================================================================================

                                     INDEX
                                     -----


Part I.    Financial Information                                            Page
-------    ---------------------                                            ----

Item 1.    Financial Statements

             Balance Sheets at June 30, 2001 and December 31, 2000..........  3

             Statements of Operations for the three months and six months ended June 30, 2001 and June 30, 2000..........................  4

             Statement of Stockholders' Equity for the three months ended
             March 31, 2001 and June 30, 2001...............................  5

             Statements of Cash Flows for the three months ended June 30,
             2001 and June 30, 2000.........................................  6

             Notes to the Financial Statements..............................  7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................... 10


Part II.  Other Information
--------  -----------------

Item 1.      Legal Proceedings.............................................. 19

Item 2.      Changes in Securities.......................................... 19

Item 3.      Defaults upon Senior Securities................................ 19

Item 4.      Submission of Matters to a Vote of Security Holders............ 19

Item 5.      Other Information.............................................. 19

Item 6.      Exhibits and Reports on Form 8-K............................... 19


Signatures.................................................................. 20

PART 1. FINANCIAL INFORMATION

Item 1.  Financial Statements
ANWORTH MORTGAGE ASSET CORPORATION
Balance Sheets
  (Amounts in thousands)


                                                 June 30, 2001        December 31, 2000
                                                 -------------        -----------------
                                                  (unaudited)
Assets
  Mortgage backed securities                          $161,047                 $134,889
  Other marketable securities                            1,713                    1,948
  Cash and cash equivalents                              1,140                    3,894
  Accrued interest and dividends receivable              1,133                    1,090
  Prepaid expenses and other                                34                       13
                                                 -------------        -----------------
                                                      $165,066                 $141,834
                                                 =============        =================

Liabilities and Stockholders'
 Equity

Liabilities
  Reverse repurchase agreements                       $134,437                 $121,891
  Payable for securities purchased                      10,094
  Accrued interest payable                                 883                    1,706
  Dividends payable                                          -                        -
  Accrued expenses and other                               272                       36
                                                 -------------        -----------------
                                                       145,686                  123,633
                                                 -------------        -----------------

STOCKHOLDERS' EQUITY

  Preferred stock, par value $.01 per share;
   authorized 20,000,000 shares;
   no shares issued and outstanding                          -                        -
  Common stock; par value $.01 per share;
   authorized 100,000,000 shares;  2,425,427 and
   2,400,016 issued and 2,375,427 and 2,350,016
   outstanding respectively                                 24                       24
  Additional paid in capital                            19,378                   19,243
  Accumulated other comprehensive income,
   unrealized gain (loss) on available for sale
   securities                                             (650)                  (1,186)
  Retained earnings                                        857                      349
  Treasury stock at cost (50,000 shares)                  (229)                    (229)
                                                 -------------        -----------------
                                                        19,380                   18,201
                                                 -------------        -----------------
                                                      $165,066                 $141,834
                                                 =============        =================

See notes to financial statements.

Statements of Operations (unaudited)
(Amounts in thousands, except per share data)

                                            Three months ended June 30,       Six months ended June 30,
                                            ---------------------------       -------------------------
                                               2001             2000            2001             2000
                                               ----             ----            ----             ----
Interest and dividend income net of
  amortization of premium                    $ 2,518          $ 2,646          $ 5,075         $ 5,273
Interest expense                              (1,650)          (2,181)          (3,571)         (4,313)
                                             -------          -------          -------         -------
Net interest income                          $   868          $   465          $ 1,504         $   960

  Gain on sale of assets                          81                               152
Less:
  Management fee                                 (49)             (41)             (96)            (82)
  Incentive fee                                  (88)               -             (144)             (1)
  Other expense                                 (118)             (56)            (177)           (116)
                                             -------          -------          -------         -------
Net Income                                   $   694          $   368          $ 1,239         $   761
                                             =======          =======          =======         =======
Basic and diluted earnings per share         $  0.29          $  0.16          $  0.52         $  0.33
                                             =======          =======          =======         =======
Dividends declared per share (Note 1)        $  0.24          $  0.15          $  0.44         $  0.30
                                             =======          =======          =======         =======
Average number of shares outstanding           2,368            2,326            2,361           2,320
                                             =======          =======          =======         =======
Statement of Comprehensive Income

Net Income                                   $   694          $   368           $1,239         $   761
Available for sale securities,
  fair value adjustment                           98             (330)             535            (923)
                                             -------          -------          -------         -------
Comprehensive Income                         $   792          $    38           $1,774         $  (162)
                                             =======          =======          =======         =======

Note 1: Effective as of the third quarter of 2000, dividends are declared after the close of the quarter

See notes to financial statements.

Statements of Stockholders' Equity (unaudited)
For the three months ended March 31, 2001 and June 30, 2001
(Amounts in thousands)


                                                                          Accum.
                                                                          Other
                                      Common    Common    Additional     Compre-                  Treasury      Compre-
                                      Stock      Stock     Paid-in       hensive       Retained     Stock        hensive
                                      Shares   Par Value   Capital      Income(Loss)   Earnings    at Cost     Income(Loss)  Total
                                    -----------------------------------------------------------------------------------------------
Balance, December 31, 2000             2,350    $     24   $  19,243    $    (1,186)   $    349    $  (229)                $ 18,201

 Issuance of common stock                 10           0          45                                                             45
 Available-for-sale securities,
  Fair value adjustment                                                         437                                  437        437
 Net income                                                                                 545                      545        545
                                                                                                               ---------
Other comprehensive income (loss)                                                                                $   982
                                                                                                               =========
 Dividends declared-
  $0.11 per share                                                                          (259)                               (259)

                                    ----------------------------------------------------------------------                ---------
Balance, March 31, 2001                2,360    $     24   $  19,287    $      (749)   $    635    $  (229)                $ 18,969
                                    ======================================================================                =========

 Issuance of common stock                 16           0          91                                                             91
 Available-for-sale securities,
  Fair value adjustment                                                          98                                   98         98
 Net income                                                                                 694                      694        694
                                                                                                               ---------
Other comprehensive income (loss)                                                                                $   792
                                                                                                               =========
 Dividends declared-
  $0.20 per share                                                                          (472)                               (472)

                                    ----------------------------------------------------------------------                ---------
Balance, June 30, 2001                 2,375    $     24   $  19,378    $      (650)   $    857    $  (229)                $ 19,380
                                    ======================================================================                =========

See notes to financial statements.

Statements of Cash Flows (unaudited)
(Amounts in thousands)

                                                            For the three months ended June 30,
                                                                2001                   2000
                                                            ------------            -----------
Operating Activities:
  Net income                                                $    694                $    368
  Adjustments to reconcile net income to
  net cash provided by operating activities:
   Amortization                                                  309                     158
   Decrease (increase) in accrued interest
    and dividends receivable                                     155                      17
   Increase (decrease) in accrued interest payable               (64)                   (984)
   Increase (decrease) in accrued expenses and other             163                     (19)
                                                            --------                --------
    Net cash provided by operating activities                  1,257                    (460)

Investing Activities:
  Available-for-sale securities:
  Purchases                                                   (8,349)                    (67)
  Proceeds from sale                                             747                       -
  Principal payments                                          13,340                   6,540
                                                            --------                --------
    Net cash provided by (used in) investing activities        5,738                   6,473

Financing Activities:
  Net borrowings from reverse repurchase agreements           (6,165)                 (6,855)
  Proceeds from common stock issued, net                          91                      58
  Repurchase of common stock                                       -                       -
  Dividends paid                                                (472)                   (347)
                                                            --------                --------
    Net cash provided by (used in) financing activities       (6,546)                 (7,144)
                                                            --------                --------
Net increase (decrease) in cash and cash equivalents             449                  (1,131)
Cash and cash equivalents at beginning of period                 691                   4,693
                                                            --------                --------
Cash and cash equivalents at end of period                  $  1,140                $  3,562
                                                            ========                ========

See notes to financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 2001

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation (the "Company") was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities ("MBS") on March 17, 1998, upon completion of its initial public offering of the Company's common stock.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

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

CREDIT RISK

At June 30, 2001 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At June 30, 2001, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements.

EARNINGS PER SHARE

Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share. The impact of this dilution for the quarter ended June 30, 2001 was less than one half of one cent.

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

NOTE 2.  MORTGAGE BACKED SECURITIES

The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of June 30, 2001, which are carried at their fair value:

                               Federal          Federal
                             Home Loan         National        Other      Total
                              Mortgage         Mortgage     Mortgage        MBS
($000's)                   Corporation      Association   Securities     Assets
-------------------------------------------------------------------------------
Amortized Cost                 $34,526         $126,424           $0   $160,949
Paydown Receivable                 970                                      970
Unrealized gains                    35              361                     396
Unrealized losses                 (272)            (997)                 (1,269)
                         ------------------------------------------------------
Fair value                     $35,258         $125,788           $0   $161,046
                         ------------------------------------------------------

In addition, at June 30, 2001 the Company held a position in a preferred stock issued by Thornburg Mortgage Inc. which had a fair value of $1,713,000.

The following table summarizes the Company's securities as of June 30, 2001 at their fair value:

                                               Fixed
                                                Rate        REIT
($000's)                         ARMS            MBS       Stock        Total
-------------------------------------------------------------------------------
Amortized Cost               $125,074        $35,875      $1,491     $162,440
Paydown Receivable                970                                     970
Unrealized gains                  172            224         222          618
Unrealized losses                (847)          (422)                  (1,269)
                          ---------------------------------------------------
Estimated fair value         $125,369        $35,677      $1,713     $162,759
                          ---------------------------------------------------

NOTE 3. REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offered Rate ("LIBOR"). At June 30, 2001 the Company's reverse repurchase agreements had an average term to maturity of 27 days.

At June 30, 2001, the repurchase agreements had the following remaining maturities:


--------------------------------------------------------------------------------
  Within 59 days                              $121,862,000
  60 to 89 days                                 12,575,000
  90 to 119 days                                         0
                                            --------------
                                              $134,437,000
                                            --------------

NOTE 4. TRANSACTIONS WITH AFFILIATES

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

For the quarters ended June 30, 2001 and June 30, 2000, the Company paid the Manager $49,000 and $41,000, respectively, in base management fee. For the second quarters of 2001 and 2000, the Company paid the Manager $88,000 for the quarter ended June 30, 2001 and no incentive compensation for the quarter ended June 30, 2000.

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 600,000 of the outstanding shares of the company's Common Stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of June 30, 2001, the Company had granted a total of 198,000 options, with strike prices of either $9 per share or $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options will expire ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the effective strike price.

During the quarter ended June 30, 2001, 114,000 of the outstanding DER's were truncated and shortly after June 30, 2001 the remaining 34,500 DER's were truncated. After the dividend declared on April 20, 2001, no more dividends will accrue to the DER's.

For the quarter ended June 30, 2001, the Company recorded $61,000 in operating expense associated with this plan.

NOTE 5.  SHARE REPURCHASE

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

At its June 17, 1999 and January 19, 2001 meetings the Board of Directors approved modifications to the Company's operating policy. In June of 1999 the Company modified its policy of investing primarily in adjustable rate mortgage assets. The current policy allows the Company to invest substantially more of its assets in fixed rate mortgage securities. Depending on mortgage market conditions, these purchases may or may not be accompanied by the purchase of hedging instruments intended to mitigate the attendant interest rate risk. The Company will target an overall one-year duration for the portfolio, taking all assets and hedging instruments into account. In January of 2001 the Board approved a change in the classification of shares of other REITS or mortgage
related companies from Category III to Category II, as defined below.   See
"Statement of Operating Policies" below.

These policies may be modified or waived by the Board of Directors at any time without consent of the Company's stockholders. The ultimate effect of any changes in operating policies is uncertain.

Under the current policies, (i) at least 60% of the Company's total assets are expected to be adjustable or fixed rate Mortgage Securities and Short-Term Investments which will either be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization (such as Moody's, Fitch or Standard & Poors), or if not rated will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac (Category I securities); (ii) at least 90% of the Company's assets are expected to be investments that qualify for Category I above or Mortgage Assets including (a) unrated Mortgage Loans, (b) Mortgage Securities rated at least Investment Grade by at least one nationally recognized statistical rating organization, and (c) shares of other REITS or mortgage related companies (Category II securities); and (iii) all other assets shall be less than 10% of the Company's assets, among these being securities such as (a) Mortgage Securities rated below Investment Grade and (b) leveraged Mortgage Derivative Securities (Category III securities).


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

FINANCIAL CONDITION

At June 30, 2001, the Company held total assets of $165 million, consisting primarily of $114 million of ARMs, $45 million of fixed-rate mortgage backed securities and $1.7 million of REIT preferred stock. This balance sheet size represents an approximate 5% increase over the balance sheet size at June 30, 2000. At June 30, 2001, the Company was well within its asset allocation guidelines, with over 98% of total assets in Category I or II. Of the ARM securities owned by the Company, 80% were adjustable-rate pass-through certificates which reset at least once a year. The remaining 20% were 3/1 and 5/1 hybrid ARMS. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. A small position in a private placement, non-agency mortgage backed asset was sold during the period at a gain.

The following table presents a schedule of mortgage backed securities owned at June 30, 2001, classified by type of issuer.

MORTGAGE SECURITIES BY ISSUER
(Dollar amounts in thousands)


Agency                              Carrying              Portfolio
                                     Value               Percentage
-----------------------------------------------------------------------------
FNMA                                $125,788                78.6%
-----------------------------------------------------------------------------
FHLMC                                 34,288                21.4%
-----------------------------------------------------------------------------
Private Placement                      0                     0.0%
-----------------------------------------------------------------------------
  Total Portfolio                   $160,076               100.0%
=============================================================================

The following table classifies the Company's portfolio of mortgage backed securities, by type of interest rate index.

MORTGAGE ASSETS BY INDEX
(Dollar amounts in thousands)


        Index                   Carrying       Portfolio
                                 Value         Percentage
-----------------------------------------------------------------
One-month LIBOR               $    708            0.4%
-----------------------------------------------------------------
Six-month LIBOR                  5,645            3.5%
-----------------------------------------------------------------
Six-month Certificate of
 Deposit                         2,656            1.7%
-----------------------------------------------------------------
One-year Constant
 Maturity Treasury             101,096           63.2%
-----------------------------------------------------------------
Cost of Funds Index              4,252            2.7%
-----------------------------------------------------------------
Fixed rate                      45,719           28.6%
-----------------------------------------------------------------
                              $160,076          100.0%
=================================================================

The ARM portfolio had a weighted average coupon of 7.37% at June 30, 2001. The weighted average one-month constant prepayment rates ("CPR") of the Company's MBS portfolio were 35%, 27% and 26%, respectively, for the months of April, May and June 2001. At June 30, 2001 the unamortized net premium paid for the mortgage-backed securities was $2.8 million.

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

The fair value of the Company's portfolio of mortgage-backed securities classified as available-for-sale was $0.65 million less than the amortized cost of the securities, resulting in a negative adjustment of 0.40% of the amortized cost of the portfolio as of June 30, 2001. In the case of the ARMs, the price decline reflects the possibility of faster future prepayments which would have the effect of shortening the average life of the Company's MBS and decreasing their yield. In the case of the fixed-rate MBS, fair value tends to decline when interest rates are rising and tends to rise when interest rates are declining.

The fair value of the Company's REIT common and preferred stock was $222,000 more than its cost, resulting in a positive adjustment of 14.9% of the cost of the securities as of June 30, 2001. The price increase reflects an decrease in interest rates which caused the price of the security to rise.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001

For the quarter ended June 30, 2001, the Company's net income was $694,000, or $0.29 per share (basic and diluted EPS), based on an average of 2,367,000 shares outstanding. Net interest income for the quarter totaled $868,000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended June 30, 2000, the Company's net income was $368,000. The increase in net income was due primarily to the decline in short-term interest rates, allowing the Company to borrow at lower rates to finance its portfolio holdings.

During the second quarters of 2001 and 2000, the Company incurred operating expenses of $255,000 and $97,000 respectively, consisting in 2001 of a base management fee of $49,000, incentive management fee of $88,000 and other operating expenses of $118,000 and in 2000 of a base management fee of $41,000, no incentive management fee and other operating expenses of $56,000. The primary difference in operating expenses in the second quarter of 2001 versus the first quarter of 2000 was increase in incentive management fee and compensation expense associated with the Company's Stock Option and Awards Plan. Also, during the second quarter of 2001, the Company realized a gain on the sale of assets of $81,000.

The Company's return on average equity was 3.49% or, on an annualized basis, 14.72%, for the quarter ended June 30, 2001. The table below shows the components of return on average equity.

COMPONENTS OF RETURN ON AVERAGE EQUITY/1/

For the Quarter Ended                 Net Interest Income/               G&A Expense/2//                 Net Income/
                                             Equity                           Equity                       Equity
--------------------------------------------------------------------------------------------------------------------------
June 30, 1998                                2.52%                            0.65%                         1.87%
--------------------------------------------------------------------------------------------------------------------------
September 30, 1998                           1.92%                            0.64%                         1.28%
--------------------------------------------------------------------------------------------------------------------------
December 31, 1998                            1.62%                            0.23%                         1.40%
--------------------------------------------------------------------------------------------------------------------------
March 31, 1999                               1.94%                            0.47%                         1.46%
--------------------------------------------------------------------------------------------------------------------------
June 30, 1999                                2.20%                            0.49%                         1.70%
--------------------------------------------------------------------------------------------------------------------------
September 30, 1999                           2.27%                            0.61%                         1.66%
--------------------------------------------------------------------------------------------------------------------------
December 31, 1999                            2.21%                            0.54%                         1.67%
--------------------------------------------------------------------------------------------------------------------------
March 31, 2000                               2.59%                            0.53%                         2.06%
--------------------------------------------------------------------------------------------------------------------------
June 30, 2000                                2.55%                            0.50%                         2.05%
--------------------------------------------------------------------------------------------------------------------------
September 30, 2000                           1.61%                            0.52%                         1.09%
--------------------------------------------------------------------------------------------------------------------------
December 31, 2000                            1.93%                            0.43%                         1.50%
--------------------------------------------------------------------------------------------------------------------------
March 31, 2001                               3.24%                            0.54%                         2.70%
--------------------------------------------------------------------------------------------------------------------------
June 30, 2001                                4.34%                            0.85%                         3.49%
--------------------------------------------------------------------------------------------------------------------------

(1) Average equity excludes unrealized gain (loss) on available-for-sale MBS.
(2) Excludes performance fees.


The following table shows the Company's average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.


                                              Average                          Yield on         Yield on       Yield on
                              Average          Daily                            Average      Average Daily     Average    Dividend
                               Daily       Amortized Cost       Average          Daily       Amortized Cost     Daily       and
                               Cash         of Mortgage          Daily           Cash         of Mortgage      Earning    Interest
in thousands                Equivalents        Assets        Earning Assets   Equivalents        Assets         Assets     Income
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998               $6,878           $175,340          $182,218         5.59            6.17           6.14     $2,799
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998          $5,476           $196,014          $201,490         5.56            5.92           5.91     $2,978
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998         $6,736           $187,444          $194,181         5.00            5.62           5.60     $2,717
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999              $8,384           $170,633          $179,017         4.87            5.40           5.37     $2,404
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999               $6,168           $157,679          $163,846         4.76            5.44           5.41     $2,216
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999          $7,507           $161,379          $168,886         5.15            5.55           5.53     $2,337
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999           $3,751           $162,974          $166,724         5.29            6.10           6.08     $2,536
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000              $2,316           $163,000          $165,316         4.86            6.38           6.36     $2,627
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 2000               $2,186           $156,317          $158,503         6.30            6.74           6.74     $2,669
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  September 30, 2000          $2,075           $148,340          $150,415         6.60            6.78           6.78     $2,549
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  December 31, 2000           $1,912           $141,502          $143,414         5.86            6.97           6.95     $2,493
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2001              $2,075           $146,951          $150,494         5.39            6.83           6.79     $2,556
----------------------------------------------------------------------------------------------------------------------------------
For the quarter ended
  June 30, 2001               $4,706           $153,069          $157,775         4.14            6.42           6.35     $2,506
----------------------------------------------------------------------------------------------------------------------------------

The table below shows the Company's average daily borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR.

                                                                                   Average        Average       Average
                                                                                  One-month       Cost of       Cost of
                                                                                    LIBOR          Funds         Funds
                          Average               Average    Average    Average      Relative      Relative       Relative
                           Daily                 Daily       One-      Three-     to Average    to Average     to Average
                          Borrowed   Interest   Cost of     Month      Month     Three-month     One-month    Three-month
in thousands               Funds     Expense     Funds      LIBOR      LIBOR        LIBOR          LIBOR         LIBOR
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1998           $162,829     $2,318      5.70%      5.66%      5.69%        (0.03)%         0.04%          0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1998       182,954      2,611      5.71%      5.62%      5.62%          0.00%         0.09%          0.09%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1998        174,611      2,407      5.51%      5.36%      5.27%          0.09%         0.15%          0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 1999           157,555      2,036      5.24%      4.95%      5.00%        (0.05)%         0.29%          0.24%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 1999            144,828      1,816      5.09%      4.96%      5.08%        (0.12)%         0.13%          0.01%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 1999       149,183      1,921      5.22%      5.28%      5.44%        (0.16)%       (0.06)%        (0.22)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 1999        145,923      2,119      5.89%      5.77%      6.13%        (0.36)%       (0.12)%        (0.24)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2000           144,696      2,132      5.98%      5.93%      6.12%        (0.19)%       (0.05)%        (0.14)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 2000            138,799      2,181      6.37%      6.47%      6.65%        (0.18)%       (0.10)%        (0.28)%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
September 30, 2000       131,880      2,240      6.89%      6.62%      6.70%        (0.08)%         0.17%          0.19%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
December 31, 2000        127,150      2,120      6.76%      6.64%      6.67%        (0.03)%         0.12%          0.09%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
March 31, 2001           130,279      1,921      5.98%      5.47%      5.29%          0.18%         0.51%          0.69%
-----------------------------------------------------------------------------------------------------------------------
For the quarter
ended
June 30, 2001            138,275      1,649      4.84%      4.27%      4.17%          0.04%         0.57%          0.67%
-----------------------------------------------------------------------------------------------------------------------

For the quarter ended June 30, 2001, the yield on the Company's total assets, including the impact of the amortized premiums and discounts, was 6.42%. The Company's weighted average cost of funds at June 30, 2001 was 4.31%.

In general, the Company's operating margin can be estimated from the tables above by comparing the yield on average earning assets to the average daily cost of funds. The table below summarizes this operating margin.

                                 Average             Average
                                  Daily               Daily              Average
                                 Earning             Cost of            Operating
                                 Assets               Funds              Margin
------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1998                   6.14%               5.70%               0.44%
------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1998              5.91%               5.71%               0.20%
------------------------------------------------------------------------------------
For the quarter ended
    December 31, 1998             5.60%               5.51%               0.09%
------------------------------------------------------------------------------------
For the quarter ended
  March 31, 1999                  5.37%               5.24%               0.13%
------------------------------------------------------------------------------------
For the quarter ended
  June 30, 1999                   5.41%               5.09%               0.32%
------------------------------------------------------------------------------------
For the quarter ended
  September 30, 1999              5.53%               5.22%               0.31%
------------------------------------------------------------------------------------
For the quarter ended
  December 31, 1999               6.08%               5.89%               0.19%
------------------------------------------------------------------------------------
For the quarter ended
  March 31, 2000                  6.36%               5.98%               0.38%
------------------------------------------------------------------------------------
For the quarter ended
June 30, 2000                     6.74%               6.37%               0.37%
------------------------------------------------------------------------------------
For the quarter ended
September 30, 2000                6.78%               6.89%             (0.11)%
------------------------------------------------------------------------------------
For the quarter ended
December 31, 2000                 6.98%               6.76%               0.22%
------------------------------------------------------------------------------------
For the quarter ended
March 31, 2001                    6.83%               5.98%               0.85%
------------------------------------------------------------------------------------
For the quarter ended
June 30, 2001                     6.42%               4.84%               1.58%
------------------------------------------------------------------------------------


The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

In order for the Manager to earn a performance fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the second quarter of 2001, the Manager earned $88,000 in incentive fee. During the second quarter of 2001, the Company's return on stockholder's investment was 3.6% or, on an annualized basis, 14.4%. The ten-year U.S. Treasury rate for the corresponding period was 5.3%.

The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                                 Management Fee & Other                                            Total G&A Expenses/
For The                                 Expenses/                   Performance Fee/                  Total Assets
Quarter Ended                         Total Assets                    Total Assets
--------------------------------------------------------------------------------------------------------------------------
Jun 30, 1998                            0.23%                           0.00%                           0.23%
--------------------------------------------------------------------------------------------------------------------------
Sep 30, 1998                            0.24%                           0.00%                           0.24%
--------------------------------------------------------------------------------------------------------------------------
Dec 31, 1998                            0.09%                           0.00%                           0.09%
--------------------------------------------------------------------------------------------------------------------------
Mar 31, 1999                            0.21%                           0.00%                           0.21%
--------------------------------------------------------------------------------------------------------------------------
Jun 30, 1999                            0.21%                           0.00%                           0.21%
--------------------------------------------------------------------------------------------------------------------------
Sep 30, 1999                            0.27%                           0.00%                           0.27%
--------------------------------------------------------------------------------------------------------------------------
Dec 31, 1999                            0.24%                           0.00%                           0.24%
--------------------------------------------------------------------------------------------------------------------------
Mar 31, 2000                            0.25%                           0.00%                           0.25%
--------------------------------------------------------------------------------------------------------------------------
Jun 30, 2000                            0.25%                           0.00%                           0.25%
--------------------------------------------------------------------------------------------------------------------------
Sep 30, 2000                            0.27%                           0.00%                           0.27%
--------------------------------------------------------------------------------------------------------------------------
Dec 31, 2000                            0.23%                           0.00%                           0.23%
--------------------------------------------------------------------------------------------------------------------------
Mar 31, 2001                            0.26%                           0.14%                           0.40%
--------------------------------------------------------------------------------------------------------------------------
Jun 30, 2001                            0.41%                           0.21%                           0.62%
--------------------------------------------------------------------------------------------------------------------------

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

The Company has not experienced credit losses on its portfolio of mortgage backed securities to date, but losses may be experienced in the future. At June 30, 2001, the Company had limited its exposure to credit losses on its portfolio of MBS by purchasing primarily Agency Certificates, which, although not rated, carry an implied "AAA" rating.

COMMON DIVIDEND

As a REIT, the Company is required to declare dividends amounting to 85% of each year's taxable income by the end of each calendar year and to have declared dividends amounting to 95% of its taxable income (90% for taxable years beginning after January 1, 2001) for each year by the time it files its applicable tax return. The Company therefore, generally passes through substantially all of its earnings to shareholders without paying federal income tax at the corporate level. Since the Company, as a REIT, pays its dividends based on taxable earnings, the dividends may at times be more or less than reported earnings.

On July 23, 2001 the Company declared a dividend of $0.24 per share payable on August 16, 2001 to holders of record as of August 2, 2001.

The following table shows the dividends paid by the Company since it first began paying dividends in June of 1998:

For the quarter ended                       Dividend per share
------------------------------------------------------------------------------
June 30, 1998                               $0.15
------------------------------------------------------------------------------
September 30, 1998                          $0.10
------------------------------------------------------------------------------
December 31, 1998                           $0.12
------------------------------------------------------------------------------
March 31, 1999                              $0.12
------------------------------------------------------------------------------
June 30, 1999                               $0.13
------------------------------------------------------------------------------
September 30, 1999                          $0.14
------------------------------------------------------------------------------
December 31, 1999                           $0.14
------------------------------------------------------------------------------
March 31, 2000                              $0.15
------------------------------------------------------------------------------
June 30, 2000                               $0.15
------------------------------------------------------------------------------
September 30, 2000                          $0.10
------------------------------------------------------------------------------
December 31, 2000                           $0.11
------------------------------------------------------------------------------
March 31, 2001                              $0.20
------------------------------------------------------------------------------
June 30, 2001                               $0.24
------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary source of funds for the quarter ended June 30, 2001 consisted of reverse repurchase agreements, which totaled $134 million at June 30, 2001. The Company's other significant source of funds for the quarter ended June 30, 2001 consisted of payments of principal and interest from its mortgage securities portfolio in the amount of $13.3 million. Finally, in

September of 1999 the Company instituted its Dividend Reinvestment and Stock Purchase Plan; the Company has raised $448,000 in capital to date under this plan.

In the future, the Company expects its primary sources of funds will consist of borrowed funds under reverse repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on its MBS securities portfolio. The Company's liquid assets generally consist of unpledged MBS assets, cash and cash equivalents.

The borrowings incurred during the quarter ended June 30, 2001 had a weighted average interest cost during the quarter of 4.8% compared with 6.4% for the quarter ended June 30, 2000. As of June 30, 2001, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from three months to one year. The Company has borrowing arrangements with eleven different financial institutions and on June 30, 2001, had borrowed funds under reverse repurchase agreements with ten of these firms. Because the Company borrows money based on the fair value of its MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, the Company's borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of the Company's MBS declines for other reasons. During the quarter ended June 30, 2001, the Company had adequate cash flow, liquid assets and unpledged collateral with which to meet its margin requirements during the period. Further, the Company believes it will continue to have sufficient liquidity to meet its future cash requirements from its primary sources of funds for the foreseeable future without needing to sell assets.

STOCKHOLDERS' EQUITY

The Company uses "available-for-sale" treatment for its Mortgage-Backed Securities; these assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such "available-for-sale" treatment, the Company's equity base at June 30, 2001 was $19.0 million, or $8.16 per
share.   If the Company had used historical amortized cost accounting, the
Company's equity base at June 30, 2001 would have been $20.0 million, or $8.43 per share.

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

Unrealized changes in the fair value of Mortgage-Backed Securities have one significant and direct effect on the Company's potential earnings and dividends: positive mark-to-market changes will increase the Company's equity base and allow the Company to increase its borrowing capacity while negative changes will tend to limit borrowing capacity under the Company's Capital Investment Policy. A very large negative change in the net market value of the Company's Mortgage-Backed Securities might impair the Company's liquidity position, requiring the Company to sell assets with the likely result of realized losses upon sale. "Other comprehensive income, unrealized gain (loss) on available for sale securities" was $(0.65) million, or (0.40)% of the amortized cost of mortgage backed securities at June 30, 2001.

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

OTHER MATTERS

As of June 30, 2001, the Company calculates its Qualified REIT Assets, as defined in the Internal Revenue Code of 1986, as amended (the "Code"), to be greater than 90% of its total assets, as compared to the Code requirement that at least 75% of its total assets must be Qualified REIT Assets. The Company also calculates that greater than 98% of its 2001 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. The Company believes it met all REIT requirements regarding the ownership of its common stock and the distributions of its net income. Therefore, as of June 30, 2001, the Company believes that it will continue to qualify as a REIT under the provisions of the Code.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
At June 30, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities


Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders (the "Annual Meeting") on June 28, 2001 in Santa Monica, California. At the Annual Meeting, the following persons were elected directors for a one-year term ending in 2002 based on the voting results below.

     Name                         For                      Withheld
     ----                         ---                      --------
     Lloyd McAdams                2,285,482                48,359
     Charles H. Black             2,280,406                53,435
     Joe E. Davis                 2,285,482                48,359
     Charles F. Smith             2,288,482                45,359

The stockholders ratified an amendment to the Anworth 1997 Stock Option and Awards Plan to increase the authorized number of shares under this plan. The voting results were as follows:

             For           Against        Abstain      Not Voted
             ---           -------        -------      ---------
             821,624       343,714        30,374       1,138,129

The stockholders also ratified the appointment of PricewaterhouseCoopers LLP as independent accountants of the Company for the fiscal year ending December 31, 2001. The voting results were as follows:

              For                   Against                Abstain
              ---                   -------                -------
              13,377,840            75,027                 33,682

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

None


(b) Reports on Form 8-K

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,



ANWORTH MORTGAGE ASSET CORPORATION



Dated: August 10, 2001


By: /s/ Lloyd McAdams
----------------------------------
Lloyd McAdams
President
(authorized officer of registrant)



Dated: August 10, 2001


By: /s/ Pamela J. Watson
----------------------------------
Pamela J. Watson,
Chief Financial Officer and Treasurer
(principal accounting officer)