Form 10-K/A
period 2000-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2001-10-16
CIK 1047884

   As filed with the Securities and Exchange Commission on October 16, 2001


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                  FORM 10-K/A
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934

   For the year ended December 31, 2000; or

[_]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

   For the transition period from                 to

                         Commission File No. 001-13709

                               -----------------

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

                               -----------------

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

   The Registrant amends its Form 10-K for the period ended December 31, 2000 solely to revise data in Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations). Other than the aforementioned changes, all other information included in the initial filing is unchanged.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

For the years ended December 31, 2000, December 31, 1999 and the period from
     March 17, 1998 (commencement of operations) through December 31, 1998
                 Dollars in thousands (except per share data)

                                                                           2000        1999        1998
                                                                        ----------  ----------  ----------
STATEMENT OF OPERATIONS DATA
   Days in period......................................................        366         365         290
   Interest and dividend income........................................ $   10,314  $    9,501  $    8,570
   Interest expense....................................................      8,674       7,892       7,378
   Net interest income.................................................      1,640       1,609       1,192
   General and administrative expenses (G&A expenses)..................        379         400         307
   Net income.......................................................... $    1,261  $    1,209  $      885
   Basic net income per average share.................................. $     0.54  $     0.53  $     0.38
   Diluted net income per average share................................ $     0.54  $     0.53  $     0.38
   Dividends declared per average share................................ $     0.40  $     0.53  $     0.37
   Weighted average common shares outstanding..........................  2,330,987   2,289,790   2,315,651
BALANCE SHEET DATA AT DECEMBER 31,
   Mortgage backed securities, net..................................... $  134,889  $  161,488  $  184,245
   Total assets........................................................    141,834     167,144     199,458
   Repurchase agreements...............................................    121,891     147,690     170,033
   Total liabilities...................................................    123,633     150,612     182,216
   Stockholders' equity................................................     18,201      16,532      17,242
   Number of common shares outstanding.................................  2,350,016   2,306,669   2,328,000
OTHER DATA
   Average earning assets.............................................. $  152,289  $  163,167  $  181,445
   Average borrowings..................................................    135,631     149,372     165,496
   Average equity(1)...................................................     19,154      18,931      19,060
   Yield on interest earning assets for the years ended December 31,
   2000 and December 31, 1999 and the period ended December 31,
   1998................................................................       6.77%       5.82%       5.94%
   Cost of funds on interest bearing liabilities for the years ended
   December 31, 2000 and December 31, 1999 and the period ended
   December 31, 1998...................................................       6.40%       5.28%       5.61%
ANNUALIZED FINANCIAL RATIOS(1)(2)
   Net interest margin (net interest income/average assets)............       1.08%       0.99%       0.83%
   G&A expenses as a percentage of average assets......................       0.25%       0.24%       0.21%
   G&A expenses as a percentage of average equity......................       1.98%       2.11%       2.02%
   Return on average assets............................................       0.83%       0.74%       0.61%
   Return on average equity............................................       6.58%       6.38%       5.84%

--------
(1)Average equity excludes fair value adjustment for ARM securities

(2)Each ratio for 1998 has been computed by annualizing the results for the 290-day period ended December 31, 1998

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

   The following table presents a schedule of mortgage backed securities owned at December 31, 2000, 1999 and 1998 classified by type of issuer.

MORTGAGE BACKED SECURITIES BY ISSUER

               December 31, 2000   December 31, 1999   December 31, 1998
              ------------------  ------------------  ------------------
                          % of                % of                % of
              Carrying  Mortgage  Carrying  Mortgage  Carrying  Mortgage
               Value   Securities  Value   Securities  Value   Securities
              -------- ---------- -------- ---------- -------- ----------
                             (Dollar amounts in thousands)
   Agency....
   FNMA...... $110,415    81.9%   $131,758    81.8%   $138,935    76.3%
   FHLMC.....   23,957    17.8%     29,405    18.2%     43,237    23.7%
   Private...      517     0.4%          0     0.0%          0     0.0%

              --------   -----    --------   -----    --------   -----
              $134,889   100.0%   $161,163   100.0%   $182,172   100.0%

              ========   =====    ========   =====    ========   =====

   The following table classifies the Company's portfolio of ARM securities by type of interest rate index.

MORTGAGE ASSETS BY INDEX/FIXED

                                     December 31, 2000   December 31, 1999   December 31, 1998
                                    ------------------  ------------------  ------------------
                                                % of                % of                % of
                                    Carrying  Mortgage  Carrying  Mortgage  Carrying  Mortgage
            Index/Fixed              Value   Securities  Value   Securities  Value   Securities
            -----------             -------- ---------- -------- ---------- -------- ----------
                                                   (Dollar amounts in thousands)
One-month LIBOR.................... $  1,249     0.9%
Six-month LIBOR....................    7,332     5.4%   $  9,330     5.8%   $ 14,656     8.0%
Six-month Certificate of Deposit...    3,692     2.7%      5,611     3.5%      8,461     4.6%
One-year Constant Maturity Treasury   97,491    72.3%    120,036    74.5%    142,459    78.2%
Cost of Funds Index................    4,713     3.5%      5,615     3.5%      6,545     3.6%
Fixed..............................   20,412    15.2%     20,570    12.7%     10,051     5.6%

                                    --------   -----    --------   -----    --------   -----
                                    $134,889   100.0%   $161,162   100.0%   $182,172   100.0%

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

   The Company's annual return on average equity was 6.58% for the year ended December 31, 2000; this compares favorably to the 1999 figure of 6.38%. The table below shows the annualized components of return on average equity.

ANNUALIZED COMPONENTS OF RETURN ON AVERAGE EQUITY/(1)/

                                       Net Interest   G&A      Net
                                         Income/    Expense/ Income/
                                          Equity     Equity  Equity
                                       ------------ -------- -------
For the year ended December 31, 2000..     8.56%      1.98%   6.58%
For the year ended December 31, 1999..     8.49%      2.11%   6.38%
For the period ended December 31, 1998     7.86%      2.02%   5.84%

--------
(1)Average equity excludes unrealized gain (loss) on available-for-sale securities.

   The following table shows the Company's average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income.

                                                                       Annualized
                                                                        Yield on
                                         Average                        Average   Annualized
                                        Amortized           Yield on   Amortized   Yield on  Dividend
                              Average    Cost of  Average    Average    Cost of    Average     and
                               Cash     Mortgage  Earning     Cash      Mortgage   Earning   Interest
                            Equivalents  Assets   Assets   Equivalents   Assets     Assets    Income
                            ----------- --------- -------- ----------- ---------- ---------- --------
                                                  (dollar amounts in thousands)
For the year ended December
31, 2000...................   $2,122    $148,703  $152,289    5.88%       6.79%      6.77%   $10,314
For the year ended December
31, 1999...................   $6,452    $156,715  $163,167    4.99%       5.86%      5.82%   $ 9,501
For the period ended
December 31, 1998..........   $6,647    $174,798  $181,445    5.65%       6.04%      5.94%   $ 8,570

   The table below shows the Company's average borrowed funds and annualized average cost of funds as compared to average one- and average three-month LIBOR.

                                                                    Average
                                                                      One-
                                                                     month
                                                                     LIBOR     Average     Average
                                                                    Relative   Cost of     Cost of
                                                                       to       Funds       Funds
                                                    Average Average Average  Relative to Relative to
                          Average           Average  One-   Three-   Three-    Average     Average
                          Borrowed Interest Cost of  Month   Month   month    One-month  Three-month
                           Funds   Expense   Funds   LIBOR   LIBOR   LIBOR      LIBOR       LIBOR
                          -------- -------- ------- ------- ------- -------- ----------- -----------
                                                (dollar amounts in thousands)
For the year ended Dec.
31, 2000................. $135,631  $8,674   6.40%   6.42%   6.54%   -0.12%     -0.02%      -0.14%
For the year ended Dec.
31, 1999................. $149,372  $7,892   5.28%   5.25%   5.42%   -0.17%     +0.03%      -0.14%
For the period ended Dec.
31, 1998................. $165,496  $7,378   5.61%   5.55%   5.54%   +0.01%     +0.06%      +0.07%

   For the year ended December 31, 2000, the yield on the Company's total assets, including the impact of the amortization of premiums and discounts, was 6.77%. For 1999 this figure was 5.82%. The Company's weighted average cost of funds for the year ended December 31, 2000, was 6.40% versus 5.28% for the year ended December 31, 1999.

   The Company pays the Manager an annual base management fee, generally based on average net invested assets, as defined in the Management Agreement, payable monthly in arrears as follows: 1.0% of the first $300 million of Average Net Invested Assets, plus 0.8% of the portion above $300 million.

   In order for the Manager to earn an incentive fee, the rate of return on the stockholders' investment, as defined in the Management Agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the year ended December 31, 2000, the Company's annualized return on common equity was 6.58%. The ten-year U.S. Treasury rate for the corresponding period was 6.03%, which would dictate a 7.03% hurdle rate. As a result, the Manager earned no incentive fee. In 1999 the Manager earned no incentive fee.

   Beginning in calendar year 1999, the quarterly Incentive Management Compensation will be subject to annual reconciliation so that the Incentive Management Compensation is based on the Manager's performance for a calendar year rather than a quarter-by-quarter basis.

   The following table shows operating expenses as a percent of total assets:

ANNUALIZED OPERATING EXPENSE RATIOS

                                              Management Fee
                                                 & Other      Performance    Total G&A
                                             Expenses/Average Fee/Average Expenses/Average
                                                  Assets        Assets         Assets
                                             ---------------- ----------- ----------------
   For the year ended December 31, 2000.....       0.25%         0.00%          0.25%
   For the year ended December 31, 1999.....       0.24%         0.00%          0.24%
   For the period ended December 31, 1998...       0.21%         0.00%          0.21%

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

                                       Cash Dividends
                                          Declared
                                         Per Share
                                       --------------
First quarter ended March 31, 1998....     $0.00(partial period, 15 days)
Second quarter ended June 30, 1998....     $0.15
Third quarter ended September 30, 1998     $0.10
Fourth quarter ended December 31, 1998     $0.12
First quarter ended March 31, 1999....     $0.12
Second quarter ended June 30, 1999....     $0.13
Third quarter ended September 30, 1999     $0.14
Fourth quarter ended December 31, 1999     $0.14
First quarter ended March 31, 2000....     $0.15
Second quarter ended June 30, 2000....     $0.15
Third quarter ended September 30, 2000     $0.10
Fourth quarter ended December 31, 2000     $0.11(1)

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

   The borrowings incurred during the year ended December 31, 2000 had an annual average interest cost during the period of 6.40%. As of December 31, 2000, all of the Company's reverse repurchase agreements were fixed-rate term reverse repurchase agreements with original maturities that range from one month to two months and an average maturity of 32 days. The Company has borrowing arrangements with twelve different financial institutions and on December 31, 2000, had borrowed funds under reverse repurchase agreements with eight of

--------
(1)The fourth quarter of 2000 dividend was declared in January 2001 and paid in February 2001.

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized,

Dated: October 16, 2001
                                      ANWORTH MORTGAGE ASSET CORPORATION

                                          By:
                                            /s/ PAMELA J. WATSON
                                             __________________________________
                                            Pamela J. Watson,
                                            Chief Financial Officer