Form 10-Q
period 2001-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2001-10-31
CIK 1047884

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [_]

   As of September 30, 2001, 2,397,359 shares of Common Stock, $0.01 par value per share, were outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX


                                                                                                   Page
                                                                                                   ----

Part I. Financial Information

Item 1. Financial Statements

        Balance Sheets at September 30, 2001 and December 31, 2000................................   3

        Statements of Operations for the three months and nine months ended September 30, 2001 and
        September 30, 2000........................................................................   4

        Statement of Stockholders' Equity for the three months ended March 31, June 30 and
        September 30, 2001........................................................................   5

        Statements of Cash Flows for the three months and nine months ended September 30, 2001
        and September 30, 2000....................................................................   6

        Notes to the Financial Statements.........................................................   7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.....  11

Item 3. Quantitative and Qualitative Disclosures About Market Risk................................  18

Part II. Other Information

Item 1. Legal Proceedings.........................................................................  21

Item 2. Changes in Securities.....................................................................  21

Item 3. Defaults upon Senior Securities...........................................................  21

Item 4. Submission of Matters to a Vote of Security Holders.......................................  21

Item 5. Other Information.........................................................................  21

Item 6. Exhibits and Reports on Form 8-K..........................................................  21

Signatures........................................................................................  22

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      ANWORTH MORTGAGE ASSET CORPORATION

                                BALANCE SHEETS
                            (Amounts in thousands)

                                                                                September 30, December 31,
                                                                                    2001          2000
                                                                                ------------- ------------
                                                                                 (unaudited)
                                    ASSETS
Mortgage backed securities.....................................................   $210,159      $134,889
Other marketable securities....................................................      1,745         1,948
Cash and cash equivalents......................................................        141         3,894
Accrued interest and dividends receivable......................................      1,306         1,090
Prepaid expenses and other.....................................................         24            13
Receivable for security sold...................................................     10,306            --
                                                                                  --------      --------
                                                                                  $223,681      $141,834
                                                                                  ========      ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
   Reverse repurchase agreements...............................................   $179,567      $121,891
   Payable for securities purchased............................................     20,730            --
   Accrued interest payable....................................................        915         1,706
   Dividends payable...........................................................         --            --
   Accrued expenses and other..................................................        518            36
                                                                                  --------      --------
                                                                                   201,730       123,633
                                                                                  --------      --------
Stockholders' Equity
   Preferred stock, par value $.01 per share; authorized 20,000,000 shares; no
     shares issued and outstanding.............................................         --            --
   Common stock; par value $.01 per share; authorized 100,000,000 shares;
     2,447,359 and 2,400,016 issued and 2,397,359 and 2,350,016 outstanding
     respectively..............................................................         24            24
   Additional paid in capital..................................................     19,531        19,243
   Accumulated other comprehensive income, unrealized gain (loss) on available
     for sale securities.......................................................      1,315        (1,186)
   Retained earnings...........................................................      1,310           349
   Treasury stock at cost (50,000 shares)......................................       (229)         (229)
                                                                                  --------      --------
                                                                                    21,951        18,201
                                                                                  --------      --------
                                                                                  $223,681      $141,834
                                                                                  ========      ========


                      See notes to financial statements.

                     STATEMENTS OF OPERATIONS (unaudited)
                 (Amounts in thousands, except per share data)

                                                            Three months ended Nine months ended
                                                              September 30,      September 30,
                                                            -----------------  ----------------
                                                              2001     2000     2001     2000
                                                            -------   -------  -------  -------
Interest and dividend income net of amortization of premium $ 2,564   $ 2,549  $ 7,639  $ 7,822
Interest expense...........................................  (1,403)   (2,241)  (4,974)  (6,554)
                                                            -------   -------  -------  -------
Net interest income........................................ $ 1,161   $   308  $ 2,665  $ 1,268
   Gain on sale of assets..................................     166        --      318       --
Less:
   Management fee..........................................     (52)      (41)    (148)    (123)
   Incentive fee...........................................    (174)       --     (318)      (1)
   Other expense...........................................     (77)      (58)    (254)    (173)
                                                            -------   -------  -------  -------
Net income................................................. $ 1,024   $   209  $ 2,263  $   971
                                                            =======   =======  =======  =======
Basic earnings per share................................... $  0.43   $  0.09  $  0.96  $  0.42
                                                            =======   =======  =======  =======
Diluted earnings per share................................. $  0.42   $  0.09  $  0.95  $  0.42
                                                            =======   =======  =======  =======
Dividends per share (Note A)............................... $  0.54   $  0.10  $  0.98  $  0.40
                                                            =======   =======  =======  =======
Average number of shares outstanding (diluted).............   2,423     2,338    2,381    2,326
                                                            =======   =======  =======  =======

Note A: Effective as of the third quarter of 2000, dividends are declared after the close of the quarter. For the three months ended September 30, 2001, the dividend includes the dividend declared and to be paid in the fourth quarter of 2001. For the three months ended September 30, 2000, the dividend includes the dividend declared and paid in the fourth quarter of 2000. For the nine months ended September 30, 2001, the dividends include dividends declared and paid in the second and third quarters of 2001 and the dividend declared and to be paid in the fourth quarter of 2001. For the nine months ended September 30, 2000, the dividends include dividends declared and paid in the second, third and fourth quarters of 2000.



                      See notes to financial statements.

                STATEMENTS OF STOCKHOLDERS' EQUITY (unaudited)

      For the three months ended March 31, June 30 and September 30, 2001
                            (Amounts in thousands)

                                                                Accum.
                                           Common               Other
                                    Common Stock  Additional   Compre-             Treasury   Compre-
                                    Stock   Par    Paid-in     hensive    Retained  Stock     hensive
                                    Shares Value   Capital   Income(Loss) Earnings at Cost  Income(Loss)  Total
                                    ------ ------ ---------- ------------ -------- -------- ------------ -------
Balance, December 31, 2000......... 2,350   $24    $19,243     $(1,186)    $  349   $(229)               $18,201
Issuance of common stock...........    10     0         45                                                    45
Available-for-sale securities, Fair
  value adjustment.................                                437                            437        437
Net income.........................                                           545                 545        545
                                                                                               ------
Other comprehensive income
  (loss)...........................                                                            $  982
                                                                                               ======
Dividends declared--$0.11 per
  share............................                                          (259)                          (259)
                                    -----   ---    -------     -------     ------   -----                -------
Balance, March 31, 2001............ 2,360   $24    $19,288     $  (749)    $  635   $(229)               $18,969
                                    =====   ===    =======     =======     ======   =====                =======
Issuance of common stock...........    16     0         91                                                    91
Available-for-sale securities,
  Fair value adjustment............                                 98                             98         98
Net income.........................                                           694                 694        694
                                                                                               ------
Other comprehensive income
  (loss)...........................                                                            $  792
                                                                                               ======
Dividends declared--$0.20 per
  share............................                                          (472)                          (472)
                                    -----   ---    -------     -------     ------   -----                -------
Balance, June 30, 2001............. 2,376   $24    $19,379     $  (651)    $  857   $(229)               $19,380
                                    =====   ===    =======     =======     ======   =====                =======
Issuance of common stock...........    21     0        152                                                   152
Available-for-sale securities,
  Fair value adjustment............                              1,965                          1,965      1,965
Net income.........................                                         1,024               1,024      1,024
                                                                                               ------
Other comprehensive income
  (loss)...........................                                                             2,989
                                                                                               ======
Dividends declared--$0.24 per
  share............................                                          (570)                          (570)
                                    -----   ---    -------     -------     ------   -----                -------
Balance, September 30, 2001........ 2,397   $24    $19,531     $ 1,315     $1,310   $(229)               $21,951
                                    =====   ===    =======     =======     ======   =====                =======

                      See notes to financial statements.

                     STATEMENTS OF CASH FLOWS (unaudited)
                            (Amounts in thousands)

                                                                      Three months ended   Nine months ended
                                                                         September 30,       September 30,
                                                                      ------------------  ------------------
                                                                        2001      2000      2001      2000
                                                                      --------  --------  --------  --------
Operating Activities:
Net income........................................................... $  1,024  $    209  $  2,262  $    971
     Adjustments to reconcile net income to
     net cash provided by operating activities:
       Amortization..................................................      308       158       514       514
       Gain on sales of assets.......................................     (166)       --      (318)       --
       Decrease (increase) in accrued interest and dividends
         receivable..................................................      (62)      (25)       49         6
       Increase (decrease) in accrued interest payable...............       32      (282)     (791)   (1,395)
       Increase (decrease) in accrued expenses and other.............      311        49       525       (40)
                                                                      --------  --------  --------  --------
          Net cash provided by operating activities..................    1,447       109     2,241        56
Investing Activities:
   Available-for-sale securities:....................................
   Purchases.........................................................  (61,538)       (6)  (99,542)     (676)
   Proceeds from sale................................................       --        --     1,095        --
   Principal payments................................................   14,380     8,482    35,790    21,043
                                                                      --------  --------  --------  --------
          Net cash provided by (used in) investing activities........  (47,158)    8,476   (62,657)   20,367
Financing Activities:
   Net borrowings from reverse repurchase agreements.................   45,130   (10,176)   57,676   (21,166)
   Proceeds from common stock issued, net............................      152        59       288       142
   Dividends paid....................................................     (570)     (349)   (1,301)   (1,020)
                                                                      --------  --------  --------  --------
          Net cash provided by (used in) financing activities........   44,712   (10,466)   56,663   (22,044)
                                                                      --------  --------  --------  --------
Net increase (decrease) in cash and cash equivalents.................     (999)   (1,881)   (3,753)   (1,621)
Cash and cash equivalents at beginning of period.....................    1,140     3,562     3,894     3,302
                                                                      --------  --------  --------  --------
Cash and cash equivalents at end of period........................... $    141  $  1,681  $    141  $  1,681
                                                                      ========  ========  ========  ========
Supplemental Disclosure of Cash Flow Information.....................
   Cash paid for interest............................................ $  1,371  $  2,524  $  5,765  $  7,950
Supplemental Disclosure of Noncash Investing and Financing...........
   Mortgage securities purchased, not yet settled.................... $ 10,306  $     --  $ 10,306  $     --
   Mortgage securities sold, not yet settled......................... $ 20,730  $     --  $ 20,730  $     --


                      See notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                              September 30, 2001

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

   In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2001.

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

CREDIT RISK

   At September 30, 2001 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At September 30, 2001, over 99% of the Company's mortgage backed securities have an implied "AAA" rating.

                               ANWORTH MORTGAGE

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

   The following table provides a reconciliation of the numerator and denominator of the earning per share computation:

                                                                 Earnings
                                              Income     Shares  Per Share
                                              ------     ------  ---------
                                              (amounts in thousands except
                                                    per share data)
        Three Months Ended September 30, 2001
        Basic EPS............................ 1,024      2,384     $0.43
                                                                   =====
        Effect of dilutive securities:
        Stock options........................    --         39
                                              -----      -----
        Diluted EPS.......................... 1,024      2,423     $0.42
                                              =====      =====     =====
        Three Months Ended September 30, 2000
        Basic EPS............................   209      2,338     $0.09
                                                                   =====
        Effect of dilutive securities:
        Stock options........................    --         --
                                              -----      -----
        Diluted EPS..........................   209      2,338     $0.09
                                              =====      =====     =====
        Nine Months Ended September 30, 2001
        Basic EPS............................ 2,263      2,369     $0.96
                                                                   =====
        Effect of dilutive securities:
        Stock options........................    --         12
                                              -----      -----
        Diluted EPS.......................... 2,263      2,381     $0.95
                                              =====      =====     =====
        Nine Months Ended September 30, 2000
        Basic EPS............................   971      2,326     $0.42
                                              =====      =====     =====
        Effect of dilutive securities:
        Stock options........................    --         --
                                              -----      -----
        Diluted EPS..........................   971      2,326     $0.42
                                              =====      =====     =====

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

                               ANWORTH MORTGAGE

NOTE 2. MORTGAGE BACKED SECURITIES

   The following table pertains to the Company's mortgage backed securities classified as available-for-sale as of September 30, 2001, which are carried at their fair value (amounts in thousands):

                                     Federal     Federal
                                    Home Loan   National     Other     Total
                                    Mortgage    Mortgage    Mortgage    MBS
             ($000's)              Corporation Association Securities  Assets
             --------              ----------- ----------- ---------- --------
Amortized Cost....................   $52,037    $156,177      $--     $208,214
Paydown Receivable................       885          --       --          885
Unrealized gains..................       462       1,083       --        1,545
Unrealized losses.................      (103)       (382)      --         (485)
                                     -------    --------      ---     --------
Fair value........................   $53,281    $156,878      $--     $210,159
                                     -------    --------      ---     --------

   In addition, at September 30, 2001 the Company held a position in a preferred stock issued by Thornburg Mortgage Inc. which had a fair value of $1,745,000.

   The following table summarizes the Company's securities as of September 30, 2001 at their fair value (amounts in thousands):

                                                   Fixed
                                                   Rate   REIT
                  ($000's)                ARMS      MBS   Stock   Total
                  --------              --------  ------- ------ --------
     Amortized Cost.................... $174,066  $34,148 $1,491 $209,704
     Paydown Receivable................      885       --     --      885
     Unrealized gains..................      719      827    255    1,800
     Unrealized losses.................     (485)      --     --     (485)
                                        --------  ------- ------ --------
     Fair value........................ $175,185  $34,975 $1,746 $211,905
                                        --------  ------- ------ --------

NOTE 3. REVERSE REPURCHASE AGREEMENTS

   The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company's MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate ("LIBOR"). At September 30, 2001 the Company's reverse repurchase agreements had an average term to maturity of 68 days.

   At September 30, 2001, the repurchase agreements had the following remaining maturities (amounts in thousands):

      Within 59 days............................................. $112,860
      60 to 89 days..............................................       --
      90 to 119 days.............................................   18,103
      Over 120 days..............................................   48,604
                                                                  --------
                                                                  $179,567
                                                                  ========

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

                               ANWORTH MORTGAGE

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

   For the quarters ended September 30, 2001 and September 30, 2000, the Company paid the Manager $52,000 and $41,000, respectively, in base management fees. The Company paid the Manager $174,000 in incentive compensation for the quarter ended September 30, 2001 and no incentive compensation for the quarter ended September 30, 2000.

   The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 600,000 of the outstanding shares of the Company's common stock. The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of June 30, 2001, the Company had granted a total of 198,000 options, with strike prices of either $9 per share or $4.60 per share, and 148,500 DER's. Options granted to officers either become exercisable at a rate of 33.3% each year following their date of grant or become exercisable three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or become exercisable three years after their date of grant. All options must expire with a maximum of ten years after their date of grant. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the effective strike price.

   During the quarter ended June 30, 2001, 114,000 of the outstanding DER's were truncated and shortly after June 30, 2001 the remaining 34,500 DER's were truncated. After the dividend declared on April 20, 2001, no more dividends will accrue to the DER's. For the quarter ended June 30, 2001, the Company recorded $61,000 in operating expense associated with the Stock Option Plan.

   For the quarter ended September 30, 2001, the Company recorded no operating expense associated with the Stock Option Plan.

   At its meeting on July 23, 2001 the board of directors granted 87,560 options with a strike price of $6.70 and 10,000 options with a strike price of $7.37 per share. At a special meeting held on August 10, 2001, the board granted 25,000 options at a strike price of $7.81 and 9,000 options with a strike price $7.10.

NOTE 5. COMMON STOCK

   In December of 1998, the board of directors authorized the repurchase of 50,000 shares of the Company's common stock. As of September 30, 2000, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

   Certain information contained in this Quarterly Report on Form 10-Q constitutes "Forward-Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, which can be identified by the use of forward-looking terminology such as "may," "will," "expect," "anticipate," "estimate," or "continue" or the negatives thereof or other variations thereon or comparable terminology. Investors are cautioned that all forward-looking statements involve risks and uncertainties including, but not limited to, risks related to the future level and relationship of various interest rates, prepayment rates and the timing of new programs. The statements in the "Risk Factors" of our Registration Statement on Form S-2 dated October 17, 2001 constitute cautionary statements identifying important factors, including certain risks and uncertainties, with respect to such forward-looking statements that could cause our actual results, performance or achievements to differ

General

   We were formed in October 1997 to invest primarily in mortgage-related assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. We commenced operations on March 17, 1998 upon the closing of our initial public offering. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-backed securities and the costs of borrowing to finance our acquisition of mortgage-backed securities.

   Over the past several months, the dramatic decline in the general level of interest rates has had a materially positive impact on our financial results. As a result of the interest rate reductions by the Federal Reserve Board, the one-month treasury bill has declined from 5.37% as of December 31, 2000 to 2.28% as of September 30, 2001. This decline has reduced the rates at which we borrow funds to finance our portfolio holdings. Our cost of financing has declined from 6.76% for the quarter ended December 31, 2000 to 3.86% for the quarter ended September 30, 2001. This contrasts significantly with the much less substantial decline of our asset yield from 7.05% for the quarter ended December 31, 2000 to 6.40% for the quarter ended September 30, 2001.

   We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of September 30, 2001, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2001 revenue to date qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

Results of Operations

   Three Months Ended September 30, 2001 Compared to September 30, 2000

   For the quarter ended September 30, 2001, our net income was $1,024,000, or $0.42 per diluted share based on an average of 2,423,000 shares outstanding. Net interest income for this quarter totaled $1,161,000 compared to $308,000 for the quarter ended September 30, 2000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended September 30, 2000, our net income was $209,000. The increase in our net interest income was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets. Also, during the third quarter of 2001, we realized a $166,000 gain on the sale of assets.

   For the quarter ended September 30, 2001, our operating expenses increased to $303,000 from $99,000 for the quarter ended September 30, 2000. This increase was due primarily to an increase in the incentive compensation earned by our management company as a result of our improved financial performance.

   Our adjusted return on average equity, excluding incentive management fees and gain or loss on sales, was 5.11%, or 22.05% on an annualized compounded basis, for the quarter ended September 30, 2001 compared to 1.09%, or 4.43% annualized, for the quarter ended September 30, 2000. The table below shows the components of return on average equity:

                                      Net
                                    Interest     G&A          Net
                                    Income/  Expense(2)/ Income(2)(3)/
                                     Equity    Equity       Equity
         For the Quarter Ended (1): -------- ----------- -------------
          September 30, 2001.......  5.75%      0.64%        5.11%
          June 30, 2001............  4.39%      0.85%        3.55%
          March 31, 2001...........  3.24%      0.54%        2.70%
          December 31, 2000........  1.93%      0.43%        1.50%
          September 30, 2000.......  1.61%      0.52%        1.09%
          June 30, 2000............  2.43%      0.50%        1.93%
          March 31, 2000...........  2.59%      0.53%        2.06%

--------
(1) Average equity excludes unrealized gain (loss) on available for sale mortgage-backed securities.
(2) Excludes incentive fees paid to our management company.
(3) Excludes gain on sale of $71,000 for the quarter ended March 31, 2001, $81,000 for the quarter ended June 30, 2001 and $166,000 for the quarter ended September 30, 2001.

   The table below shows our average daily balances of cash equivalents and mortgage-related assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

                                                                  Annualized
                                                                   Yield on
                                    Average                        Average   Annualized
                                     Daily            Annualized    Daily     Yield on
                                   Amortized Average   Yield on   Amortized   Average   Dividend
                         Average    Cost of   Daily     Average    Cost of     Daily      and
                       Daily Cash  Mortgage  Earning  Daily Cash   Mortgage   Earning   Interest
                       Equivalents  Assets   Assets   Equivalents   Assets     Assets    Income
                       ----------- --------- -------- ----------- ---------- ---------- --------
For the quarter ended:                          (dollars in thousands)
  September 30, 2001..   $4,045    $156,305  $160,350    3.31%       6.48%      6.40%    $2,564
  June 30, 2001.......   $4,706    $148,362  $153,069    4.14%       6.66%      6.58%    $2,518
  March 31, 2001......   $3,542    $143,408  $146,951    5.39%       7.00%      6.96%    $2,556
  December 31, 2000...   $1,912    $139,590  $141,502    5.86%       7.06%      7.05%    $2,493
  September 30, 2000..   $2,075    $146,265  $148,340    6.60%       6.88%      6.87%    $2,549
  June 30, 2000.......   $2,186    $154,130  $156,317    6.30%       6.78%      6.77%    $2,646
  March 31, 2000......   $2,316    $160,684  $163,000    4.86%       6.47%      6.45%    $2,627

   The table below shows our average daily-borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR:

                                                                            Average     Average     Average
                                                                           One-month    Cost of     Cost of
                                                                             LIBOR       Funds       Funds
                       Average           Annualized                       Relative to Relative to Relative to
                        Daily             Average    Average    Average     Average     Average     Average
                       Borrowed Interest Daily Cost One-Month Three-Month Three-month  One-month  Three-month
                        Funds   Expense   of Funds    LIBOR      LIBOR       LIBOR       LIBOR       LIBOR
                       -------- -------- ---------- --------- ----------- ----------- ----------- -----------
For the quarter ended:                                 (dollars in thousands)
  September 30, 2001.. $145,316  $1,403     3.86%     3.55%      3.46%        0.09%       0.31%       0.40%
  June 30, 2001....... $138,275  $1,650     4.84%     4.27%      4.17%        0.10%       0.57%       0.67%
  March 31, 2001...... $130,279  $1,921     5.98%     5.47%      5.29%        0.18%       0.51%       0.69%
  December 31, 2000... $127,150  $2,120     6.76%     6.64%      6.67%       (0.03)%      0.12%       0.09%
  September 30, 2000.. $131,880  $2,240     6.89%     6.62%      6.70%       (0.08)%      0.17%       0.19%
  June 30, 2000....... $138,799  $2,181     6.37%     6.47%      6.65%       (0.18)%     (0.10)%     (0.28)%
  March 31, 2000...... $144,696  $2,132     5.98%     5.93%      6.12%       (0.19)%     (0.05)%     (0.14)%

   In general, our operating margin can be estimated from the tables above by comparing the yield on average daily amortized cost of mortgage assets to the average daily cost of funds. The table below summarizes this operating margin:

                                    Annualized
                                 Yield on Average Annualized
                                 Daily Amortized   Average    Average
                                     Cost of      Daily Cost Operating
                                 Mortgage Assets   of Funds   Margin
          For the quarter ended: ---------------- ---------- ---------
            September 30, 2001..       6.48%         3.86%      2.62%
            June 30, 2001.......       6.66%         4.84%      1.82%
            March 31, 2001......       7.00%         5.98%      1.02%
            December 31, 2000...       7.06%         6.76%      0.30%
            September 30, 2000..       6.88%         6.89%     (0.01)%
            June 30, 2000.......       6.78%         6.37%      0.41%
            March 31, 2000......       6.47%         5.98%      0.49%

   We pay our management company an annual base management fee, generally based on average net invested assets, as defined in the management agreement, payable monthly in arrears as follows: 1% of the first $300 million of average net invested assets, plus 0.8% of the portion above $300 million.

   In order for our management company to earn an incentive fee, the rate of return on stockholders' investment, as defined in the management agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the third quarter of 2001, our management company earned $174,000 in incentive fees. During the third quarter of 2001, our return on stockholder's investment, excluding incentive fees and gain or loss on sales, was 5.45% or, on an annualized basis, 21.81%. The ten-year U.S. Treasury rate for the corresponding period was 4.99%.

   The following table shows annualized operating expenses as a percent of total assets:

                                  Management
                                 Fee & Other  Incentive   Total G&A
                                  Expenses/   Fee/Total Expenses/Total
                                 Total Assets  Assets       Assets
          For the quarter ended: ------------ --------- --------------
            September 30, 2001..     0.23%      0.31%        0.54%
            June 30, 2001.......     0.41%      0.21%        0.62%
            March 31, 2001......     0.26%      0.14%        0.40%
            December 31, 2000...     0.23%        --%        0.23%
            September 30, 2000..     0.27%        --%        0.27%
            June 30, 2000.......     0.25%        --%        0.25%
            March 31, 2000......     0.25%        --%        0.25%

   Nine Months Ended September 30, 2001 Compared to September 30, 2000

   For the nine months ended September 30, 2001, our net income was $2,263,000, or $0.95 per diluted share, based on an average of 2,423,000 shares outstanding, compared to $971,000 for the nine months ended September 30, 2000. Net interest income for this nine-month period totaled $2,665,000 compared to $1,268,000 for the nine months ended September 30, 2000. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. The increase in our net interest income was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates of our mortgage-related assets. Also, during the first nine months of 2001, we realized a gain on the sale of assets of $318,000.

   For the nine months ended September 30, 2001, our operating expenses increased to $720,000 from $297,000 for the nine months ended September 30, 2000. This increase was due primarily to a $318,000 incentive management fee for the nine months ended September 30, 2001 compared to $1,000 for the nine months ended September 30, 2000 and increases in other operating expenses for the nine months ended September 30, 2001. The increase in other operating expenses was due primarily to an increase in compensation expenses associated with our 1997 Stock Option and Awards Plan.

   Our adjusted return on average equity, excluding incentive management fees and gain or loss on sales, was 11.40%, or 15.20% on an annualized compounded basis, for the nine months ended September 30, 2001, compared to 5.08%, or 6.77% on an annualized basis, for the nine months ended September 30, 2000. The table below shows the components of return on average equity:

                                                 Annualized   Annualized
                                    Annualized       G&A          Net
                                   Net Interest  Expense(2)/ Income(2)(3)/
                                   Income/Equity   Equity       Equity
                                   ------------- ----------- -------------
     For the nine months ended:(1)
       September 30, 2001.........     17.90%       2.70%        15.20%
       September 30, 2000.........      8.84%       2.07%         6.77%

--------
(1) Average equity excludes unrealized gain (loss) on available for sale securities.
(2)  Excludes incentive fees paid to our management company.
(3) Excludes gain on sale of $318,000 for the nine months ended September 30, 2001.

   The table below shows our average daily balances of cash equivalents and mortgage assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

                                        Average                         Annualized
                                         Daily            Annualized     Yield on
                                       Amortized Average   Yield on    Average Daily    Annualized   Dividend
                             Average    Cost of   Daily     Average      Amortized       Yield on      and
                           Daily Cash  Mortgage  Earning  Daily Cash      Cost of     Average Daily  Interest
                           Equivalents  Assets   Assets   Equivalents Mortgage Assets Earning Assets  Income
                           ----------- --------- -------- ----------- --------------- -------------- --------
                                                         (dollars in thousands)
For the nine months ended:
  September 30, 2001......   $4,098    $149,325  $153,423    4.23%         6.70%           6.64%      $7,639
  September 30, 2000......   $2,192    $153,693  $155,885    5.89%         6.70%           6.69%      $7,822

   The table below shows our average daily-borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR:

                                                                                Average     Average     Average
                                                                               One-month    Cost of     Cost of
                                                                                 LIBOR       Funds       Funds
                           Average           Annualized                       Relative to Relative to Relative to
                            Daily             Average    Average    Average     Average     Average     Average
                           Borrowed Interest Daily Cost One-Month Three-Month Three-month  One-month  Three-month
                            Funds   Expense   of Funds    LIBOR      LIBOR       LIBOR       LIBOR       LIBOR
                           -------- -------- ---------- --------- ----------- ----------- ----------- -----------
                                                           (dollars in thousands)
For the nine months ended:
  September 30, 2001...... $137,956  $4,974     4.81%     4.45%      4.33%        0.12%       0.36%       0.48%
  September 30, 2000...... $138,458  $6,554     6.31%     6.33%      6.48%       (0.15)%     (0.02)%     (0.17)%

   For the nine months ended September 30, 2001, the yield on our average daily earning assets, including the impact of the amortized premiums and discounts, was 6.64%. Our weighted average cost of funds at September 30, 2001 was 3.45%.

   In general, our operating margin can be estimated from the tables above by comparing the yield on average daily amortized cost of mortgage assets to the average daily cost of funds. The table below summarizes this operating margin:

                                    Annualized
                                 Yield on Average
                                 Daily Amortized   Annualized    Average
                                     Cost of      Average Daily Operating
                                 Mortgage Assets  Cost of Funds  Margin
                                 ---------------- ------------- ---------
      For the nine months ended:
        September 30, 2001......       6.70%          4.81%       1.89%
        September 30, 2000......       6.70%          6.31%       0.39%

   During the first nine months of 2001, our management company earned $318,000 in incentive fees. During the first nine months of 2001, our return on stockholder's investment, excluding incentive management fees, was 11.97% or, on an annualized compounded basis, 15.95%. The ten-year U.S. Treasury rate for the corresponding period was 5.11%.

   The following table shows annualized operating expenses as a percent of total assets:

                                                                   Total G&A
                            Management Fee & Other Incentive Fee/  Expenses/
                            Expenses/ Total Assets  Total Assets  Total Assets
                            ---------------------- -------------- ------------
 For the nine months ended:
   September 30, 2001......          0.24%              0.19%         0.43%
   September 30, 2000......          0.27%              0.00%         0.27%

Financial Condition

   At September 30, 2001, we held total assets of $224 million, consisting of $175 million of adjustable-rate mortgage-backed securities, $35 million of fixed-rate mortgage-backed securities and $1.7 million of preferred stock issued by REITs. This balance sheet size represents an approximate 58% increase over our balance sheet size at December 31, 2000. At September 30, 2001, we were well within our asset allocation guidelines, with 94% of total assets consisting of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 59% were adjustable-rate pass-through certificates that reset at least once a year. The remaining 41% were 3/1 and 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

   The following table presents a schedule of mortgage-backed securities owned at September 30, 2001 and December 31, 2000, classified by type of issuer:

                                             At September 30, 2001 At December 31, 2000
                                             --------------------- --------------------
                                               Fair     Portfolio    Fair    Portfolio
                                               Value    Percentage   Value   Percentage
                                             --------   ---------- --------  ----------
                                                       (dollars in thousands)
Agency
FNMA........................................ $156,869      74.6%   $110,415     81.9%
FHLMC.......................................   53,289      25.4%     23,957     17.8%
Private Placement...........................       --        --%        517      0.4%
                                             --------     -----    --------    -----
   Total Portfolio.......................... $210,159     100.0%   $134,889    100.0%

   The following table classifies our portfolio of mortgage-backed securities owned at September 30, 2001 and December 31, 2000, by type of interest rate index:

                                        At September 30, 2001 At December 31, 2000
                                        --------------------  -------------------
                                          Fair     Portfolio    Fair    Portfolio
                                          Value    Percentage   Value   Percentage
                                        --------   ---------- --------  ----------
                                                  (dollars in thousands)
Index
One-month LIBOR........................ $    501       0.2%   $  1,249      0.9%
Six-month LIBOR........................    4,893       2.3%      7,332      5.4%
One year LIBOR.........................    6,036       2.9%         --       --%
Six-month Certificate of Deposit.......    2,148       1.0%      3,692      2.7%
One-year Constant Maturity Treasury....  157,500      75.0%     97,491     72.3%
Cost of Funds Index....................    4,107       2.0%      4,713      3.5%
Fixed rate.............................   34,974      16.6%     20,412     15.2%
                                        --------     -----    --------    -----
   Total Portfolio..................... $210,159     100.0%   $134,889    100.0%

   Our mortgage-backed securities portfolio had a weighted average yield of 6.86% at September 30, 2001. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were

34%, 26% and 31%, respectively, for the months of July, August and September 2001. At September 30, 2001 the unamortized net premium paid for our mortgage-backed securities was $4.3 million.

   We analyze our mortgage-backed securities and the extent to which prepayments impact the yield of the securities. When actual prepayments exceed expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment expectations versus our actual prepayment experience on a monthly basis in order to adjust the amortization of the net premium.

   As of September 30, 2001, the fair value of our portfolio of mortgage-related assets classified as available for sale was $1.32 million, or 0.62% greater than the amortized cost of our portfolio.

Hedging

   We have not entered into any hedging agreements to date. As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy.

Liquidity and Capital Resources

   Our primary source of funds consists of repurchase agreements, which totaled $180 million at September 30, 2001. Our other significant source of funds for the quarter ended September 30, 2001 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $17.1 million. Additionally, as of September 30, 2001, we had raised approximately $600,000 in capital under our dividend reinvestment plan.

   In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

   Our borrowings had a weighted average interest cost during the quarter ended September 30, 2001 of 3.86% compared with 6.89% for the quarter ended September 30, 2000. As of September 30, 2001, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three months to one year. On September 30, 2001, we had borrowing arrangements with eleven different financial institutions and had borrowed funds under repurchase agreements with eight of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended September 30, 2001, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period. Further, we believe we will continue to have sufficient liquidity to meet our future cash requirements from our primary sources of funds for the foreseeable future without needing to sell assets.

   We may raise additional equity dependent upon market conditions and other factors. In that regard, we intend to raise approximately $116.5 million of net proceeds through the issuance of common stock as described in our registration statement on Form S-2 filed October 17, 2001.

Stockholders' Equity

   We use available for sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available for sale treatment, our equity base at September 30, 2001 was $21.95 million, or $9.16 per share.

   With our available for sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders' equity under "Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities."

   As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

   Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. "Accumulated other comprehensive income, unrealized gain
(loss) on available for sale securities" was 1.32 million, or 0.62% of the amortized cost of mortgage-backed securities at September 30, 2001.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

   We seek to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity for stockholders to realize attractive total rates of return through ownership of our common stock. While we do not seek to avoid risk completely, we do seek, to the best of our ability, to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

   Interest Rate Risk

   We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-backed securities. Hybrid mortgages are adjustable-rate mortgages that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to a one-year adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

   Adjustable-rate mortgage-backed assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage-backed securities' interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

   We fund the purchase of a substantial portion of our adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net income, dividend yield and the market price of our common stock.

   Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and our debt obligations are generally based on LIBOR. These indices generally move in parallel, but there can be no assurance that this will continue to occur.

   Our adjustable-rate mortgage-backed securities and debt obligations reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

   Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

   As of September 30, 2001, our mortgage-backed securities and debt obligations will prospectively reprice based on the following time frames:

                                                           Assets               Debt Obligations
                                                  ------------------------  ------------------------
                                                           Percent of Total          Percent of Total
                                                   Amount    Investments     Amount    Investments
                                                  -------- ---------------- -------- ----------------
        Investment Type/Rate Reset Dates                        (dollars in thousands)
Fixed-Rate Investments........................... $ 34,974       16.6%      $     --         --%

Adjustable Rate Investments/ Obligations:
Less than 3 months...............................    2,665        1.3%       112,860       63.0%
Greater than 3 months and less than 1 year.......  102,157       48.6%        66,707       37.0%
Greater than 1 year and less than 2 years........   11,260        5.4%            --         --%
Greater than 2 years and less than 3 years.......   46,234       22.0%            --         --%
Greater than 3 years and less than 5 years.......   12,869        6.2%            --         --%
                                                  --------      -----       --------      -----
   Total......................................... $210,159      100.0%      $179,567      100.0%

   Market Value Risk

   Substantially all of our mortgage-backed securities and equity securities are classified as available for sale assets. As such, they are reflected at fair value (i.e., market value) with the adjustment to fair value reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

   Liquidity Risk

   Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at September 30, 2001, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 18 months, while our borrowings had a weighted average term to next rate adjustment of 68 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term debt as it matures. There can be no assurance that we will always be able to roll over our short-term debt. We had no long-term debt at September 30, 2001.

   At September 30, 2001, we had unrestricted cash of $140,000 available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender collateralization requirements. Such unrestricted cash is approximately 0.08% of our short-term debt.

   Prepayment Risk

   Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-backed securities. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-backed securities purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flows and results of operations could be harmed.

   We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security are prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate. This would reduce our income. At September 30, 2001, unamortized mortgage premium balances of mortgage-backed securities for financial accounting purposes were $4.3 million, or 1.9% of total assets.

   Tabular Presentation

   The information presented in the table below projects the impact of changes in interest rates on our 2001 projected net income and net assets as more fully discussed below based on investments in place on September 30, 2001, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

   The table below includes information about the possible future repayments and interest rates of our assets and liabilities and constitutes a forward-looking statement. This information is based on many assumptions and there can be no assurance that assumed events will occur as assumed or that other events will not occur that would affect the outcomes. Furthermore, future sales, acquisitions, calls and restructuring could materially change our interest rate risk profile. The table quantifies the potential changes in our net income should interest rates go up or down (shocked) by 100 and 200 basis points, assuming the yield curves of the rate shocks will be parallel to each other.

   When interest rates are shocked, these prepayment assumptions are further adjusted based on our best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 33% increase in the prepayment rate of our adjustable-rate mortgage-backed securities. The base interest rate scenario assumes interest rates at September 30, 2001. Actual results could differ significantly from those estimated in the table.

  Change in   Percentage Change Percentage Change
Interest Rate   in Net Income     in Net Assets
------------- ----------------- -----------------
    -2.0%             6.9%             1.1%
    -1.0%           (1.0)%             0.7%
     0.0%             0.0%             0.0%
     1.0%             3.3%           (1.5)%
     2.0%          (13.3)%           (3.5)%

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

   At September 30, 2001, there were no pending legal proceedings to which the Company was a party or of which any of its property was subject.

Item 2. Changes in Securities

   Not applicable

Item 3. Defaults Upon Senior Securities

   Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

   Not applicable

Item 5. Other Information

   On October 17, 2001, the Company filed a registration statement on Form S-2 to sell 13,000,000 shares of the Company's common stock in a follow-on public offering (14,950,000 shares of common stock if the underwriters fully exercise their over-allotment option).

   Our management company, Anworth Mortgage Advisory Corporation, has granted us an option, exercisable on or before April 30, 2003, to acquire our management company by merger for consideration consisting of 240,000 shares or our common stock. If this option is exercised, we would become an internally managed company and the employees of the management company would become our employees. The closing of the merger would be subject to a number of conditions, including the approval of our stockholders and receipt by our board of directors of a fairness opinion regarding the fairness of the consideration payable by us in the merger. We have agreed, as a condition to exercising the option, to enter into direct employment contracts with Lloyd McAdams and the other key employees of the management company, adopt an incentive compensation plan for our key executives and increase and maintain the size of our 1997 Stock Option and Awards Plan. If the merger is consummated, the management agreement would be terminated.

   Our board of directors intends to consider the exercise of our option from time to time following completion of the offering. Our board of directors will exercise the option only if it determines that becoming internally managed would be in the best interests of our stockholders.

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits

   None

   (b) Reports on Form 8-K

   None

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ANWORTH MORTGAGE ASSET CORPORATION

                                                     /s/ LLOYD MCADAMS
Dated: October 30, 2001
                                          By: _________________________________
                                                       Lloyd McAdams
                                                         President
                                             (authorized officer of registrant)

                                                    /s/ PAMELA J. WATSON
Dated: October 30, 2001
                                          By: _________________________________
                                                      Pamela J. Watson
                                             Chief Financial Officer and
                                                         Treasurer
                                               (principal accounting officer)