Form 10-K
period 2001-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2002-03-21
CIK 1047884

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
   OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                      OR

[_]TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
   ACT OF 1934

              FOR THE TRANSITION PERIOD FROM          TO

                       COMMISSION FILE NUMBER 001-13709

                               ----------------

                      ANWORTH MORTGAGE ASSET CORPORATION
            (Exact Name of Registrant as Specified in Its Charter)

                 MARYLAND                                   52-2059785
      (State or Other jurisdiction of          (I.R.S. Employer Identification No.)
        Incorporation Organization)

         1299 OCEAN AVENUE, #200,                              90401
         SANTA MONICA, CALIFORNIA
 (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's telephone number, including area code: (310) 394-0115

       Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of March 15, 2002 was approximately $110,516,081. (All officers and directors of the registrant are considered affiliates.)

  At March 18, 2002 the registrant had 11,803,327 shares of Common Stock issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       ANWORTH MORTGAGE ASSET CORPORATION

                            FORM 10-K ANNUAL REPORT

                      FISCAL YEAR ENDED DECEMBER 31, 2001

                               TABLE OF CONTENTS

 Item                                                                     Page
 ----                                                                     ----
                                    PART I
  1.  Business..........................................................    2
  2.  Property..........................................................   18
  3.  Legal Proceedings.................................................   19
  4.  Submission of Matters to a Vote of Security Holders...............   19

                                    PART II

  5.  Market for Registrant's Common Equity and Related Stockholder
       Matters..........................................................   20
  6.  Selected Financial Data...........................................   21
  7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations............................................   22
 7A.  Quantitative and Qualitative Disclosures About Market Risk........   38
  8.  Financial Statements and Supplementary Information................   41
  9.  Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.............................................   41

                                   PART III

 10.  Directors and Executive Officers of the Registrant................   42
 11.  Executive Compensation............................................   44
 12.  Security Ownership of Certain Beneficial Owners and Management....   47
 13.  Certain Relationships and Related Transactions....................   48

                                    PART IV

 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...   50

                             CAUTIONARY STATEMENT

  This Report contains or incorporates by reference certain forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words "will," "believe," "expect," "anticipate," "intend," "estimate," "assume" or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section "Risk Factors" at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

  As used in this Form 10-K, "company," "we," "us," "our," "Anworth" and "Anworth Mortgage" refer to Anworth Mortgage Asset Corporation.

                                    PART I.

Item 1. BUSINESS

Overview

  We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities that we acquire in the secondary market. Our returns are earned on the spread between the yield on our earning assets and the interest cost of the funds we borrow. We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

  We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998.

Our Strategy

 Investment Strategy

  Our strategy is to invest primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities that we acquire in the secondary market. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investment, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate.

  At December 31, 2001, we had $424.6 million in total assets and all of our mortgages assets were secured by single-family residential mortgage loans. As of that date, approximately 99% of our assets consisted of mortgage-backed securities guaranteed by Fannie Mae or Freddie Mac.

 Financing Strategy

  We finance the acquisition of mortgage-backed securities with short-term borrowings and, to a lesser extent, equity capital. The amount of short-term borrowings we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital and leverage policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

  We usually borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we enter into repurchase agreements with institutions we believe are financially sound and which meet credit standards approved by our board of directors.

 Growth Strategy

  In addition to the strategies described above, we intend to pursue other strategies to further grow our earnings and our dividends per share, which may include the following:

  . increasing the size of our balance sheet at a rate faster than the rate of increase in our operating expenses;

  . issuing new common stock when market opportunities exist to profitably increase the size of our balance sheet through the use of leverage; and

  . lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and possibly using commercial paper, medium term note programs, preferred stock and other forms of capital.

Management

  We are an externally managed REIT and have no employees. We have entered into a management agreement with Anworth Mortgage Advisory Corporation, which is owned by a trust controlled by Lloyd McAdams, our chairman and chief executive officer, and Heather U. Baines, our executive vice president. Our management company manages our investments and performs administrative services for us. Our executive officers are employees of our management company and Pacific Income Advisers, Inc., an investment advisory firm that began operations in 1986. A majority of our board of directors is unaffiliated with either our management company or Pacific Income Advisers. Pursuant to the management agreement, the management company primarily provides:

  . asset and liability management, including acquisition, financing, management and disposition of mortgage-related assets, and credit and prepayment risk management;

  . capital management, including oversight of our structuring, analysis, capital raising and investor relations activities; and

  . administrative services, including secretarial, data processing, operations and settlement, employee benefit and research services.

  We pay our management company a management fee equal to 1% per year of the first $300 million of stockholders' equity, plus 0.8% per year of the portion of our stockholders' equity above $300 million. This management fee is paid on a monthly basis. We also pay our management company, on a quarterly basis, an incentive compensation fee of 20% of the amount by which our return on our equity for each quarter exceeds a return based on the ten-year U.S. Treasury Rate plus 1%.

  Our agreement with our management company has a five-year term ending in April 2003. This agreement will be extended automatically for additional one-year terms unless terminated by our board of directors. If we elect to terminate or not renew our agreement with our management company for reasons other than our management company's breach of the agreement or due to bankruptcy or similar proceedings affecting our management company, we must pay our management company a termination fee. The amount of this fee will be the fair value of the management agreement as determined by an appraisal from an independent party and could be substantial.

Option To Become Internally Managed

  As discussed above, our operations are managed externally by our management company, Anworth Mortgage Advisory Corporation. We adopted this structure when we began operations in 1998 because the size and scope of our business operations at that time were not sufficient to support the overhead costs associated with an internally managed structure. Our management company has granted us an option, exercisable on or before April 30, 2003, to acquire our management company by merger for consideration consisting of 240,000 shares of our common stock. If exercised, we would become an internally managed company and the employees of the management company would become our employees. The closing of the merger would be subject to a number of conditions, including the approval of our stockholders and receipt by our board of directors of a fairness opinion regarding the fairness of the consideration payable by us in the merger. We have agreed, as a condition to exercising the option, to enter into direct employment contracts with Lloyd McAdams and other key executives of the management company designated by Mr. McAdams, adopt an incentive compensation plan for our employees and increase and maintain the size of our 1997 Stock Option and Awards Plan. If the merger is consummated, the management agreement would be terminated.

  Our board of directors has formed a special committee, made up solely of independent members of the board, to consider the exercise of the option. We will exercise the option only if the special committee determines that consummating the merger and becoming internally managed would be fair to and in the best interests of our stockholders.

Our Operating Policies and Programs

  We have established the following four primary operating policies to implement our business strategies:

  . our Asset Acquisition Policy;

  . our Capital and Leverage Policy;

  . our Credit Risk Management Policy; and

  . our Asset/Liability Management Policy.

 Asset Acquisition Policy

  Our asset acquisition policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

  . Category I--At least 60% of our total assets will generally be adjustable or fixed-rate mortgage securities and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization, or if not rated, will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac.

  . Category II--At least 90% of our total assets will generally consist of Category I investments plus unrated mortgage loans, mortgage securities rated at least investment grade by at least one nationally recognized statistical rating organization, or shares of other REITs or mortgage-related companies.

  . Category III--No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities.

  Under our Category III investment criteria, we may acquire other types of mortgage derivative securities, including, but not limited to, interest only, principal only or other mortgage-backed securities that receive a disproportionate share of interest income or principal.

 Capital and Leverage Policy

  We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally borrow between eight to twelve times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management company and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with institutions which meet credit standards approved by our board of directors.

  Depending on the different cost of borrowing funds at different maturities, we vary the maturities of our borrowed funds to attempt to produce lower borrowing costs. Our borrowings are short-term and we manage actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods on our mortgage-related assets.

  Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements and dollar-roll agreements. In the future we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

 Credit Risk Management Policy

  We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We may reduce certain risks from sellers and servicers through representations and warranties. Our board of directors monitors the overall portfolio risk and determines appropriate levels of provision for loss.

  Compliance with our credit risk management policy guidelines is determined at the time of purchase of mortgage assets, based upon the most recent valuation utilized by us. Such compliance is not affected by events subsequent to such purchase, including, without limitation, changes in characterization, value or rating of any specific mortgage assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us.

 Asset/Liability Management Policy

  Interest-Rate Risk Management. To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of mortgage-related assets and related debt against the effects of major interest rate changes. Specifically, our interest rate management program is formulated with the intent to offset to some extent the potential adverse effects resulting from rate adjustment limitations on our mortgage-related assets and the differences between interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-related assets and related borrowings.

  Our interest rate risk management program encompasses a number of procedures, including the following:

  . monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage-related assets compared with the interest rate sensitivities of our borrowings;

  . attempting to structure our borrowing agreements relating to adjustable-rate mortgage-related assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than a year); and

  . actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage-related assets compared to the interest rate indices and adjustment periods of our borrowings.

  As a result, we expect to be able to adjust the average maturity/adjustment period of our borrowings on an ongoing basis by changing the mix of maturities and interest rate adjustment periods as borrowings come due or are renewed. Through the use of these procedures, we attempt to reduce the risk of differences between interest rate adjustment periods of our adjustable-rate mortgage-related assets and our related borrowings.

  Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio. To the extent consistent with our election to qualify as a REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio, and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedges having excess value in relation to mortgage-related assets, which would result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the tax code. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

  Prepayment Risk Management. We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage-related assets at a premium and at a discount. We invest in mortgage-related assets that on a portfolio basis do not have significant purchase price premiums. Under normal market conditions, we seek to maintain the aggregate capitalized purchase premium of the portfolio at 3% or less. In addition, we can purchase principal only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

  We believe that we have developed cost-effective asset/liability management policies to mitigate prepayment risks. However, no strategy can completely insulate us from prepayment risks. Further, as noted above, certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to fully hedge our prepayment risks. Therefore, we could be prevented from effectively hedging our interest rate and prepayment risks.

Our Investments

 Mortgage-Backed Securities

  Pass-Through Certificates. We principally invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect, passing through monthly payments made by the individual borrowers on the mortgage loans which underlie the securities, net of fees paid to the issuer or guarantor of the securities. Early repayment of principal on some mortgage-backed securities, arising from prepayments of principal due to sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred, may expose us to a lower rate of return upon reinvestment of principal. This is generally referred to as prepayment risk. Additionally, if a security subject to prepayment has been purchased at a premium, the value of the premium would be lost in the event of prepayment. Like other fixed-income securities, when interest rates rise, the value of a mortgage-backed security generally will decline.

  When interest rates are declining, however, the value of mortgage-backed securities with prepayment features may not increase as much as other fixed-income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of a mortgage-backed securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of mortgage-backed securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as extension risk.

  Payment of principal and interest on some mortgage pass-through securities, although not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. Mortgage-backed securities created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees, including individual loan, title, pool and hazard insurance and letters of credit, which may be issued by governmental entities, private insurers or the mortgage poolers.

  Collateralized Mortgage Obligations. Collateralized mortgage obligations, or CMOs, are hybrid mortgage-backed securities. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will consider CMOs that are issued or guaranteed by the federal government or by any of its agencies or instrumentalities to be United States government securities.

 Other Mortgage-Backed Securities

  Mortgage Derivative Securities. We may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities are highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities representing the right to receive interest only or a disproportionately large amount of interest, or interest only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities representing the right to receive principal only or a disproportionate amount of principal, or principal only derivatives, would be likely to increase or decrease in the event of faster or slower prepayments, respectively.

  We may also invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, including LIBOR or the 11th District Cost of Funds Index, or COFI. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater while any drop in the index rate causes an increase in the coupon of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters are associated with greater volatility in their market prices.

  We may also invest in other mortgage derivative securities that may be developed in the future.

  Subordinated Interests. We may also acquire subordinated interests, which are classes of mortgage-backed securities that are junior to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. The subordination may be for all payment failures on the mortgage loans securing or underlying such series of mortgage securities. The subordination will not be limited to those resulting from particular types of risks, including those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of mortgage-related securities or may be limited in amount.

  Mortgage Warehouse Participations. We may also occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. We anticipate that these investments, together with our investments in other Category III assets, will not in the aggregate exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators that are secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations are limited because they are not qualified REIT assets under the tax code.

 Other Mortgage-Related Assets

  Mortgage Loans. We may acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. We anticipate that any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I assets, will not constitute more than 30% of our total mortgage-related assets at any time. All mortgage loans, if any, will be acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or other credit insurers. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution. We do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

  Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration of mortgage loans that we may acquire or the credit quality of suppliers of the mortgage-related assets that we acquire.

  Other Investments. We may acquire other investments that include equity and debt securities issued by other primarily mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities, and residential mortgage loans other than high-credit quality mortgage loans. Although we expect that our other investments will be limited to less than 10% of total assets, we have no limit on how much of our stockholders' equity will be allocated to other investments. There may be periods in which other investments represent a large portion of our stockholders' equity.

Competition

  When we invest in mortgage-backed securities and other investment assets, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

Employees

  As of December 31, 2001, we had no employees. Our manager, Anworth Mortgage Advisory Corporation, carries out the day to day operations of Anworth, subject to the supervision of our board of directors and under the terms of the management agreement.

                   CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

  The following discussion summarizes particular United States federal income tax considerations regarding our qualification and taxation as a REIT and particular United States federal income tax consequences resulting from the acquisition, ownership and disposition of our common stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for United States federal income tax purposes. The tax law upon which this discussion is based could be changed, and any such change could have retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of United States federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships, and persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the United States dollar. This discussion assumes that you will hold our common stock as a "capital asset," generally property held for investment, under the tax code.

  You are urged to consult with your own tax advisor regarding the specific consequences to you of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

General

  Our qualification and taxation as a REIT depends upon our ability to continue to meet the various qualification tests imposed under the tax code and discussed below relating to our actual annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

  We have made an election to be taxed as a REIT under the tax code commencing with our taxable year ended December 31, 1998. We currently expect to continue operating in a manner that will permit us to maintain our qualification as a REIT. All qualification requirements for maintaining our REIT status, however, may not have been or will not continue to be met.

  So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

  . we will be required to pay tax at regular corporate rates on any undistributed "real estate investment trust taxable income," including undistributed net capital gain;

  . we may be required to pay the "alternative minimum tax" on our items of tax preference; and

  . if we have (a) net income from the sale or other disposition of "foreclosure property" which is held primarily for sale to customers in the ordinary course of business, or (b) other nonqualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

  We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

  If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

  . the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 90% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by

  .  a fraction intended to reflect our profitability.

  We will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

  .  85% of our real estate investment trust ordinary income for the year;

  . 95% of our real estate investment trust capital gain net income for the year; and

  .  any undistributed taxable income from prior periods.

  This distribution requirement is in addition to, and different from the distribution requirements discussed below in the section entitled "Annual Distribution Requirements."

  If we acquire any asset from a corporation which is or has been taxed as a C corporation under the tax code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

  .  the fair market value of the asset, over

  . our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset.

  A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in this paragraph with respect to the recognition of gain will apply unless we make an election under Treasury Regulation Section 1.337(d)-7T(c).

  Finally, we could be subject to an excise tax if our dealings with any taxable REIT subsidiaries (defined below) are not at arm's length.

Requirements for Qualification as a REIT

The tax code defines a REIT as a corporation, trust or association:

  .  that is managed by one or more trustees or directors;

  . that issues transferable shares or transferable certificates to evidence beneficial ownership;

  . that would be taxable as a domestic corporation but for tax code Sections 856 through 859;

  . that is not a financial institution or an insurance company within the meaning of the tax code;

  .  that is beneficially owned by 100 or more persons;

  . not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year; and

  . that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

  The tax code provides that all of the first four conditions stated above must be met during the entire taxable year and that the fifth condition must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months. The fifth and sixth conditions do not apply until after the first taxable year for which an election is made to be taxed as a REIT.

  For purposes of the sixth condition, pension trusts and other specified tax-exempt entities generally are treated as individuals, except that a "look-through" exception generally applies with respect to pension funds.

Stock Ownership Tests

  Our stock must be beneficially held by at least 100 persons, the "100 Stockholder Rule," and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, the "5/50 Rule." For purposes of the 100 Stockholder Rule only, trusts described in Section 401(a) of the tax code and exempt under Section 501(a) of the tax code, are generally treated as persons. These stock ownership requirements must be satisfied in each taxable year other than the first taxable year for which an election is made to be taxed as a REIT. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status.

Income Tests

  We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

  . We must derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of "qualified real estate assets," i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, and income from certain types of temporary investments (the "75% gross income test"); and

  . We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, including some interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire qualified real estate assets, or (c) any combination of the foregoing (the "95% gross income test").

  For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100% owned corporate subsidiary of a REIT).

  Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

  If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are entitled to relief under the tax code. Generally, we may avail ourselves of the relief provisions if:

  . our failure to meet these tests was due to reasonable cause and not due to willful neglect;

  . we attach a schedule of the sources of our income to our federal income tax return; and

  . any incorrect information on the schedule was not due to fraud with intent to evade tax.

  If we are entitled to avail ourselves of the relief provisions, we will maintain our qualification as a REIT but will be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.

Asset Tests

  At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

  . at least 75% of the value of our total assets must be represented by qualified real estate assets (including mortgage loans), cash, cash items and government securities;

  . not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test;

  . of the investments included in the 25% asset class, the value of any one issuer's securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer's outstanding securities, in each case except with respect to stock of any "taxable REIT subsidiaries"; and

  . the value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

  A "taxable REIT subsidiary" is any corporation in which we own stock and as to which we and such corporation jointly elect to treat such subsidiary as a taxable REIT subsidiary. For purposes of the asset tests, we will be deemed to own a proportionate share of the assets of any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which we own an interest, which share is determined by reference to our capital interest in the entity, and will be deemed to own the assets owned by any qualified REIT subsidiary and any other entity that is disregarded for federal income tax purposes.

  After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If we fail to satisfy the asset tests because we acquire securities or other property during a quarter, we can cure this failure by disposing of sufficient nonqualifying assets within 30 days after the close of that quarter. For this purpose, an increase in our interests in any partnership or limited liability company in which we own an interest will be treated as an acquisition of a portion of the securities or other property owned by that partnership or limited liability company.

Annual Distribution Requirements

  To maintain our qualification as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to the sum of:

  .  90% of our "REIT taxable income," and

  . 90% of our after tax net income, if any, from foreclosure property, minus

  . the excess of the sum of specified items of our non-cash income items over 5% of "REIT taxable income," as described below.

  For purposes of these distribution requirements, our "REIT taxable income" is computed without regard to the dividends paid deduction (described below) and net capital gain. In addition, for purposes of this test, non-cash income means income attributable to leveled stepped rents, certain original issue discount, certain like-kind exchanges that are later determined to be taxable and income from cancellation of indebtedness. In addition, if we disposed of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation and we elected not to recognize gain currently in connection with the acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognize on a disposition of the asset within the ten-year period following our acquisition of such asset, to the extent that such gain does not exceed the excess of:

  . the fair market value of the asset on the date we acquired the asset, over

  .  our adjusted basis in the asset on the date we acquired the asset.

  Only distributions that qualify for the "dividends paid deduction" available to REITs under the tax code are counted in determining whether the distribution requirements are satisfied. We must make these distributions in the taxable year to which they relate, or in the following taxable year if they are declared before we timely file our tax return for that year, paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

  In addition, dividends distributed by us must not be preferential. If a dividend is preferential, it will not qualify for the dividends paid deduction. To avoid being preferential, every stockholder of the class of stock to which a distribution is made must be treated the same as every other stockholder of that class, and no class of stock may be treated other than according to its dividend rights as a class.

  To the extent that we do not distribute all of our net capital gain, or we distribute at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates.

Failure to Qualify as a REIT

  If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions of the tax code do not apply, we will be required to pay tax, including any applicable alternative minimum tax, on our taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to stockholders in any year in which we fail to qualify as a REIT will not be deductible by us and we will not be required to distribute any amounts to our stockholders. As a result, we anticipate that our failure to qualify as a REIT would reduce the cash available for distribution to our stockholders. In addition, if we fail to qualify as a REIT, all distributions to stockholders will be taxable at ordinary income rates to the extent of our current and accumulated earnings and profits. In this event, corporate distributees may be eligible for the dividends-received deduction. Unless entitled to relief under specific statutory provisions, we will also be disqualified from taxation as a REIT for the four taxable years following the year in which we lose our qualification.

Taxation Of Taxable United States Stockholders

  For purposes of the discussion in this Form 10-K, the term "United States stockholder" means a holder of our stock that is, for United States federal income tax purposes:

  .  a citizen or resident of the United States;

  . a corporation, partnership, or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

  . an estate the income of which is subject to United States federal income taxation regardless of its source; or

  . a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

 Distributions Generally

  Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will be taxable to United States stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder, and will reduce the adjusted tax basis which each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder's adjusted tax basis in its stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

 Capital Gain Distributions

  Distributions designated by us as capital gain dividends will be taxable to United States stockholders as capital gain income. We can designate distributions as capital gain dividends to the extent of our net capital gain for the taxable year of the distribution. This capital gain income will generally be taxable to non-corporate United States stockholders at a 20% or 25% rate based on the characteristics of the asset we sold that produced the gain. United States stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income.

  A recently enacted 18% capital gains rate applies to certain assets acquired after December 31, 2000, and to certain assets held on January 1, 2001, as to which an election is made to treat such assets as having been sold and then reacquired on the same date. If the election is made, the asset will be deemed to be sold at its fair market value and any gain, but not loss, will be recognized. Although the IRS has yet to issue any official guidance on how the 18% rate would apply to distributions made by us, the IRS has indicated in income tax forms that the lower rate will apply to designated capital gain distributions we make to the extent that the gain is derived from the disposition of a capital asset acquired by us after December 31, 2000 and held for more than five years at the time of disposition.

 Retention of Net Capital Gains

  We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, our stockholders would generally:

  . include their proportionate share of our undistributed net capital gains in their taxable income;

  . receive a credit for their proportionate share of the tax paid by us in respect of such net capital gain; and

  . increase the adjusted basis of their stock by the difference between the amount of their share of our undistributed net capital gain and their share of the tax paid by us.

 Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

  Distributions we make and gains arising from the sale or exchange of our stock by a United States stockholder will not be treated as passive activity income. As a result, United States stockholders will not be able to apply any "passive losses" against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation under the tax code. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to you could not be offset by any losses or other deductions you may have.

 Dispositions of Stock

  A United States stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder's adjusted tax basis in the stock. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. In general, any loss recognized by a United States stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us which were required to be treated as long-term capital gains.

 Information Reporting and Backup Withholding

  We report to our United States stockholders and the IRS the amount of dividends paid during each calendar year, and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact, or provides a taxpayer identification number or social security number, certifying as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A United States stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A United States stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder's income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

  Pursuant to the Economic Growth and Tax Relief Reconciliation Act of 2001, signed into law on June 7, 2001, the backup withholding tax rate is 30% for amounts distributed after December 31, 2001 and on or before December 31, 2003. After 2003, the backup withholding tax rate will be gradually reduced until 2006, when the backup-withholding rate will be 28%.

Taxation of Tax-Exempt Stockholders

  The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as "debt financed property" within the meaning of the tax code, i.e., property the acquisition or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a real estate mortgage investment conduit, REMIC, that gives rise to "excess inclusion" income, as defined in Section 860E of the tax code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we were to hold residual interests in a REMIC, or if we or a pool of our assets were to be treated as a "taxable mortgage pool," a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

  For tax-exempt stockholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the tax code, respectively, income from an investment in our stock will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. Any prospective investors should consult their tax advisors concerning these "set aside" and reserve requirements.

  Notwithstanding the above, however, a substantial portion of the dividends you receive may constitute unrelated business taxable income if we are treated as a "pension-held REIT" and you are a pension trust which:

  .  is described in Section 401(a) of the tax code; and

  .  holds more than 10%, by value, of the interests in the REIT.

  Tax-exempt pension funds that are described in Section 401(a) of the tax code and exempt from tax under Section 501(a) of the tax code are referred to below as "qualified trusts."

  A REIT is a "pension-held REIT" if:

  . it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the tax code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 Rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

  . either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

  The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

  . the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to

  .  the total gross income, less directly related expenses, of the REIT.

  A de minimis exception applies where the percentage is less than 5% for any year. As a result of the limitations on the transfer and ownership of stock contained in our charter, we do not expect to be classified as a "pension-held REIT."

Taxation of Non-United States Stockholders

  The rules governing federal income taxation of "non-United States stockholders" are complex and no attempt will be made herein to provide more than a summary of these rules. "Non-United States stockholders" mean beneficial owners of shares of our stock that are not United States stockholders (as such term is defined in the discussion above under the heading entitled "Taxation of Taxable United States Stockholders").

  PROSPECTIVE NON-UNITED STATES STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE, AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

  Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of United States real property interests and that are not designated by us as capital gain dividends or retained capital gains will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder's conduct of a United States trade or business, the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions, and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

  . a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-United States stockholder with us; or

  . the non-United States stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

  Any portion of the dividends paid to non-United States stockholders that is treated as excess inclusion income will not be eligible for exemption from the 30% withholding tax or a reduced treaty rate.

  Distributions in excess of our current and accumulated earnings and profits will not be taxable to non-United States stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder's stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-United States stockholder's stock, these distributions will give rise to tax liability if the non-United States stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against United States tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a United States real property interest because we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.

  Distributions attributable to our capital gains which are not attributable to gain from the sale or exchange of a United States real property interest generally will not be subject to income taxation, unless (1) investment in our stock is effectively connected with the non-United States stockholder's U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to such gain (except that a corporate non-United States stockholder may also be subject to the 30% branch profits tax), or (2) the non-United States stockholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual's capital gains.

  For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or mortgage-backed securities, will be taxed to a non-United States stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a non-United States stockholder as if that gain were effectively connected with the stockholder's conduct of a United States trade or business. Non-United States stockholders thus would be taxed at the normal capital gain rates applicable to stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-United States corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-United States stockholder's FIRPTA tax liability.

  Gains recognized by a non-United States stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-United States stockholders. Because our stock is publicly traded, we cannot assure our investors that we are or will remain a domestically controlled REIT. Even if we are not a domestically-controlled REIT, however, a non-United States stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if the shares are traded on an established securities market.

  If gain from the sale of the stock were subject to taxation under FIRPTA, the non-United States stockholder would be subject to the same treatment as United States stockholders with respect to that gain, subject to applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals, and the possible application of the 30% branch profits tax in the case of non-United States corporations. In addition, the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS.

  Gains not subject to FIRPTA will be taxable to a non-United States stockholder if:

  . the non-United States stockholder's investment in the stock is effectively connected with a trade or business in the United States, in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to that gain; or

  . the non-United States stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains.

 Information Reporting and Backup Withholding

  If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 30%, subject to reduction in years after 2003) unless the disposing non-United States stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a "controlled foreign corporation" for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the United States, then (i) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (ii) information reporting will not apply if the non-United States stockholder satisfies certification requirements regarding its status as a foreign stockholder.

State, Local and Foreign Taxation

  We may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which we transact business or make investments, and our stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Our state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. In addition, a stockholder's state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. Consequently, prospective investors should consult their tax advisors regarding the effect of state, local and foreign tax laws on an investment in our stock.

Item 2. PROPERTY

  Our office space is provided by our manager, Anworth Mortgage Advisory Corporation. The office of the manager is located at 1299 Ocean Avenue, Second Floor, Santa Monica, California.

Item 3. LEGAL PROCEEDINGS

  We are not a party to any material pending legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

  Our common stock began trading under the symbol ANH on the American Stock Exchange on March 17, 1998. Preceding March 17, 1998, there had been no public market for our common stock. The high and low sale prices for our common stock as reported by the American Stock Exchange for the periods indicated are as follows:

                                                            2000        2001
                                                         ----------- -----------
                                                         High   Low  High   Low
                                                         ----- ----- ----- -----
   First Quarter........................................ $4.69 $4.00 $5.35 $3.94
   Second Quarter....................................... $4.50 $4.13 $6.90 $4.60
   Third Quarter........................................ $5.06 $4.13 $8.08 $6.35
   Fourth Quarter....................................... $5.00 $3.88 $9.85 $6.60

Holders

  As of March 11, 2002 there were approximately 56 record holders of Anworth's common stock. On March 12, 2002 the last reported sale price of the common stock on the American Stock Exchange was $9.55 per share.

Recent Sales of Unregistered Securities

  On December 27, 2001, we completed the sale of 500,000 unregistered shares of our common stock. The securities were purchased by FBR Asset Investment Corporation in a private placement exempted from registration by Section 4(2) of the Securities Act of 1933, as amended. We received approximately $3.89 million in net proceeds after deducting expenses of the placement. The securities were subsequently registered for future resale on a registration statement on Form S-3, filed with the Securities and Exchange Commission on January 30, 2002.

Dividends

  We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors' evaluation of earnings for each listed quarter and were declared on the date indicated.

                                                      Cash
                                                    Dividends   Date Dividend
                                                    Per Share     Declared
                                                    --------- -----------------
   2000
     First Quarter ended March 31, 2000............   $0.15   March 21, 2000
     Second Quarter ended June 30, 2000............   $0.15   June 21, 2000
     Third Quarter ended September 30, 2000(1).....   $0.10   October 13, 2000
     Fourth Quarter ended December 31, 2000........   $0.11   January 19, 2001

   2001
     First Quarter ended March 31, 2001............   $0.20   April 20, 2001
     Second Quarter ended June 30, 2001............   $0.24   July 23, 2001
     Third Quarter ended September 30, 2001(2).....   $0.54   October 15, 2001
     Fourth Quarter ended December 31, 2001(3).....   $0.25   October 15, 2001
     Fourth Quarter ended December 31, 2001(4).....   $0.30   December 17, 2001

--------
(1) On September 26, 2000, our board of directors announced that dividends on common stock, in the future, would generally be declared after each quarter-end rather than during the applicable quarter.
(2) The dividend of $0.54 was based on our retained earnings as of September 30, 2001, of which $0.42 was earned in the third quarter of 2001 and the remaining $0.12 was earned in prior quarters.
(3) On October 15, 2001, our board of directors declared a dividend of $0.25, paid on January 15, 2002, for purposes of year-end REIT compliance requirements.
(4) The dividend of $0.30 was paid on January 22, 2002 to holders of record as of the close of business on December 20, 2001.

Item 6. SELECTED FINANCIAL DATA

  The selected financial data as of December 31, 2001, 2000 and 1999 and the three years in the period ended December 31, 2001 are derived from our audited financial statements incorporated by reference and included in this Form 10-K. The selected financial data as of December 31, 1998 and for the period from commencement of operations on March 17, 1998 to December 31, 1998 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

                                    Period from
                                    March 17 to   Year Ended December 31,
                                    December 31, ----------------------------
                                        1998       1999      2000      2001
                                    ------------ --------  --------  --------
Statement of Operations Data:
Days in period.....................        290        365       366       365
Interest and dividend income.......   $  8,570   $  9,501  $ 10,314  $ 10,768
Interest expense...................     (7,378)    (7,892)   (8,674)   (6,363)
                                      --------   --------  --------  --------
Net interest income................      1,192      1,609     1,640     4,405
Gain on sales......................        --         --        --        430
Expenses...........................       (307)      (400)     (379)   (1,129)
                                      --------   --------  --------  --------
Net income.........................   $    885   $  1,209  $  1,261  $  3,706
                                      ========   ========  ========  ========
Basic net income per average
 share.............................   $   0.38   $   0.53  $   0.54  $   1.52
Diluted net income per average
 share.............................   $   0.38   $   0.53  $   0.54  $   1.50
Dividends declared per share (1)...   $   0.37   $   0.53  $   0.40  $   1.64
Weighted average shares
 outstanding.......................      2,316      2,290     2,331     2,467

                                                At December 31,
                                    -----------------------------------------
                                        1998       1999      2000      2001
                                    ------------ --------  --------  --------
Statement of Operations Data:
Mortgage-backed securities, net....   $184,245   $161,488  $134,889  $420,214
Total assets.......................   $199,458   $167,144  $141,834  $424,610
Repurchase agreements..............   $170,033   $147,690  $121,891  $325,307
Total liabilities..................   $182,216   $150,612  $123,633  $369,613
Stockholders' equity...............   $ 17,242   $ 16,532  $ 18,201  $ 54,997
Number of common shares
 outstanding.......................      2,328      2,307     2,350     6,951
Book value per share...............   $   7.41   $   7.17  $   7.75  $   7.91

                                    Period from
                                    March 17 to   Year Ended December 31,
                                    December 31, ----------------------------
                                        1998       1999      2000      2001
                                    ------------ --------  --------  --------
Other Data (unaudited):
Average earnings assets............   $181,445   $163,167  $152,289  $167,890
Average borrowings.................   $165,496   $149,372  $135,631  $152,870
Average equity (2).................   $ 19,060   $ 18,931  $ 19,154  $ 20,279
Yield on interest earning assets
 (3)...............................       5.94%      5.82%     6.77%     6.41%
Cost of funds on interest bearing
 liabilities.......................       5.61%      5.28%     6.40%     4.16%
Annualized Financial Ratios
 (unaudited) (2)(4):
Net interest margin (net interest
 income/average assets)............       0.83%      0.99%     1.08%     2.62%
G&A expenses as a percentage of
 average assets (5)................       0.21%      0.24%     0.25%     0.32%
Return on average assets (5).......       0.61%      0.74%     0.83%     2.56%
Return on average equity...........       5.84%      6.38%     6.58%    18.28%

--------
(1) On September 26, 2000, our board of directors announced that, beginning with the third quarter of 2000, dividends would generally be declared after each quarter-end rather than during the applicable quarter.
(2) Average equity excludes fair value adjustment for mortgage-backed securities.
(3) Excludes gain on sale of $430,000 for the year ended December 31, 2001.
(4) Each ratio for 1998 has been computed by annualizing the results for the 290-day period ended December 31, 1998.
(5)Excludes incentive fees paid to our management company.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under "Risk Factors" herein.

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

  Over the past year, the dramatic decline in the general level of interest rates has had a materially positive impact on our financial results. As a result of the interest rate reductions by the Federal Reserve Board, the one-month treasury bill has declined from 5.37% as of December 31, 2000 to 1.68% as of December 31, 2001. This decline has reduced the rates at which we borrow funds to finance our portfolio holdings. Our cost of financing has declined from 6.40% for the year ended December 31, 2000 to 4.16% for the year ended December 31, 2001. This contrasts significantly with the much less substantial decline of our asset yield from 6.77% for the year ended December 31, 2000 to 6.41% for the year ended December 31, 2001.

  We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of December 31, 2001, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2001 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

Results Of Operations

 Years Ended December 31, 2001 and 2000

  For the year ended December 31, 2001, our net income was $3,706,000, or $1.50 per share diluted, based on an average of 2,466,817 shares outstanding. Net interest income for that year totaled $4,405,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the year ended December 31, 2001, we incurred general and administrative expenses of $1,129,000, consisting of operating expense of $323,000, a base management fee of $208,000 and an incentive management fee of $598,000.

  By comparison, our net income was $1,261,000 for the year ended December 31, 2000. The increase in our profitability in 2001 over 2000 was due to the sharp decline in the general level of interest rates, allowing us to decrease our borrowing expense at a rate far greater than the rate at which the interest income on our assets declined.

  Our annual return on average equity was 18.28% for the year ended December 31, 2001. This return compares favorably to the 2000 figure of 6.58%.

  For the year ended December 31, 2001, the yield on our average assets, including the impact of the amortization of premiums and discounts, was 6.41%. For 2000, this figure was 6.77%. Our weighted average cost of funds for the year ended December 31, 2001 was 4.16% compared to 6.40% for the year ended December 31, 2000.

  During the year ended December 31, 2001, our return on common equity, as calculated in accordance with the terms of our management agreement for the purpose of calculating incentive fee, was 19.70%. The ten-year U.S. Treasury rate for the corresponding period was 5.02%, which would dictate a 6.02% hurdle rate. As a result, our management company earned an incentive fee of $598,000 for the year ended December 31, 2001. In 2000, our management company earned no incentive fee.

 Years Ended December 31, 2000 and 1999

  For the year ended December 31, 2000, our net income was $1,261,000, or $0.54 per share (basic and diluted), based on an average of 2,330,987 shares outstanding. Net interest income for that year totaled $1,640,000. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. During the year ended December 31, 2000, we incurred general and administrative expenses of $379,000, consisting of operating expense of $212,000, a base management fee of $167,000 and no incentive management fee.

  By comparison, our net income was $1,209,000 for the year ended December 31, 1999, our first full year of operation. The increase in our profitability in 2000 over 1999 was due to an increase in interest income, which rose faster than interest expense due to the continued slowing of prepayment of our mortgage assets in 2000, a trend which began in 1999. In addition, our operating expenses decreased by $21,000.

  Our annual return on average equity was 6.58% for the year ended December 31, 2000. This return compares favorably to the 1999 figure of 6.38%.

  For the year ended December 31, 2000, the yield on our average assets, including the impact of the amortization of premiums and discounts, was 6.77%. For 1999, this figure was 5.82%. Our weighted average cost of funds for the year ended December 31, 2000, was 6.40% compared to 5.28% for the year ended December 31, 1999.

  During the year ended December 31, 2000, our return on common equity, as calculated in accordance with the terms of our management agreement for the purpose of calculating incentive fee, was 6.03%. The ten-year U.S. Treasury rate for the corresponding period was 6.03%, which would dictate a 7.03% hurdle rate. As a result, our management company earned no incentive fee for the year ended December 31, 2000. In 1999, our management company earned no incentive fee.

  The table below shows the components of return on average equity(1):

                                         Net Interest     G&A          Net
                                           Income/    Expense(2)/ Income(2)(3)/
                                            Equity      Equity       Equity
                                         ------------ ----------- -------------
For the year ended December 31, 2001....    21.72%       2.62%       19.10%
For the year ended December 31, 2000....     8.56%       1.98%        6.58%
For the year ended December 31, 1999....     8.49%       2.11%        6.38%

--------
(1) Average equity excludes unrealized gain (loss) on available for sale securities.
(2) Excludes incentive fees paid to our management company.
(3) Excludes gain on sales of $430,000 for the year ended December 31, 2001.

  The table below shows our average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income:

                                                                    Yield on
                                      Average                        Average
                                     Amortized           Yield on   Amortized Yield on Dividend
                           Average    Cost of  Average    Average    Cost of  Average    and
                            Cash     Mortgage  Earning     Cash     Mortgage  Earning  Interest
                         Equivalents  Assets    Assets  Equivalents  Assets    Assets   Income
                         ----------- --------- -------- ----------- --------- -------- --------
                                                 (dollars in thousands)
For the year ended
 December 31, 2001......   $3,444    $164,446  $167,890    4.00%      6.46%    6.41%   $10,768
For the year ended
 December 31, 2000......   $2,122    $150,167  $152,289    5.88%      6.79%    6.77%   $10,314
For the year ended
 December 31, 1999......   $6,452    $156,715  $163,167    4.99%      5.86%    5.82%   $ 9,501

The table below shows our average borrowed funds and annualized average cost of funds as compared to average one- and average three-month LIBOR:

                                                                    Average
                                                                      One-     Average    Average
                                                                     month     Cost of    Cost of
                                                                     LIBOR      Funds      Funds
                                                                    Relative   Relative   Relative
                                                   Average Average to Average to Average to Average
                         Average           Average  One-   Three-    Three-      One-      Three-
                         Borrowed Interest Cost of  Month   Month    month      month      month
                          Funds   Expense   Funds   LIBOR   LIBOR    LIBOR      LIBOR      LIBOR
                         -------- -------- ------- ------- ------- ---------- ---------- ----------
                                                   (dollars in thousands)
For the year ended Dec.
 31, 2001............... $152,870  $6,363   4.16%   3.86%   3.75%     0.11 %     0.30 %     0.41 %
For the year ended Dec.
 31, 2000............... $135,631  $8,674   6.40%   6.42%   6.54%    (0.12)%    (0.02)%    (0.14)%
For the year ended Dec.
 31, 1999............... $149,372  $7,892   5.28%   5.25%   5.42%    (0.17)%     0.03 %    (0.14)%

The following table shows operating expenses as a percent of total assets:

                                                Management
                                                  Fee &
                                                  Other                Total G&A
                                                Expenses/  Performance Expenses/
                                                  Total     Fee/Total    Total
                                                  Assets     Assets     Assets
                                                ---------- ----------- ---------
For the year ended December 31, 2001...........    0.13%      0.14%      0.27%
For the year ended December 31, 2000...........    0.23%       --        0.23%
For the year ended December 31, 1999...........    0.24%       --        0.24%

Quarterly Results Of Operation

The following data was derived from unaudited financial information for each of the eight quarters ending March 31, 2000 through December 31, 2001. This data was prepared on the same basis as the audited financial statements contained elsewhere in this Form 10-K and, in the opinion of management, includes all adjustments necessary for the fair presentation of the information for the periods presented. This information should be read in conjunction with the financial statements and notes thereto. The operating results in any quarter are not necessarily indicative of the results that may be expected for any future period.

                                                 For the Three Months Ended
                         ------------------------------------------------------------------------------
                         March 31, June 30,  Sept. 30, Dec. 31,  March 31, June 30,  Sept. 30, Dec. 31,
                           2000      2000      2000      2000      2001      2001      2001      2001
                         --------- --------  --------- --------  --------- --------  --------- --------
                                                       (in thousands)
Statement of Operations
 Data:
Interest and dividend
 income.................  $ 2,627  $ 2,646    $ 2,549  $ 2,493    $ 2,556  $ 2,518    $ 2,564  $ 3,130
Interest expense........   (2,132)  (2,181)    (2,241)  (2,120)    (1,921)  (1,650)    (1,403)  (1,389)
                          -------  -------    -------  -------    -------  -------    -------  -------
Net interest income.....      495      465        308      373        635      868      1,161    1,741
Gain on sales...........      --       --         --       --          71       81        166      113
Expenses................     (101)     (97)       (99)     (83)      (162)    (255)      (303)    (410)
                          -------  -------    -------  -------    -------  -------    -------  -------
Net Income..............  $   394  $   368    $   209  $   290    $   544  $   694    $ 1,024  $ 1,444
                          =======  =======    =======  =======    =======  =======    =======  =======
Basic earnings per
 share..................  $  0.17  $  0.16    $  0.09  $  0.12    $  0.23  $  0.29    $  0.43  $  0.54
Diluted earnings per
 share..................  $  0.17  $  0.16    $  0.09  $  0.12    $  0.23  $  0.29    $  0.42  $  0.53
Dividends per share.....  $  0.15  $  0.15    $  0.10  $  0.11    $  0.20  $  0.24    $  0.54  $  0.55
Weighted average common
 shares outstanding
 (diluted)..............    2,314    2,326      2,338    2,346      2,354    2,368      2,423    2,725

Financial Condition

  At December 31, 2001, we held total assets of $425 million, consisting primarily of $351 million of adjustable-rate mortgage-backed securities, $69 million of fixed-rate mortgage-backed securities and $1.8 million of preferred stock issued by REITs. This balance sheet size represents an approximate 202% increase over our balance sheet size at December 31, 2000. At December 31, 2001, we were well within our asset allocation guidelines, with 99% of total assets consisting of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 75% were adjustable-rate pass-through certificates that reset at least once a year. The remaining 25% were 3/1 and 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

  The following table presents a schedule of mortgage-backed securities owned at December 31, 2001 and December 31, 2000, classified by type of issuer:

                                       At December 31, 2001 At December 31, 2000
                                       -------------------- --------------------
                                         Fair    Portfolio    Fair    Portfolio
Agency                                   Value   Percentage   Value   Percentage
------                                 --------- ---------- --------- ----------
                                             (dollar amounts in thousands)
FNMA.................................. $ 280,855    66.8%   $ 110,415    81.8%
FHLMC.................................   139,359    33.2%      23,957    17.8%
Private Placement.....................       --      -- %         517     0.4%
                                       ---------   ------   ---------   ------
  Total Portfolio..................... $ 420,214   100.0%   $ 134,889   100.0%

  The following table classifies our portfolio of mortgage-backed securities owned at December 31, 2001 and December 31, 2000, by type of interest rate index: (With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.)

                                        December 31, 2001   December 31, 2000
                                       ------------------- --------------------
                                         Fair   Portfolio    Fair    Portfolio
Index                                   Value   Percentage   Value   Percentage
-----                                  -------- ---------- --------- ----------
                                            (dollar amounts in thousands)
One-month LIBOR....................... $  9,998     2.4%   $   1,249     0.9%
Six-month LIBOR.......................    4,218     1.0%       7,332     5.4%
One-year LIBOR........................   39,689     9.5%         --      -- %
Six-month Certificate of Deposit......    2,059     0.5%       3,692     2.7%
One-year Constant Maturity Treasury...  291,606    69.3%      97,491    72.3%
Cost of Funds Index...................    3,895     0.9%       4,713     3.5%
Fixed rate............................   68,749    16.4%      20,412    15.2%
                                       --------   ------   ---------   ------
  Total Portfolio..................... $420,214   100.0%   $ 134,889   100.0%

  Our mortgage-backed securities portfolio had a weighted average coupon of 6.44% at December 31, 2001. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were 17%, 30% and 34%, respectively, for the months of October, November and December 2001. At December 31, 2001, the unamortized net premium paid for our mortgage-backed securities was $8.5 million.

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

  As of December 31, 2001, the fair value of our portfolio of mortgage-related assets classified as available for sale was $0.71 million, or 0.17%, greater than the amortized cost of our portfolio.

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

Liquidity And Capital Resources

  Our primary source of funds consists of repurchase agreements, which totaled $325 million at December 31, 2001. Our other significant source of funds for the year ended December 31, 2001 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $51.7 million. As of December 31, 2001, we had raised approximately $0.8 million in capital under our dividend reinvestment and direct stock purchase plan, $491,000 of which was raised in 2001.

  In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

  Our borrowings had a weighted average interest cost during the year ended December 31, 2001 of 4.16% compared with 6.40% for the year ended December 31, 2000. As of December 31, 2001, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to eighteen months. On December 31, 2001, we had borrowing arrangements with eleven different financial institutions and had borrowed funds under repurchase agreements with eight of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the year ended December 31, 2001, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

  From time to time, we raise additional equity dependent upon market conditions and other factors. In that regard, we completed a public offering and a private placement on December 27, 2001 that raised approximately $34.6 million in combined net proceeds, and we completed a public offering on February 28, 2002 that raised approximately $40 million in net proceeds.

Stockholders' Equity

  We use available for sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available for sale treatment, our equity base at December 31, 2001 was $54.0 million, or $7.91 per share.

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

  Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. "Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities" was $0.71 million, or 0.17% of the amortized cost of mortgage-backed securities at December 31, 2001.

                                 RISK FACTORS

                         Risks Related to Our Business

Interest rate mismatches between our adjustable-rate mortgage-backed securities and our borrowings used to fund our purchases of the assets may reduce our income during periods of changing interest rates.

  We fund most of our acquisitions of adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage-backed securities. Accordingly, if short-term interest rates increase, this may adversely affect our profitability.

  Most of the mortgage-backed securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases the interest rate indices and repricing terms of the mortgage-backed securities that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our common stock.

  The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on December 31, 2001, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 16 months, while our borrowings had a weighted average term to next rate adjustment of 179 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

  We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On December 31, 2001, 16.4% of our mortgaged-backed securities were fixed-rate securities.

Increased levels of prepayments from mortgage-backed securities may decrease our net interest income.

  Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

  . We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense the premium that was prepaid at the time of the prepayment. On December 31, 2001, approximately 87.0% of our mortgage-backed securities were acquired at a premium.

  . We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

  . If we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

  Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

  While we seek to minimize prepayment risk to the extent practical, in selecting investments we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.

  Currently, all of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these repurchase agreements increase, that would adversely affect our profitability.

  Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

  .  the movement of interest rates;

  .  the availability of financing in the market; and

  .  the value and liquidity of our mortgage-backed securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

  Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. On December 31, 2001, approximately 83.6% of our mortgage-backed securities were adjustable-rate securities. These factors could lower our net interest income or cause us to suffer a net loss during periods of rising interest rates.

Our leveraging strategy increases the risks of our operations.

  We generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities. Use of leverage can enhance our investment returns. However, leverage also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

  . The use of leverage increases our risk of loss resulting from various factors, including rising interest rates, increased interest rate volatility, downturns in the economy, reductions in the availability of financing or deteriorations in the conditions of any of our mortgage-related assets.

  . A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of the mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

  . A default of a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset, including any cross-collateralized mortgage-backed securities. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

  . To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

We have not used derivatives to mitigate our interest rate and prepayment risks and this leaves us exposed to certain risks.

  Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks described above. However, so far we have determined that the costs of these transactions outweigh their benefits. This strategy saves us the additional costs of such hedging transactions, but it leaves us exposed to the types of risks that such hedging transactions would be designed to reduce. If we decide to enter into derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot eliminate these risks. Additionally, the use of derivative transactions could have a negative impact on our earnings.

An increase in interest rates may adversely affect our book value.

  Increases in interest rates may negatively affect the market value of our mortgage-related assets. Our fixed-rate securities are generally more negatively affected by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets.

We may invest in leveraged mortgage derivative securities that generally experience greater volatility in market prices, thus exposing us to greater risk with respect to their rate of return.

  We may acquire leveraged mortgage derivative securities that may expose us to a high level of interest rate risk. The characteristics of leveraged mortgage derivative securities result in greater volatility in their market prices. Thus, acquisition of leveraged mortgage derivative securities would expose us to the risk of greater volatility in our portfolio and that could adversely affect our net income and overall profitability.

We depend on borrowings to purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms, we will be limited in our ability to acquire mortgage-related assets and our earnings and profitability could decline.

  We depend on short-term borrowings to fund acquisitions of mortgage-related assets and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. Moreover, we depend on a few lenders to provide the primary credit facilities for our purchases of mortgage-related assets.

  If we cannot renew or replace maturing borrowings, we may have to sell our mortgage-related assets under adverse market conditions and may incur permanent capital losses as a result. Any number of these factors in combination may cause difficulties for us, including a possible liquidation of a major portion of our portfolio at disadvantageous prices with consequent losses, which may render us insolvent.

Possible market developments could cause our lenders to require us to pledge additional assets as collateral. If our assets are insufficient to meet the collateral requirements, then we may be compelled to liquidate particular assets at an inopportune time.

  Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. This requirement for additional collateral may compel us to liquidate our assets at a disadvantageous time, thus adversely affecting our operating results and net profitability.

Our use of repurchase agreements to borrow funds may give our lenders greater rights in the event that either we or a lender files for bankruptcy.

  Our borrowings under repurchase agreements may qualify for special treatment under the bankruptcy code, giving our lenders the ability to avoid the automatic stay provisions of the bankruptcy code and to take possession of and liquidate our collateral under the repurchase agreements without delay in the event that we file for bankruptcy. Furthermore, the special treatment of repurchase agreements under the bankruptcy code may make it difficult for us to recover our pledged assets in the event that a lender files for bankruptcy. Thus, the use of repurchase agreements exposes our pledged assets to risk in the event of a bankruptcy filing by either a lender or us.

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning capital gains if we cannot sell mortgage-related assets at an opportune time.

  We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits or the ability to earn capital gains.

We depend on our key personnel and the loss of any of our key personnel could severely and detrimentally affect our operations.

  We depend on the diligence, experience and skill of our officers and the people working on behalf of our management company for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman of our board of directors and Chief Executive Officer, Pamela J. Watson, Chief Financial Officer and Treasurer, Evangelos Karagiannis, Vice President and Joseph McAdams, Vice President. We have not entered into employment agreements with our senior officers, nor do we require the management company to employ specific personnel or to dedicate employees solely to our business. These individuals are free to engage in competitive activities in our industry. The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

Our board of directors may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business, results of operation and stock price.

  Our board of directors can modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results and stock price, however, the effects may be adverse.

Competition may prevent us from acquiring mortgage-related assets at favorable yields and that would negatively impact our profitability.

  Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs. In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us. As a result we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs. If that occurs, our profitability will be harmed.

Our investment policy involves risks associated with the credit quality of our investments. If the credit quality of our investments declines or if there are defaults on the investments we make, our profitability may decline and we may suffer losses.

  Our mortgage-backed securities have primarily been agency certificates that, although not rated, carry an implied "AAA" rating. Agency certificates are mortgage-backed securities where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality mortgage-backed securities. If we acquire mortgage-backed securities of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities.

                    Risks Related to Our Management Company

Our management company and its affiliates may allocate mortgage-related opportunities to other entities, and thus may divert attractive investment opportunities away from us.

  Our management company is Anworth Mortgage Advisory Corporation. Lloyd McAdams, Joseph McAdams and Evangelos Karagiannis work on behalf of our management company to manage our funds. Affiliates of our management company and some of our officers manage mortgage-backed securities for other parties. Messrs. L. McAdams, J. McAdams and Karagiannis are actively involved in managing approximately $4 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through Pacific Income Advisers, which is under common control with our management company. Messrs. L. McAdams, J. McAdams and Karagiannis intend to continue to perform services for Pacific Income Advisers.

  These multiple responsibilities may create conflicts of interest for these officers if they are presented with opportunities that may benefit us and the clients of Pacific Income Advisers. These officers allocate investments among our portfolio and the clients of Pacific Income Advisers by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. However, our management company and those working on its behalf have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

The compensation structure for our management company creates an incentive for our management company to increase the riskiness of our mortgage portfolio in an attempt to increase its compensation.

  In addition to its base management compensation, our management company earns incentive compensation for each fiscal year equal to 20% of the amount by which our return on equity each year exceeds a return based on the ten-year United States treasury rate plus 1%. As a result, our management company shares in our profits but not in our losses. Consequently, as our management company evaluates different mortgage-backed securities for our investment and other investments, there is a risk that our management company will cause us to assume more risk than is prudent in an attempt to increase its incentive compensation. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, may be unduly ignored at the expense of our management company's emphasis on maximizing its income.

Since our management company may receive a significant fee if we terminate the management agreement, we may not be able to economically terminate the management agreement in the event that our management company fails to meet our expectations.

  If we terminate the management agreement, or if we decide not to renew it, then we may have to pay a significant fee to our management company. The actual amount of the fee is not known because the fair market value of the management agreement cannot be determined in advance with certainty. Paying this fee would reduce the cash available for distribution to stockholders and may cause us to suffer a net operating loss. Consequently, we may not be able to terminate the management agreement economically even if we are dissatisfied with our management company's performance, or if we determine that it would be more efficient to operate with an internal management structure.

  We have recently entered into an option agreement with the stockholder of our management company pursuant to which we have been granted an option to acquire our management company, subject to several conditions being met, including the negotiation of employment agreements with members of our management, establishment of and increases to new and existing benefit plans and extension of our services agreement with Pacific Income Advisors. Although we have no obligation to exercise the option, as noted above, if we are dissatisfied with the performance of our management company and desire to terminate the management agreement, we could be forced to pay a termination fee. Under such circumstances, it is highly unlikely we would desire to fulfill the conditions necessary to exercise our option and, even if we desired to do so, the termination fee relating to our management contract could exceed the agreed-upon option price under the option agreement. Consequently, investors in our common stock should not view our ability to exercise the option to purchase our management company as providing any economic advantage to us in the event we are dissatisfied with the performance of our management company.

Because our management company may render services to other mortgage investors, this could reduce the amount of time and effort that our management company devotes to us and, consequently, our profitability and overall management could suffer.

  Our agreement with our management company does not restrict the right of our management company, any persons working on its behalf or any of its affiliates from doing business, including the rendering of advice in the purchase of mortgage-backed securities that meet our investment criteria, with any other person or entity. In addition to our management company's ability to do business with any other third party, the management agreement does not specify a minimum time period that our management company and its personnel must devote to us. The ability of our management company to engage in these other business activities could reduce the time and effort it spends managing us.

Prior to its association with us, our management company had not managed a REIT.

  Our management company has now managed us since our initial public offering in March of 1998. Prior to its association with us, our management company had not previously managed a REIT. In particular, our management company had not managed a highly leveraged pool of mortgage assets or utilized hedging instruments, nor did our management company have experience in complying with the asset limitations imposed by the REIT provisions of the United States Internal Revenue Code (referred to throughout this Form 10-K as the "tax code"). Although our management company now has more than three years of experience in managing our company, there can be no assurance that the experience of our executive officers and our management company is appropriate to our business. Further, the experience of the officers of our management company should not be viewed as a reliable gauge of our continued success.

We may not become an internally managed REIT.

  The option agreement that we entered into with our management company is subject to several conditions, including the conditions that: (1) the independent members of our board of directors have determined that a merger with our management company is in the best interests of our stockholders; (2) we have received a fairness opinion from a reputable investment banking firm regarding the fairness of the consideration for the merger; and

(3) our stockholders have approved the merger. As a result, there cannot be any assurance that a merger with our management company will be completed. If a merger with our management company does not occur, we expect to continue to operate as an externally-advised company under our existing management agreement with our management company. This would prevent us from realizing the possible benefits of internal management.

Our net income per share may decrease if we become internally managed.

  If we become internally managed, we cannot guarantee that any anticipated cost savings from no longer paying the base management fee to our management company would offset the additional expenses that we would incur as an internally managed REIT. These additional expenses would include all of the salaries and benefits of our executive officers and the other employees that we would need to operate as an internally managed company. In addition, we have agreed to adopt an incentive compensation plan for key executives if we become internally managed. Even if our earnings are not adversely affected, our earnings per share may decrease because we would be issuing additional shares of our common stock as merger consideration. These additional shares would represent approximately 2.0% of the total number of shares outstanding after the merger. If we remain externally managed, the amount of the base and incentive management fees payable to our management company would depend on a number of factors, including the amount of additional equity, if any, that we are able to raise and the profitability of our business. Therefore, the exact amount of future fees that we would pay to our management company cannot be predicted with complete accuracy. If the expenses we assume as an internally managed company are higher than we anticipate or the fees we would pay in the future to our management company as an externally managed company would have been lower than we anticipate, our net income per share may decrease as a result of becoming internally managed.

The number of shares we issue in the merger with our management company will not change to reflect changes in the relative value of our company and our management company after the date the option agreement was signed.

  The number of shares of our common stock that would be issued in a merger with our management company is fixed. Therefore, it will not be reduced even if the market price of our common stock increases after the date the option agreement was signed. Likewise, it will not be reduced even if the value of our management company goes down after that date. Our value may change because of our financial results or other results of operations, changes in the economic sector in which we operate, changes in economic conditions generally and other factors that might affect our business, condition and prospects.

The merger with our management company may cause us to lose our REIT status for tax purposes.

  In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have current or accumulated earnings and profits carried over from our management company. If the IRS successfully asserts that we acquired current or accumulated earnings and profits from our management company and failed to distribute, during the taxable year in which the merger occurs, all of such earnings and profits, we would lose our REIT qualification for the year of the merger, as well as any other taxable years during which we held such acquired earnings and profits, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to be acquired from our management company. In order to make such an additional distribution, we could be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, our net assets and distributions to our stockholders would be substantially reduced because of our increased tax liability. Furthermore, to the extent that distributions have been made in anticipation of our qualification as a REIT, we might also be required to borrow additional funds or to liquidate certain of our investments in order to pay the applicable tax on our income.

After a merger we would be subject to potential liability as an employer.

  We do not directly employ any employees or maintain any benefit or retirement plans. However, if we become internally managed, we expect to directly employ the persons who are currently employees of our management company. In addition to their salaries and other cash compensation, we would need to establish certain health, retirement and other employee benefit plans, and we would bear the costs of the establishment and maintenance of these plans. As an employer, we would be subject to potential liabilities that are commonly faced by employers, such as workers' disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

              Risks Related to REIT Compliance and Other Matters

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

  We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the tax code, and we intend to continue to meet the requirements for taxation as a REIT. However, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex tax code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

  . we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

  . any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

  . unless we were entitled to relief under applicable statutory provisions, we would be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

  Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

  In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our mortgage-backed securities, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

  The REIT provisions of the tax code may substantially limit our ability to hedge mortgage-backed securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, although we do not currently engage in hedging transactions, we may in the future have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

  In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

  As a REIT, we must distribute 90% (95% with respect to taxable years beginning before January 1, 2001) of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the tax code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

  We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring "mortgages and other liens on and interests in real estate." Under the SEC's current interpretation, qualification for this exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. In order to constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned.

                            Additional Risk Factors

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

  We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the tax code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

  We intend to seek to raise additional capital from time to time if we determine that it is in our best interests and the best interests of our stockholders. If we raise additional capital, our earnings per share and dividend may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

We may incur excess inclusion income that would increase the tax liability of our stockholders.

  In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the tax code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the tax code. If the stockholder is foreign, then it would be subject to federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

  Excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. We also invest in equity securities of other REITs. If we were to receive excess inclusion income from another REIT, we may be required to distribute the excess inclusion income to our shareholders, which may result in the recognition of unrelated business taxable income.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

  For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted Lloyd McAdams, our Chairman and Chief Executive Officer, and his family members an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption permits Mr. McAdams, Heather Baines and Joseph E. McAdams collectively to hold up to 19% of our outstanding shares.

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a "control premium" for their shares.

  Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a "control premium" for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

  . Ownership limit. The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

  . Preferred stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

  . Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation's shares to engage in a business combination with the corporation.

  . Maryland control share acquisition statute. Maryland law limits the voting rights of "control shares" of a corporation in the event of a "control share acquisition."

Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock.

  In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Additional equity offerings by us may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, would have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock and diluting their stock holdings in us.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

 Interest Rate Risk

  We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-backed securities. Hybrid mortgages are adjustable-rate mortgages that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to a one-year adjustable-rate for the remaining loan term. Our borrowings are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

  We fund the purchase of a substantial portion of our adjustable-rate mortgage-backed debt securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of the mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net income, dividend yield and the market price of our common stock.

  Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and our debt obligations are generally based on LIBOR. These indices generally move in parallel, but there can be no assurance that this will continue to occur.

  Our adjustable-rate mortgage-backed securities and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

  Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

  As of December 31, 2001, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames:

                                     Assets                  Borrowings*
                           -------------------------- --------------------------
                                     Percent of Total           Percent of Total
                            Amount     Investments     Amount      Borrowings
                           --------- ---------------- --------- ----------------
                                          (amounts in thousands)
Investment Type/Rate
 Reset Dates
Fixed-Rate Investments...  $  68,748       16.4%      $     --         -- %
Adjustable Rate
 Investments/Obligations:
Less than 3 months.......     11,740        2.8%        162,411       49.9%
Greater than 3 months and
 less than 1 year........    226,944       54.0%        127,146       39.1%
Greater than 1 year and
 less than 2 years.......     11,833        2.8%         35,750       11.0%
Greater than 2 years and
 less than 3 years.......     82,386       19.6%            --         -- %
Greater than 3 years and
 less than 5 years.......     18,563        4.4%            --         -- %
                           ---------      ------      ---------      ------
  Total..................  $ 420,214      100.0%      $ 325,307      100.0%
                           =========      ======      =========      ======

--------
* Excludes borrowings incurred to settle open asset purchases at December 31, 2001, which will reprice in less than three months.

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

 Liquidity Risk

  Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2001, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 16 months, while our borrowings had a weighted average term to next rate adjustment of 179 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term debt as it matures. There can be no assurance that we will always be able to roll over our short-term debt. At December 31, 2001, we had $35.75 million of debt which could be considered long-term debt with a term greater than one-year.

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

  We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security are prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate. This would reduce our income. At December 31, 2001, unamortized mortgage premium balances of mortgage-backed securities for financial accounting purposes were $8.5 million, or 2.0% of total assets.

 Tabular Presentation

  The information presented in the table below projects the impact of changes in interest rates on our 2002 projected net income and net assets as more fully discussed below based on investments in place on December 31, 2001, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

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

  When interest rates are shocked, these prepayment assumptions are further adjusted based on our best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 87% increase in the prepayment rate of our adjustable-rate mortgage-backed securities. The base interest rate scenario assumes interest rates at December 31, 2001. Actual results could differ significantly from those estimated in the table.

              Change in            Percentage Change               Percentage Change
            Interest Rate            in Net Income                   in Net Assets
            -------------          -----------------               -----------------
             (2.0)%                      (24)%                            2 %
             (1.0)%                      (18)%                            1 %
              0.0 %                        0 %                            0 %
              1.0 %                        1 %                           (2)%
              2.0 %                       (2)%                           (4)%

Recently Issued Accounting Pronouncements

  In June and August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" and No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," respectively. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 144 establishes a single accounting model for the accounting of a discontinued segment of a business as well as addresses significant implementation issues related to Statement 121. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows.

  In June 2001, the FASB, issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of Statement 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Similarly, goodwill associated with equity method investments is no longer amortized. Equity method goodwill is not, however, subject to the new impairment rules; the impairment guidance in existing rules for equity method investments continues to apply. We do not expect that the adoption of these standards will have a material impact on our financial position, results of operations or cash flows. We currently do not have any business combinations in progress; however, our board of directors has formed a special committee to consider a merger with our management company pursuant to an option agreement described more fully in Item 1 above.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

  The financial statements and related financial information required to be filed hereunder are indexed under Item 14 of this report and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

  Biographical information regarding each director is set forth below:

  Lloyd McAdams (age 56) has been the Chairman of the Board, President and Chief Executive Officer of our company and of our management company, Anworth Mortgage Advisory Corporation, since their formation in 1997. Mr. McAdams is also the Chairman of the Board, Chief Investment Officer and co-founder of Pacific Income Advisers, Inc., or PIA, an investment advisory firm organized in 1986 that manages an investment portfolio for institutional and individual clients. Mr. McAdams is the President of Syndicated Capital, Inc., a registered broker-dealer. Mr. McAdams also serves as a director of Monterey Mutual Fund. Before joining PIA, Mr. McAdams held the position of President of Security Pacific Investment Managers, Inc. from 1981 to 1987, Senior Vice President of Trust Company of the West from 1975 to 1981, and an Investment Officer with the State of Tennessee from 1973 to 1975. In 1983, Mr. McAdams served as a Board member of the California Public Employees Retirement System. Mr. McAdams holds a Bachelor of Science in Statistics from Stanford University and a Masters in Business Administration from the University of Tennessee. Mr. McAdams is a Chartered Financial Analyst charterholder, Chartered Investment Counselor and a Certified Employee Benefit Specialist.

  Joe E. Davis (age 67) has been a director of our company since its formation. Since 1982, Mr. Davis has been a private investor. From 1974 to 1982, Mr. Davis served as President and Chief Executive Officer of National Health Enterprises, Inc. Mr. Davis also serves as a director of BMC Industries, Inc., Wilshire Technologies, Inc., Natural Alternatives, Inc. and American Funds Insurance Series.

  Charles H. Black (age 75) has been a director of our company since its formation. Since 1985, Mr. Black has been a private investor and financial consultant. From 1985 to 1987, he served as Vice Chairman and Director of Pertron Controls Corporation. From 1982 to 1985, Mr. Black served as the Executive Vice President, Director, Chief Financial Officer and Chairman of Investment Committee for Kaiser Steel Corporation. From 1980 to 1982, Mr. Black served as Executive Vice President and Chief Financial Officer of Great Western Financial Corporation. From 1957 to 1980, Mr. Black served at Litton Industries, where he ultimately held the position of Corporate Vice President and Treasurer. Mr. Black is a member of the Board of Governors of the Pacific Exchange, Inc. Mr. Black serves as a director of Investment Company of America, Orincon Industries, Inc. and Wilshire Technologies, Inc. and as an advisory director of Windsor Capital Group, Inc.

  Charles F. Smith (age 69) has been a director of our company since April 2001. Since 1984, Mr. Smith has served as Chief Executive Officer of Charles
F. Smith & Co., Inc., an investment banking firm specializing in mergers and acquisitions. Mr. Smith serves as a Director of FirstFed Financial Corp., Grojean Transportation, Inc., Trans Ocean Distribution, Ltd. and Worldwide Restaurant Concepts, Inc. Mr. Smith also serves as a Trustee and Vice Chairman of Saint John's Health Center Foundation in Santa Monica, California.

Information Regarding Board of Directors

  Our board of directors consists of four members. The size of our board was increased from three to four members in April 2001 for the purpose of adding a third independent director to serve as a member of our audit committee in accordance with the rules of the American Stock Exchange. Directors are elected annually to serve until the next annual meeting of stockholders and until their successors are elected and qualified.

  During 2001, our board of directors had an audit committee, but not a compensation committee or a nominating committee. Our audit committee is responsible for making recommendations concerning the engagement of independent certified public accountants, approving professional services provided by the independent public accountants and reviewing the adequacy of the our internal accounting controls. Our audit committee is currently comprised of Messrs. Davis, Black and Smith.

  We do not have a compensation committee because we have no paid officers or employees. However, our board of directors, which consists of a majority of directors not affiliated with our management company, administers our 1997 Stock Option and Awards Plan. In addition, our independent directors review from time to time the management agreement between us and our management company to determine whether the contracted fee schedule is reasonable in relation to the nature and quality of services performed by our management company thereunder.

  During 2001, our board of directors held five meetings and our audit committee held one meeting. Each of our directors attended each of the meetings of the board of directors and each member of our audit committee attended the meeting held by the audit committee during 2001.

  Our independent directors receive a fee of $6,000 per year, payable semiannually, and $1,000 for each meeting of the board of directors attended and each meeting of the audit committee attended not immediately preceding or following a board meeting. Directors are reimbursed reasonable expenses incurred in attending board and audit committee meetings. Concurrently upon the initial public offering of our common stock in March 1998, we granted each of our independent directors options to purchase 6,000 shares of common stock at an exercise price of $9.00 per share. Such options vested 100% on September 17, 1998. In 1999, we granted each of our independent directors an option to purchase 1,250 shares of our common stock at an exercise price of $4.60 per share. Such options vest 100% on April 16, 2002, the third anniversary of the date of grant. In 2000, we did not grant any options to any of our directors. In 2001, we granted each of our independent directors a fully vested option to purchase 3,000 shares of our common stock at an exercise price of $7.10 per share. All of the options were granted under our 1997 Stock Option and Awards Plan.

  Our directors are required to devote only so much of their time to our affairs as is necessary or required for the effective conduct and operation of our business. Because our management agreement provides that our management company will assume principal responsibility for managing our affairs, our directors, in their capacities as such, are not expected to devote substantial portions of their time to the affairs of the company. However, in their capacities as officers or employees of our management company, or its affiliates, they will devote such portion of their time to the affairs of our management company as is required for the performance of the duties of our management company under the management agreement.

  No family relationships exist between any of our executive officers or directors, except that Lloyd McAdams and Heather U. Baines are husband and wife and Lloyd McAdams and Joseph E. McAdams are father and son.

Executive Officers

  All officers serve at the discretion of our board of directors. Although we may have salaried employees, we do not currently have any employees. The persons listed below are the executive officers of the company:

          Name           Age                        Position(s) Held
          ----           ---                        ----------------
Lloyd McAdams...........  56 Chairman of the Board, President and Chief Executive Officer
Pamela J. Watson........  47 Executive Vice President, Chief Financial Officer and Secretary
Heather U. Baines.......  60 Executive Vice President
Evangelos Karagiannis...  40 Vice President
Joseph E. McAdams.......  33 Vice President

Biographical information regarding each executive officer who is not a director is set forth below:

  Pamela J. Watson has been an Executive Vice President and the Chief Financial Officer, Treasurer and Secretary of our company since its formation and an Executive Vice President and the Chief Financial Officer and Secretary of our management company since its formation. Ms. Watson joined PIA in 1996 and holds the position of Vice President. Prior to joining PIA, from 1990 to 1995, Ms. Watson was employed by Kleinwort Benson Cross Financing Inc. and Kleinwort Benson Capital Management Inc., an interest rate swap dealer and investment management firm owned by the British merchant bank Kleinwort Benson Group plc., where Ms. Watson served as Chief Financial Officer from 1991 to 1995. From 1989 to 1990, Ms. Watson was employed by Security Pacific State Trust Company as a Business Manager, and from 1986 to 1989, she held the position of Vice President of Capital Research and Management Company, the mutual fund arm of The Capital Group. Ms. Watson holds a Bachelor of Science degree from Lehigh University and a Masters in Business Administration from Claremont Graduate School.

  Heather U. Baines has been an Executive Vice President our company and our management company since their formation. Since 1987, she has held the position of President and Chief Executive Officer of PIA. From 1978 to 1987, Ms. Baines was employed by Security Pacific Investment Managers, Inc., ultimately holding the position of Senior Vice President and Director. Ms. Baines holds a bachelors degree from Antioch College.

  Evangelos Karagiannis has been a Vice President of our company and of our management company since their formation. Mr. Karagiannis joined PIA in 1992 and holds the position of Vice President. Mr. Karagiannis serves as Fixed Income Portfolio Manager with a specialty in mortgage-backed securities and is also responsible for PIA's quantitative research. Mr. Karagiannis has been the author, and co-author with Mr. McAdams, of articles on fixed income portfolio management and for PIA's internal research. Mr. Karagiannis holds a Doctor of Philosophy degree in physics from the University of California at Los Angeles ("UCLA") and, prior to joining PIA, was a postdoctoral fellow at UCLA, where he was a Fulbright Scholar. Mr. Karagiannis is also a Chartered Financial Analyst charterholder.

  Joseph E. McAdams has been a Vice President of our company and of our management company since June 19, 1998. Mr. McAdams joined PIA in 1998 and holds the position of Vice President. Mr. McAdams serves as Fixed Income Portfolio Manager with a specialty in mortgage-backed securities and is also responsible for PIA's fixed income trading. Prior to joining PIA, from 1993 to 1998, Mr. McAdams was employed by Donaldson, Lufkin & Jenrette Securities Corp. as a mortgage-backed security trader and analyst. Mr. McAdams holds a Master of Arts degree in Economics from the University of Chicago and a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania. Mr. McAdams is also a Chartered Financial Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

  Under Section 16(a) of the Securities Exchange Act of 1934, as amended, our directors, officers and persons holding more than 10% of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the Securities and Exchange Commission. Such persons are also required to furnish us copies of the forms so filed. Based solely upon a review of copies of such forms filed with us, we believe that during 2001, our officers and directors complied with the Section 16(a) filing requirements on a timely basis except for the delinquent filing of a Form 3 on behalf of Charles F. Smith upon his election as a director in April 2001.

Item 11. EXECUTIVE COMPENSATION

  We have not paid, and do not intend to pay, any annual compensation to our executive officers for their services as executive officers. From time to time, in the discretion of our board of directors, we may grant options to purchase shares of our common stock to our executive officers and directors pursuant to our 1997 Stock Option and Awards Plan.

Options Granted in 2001

  The following table sets forth information regarding stock options granted to our executive officers during 2001.

                                                                            Potential
                                                                           Realizable
                                                                            Value at
                                                                         Assumed Annual
                                                                          Rate of Stock
                                                                              Price
                                                                          Appreciation
                                                                           for Option
                                        Individual Grants                    Term(1)
                         ----------------------------------------------- ---------------
                         Number of
                         Securities  Percent of
                         Underlying Total Options
                          Options    Granted to   Exercise or
                          Granted   Employees in  Base Price  Expiration
Name                        (#)      Fiscal Year    ($/Sh)       Date     5%($)  10%($)
----                     ---------- ------------- ----------- ---------- ------- -------
Lloyd McAdams...........   25,000         19         7.81      8/10/06    53,944 119,202
Pamela J. Watson........   43,520         33         6.70      7/16/11   183,376 464,710
Heather U. Baines.......      --         --           --           --        --      --
Evangelos Karagiannis...   43,520         33         6.70      7/16/11   183,376 464,710
Joseph E. McAdams.......   19,296         15         7.37      7/16/06    39,290  86,822

--------
(1) The amounts under the columns labeled "5%" and "10%" are included pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of our common stock. The amounts are calculated by using the closing market price of a share of common stock on the grant date as reported by the American Stock Exchange and assuming annual compounded stock appreciation rates of 5% and 10% over the full term of the option. The reported amounts are based on the assumption that the named persons hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of our common stock.

2001 Year-End Values

  The following table sets forth the number and dollar value of unexercised options held by our executive officers as of December 31, 2001.

                               Number of Securities      Value of Unexercised
                              Underlying Unexercised         In-the-Money
                              Options at FY-End(#)(1)    Options at FY-End ($)
Name                         Exercisable/Unexercisable Exercisable/Unexercisable
----                         ------------------------- -------------------------
Lloyd McAdams...............       65,000/12,500             36,250/56,250
Pamela J. Watson............       75,520/10,000            140,698/45,000
Heather U. Baines...........        32,000/5,000             36,250/22,500
Evangelos Karagiannis.......       75,520/10,000            140,698/45,000
Joseph E. McAdams...........       19,296/10,000             69,632/45,000

--------
(1) Excludes shares issuable upon the exercise of options pursuant to accrued dividend equivalent rights, or DERs, granted in conjunction with such options, which shares are set forth below. Shares Accrued Pursuant to DERs in 2001.

Shares Accrued in 2001 Pursuant to DERs

  The following table sets forth the number of additional shares issuable upon the exercise of stock options as a result of dividends paid by us in 2001 and DERs granted to our executive officers.

                                           Shares Accrued       Shares Vested
Name                                     Pursuant to DERs(1) Pursuant to DERs(2)
----                                     ------------------- -------------------
Lloyd McAdams...........................        1,845              15,819
Pamela J. Watson .......................        1,476              12,655
Heather U. Baines.......................        1,435              12,655
Evangelos Karagiannis...................        1,476              12,655
Joseph E. McAdams.......................           80                   0
Charles Black...........................           10                   0
Joe E. Davis............................           10                   0
Charles F. Smith........................            0                   0

--------
(1) Based upon DERs issued in conjunction with stock option grants. The shares accrued pursuant to DERs represent shares issuable (assuming the underlying options have vested) proportionately upon the exercise of the related stock options at no additional consideration. The number of DERs is derived from (a) the product of the dividend per share paid during 2001 multiplied by the number of shares subject to stock options granted to the respective executive officer divided by (b) the fair market value of our common stock on the dividend payment date.
(2) The additional shares vest 33.3% per year in accordance with the vesting schedule for the related options that were granted in 1998 and 100% upon the third anniversary of the date of the grant of options granted in 1999. The DERs expire ten (10) years from the date of grant or earlier upon termination of employment in accordance with the expiration and termination of the related options.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  As of March 11, 2002, there were 11,803,327 shares of Anworth's Common Stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our Common Stock as of March 15, 2002 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to beneficially own more than 5% of Anworth's Common Stock and (iv) all directors and executive officers of Anworth as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 15, 2002 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

                                                          Amount and
                                                          Nature of
                                                          Beneficial Percent of
                    Beneficial Owner                      Ownership    Class
                    ----------------                      ---------- ----------
Wellington Management Company, LLP(1)....................  632,900      5.1%
Lloyd McAdams(2).........................................  378,001      3.1%
Pamela J. Watson(3)......................................   98,756        *
Heather U. Baines(4).....................................  316,997      2.6%
Evangelos Karagiannis(5).................................   98,756        *
Joe E. Davis(6)..........................................   14,583        *
Charles H. Black(7)......................................   20,583        *
Joseph E. McAdams(8).....................................  136,577      1.1%
Charles F. Smith(9)......................................    3,000        *
All Directors and Officers as a Group (8 Persons)(10)....  813,282      6.6%

--------
 *  Less than 1%
 (1) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 12, 2002. According to the Schedule 13G, Wellington Management Company, LLP, or WMC, is an investment adviser and it may be deemed to beneficially own 632,900 shares of our common stock. Brian P. Hillary is Vice President of WMC. The address for WMC is 75 State Street, Boston, Massachusetts, 02109.
 (2) Includes (i) 147,575 shares held by Lloyd McAdams and Heather U. Baines as community property, (ii) 123,771 shares subject to stock options exercisable within 60 days of March 15, 2002 and (iii) 30,700 shares owned by the McAdams Foundation of which Lloyd McAdams is a director. Mr. McAdams shares voting and investment power over the shares held by the Foundation and disclaims any beneficial interest in the shares held by this entity.
 (3) Includes 98,756 shares subject to stock options exercisable within 60 days of March 15, 2002.
 (4) Includes (i) 147,575 shares held by Lloyd McAdams and Heather U. Baines as community property and (ii) 93,466 shares subject to stock options exercisable within 60 days of March 15, 2002.
 (5) Includes 98,756 shares subject to stock options exercisable within 60 days of March 15, 2002.
 (6) Includes 9,000 shares subject to stock options exercisable within 60 days of March 15, 2002.
 (7) Includes 9,000 shares subject to stock options exercisable within 60 days of March 15, 2002.
 (8) Includes 94,877 shares subject to stock options exercisable within 60 days of March 15, 2002. Includes 30,700 shares owned by the McAdams Foundation of which Joseph McAdams is a director. Mr. McAdams shares voting and investment power over the shares held by the Foundation and disclaims any beneficial interest in the shares held by this entity.
 (9) Includes 3,000 shares subject to stock options exercisable within 60 days of March 15, 2002.
(10) Anworth Mortgage Asset Corporation and each of its directors and officers may be reached at 1299 Ocean Avenue, Suite 200, Santa Monica, California 90401, telephone (310) 394-0115.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Agreement

  We entered into a management agreement with our management company, Anworth Mortgage Advisory Corporation, effective March 17, 1998 for an initial term of five (5) years. The management agreement may be terminated by us without cause at any time upon sixty (60) days written notice by a majority vote of the our independent directors or by a vote of the holders of a majority of the outstanding shares of capital stock having the right to vote. In addition, We have the right to terminate the management agreement for "cause" upon a material breach by our management company of any provision contained in the management agreement or the bankruptcy or insolvency of our management company. These events are not related to our performance.

  Our manager receives a base management fee equal to 1% per year of the first $300 million of our stockholders' equity, plus 0.8% per year of the portion of our stockholders' equity above $300 million. For services performed during 2001, the base management fee was $208,000. We also pay our management company an annual incentive compensation fee of 20% of the amount by which our return on our equity, as defined in our management agreement, exceeds a return based on the ten-year U.S. Treasury Rate plus 1%. For services performed during 2001, the incentive management fee was $598,000. Our board of directors reviews and approves the calculation of the base and incentive compensation paid to our management company quarterly, one quarter in arrears, during each quarterly scheduled board of directors meeting.

  The terms of the management agreement have not been negotiated on an arm's-length basis and may not be as favorable as we could have obtained from an unaffiliated third party.

Certain Relationships

  Pursuant to the terms of our management agreement, our management company and its affiliates, including Pacific Income Advisors, or PIA, agree on the allocation of mortgage securities between us and other accounts over which our management company and its affiliates have control. Pursuant to such allocation, our management company bases allocation decisions on the procedures our management company considers fair and equitable, including, without limitation, such considerations as investment objectives, restrictions and time horizon, availability of cash and the amount of existing holdings. In some cases, some forms of pro rata allocations may be used and, in other cases, random allocation processes may be used. In other cases, neither may be used.

  Notwithstanding the foregoing, the aforementioned conflict may result in decisions or allocations of mortgage securities to affiliates of our management company, including PIA, that are not in our best interests. In particular, it is possible that asset allocations made by our management company could favor its affiliates, and our operating income and distributions to stockholders could be materially and adversely affected.

  We are subject to additional conflicts of interest arising from our relationships with PIA and its officers, directors and affiliates. Our management company renders management services to us and is paid a management fee on a quarterly basis, resulting in a direct benefit to its owner, who is one of our officers and directors. Our management company oversees our day-to-day operations pursuant to policies established by our board of directors and the authority delegated to our manager under the management agreement. Our management company entered into an administrative services agreement with PIA upon the closing of our initial public offering, pursuant to which PIA renders certain administrative services to our management company. Such services include administrative, secretarial, data processing, operations and settlement, employee benefit and research services. Our management company and PIA determined the fee to be paid based upon what the parties believed such services would be valued at if negotiated between unaffiliated third parties on an arms-length basis. Lloyd McAdams, our Chairman of the Board, President and Chief Executive Officer, and Heather Baines, our Executive Vice President, beneficially own all of the outstanding common stock of our management company. Additionally, Mr. McAdams and Ms. Baines beneficially own 5,550 shares, representing 92.5% of the outstanding stock, of PIA, and Mr. McAdams and Ms. Baines are husband and wife. Additionally, the officers and employees of our management company are also officers of Anworth and officers and employees of PIA.

Option To Become Internally Managed

  Our management company has granted us an option, exercisable on or before April 30, 2003, to acquire our management company by merger for consideration consisting of 240,000 shares of our common stock. If this option is exercised, we would become an internally managed company and the employees of the management company would become our employees. The closing of the merger would be subject to a number of conditions, including the approval of our stockholders and receipt by our board of directors of a fairness opinion regarding the fairness of the consideration payable by us in the merger. We have agreed, as a condition to exercising the option, to enter into direct employment contracts with Lloyd McAdams and other key executives of the management company designated by Mr. McAdams, adopt an incentive compensation plan for our employees and increase and maintain the size of our 1997 Stock Option and Awards Plan. If the merger is consummated, the management agreement would be terminated with no termination fee payable by us.

  Our board of directors has formed a special committee, made up solely of independent members of the board, to consider the exercise of the option. We will exercise the option only if the special committee determines that consummating the merger and becoming internally managed would be fair to and in the best interests of our stockholders.

                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)1. Financial Statements

                                                                           Page
                                                                           ----
Report of Independent Accountants........................................  F-2
Balance Sheets as of December 31, 2001 and 2000..........................  F-3
Statements of Operations for the Years Ended December 31, 2001, 2000 and
 1999....................................................................  F-4
Statements of Stockholders' Equity for the Years Ended December 31, 2001,
 2000 and 1999...........................................................  F-5
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and
 1999....................................................................  F-6
Notes to Financial Statements............................................  F-7

    2. Financial Statement Schedules.

        All other schedules are omitted because they are not applicable or are not required.

    3. Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

  Exhibit
  Number                               Description
 ---------                             -----------
    2.1(1) Purchase Agreement dated December 20, 2001 between Anworth and FBR
           Asset Corporation.
    3.1(2) Charter
    3.2(2) Bylaws
    4.1(2) Specimen Class A Common Stock certificate
   10.1(2) Management Agreement between Anworth and Anworth Mortgage Advisory
           Corporation dated March 17, 1998
   10.2(3) Dividend Reinvestment and Stock Purchase Plan
   10.3(4) 1997 Stock Option and Awards Plan, as amended
   10.4(5) Option Agreement between Anworth and the shareholder of Anworth
           Mortgage Advisory Corporation dated October 29, 2001
   23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants

--------
(1) Incorporated by reference from Anworth's Registration Statement on Form S-3, Registration No. 333- 81698, filed on January 30, 2002.
(2) Incorporated by reference from Anworth's Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998.
(3) Incorporated by reference from Anworth's Registration Statement on Form S-3, Registration No. 333-87555, filed on September 22, 1999.
(4) Incorporated by reference from Anworth's Definitive Proxy Statement on
    Schedule 14A, filed on April 30, 2001.
(5) Incorporated by reference to Anworth's Registration Statement on Form S-2, Registration No. 333-71786, which became effective under the Securities Act of 1933, as amended, on December 20, 2001.

  (b) Reports on Form 8-K.

  We filed the following current reports on Form 8-K during the quarter ended December 31, 2001:

  Form 8-K filed on December 17, 2001 to announce the issuance of our press release that addressed the declaration of a dividend of $0.30 per share (Item
9).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 19, 2002

                                          Anworth Mortgage Asset Corporation

                                                /s/ Joseph Lloyd McAdams
                                          By: _________________________________
                                                    Joseph Lloyd McAdams
                                              Chairman of the Board, President
                                                and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ Joseph Lloyd McAdams          Chairman of the Board,       March 19, 2002
______________________________________  President and Chief
         Joseph Lloyd McAdams           Executive Officer
                                        (Principal Chief
                                        Executive)

       /s/ Pamela J. Watson            Senior Vice President and    March 19, 2002
______________________________________  Chief Financial Officer
           Pamela J. Watson

       /s/ Charles H. Black            Director                     March 19, 2002
______________________________________
           Charles H. Black

         /s/ Joe E. Davis              Director                     March 19, 2002
______________________________________
             Joe E. Davis

       /s/ Charles F. Smith            Director                     March 19, 2002
______________________________________
           Charles F. Smith

                       ANWORTH MORTGAGE ASSET CORPORATION

          FINANCIAL STATEMENTS AND REPORTS OF INDEPENDENT ACCOUNTANTS

                           FOR INCLUSION IN FORM 10-K

                            ANNUAL REPORT FILED WITH

                       SECURITIES AND EXCHANGE COMMISSION

                               DECEMBER 31, 2001

                       ANWORTH MORTGAGE ASSET CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Report of Independent Accountants........................................  F-2
Balance Sheets as of December 31, 2001 and 2000..........................  F-3
Statements of Operations for the Years Ended December 31, 2001, 2000 and
 1999....................................................................  F-4
Statements of Stockholders' Equity for the Years Ended December 31, 2001,
 2000 and 1999...........................................................  F-5
Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and
 1999....................................................................  F-6
Notes to Financial Statements............................................  F-7

                       Report of Independent Accountants

To the Board of Directors and Stockholders of Anworth Mortgage Asset Corporation

  In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2001 and December 31, 2000, and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits as of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California
January 25, 2002, except for
 the last paragraph of Note
 5 for which the date is
 February 28, 2002

                       ANWORTH MORTGAGE ASSET CORPORATION

                                 BALANCE SHEETS
                                 (in thousands)

                                                      December 31, December 31,
                                                          2001         2000
                                                      ------------ ------------
ASSETS
  Mortgage backed securities.........................   $420,214     $134,889
  Other marketable securities........................      1,803        1,948
  Cash and cash equivalents..........................        290        3,894
  Accrued interest and dividend receivable...........      2,293        1,090
  Prepaid expenses and other.........................         10           13
                                                        --------     --------
                                                        $424,610     $141,834
                                                        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Reverse repurchase agreements......................   $325,307     $121,891
  Payable for purchase of mortgage-backed
   securities........................................     40,819          --
  Accrued interest payable...........................      1,293        1,706
  Dividends payable..................................      1,329          --
  Accrued expenses and other.........................        865           36
                                                        --------     --------
                                                         369,613      123,633
                                                        --------     --------
Stockholders' Equity
  Preferred stock, par value $.01 per share;
   authorized 20,000 shares; no shares issued and
   outstanding.......................................        --           --
  Common stock; par value $.01 per share; authorized
   100,000 shares; 7,001 and 2,400 issued and 6,951
   and 2,350 outstanding respectively................         70           24
  Additional paid in capital.........................     54,324       19,243
  Accumulated other comprehensive income, unrealized
   gain (loss) on available for sale securities......        705       (1,186)
  Retained earnings..................................        127          349
  Treasury stock at cost (50 shares).................       (229)        (229)
                                                        --------     --------
                                                          54,997       18,201
                                                        --------     --------
                                                        $424,610     $141,834
                                                        ========     ========


                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                          For the Year Ended For the Year Ended For the Year Ended
                          December 31, 2001  December 31, 2000  December 31, 1999
                          ------------------ ------------------ ------------------
Interest and dividend
 income net of
 amortization of premium
 and discount...........       $10,768            $10,314            $ 9,501
Interest expense........        (6,363)            (8,674)            (7,892)
                               -------            -------            -------
Net interest income.....         4,405              1,640              1,609
Gain on sale of
 securities.............           430                --                 --
Expenses: (Note 6)
  Management fee........          (208)              (167)              (175)
  Incentive fee.........          (598)               --                 --
  Other expense.........          (323)              (212)              (225)
                               -------            -------            -------
Net Income..............       $ 3,706            $ 1,261            $ 1,209
                               =======            =======            =======
Basic earnings per
 share..................       $  1.52            $  0.54            $  0.53
                               =======            =======            =======
Average number of shares
 outstanding............         2,442              2,331              2,290
                               =======            =======            =======
Diluted earnings per
 share..................       $  1.50            $  0.54            $  0.53
                               =======            =======            =======
Average number of
 diluted shares
 outstanding............         2,467              2,331              2,290
                               =======            =======            =======
Dividends declared per
 share..................       $  1.64            $  0.40            $  0.53
                               =======            =======            =======



                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 2000 and 2001

                                                      Accum.
                                                       Other
                                                      Compre-
                         Common   Common   Additional hensive           Treasury Compre-
                         Stock     Stock    Paid-in   Income   Retained  Stock   hensive
                         Shares  Par Value  Capital   (Loss)   Earnings at Cost  Income    Total
                         ------  --------- ---------- -------  -------- -------- -------  -------
                                        (in thousands except per share amounts)
Balance, December 31,
 1998................... 2,328      $23     $18,971   $(1,775)  $   23   $ --             $17,242
Issuance of common
 stock..................    29      --           99                                            99
Available-for-sale
 securities,
 Fair value adjustment..                                 (576)                     (576)     (576)
Net income..............                                         1,209            1,209     1,209
                                                                                 ------
Comprehensive income....                                                         $  633
                                                                                 ======
Repurchase of common
 stock..................   (50)     --                                    (229)              (229)
Dividends declared -
  $0.53 per share.......                                        (1,213)                    (1,213)
                         -----      ---     -------   -------   ------   -----            -------
Balance, December 31,
 1999................... 2,307      $23     $19,070   $(2,351)  $   19   $(229)           $16,532
                         =====      ===     =======   =======   ======   =====            =======
Issuance of common
 stock..................    43        1         173                                           174
Available-for-sale
 securities,
 Fair value adjustment..                                1,165                     1,165     1,165
Net income..............                                         1,261            1,261     1,261
                                                                                 ------
Comprehensive income....                                                         $2,426
                                                                                 ======
Dividends declared -
  $0.40 per share.......                                          (931)                      (931)
                         -----      ---     -------   -------   ------   -----            -------
Balance, December 31,
 2000................... 2,350      $24     $19,243   $(1,186)  $  349   $(229)           $18,201
                         =====      ===     =======   =======   ======   =====            =======
Issuance of common
 stock.................. 4,601       46      35,081                                        35,127
Available-for-sale
 securities,
 Fair value adjustment..                                1,891                     1,891     1,891
Net income..............                                         3,706            3,706     3,706
                                                                                 ------
Comprehensive income....                                                         $5,597
                                                                                 ======
Dividends declared -
  $1.64 per share.......                                        (3,928)                    (3,928)
                         -----      ---     -------   -------   ------   -----            -------
Balance, December 31,
 2001................... 6,951      $70     $54,324   $   705   $  127   $(229)           $54,997
                         =====      ===     =======   =======   ======   =====            =======

                       See notes to financial statements.

                       ANWORTH MORTGAGE ASSET CORPORATION

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                          For the year ended For the year ended For the year ended
                          December 31, 2001  December 31, 2000  December 31, 1999
                          ------------------ ------------------ ------------------
Operating Activities:
Net income..............       $  3,706           $ 1,261            $ 1,209
Adjustments to reconcile
 net income to
net cash provided by
 operating activities:
Amortization............          1,186               698              1,468
Gain on sale............           (430)              --                 --
Decrease (increase) in
 accrued interest
 receivable.............         (1,203)               21                300
Decrease (increase) in
 prepaid expenses and
 other..................              3                36                (34)
Increase (decrease) in
 accrued interest
 payable................           (413)             (739)               646
Increase (decrease) in
 accrued expenses and
 other..................            829              (118)                96
                               --------           -------            -------
  Net cash provided by
 operating activities...          3,678             1,159              3,685
Investing Activities:
Available-for-sale
 securities:
Purchases...............       (300,303)           (2,618)           (43,658)
Proceeds from sales.....          5,387               --                 --
Principal payments......         51,690            28,930             53,619
                               --------           -------            -------
  Net cash provided by
   (used in) investing
   activities...........       (243,226)           26,312              9,961
Financing Activities:
Net borrowings from
 reverse repurchase
 agreements.............        203,416           (25,799)           (22,343)
Proceeds from common
 stock issued, net......         35,127               173                 99
Repurchase of common
 stock..................            --                --                (229)
Dividends paid..........         (2,599)           (1,254)            (1,169)
                               --------           -------            -------
  Net cash provided by
   (used in) financing
   activities...........        235,944           (26,880)           (23,642)
                               --------           -------            -------
Net increase (decrease)
 in cash and cash
 equivalents............         (3,604)              591             (9,996)
Cash and cash
 equivalents at
 beginning of period....          3,894             3,303             13,299
                               --------           -------            -------
Cash and cash
 equivalents at end of
 period.................       $    290           $ 3,894            $ 3,303
                               ========           =======            =======
Supplemental Disclosure
 of Cash Flow
 Information Cash paid
 for interest...........       $  6,776           $ 9,413            $ 7,246
Supplemental Disclosure
of Investing and
Financing Activities
Mortgage securities
purchased, not yet
settled.................       $ 40,819           $   --             $   --


                       See notes to financial statements.

                      ANWORTH MORTGAGE ASSET CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation (the "Company") was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the initial public offering of its common stock.

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

Interest income is accrued based on the outstanding principal amount of the ARM securities and their contractual terms. Premiums and discounts associated with the purchase of ARM securities are amortized into interest income over the estimated lives of the assets adjusted for estimated prepayments using the effective yield method.

Securities are recorded on the date the securities are purchased or sold.

CREDIT RISK

At December 31, 2001, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA"). The payment of principal and interest on the FHLMC and FNMA mortgage backed securities are guaranteed by those respective agencies. At December 31, 2001, because of the government agencies' guarantee, all of the Company's mortgage backed securities have an implied "AAA" rating.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust ("REIT") and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company is not subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

                      ANWORTH MORTGAGE ASSET CORPORATION

EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase in the income per share. For the years ended December 31, 2000 and 1999, stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The computation of EPS for the year ended December 31, 2001 is as follows:

                                                                       Earnings
                                                         Income Shares Per Share
                                                         ------ ------ ---------
                                                          (in thousands except
                                                             per share data)
For the year ended December 31, 2001
Basic EPS............................................... 3,706  2,442    $1.52
                                                                         =====
Effect of dilutive securities:
Stock options...........................................           25
                                                         -----  -----
Diluted EPS............................................. 3,706  2,467    $1.50
                                                         =====  =====    =====

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

NOTE 2. SECURITIES

The following table summarizes the Company's mortgage-backed securities ("MBS") classified as available-for-sale as of December 31, 2001 and 2000, which are carried at their fair value (in thousands):

December 31, 2001

                                      Federal     Federal     Other
                                     Home Loan   National   Mortgage-   Total
                                     Mortgage    Mortgage     backed     MBS
                                    Corporation Association Securities  Assets
                                    ----------- ----------- ---------- --------
Amortized Cost.....................  $137,937    $280,458      $ --    $418,395
Paydowns receivable................     1,426         --         --       1,426
Unrealized gains...................       222         921        --       1,143
Unrealized losses..................      (226)       (524)       --        (750)
                                     --------    --------      ----    --------
Fair value.........................  $139,359    $280,855      $ --    $420,214
                                     ========    ========      ====    ========

                      ANWORTH MORTGAGE ASSET CORPORATION

December 31, 2000

                                      Federal     Federal     Other
                                     Home Loan   National   Mortgage-   Total
                                     Mortgage    Mortgage     backed     MBS
                                    Corporation Association Securities  Assets
                                    ----------- ----------- ---------- --------
Amortized Cost.....................   $23,602    $111,379      $487    $135,468
Paydowns receivable................       560          --        --         560
Unrealized gains...................        28         189        29         246
Unrealized losses..................      (233)     (1,152)       --      (1,385)
                                      -------    --------      ----    --------
Fair value.........................   $23,957    $110,416      $516    $134,889
                                      =======    ========      ====    ========

In addition, at December 31, 2001, the Company held positions in preferred stock of another mortgage REIT, valued at $1,803,000. The following table summarizes the Company's securities as of December 31, 2001 and 2000 at their fair value (in thousands):
December 31, 2001

                                                                 REIT
                                      ARMS    HYBRIDS   FIXED   Stock   Total
                                    --------  -------  -------  ------ --------
Amortized Cost..................... $250,525  $99,454  $68,416  $1,491 $419,886
Paydowns receivable................      625      801       --      --    1,426
Unrealized gains...................      658       57      428     312    1,455
Unrealized losses..................     (216)    (439)     (95)     --     (750)
                                    --------  -------  -------  ------ --------
Estimated fair value............... $251,592  $99,873  $68,749  $1,803 $422,017
                                    ========  =======  =======  ====== ========

December 31, 2000

                                                                REIT
                                     ARMS    HYBRIDS   FIXED   Stocks   Total
                                    -------  -------  -------  ------  --------
Amortized Cost..................... $96,651  $18,270  $19,986  $1,995  $136,902
Paydowns receivable................     553        7       --      --       560
Unrealized gains...................     650       --      157      --       807
Unrealized losses..................  (1,000)    (138)    (247)    (47)   (1,432)
                                    -------  -------  -------  ------  --------
Estimated fair value............... $96,854  $18,139  $19,896  $1,948  $136,837
                                    =======  =======  =======  ======  ========

NOTE 3. REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). These agreements are collateralized by mortgage backed securities with a fair value of $370,564,000.

At December 31, 2001, the repurchase agreements had a weighted average interest rate of 2.49%, an average maturity of 179 days and the following remaining maturities (in thousands):

Within 59 days......................................................... $118,703
60 to 89 days..........................................................   43,708
90 to 365 days.........................................................  127,146
Over one year..........................................................   35,750
                                                                        --------
                                                                        $325,307
                                                                        ========

                      ANWORTH MORTGAGE ASSET CORPORATION

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

NOTE 5. PUBLIC OFFERINGS AND CAPITAL STOCK

On December 27, 2001 the Company completed a follow-on offering of common stock, $0.01 par value. The Company issued 4,025,000 shares of common stock pursuant to a public offering at a price of $8.30 per share and received net proceeds of $31,320,000, net of underwriting discount of $0.51875 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are estimated to total $575,000, have been charged against the proceeds of the offering. Also on December 27, 2001, the Company issued 500,000 shares of common stock pursuant to a private placement; the Company received net proceeds of $3,891,000 as a result of this transaction.

The Company's authorized capital includes 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by the Board of Directors.

During the year ended December 31, 2001, the Company declared dividends to stockholders totaling $1.64 per share, of which $1.09 has been paid, $0.25 is payable on January 15, 2002 and $0.30 is payable on January 22, 2002. For Federal income tax purposes such dividends are ordinary income and long-term capital gains distributions to the Company's stockholders.

Late in 1998 the Board of Directors authorized the repurchase of 50,000 shares of the Company's common stock. During 1999 the Company completed this repurchase at an average cost of $4.58 per share.

In September of 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchases Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company's common stock and to reinvest dividends in additional shares of the Company's common stock. Through December 31, 2001, the Company raised equity capital of $803,000 as a result of this plan, $491,000 of which was raised in 2001.

On February 19, 2002, the Company completed another follow-on offering of common stock, $0.01 par value. The Company issued 4,200,000 shares of common stock pursuant to a public offering at a price of $8.85 per share and received net proceeds of $34,847,000, net of underwriting discount of $0.553125 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are expected to total $319,000, will be charged against the proceeds of the offering. On February 28, 2002 the underwriters exercised their over-allotment option, purchasing an additional 630,000 shares of common stock. As a result, the Company received additional net proceeds of $5,227,0000, net of the underwriting discount of $0.553125 per share.

                      ANWORTH MORTGAGE ASSET CORPORATION

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

In addition to the Base Management Fee, the Manager receives as incentive compensation for each fiscal quarter an amount equal to 20% of the Net Income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized Return on Equity (calculated by multiplying the Return on Equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1% (the "Incentive Fee").

For the period ended December 31, 2001, the Company paid the Manager $208,000 in Base Management Fees and $598,000 in Incentive Fees; for the year ended December 31, 2000, the Company paid the Manager $167,000 in Base Management Fees and no Incentive Fees. For the year ended December 31, 1999 the Company paid the Manager $175,000 in Base Management Fees and no Incentive Fee.

On October 29, 2001, the Manager granted the Company an option, exercisable on or before April 30, 2003 to acquire the Manager by merger for consideration consisting of 240,000 shares of common stock. The merger would be subject to a number of conditions, including the approval of the Company's stockholders.

NOTE 7. STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the "Stock Option Plan") which authorizes the grant of options to purchase an aggregate of up to 300,000 of the outstanding shares of the company's common stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options ("ISOs") as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified ("NQSOs"), dividend equivalent rights ("DERs") and stock appreciation rights ("SARs"). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. For these options, those granted to officers become exercisable over a three year period following their date of grant, while those granted to directors become exercisable six months after their date of grant. During the year ended December 31, 1999, the Company granted an additional 50,000 options at an exercise price of $4.60 and 12,500 DER's. These options become exercisable three years after the date of grant. During the year ended December 31, 2001, the Company granted an additional 140,856 options at exercise prices which range from $6.70 to $7.81. These options became exercisable on the date of grant. All options granted expire on March 11, 2008. The DER's are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the average market price of the stock exceeds the effective strike price of the options. Since inception, the Company has recorded $73,000 in compensation expense related to the DER's. During the quarter ended June 30, 2001, 114,000 of the outstanding DER's were truncated, and shortly after June 30, 2001 the remaining 34,500 DER's were truncated. After the dividend declared on April 20, 2001, no more dividends accrued to the DER's, thereby fixing the effective strike price of the options.

                      ANWORTH MORTGAGE ASSET CORPORATION

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

                                                         2001     2000    1999
                                                        ------- -------- -------
Net income--as reported (in thousands)................. $3,706   $1,261  $1,209
Net income--pro forma (in thousands)................... $3,445   $1,167  $1,115
Basic earnings per share--as reported..................  $1.52    $0.54   $0.53
Basic earnings per share--pro forma....................  $1.41    $0.50   $0.49
Diluted earnings per share--as reported................  $1.50    $0.54   $0.53
Diluted earnings per share--pro forma..................  $1.40    $0.50   $0.49
Assumptions:
  Dividend yield.......................................   10%     n/a      10%
  Expected volatility..................................   41%     n/a      35%
  Risk-free interest rate..............................  4.98     n/a     6.6%
  Expected lives....................................... 7 years   n/a    7 years

The fair value of the options granted in 2001 range from $1.13 to $1.77. The fair value of options granted during 1999 was $1.75 per share.

                                   2001                     2000                     1999
                         ------------------------ ------------------------ ------------------------
                                 Weighted Average         Weighted Average         Weighted Average
                         Shares   Exercise Price  Shares   Exercise Price  Shares   Exercise Price
                         ------- ---------------- ------- ---------------- ------- ----------------
Outstanding, beginning
 of year................ 198,000      $7.889      198,000      $7.889      148,000      $9.000
Granted................. 140,856       7.014          --          --        50,000       4.600
Exercised...............     --          --           --          --           --          --
Expired.................     --          --           --          --           --          --
                         -------      ------      -------      ------      -------      ------
Outstanding, end of
 year................... 338,856      $7.525      198,000      $7.889      198,000      $7.889
                         =======      ======      =======      ======      =======      ======
Weighted average fair
 value of options
 granted during the
 year................... $  1.43                      n/a                  $  1.75
Options exercisable at
 year end............... 288,856                   98,568                   49,284

The following table summarizes information about stock options outstanding at December 31, 2001:

                   Effective
                 Exercise Price                          Remaining
   Exercise       After DER's           Options         Contractual       Exercisable
    Price           are paid          Outstanding       Life (Yrs)        at 12/31/01
   --------      --------------       -----------       -----------       -----------
   $4.60             $4.35               50,000             7.3                 --
   $6.70             $6.70               87,560             9.5              87,560
   $7.10             $7.10                9,000             9.6               9,000
   $7.37             $7.37               19,296             4.5              19,296
   $7.81             $7.81               25,000             4.6              25,000
   $9.00             $6.60              148,000             6.2             148,000
                                        -------             ---             -------
                                        338,856             7.1             288,856

                       ANWORTH MORTGAGE ASSET CORPORATION

NOTE 8. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

For the year ended December 31, 2001:

                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
                                            (in thousands except per share
                                                         data)
Interest and dividend income............... $2,556   $2,518   $2,564   $3,130
Interest expense........................... (1,921)  (1,650)  (1,403)  (1,389)
Net interest income........................    635      868    1,161    1,741
Gain on sale...............................     71       81      166      112
Expenses...................................   (162)    (255)    (303)    (409)
Net Income................................. $  544   $  694   $1,024   $1,444
Basic earnings per share................... $ 0.23   $ 0.29   $ 0.43   $ 0.54
Diluted earnings per share................. $ 0.23   $ 0.29   $ 0.42   $ 0.53
Average number of shares outstanding
 (diluted).................................  2,354    2,368    2,423    2,725

For the year ended December 31, 2000:
                                             First   Second    Third   Fourth
                                            Quarter  Quarter  Quarter  Quarter
                                            -------  -------  -------  -------
                                            (in thousands except per share
                                                         data)
Interest and dividend income............... $2,627   $2,646   $2,549   $2,493
Interest expense........................... (2,132)  (2,181)  (2,241)  (2,120)
Net interest income........................    495      465      308      373
Expenses...................................   (101)     (97)     (99)     (83)
Net Income................................. $  394   $  368   $  209   $  290
Basic and diluted earnings per share....... $ 0.17   $ 0.16   $ 0.09   $ 0.12
Average number of shares outstanding.......  2,314    2,326    2,338    2,346

                                 EXHIBIT INDEX

 Exhibit
 Number                              Description
 -------                             -----------
  2.1(1) Purchase Agreement dated December 20, 2001 between Anworth and FBR
         Asset Corporation.
  3.1(2) Charter
  3.2(2) Bylaws
  4.1(2) Specimen Class A Common Stock certificate
 10.1(2) Management Agreement between Anworth and Anworth Mortgage Advisory
         Corporation dated March 17, 1998
 10.2(3) Dividend Reinvestment and Stock Purchase Plan
 10.3(4) 1997 Stock Option and Awards Plan, as amended
 10.4(5) Option Agreement between Anworth and the shareholder of Anworth
         Mortgage Advisory Corporation dated October 29, 2001
 23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants

--------
(1) Incorporated by reference from Anworth's Registration Statement on Form S-3, Registration No. 333-81698, filed on January 30, 2002.
(2) Incorporated by reference from Anworth's Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998.
(3) Incorporated by reference from Anworth's Registration Statement on Form S-3, Registration No. 333-87555, filed on September 22, 1999.
(4) Incorporated by reference from Anworth's Definitive Proxy Statement on
    Schedule 14A, filed on April 30, 2001.
(5) Incorporated by reference to Anworth's Registration Statement on Form S-2, Registration No. 333-71786, which became effective under the Securities Act of 1933, as amended, on December 20, 2001.