Form 10-Q
period 2002-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2002-05-15
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File Number: 001-13709

ANWORTH MORTGAGE ASSET CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland	52-2059785
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, #200, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 394-0115

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

As of May 13, 2002, the registrant had 12,200,037 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(in thousands, except for per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Mortgage backed securities	$907,299	$420,214
Other marketable securities	845	1,803
Cash and cash equivalents	49,262	290
Accrued interest and dividend receivable	5,754	2,293
Prepaid expenses and other	116	10

	$963,276	$424,610

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Reverse repurchase agreements	$816,331	$325,307
Payable for purchase of mortgage-backed securities	48,743	40,819
Accrued interest payable	2,137	1,293
Dividends payable	—	1,329
Accrued expenses and other	1,249	865

	868,460	369,613

COMMITMENTS
Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 20,000,000 shares; no shares issued and outstanding	—	—
Common stock; par value $.01 per share; authorized 100,000,000 shares; 11,882,808 and 7,000,765 issued and 11,832,808 and 6,950,765 outstanding respectively	119	70
Additional paid in capital	94,427	54,324
Accumulated other comprehensive income (loss), unrealized gain (loss) on available for sale securities	(3,352)	705
Retained earnings	3,851	127
Treasury stock at cost (50,000 shares)	(229)	(229)

	94,816	54,997

	$963,276	$424,610

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three months ended March 31, 2002	Three months ended March 31, 2001
Interest and dividend income net of amortization of premium and discount	$7,925	$2,556
Interest expense	(3,007)	(1,921)

Net interest income	$4,918	$635
Gain on sales	223	71
Expenses:
Management fee	(208)	(47)
Incentive fee	(728)	(56)
Other expense	(90)	(58)

Net Income	$4,115	$545

Basic earnings per share	$0.45	$0.23

Dividends declared per share	$—	$0.20

Average number of shares outstanding	9,107	2,354

Diluted earnings per share	$0.45	$0.23

Average number of diluted shares outstanding	9,214	2,354

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Treasury Stock at Cost	Compre- hensive Income	Total
Balance, December 31, 2001	6,951	$70	$54,324	705	127	(229)		$54,997
Issuance of common stock	4,882	49	40,103					40,152
Available-for-sale securities, Fair value adjustment				(4,448)			(4,448)	(4,448)
Net income					4,115		4,115	4,115

Other comprehensive income (loss)							$(333)

								—

Balance, March 31, 2002	11,833	$119	$94,427	$(3,743)	$4,242	$(229)		$94,816

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended March 31,
	2002	2001
Operating Activities:
Net income	$4,115	$545
Adjustments to reconcile net income tonet cash provided by operating activites:
Amortization	1,529	199
Gain on sales	(223)	—
Unrealized gain on investing activities	(222)	—
Decrease (increase) in accrued interest receivable	(3,462)	(197)
Decrease (increase) in prepaid expenses and other	(47)	—
Decrease (increase) in deferred organization expense	(58)	—
Increase (decrease) in accrued interest payable	844	(759)
Increase (decrease) in accrued expenses and other	705	52

Net cash provided by (used in) operating activities	3,181	(160)
Investing Activities:
Available-for-sale securities:
Purchases	(532,995)	(29,958)
Proceeds from sales	943	348
Principal payments	48,316	8,070

Net cash used in investing activities	(483,736)	(21,540)
Financing Activities:
Net borrowings from reverse repurchase agreements	491,024	18,711
Proceeds from common stock issued, net	39,832	45
Dividends paid	(1,329)	(259)

Net cash provided by financing activities	529,527	18,497

Net increase (decrease) in cash and cash equivalents	48,972	(3,203)
Cash and cash equivalents at beginning of period	290	3,894

Cash and cash equivalents at end of period	$49,262	$691

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$2,163	$2,680

Supplemental Disclosure of Investing and Financing Activities
Mortgage securities purchased, not yet settled	$48,743	$—

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation (the “Company”) was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of mortgage-backed securities (“MBS”) on March 17, 1998, upon completion of its initial public offering of the Company’s common stock.

A summary of the Company’s significant accounting policies follows:

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage Backed Securities

The Company has invested primarily in fixed- and adjustable-rate mortgage pass-through certificates (“MBS”) and hybrid ARMs. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments. It is the Company’s policy to classify each of its MBS as available-for-sale and then to monitor the security’s performance over time before making a final determination as to the permanent classification. At this time all of the Company’s MBS are classified as available-for-sale. All assets that are classified as available-for-sale are carried at fair value.

Interest income is accrued based on the outstanding principal amount of the MBS and their contractual terms. Premiums and discounts associated with the purchase of MBS are amortized into interest income over the estimated lives of the asset using the effective yield method.

MBS transactions are recorded on the date the securities are purchased or sold. Purchases of new issue MBS are recorded when all significant uncertainties regarding the characteristics of the assets are removed, generally shortly before the settlement date. Realized gains and losses on sales of MBS are determined on the specific identification basis.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Credit Risk

At March 31, 2002 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA ARM securities are guaranteed by those respective agencies. At March 31, 2002, over 99% of the Company’s mortgage backed securities have an implied “AAA” rating.

Derivative Financial Instruments

During the quarter ended March 31, 2002, the Company purchased certain new issue MBS on a forward basis, i.e. for settlement beyond the next ordinary settlement date. Under Statement of Financial Accounting Standard No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, such transactions are considered derivative instruments and are carried on the balance sheet at their fair value. The Company designated the forward purchase agreements related to fixed MBS as “cash flow hedges” for the settlements of the purchases. The change in fair value of the hedge is included as Other Comprehensive Income to the extent the hedge is effective. After the settlement date of the forward purchase the fair value of the hedge is transferred from Accumulated Other Comprehensive Income to earnings over the estimated life of the hedged item. The ineffective amount of hedges is recognized in earnings each quarter.

As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.

Income Taxes

The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table provides a reconciliation of the numerator and denominator of the earnings per share computation:

	Income	Shares	Earnings Per Share
	(in thousands except per share data)
For the three months ended March 31, 2002
Basic EPS	4,115	9,107	$0.45

Effect of dilutive securities:
Stock options		107

Diluted EPS	4,115	9,214	$0.45
For the three months ended March 31, 2001
Basic EPS	545	2,354	$0.23

Effect of dilutive securities:
Stock options		0

Diluted EPS	545	2,354	$0.23

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

NOTE 2.    MORTGAGE BACKED SECURITIES

The following table pertains to the Company’s mortgage backed securities classified as available-for-sale as of March 31, 2002, which are carried at their fair value (amounts in thousands):

	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Other Mortgage-backed Securities	Total MBS Assets
Amortized Cost	$262,678	$639,764	$—	$902,442
Paydowns receivable	8,283	—	—	8,283
Unrealized gains	287	699	—	986
Unrealized losses	(593)	(3,819)	—	(4,413)

Fair value	$270,655	$636,644	$—	$907,299

In addition, at March 31, 2002, the Company held an equity security position in a preferred stock issued by Thornburg Mortgage Inc. which had a fair value of $845,000.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s securities as of March 31, 2002 at their fair value (amounts in thousands):

	ARMS	HYBRIDS	FIXED	REIT Stock	Total
Amortized Cost	$430,060	$332,393	$139,989	$771	$903,213
Paydown receivable	4,918	3,365	—	—	8,283
Unrealized gains	750	52	184	74	1,061
Unrealized losses	(815)	(1,940)	(1,657)	—	(4,413)

Fair value	$434,913	$333,869	$138,516	$845	$908,144

At March 31, 2002, the Company had commitments to purchase $137 million of MBS. Included in unrealized gains and losses in the above tables are unrealized gains and losses on those forward purchase agreements of $284,000 and $453,000, respectively. The change in fair value of these purchase agreements that are designated as cash flow hedges amounted to a loss of $391,000, which is included in the fair value adjustment to Other Comprehensive Income.

NOTE 3.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”). At March 31, 2002 the Company’s reverse repurchase agreements had an average term to maturity of 201 days.

At March 31, 2002, the repurchase agreements had the following remaining maturities (amounts in thousands):

Within 59 days	$135,068
60 to 89 days	138,015
90 to 119 days	50,344
120 to 364 days	381,129
1 year and over	111,775

$816,331

NOTE 4.    TRANSACTIONS WITH AFFILIATES

The Company entered into a Management Agreement (the “Agreement”) with Anworth Mortgage Advisory Corporation (the “Manager”), effective March 12, 1998. Under the terms of the Agreement, the Manager, subject to the supervision of the Company’s board of directors, is responsible for the management of the day-to-day operations of the Company and provides all personnel and office space.

The Company pays the Manager an annual base management fee equal to 1% of the first $300 million of Average Net Invested Assets (as defined in the Agreement), plus 0.8% of the portion above $300 million (the “Base Management Compensation”).

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

In addition to the Base Management Compensation, the Manager shall receive as incentive compensation for each fiscal quarter an amount equal to 20% of the Net Income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized Return on Equity (calculated by multiplying the Return on Equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1% (the “Incentive Management Compensation”).

For the quarters ended March 31, 2002 and March 31, 2001, the Company paid the Manager $208,000 and $47,000, respectively, in base management fees. The Company paid the Manager $728,000 in incentive compensation for the quarter ended March 31, 2002 and $56,000 in incentive compensation for the quarter ended March 31, 2001.

On October 29, 2001, the Manager granted the Company an option, exercisable on or before April 30, 2003 to acquire the Manager by merger for consideration consisting of 240,000 shares of common stock. The merger would be subject to a number of conditions, including the approval of the Company’s stockholders.

NOTE 5.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Option Plan”) which authorizes the grant of options to purchase an aggregate of up to 600,000 of the outstanding shares of the Company’s common stock. The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options (“ISOs”) as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of December 31, 2001, the Company had granted a total of 338,856 options, with strike prices ranging from $4.60 per share to $9.00 per share, and 148,500 DER’s. Options granted to officers became exercisable at a rate of 33.3% each year following their date of grant, six months after their date of grant or three years after their date of grant. Options granted to directors either became exercisable six months after their date of grant or three years after their date of grant. All options expire either five or ten years after their date of grant. The DER’s are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the effective strike price.

During the quarter ended June 30, 2001, 114,000 of the outstanding DER’s were truncated and shortly after June 30, 2001 the remaining 34,500 DER’s were truncated. After the dividend declared on April 20, 2001, no more dividends accrue to the DER’s.

For the quarter ended March 31, 2002, the Company recorded no operating expense associated with the Stock Option Plan. For the quarter ended March 31, 2001, the Company recorded an operating expense of $1,375 associated with the Stock Option Plan.

By unanimous written consent on January 21, 2002, the board of directors granted 138,245 options with a strike price of $9.45.

NOTE 6.    FAIR VALUES OF FINANCIAL INSTRUMENTS

ARM securities, forward purchase commitments and other marketable securities are reflected in the financial statements at estimated fair value. Management bases its fair value estimates for ARM securities and other marketable securities primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 7.    COMMON STOCK

In December of 1998, the board of directors authorized the repurchase of 50,000 shares of the Company’s common stock. As of March 31, 2002, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

On February 19, 2002, the Company completed another follow-on offering of common stock, $0.01 par value. The Company issued 4,200,000 shares of common stock pursuant to a public offering at a price of $8.85 per share and received net proceeds of $34,847,000, net of underwriting discount of $0.553125 per share. Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are expected to total $319,000, will be charged against the proceeds of the offering. On February 28, 2002 the underwriters exercised their over-allotment option, purchasing an additional 630,000 shares of common stock. As a result, the Company received additional net proceeds of $5,227,000, net of the underwriting discount of $0.553125 per share.

On March 27, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $200 million of the capital stock of the Company. The registration statement is not yet effective.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements included elsewhere in this Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including those set forth under “Risk Factors” herein.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of March 31, 2002, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2002 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

Results Of Operations

Three Months Ended March 31, 2002 Compared to March 31, 2001

For the quarter ended March 31, 2002, our net income was $4,115,000, or $0.45 per diluted share based on an average of 9,107,000 shares outstanding. Net interest income for this quarter totaled $4,918,000 compared to $635,000 for the quarter ended March 31, 2001. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings. For the quarter ended March 31, 2001, our net income was $545,000. The increase in our net interest income was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets. Also, during the first quarter of 2002, we realized a $223,000 gain on the sale of assets.

For the quarter ended March 31, 2002, our operating expenses increased to $1,026,000 from $161,000 for the quarter ended March 31, 2001. This increase was due primarily to an increase in the incentive compensation earned by our management company as a result of our improved financial performance.

During the quarter ended March 31, 2002, our mortgage related assets declined in value $4,115,000. This decline was due to the increase in the general level of interest rates during the period and is reflected in the fair value adjustment in Other Comprehensive Income.

Our adjusted return on average equity, excluding incentive management fees and gain or loss on sales, was 5.53%, or 24.02% on an annualized compounded basis, for the quarter ended March 31, 2002 compared to 2.70%, or 11.25% annualized, for the quarter ended March 31, 2001. The table below shows the components of return on average equity:

	Net Interest Income/ Equity	G&A Expense (2)/ Equity	Net Income (2) (3)/ Equity
For the quarter ended(1)
March 31, 2002	5.89%	0.36%	5.53%
December 31, 2001	8.07%	0.60%	7.47%
September 30, 2001	5.75%	0.64%	5.11%
June 30, 2001	4.39%	0.85%	3.55%
March 31, 2001	3.24%	0.54%	2.70%

(1)	Average equity excludes unrealized gain (loss) on available for sale mortgage-backed securities.
(2)	Excludes incentive fees paid to our management company.
(3)
Excludes gain on sale of $223,000 for the quarter ended March 31, 2002, $166,000 for the quarter ended September 30, 2001, $81,000 for the quarter ended June 30, 2001 and $71,000 for the quarter ended March 31, 2001.

The table below shows our average daily balances of cash equivalents and mortgage-related assets, the yields earned on each type of earning assets, the yield on average daily earning assets and interest income.

	Average Cash Equivalents	Average Amortized Cost of Mortgage Assets	Average Earning Assets	Yield on Average Cash Equivalents	Yield on Average Amortized Cost of Mortgage Assets	Yield on Average Earning Assets	Dividend and Interest Income
	(dollars in thousands)
For the quarter ended
March 31, 2002	$6,316	$590,399	$596,715	1.71%	5.35%	5.31%	$7,925
December 31, 2001	$1,480	$209,709	$211,188	2.12%	5.95%	5.93%	$3,130
September 30, 2001	$4,045	$156,305	$160,350	3.31%	6.48%	6.40%	$2,564
June 30, 2001	$4,706	$148,362	$153,069	4.14%	6.66%	6.58%	$2,518
March 31, 2001	$3,542	$143,408	$146,951	5.39%	7.00%	6.96%	$2,556

The table below shows our average daily-borrowed funds and average daily cost of funds as compared to average one- and average three-month LIBOR:

	Average Borrowed Funds	Interest Expense	Average Cost of Funds	Average One-Month LIBOR	Average Three-Month LIBOR	Average One-month LIBOR Relative to Average Three-month LIBOR	Average Cost of Funds Relative to Average One-month LIBOR	Average Cost of Funds Relative to Average Three-month LIBOR
	(dollars in thousands)
For the year ended
March 31, 2002	$548,902	$3,007	2.19%	1.85%	1.92%	(0.07)%	0.34%	0.27%
December 31, 2001	$197,609	$1,389	2.81%	2.18%	2.14%	0.04%	0.63%	0.67%
September 30, 3001	$145,316	$1,403	3.86%	3.55%	3.46%	0.09%	0.31%	0.40%
June 30, 2001	$138,275	$1,650	4.84%	4.27%	4.17%	0.10%	0.57%	0.67%
March 31, 2001	$130,279	$1,921	5.98%	5.47%	5.29%	0.18%	0.51%	0.69%

In general, our operating margin can be estimated from the tables above by comparing the yield on average daily amortized cost of mortgage assets to the average daily cost of funds. The table below summarizes this operating margin:

	Net Interest Income/Equity	G&A Expense (2)/ Equity	Net Income (2) (3)/ Equity
For the quarter ended:
March 31, 2002	5.35%	2.19%	3.16%
December 31, 2001	5.95%	2.81%	3.14%
September 30, 2001	6.48%	3.86%	2.62%
June 30, 2001	6.66%	4.84%	1.82%
March 31, 2001	7.00%	5.98%	1.02%

We pay our management company an annual base management fee, generally based on average net invested assets, as defined in the management agreement, payable monthly in arrears as follows: 1% of the first $300 million of average net invested assets, plus 0.8% of the portion above $300 million.

In order for our management company to earn an incentive fee, the rate of return on stockholders’ investment, as defined in the management agreement, must exceed the average ten-year U.S. Treasury rate during the quarter plus 1%. During the first quarter of 2002, our management company earned $728,000 in incentive fees. During the first quarter of 2002, our return on stockholders’s investment, excluding incentive fees and gain or loss on sales, was 6.13% or, on an annualized basis, 24.54%. The ten-year U.S. Treasury rate for the corresponding period was 5.08%.

The following table shows annualized operating expenses as a percent of total assets:

	Management Fee & Other Expenses / Total Assets	Performance Fee/ Total Assets	Total G&A Expenses/ Total Assets
March 31, 2002	0.28%	0.69%	0.97%
December 31, 2001	0.13%	0.26%	0.39%
September 30, 2001	0.23%	0.31%	0.54%
June 30, 2001	0.41%	0.21%	0.62%
March 31, 2001	0.26%	0.14%	0.40%

Financial Condition

At March 31, 2002, we held total assets of $963 million, consisting primarily of $769 million of adjustable-rate mortgage-backed securities, $139 million of fixed-rate mortgage-backed securities and $0.8 million of preferred stock issued by REITs. This balance sheet size represents an approximate 127% increase over our balance sheet size at December 31, 2001. At March 31, 2002, we were well within our asset allocation guidelines, with 99% of total assets consisting of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 57% were adjustable-rate pass-through certificates that reset at least once a year. The remaining 43% were 3/1 and 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage-backed securities owned at March 31, 2002 and December 31, 2001, classified by type of issuer:

	At March 31, 2002		At December 31, 2001
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
FNMA	$636,644	70.2%	$280,855	66.8%
FHLMC	270,655	29.8%	139,359	33.2%

Total Portfolio	$907,299	100.0%	$420,214	100.0%

The following table classifies our portfolio of mortgage-backed securities owned at March 31, 2002 and December 31, 2001, by type of interest rate index: (With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.)

	March 31, 2002		December 31, 2001
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
One-month LIBOR	$9,862	1.1%	$9,998	2.4%
Six-month LIBOR	3,846	0.4%	4,218	1.0%
One-year LIBOR	77,902	8.6%	39,689	9.5%
Six-month Certificate of Deposit	1,799	0.2%	2,059	0.5%
One-year Constant Maturity Treasury	671,655	74.0%	291,606	69.3%
Cost of Funds Index	3,718	0.4%	3,895	0.9%
Fixed rate	138,516	15.3%	68,749	16.4%

Total Portfolio	$907,299	100.0%	$420,214	100.0%

Our mortgage-backed securities portfolio had a weighted average coupon of 6.09% as of March 31, 2002. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were 38%, 31% and 29%, respectively, for the months of January, February and March 2002. At March 31, 2002, the unamortized net premium paid for our mortgage-backed securities was $21.1 million.

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

As of March 31, 2002, the fair value of our portfolio of mortgage-related assets classified as available for sale was $3.35 million, or 0.37%, less than the amortized cost of our portfolio.

Hedging

In the quarter ended March 31, 2002, we entered into one derivative transaction, in the form of a forward purchase commitment, which is intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We have designated this transaction as a cash flow hedge. In the same quarter, we also entered into a small number of derivative transactions, also in the form of forward purchase commitments, which were not designated as hedges. Other than these transactions, we have not entered into any hedging agreements to date. As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy.

Liquidity And Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $816 million at March 31, 2002. Our other significant source of funds for the quarter ended March 31, 2002 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $48.3 million. As of March 31, 2002, we had raised approximately $1.3 million in capital under our dividend reinvestment and direct stock purchase plan.

In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twenty-four-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

Our borrowings had a weighted average interest cost during the quarter ended March 31, 2002 of 2.19% compared with 5.98% for the quarter ended March 31, 2001. As of March 31, 2002, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty-four months. On March 31, 2002, we had borrowing arrangements with fourteen different financial institutions and had borrowed funds under repurchase agreements with twelve of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended March 31, 2002, we had adequate cash flow, liquid assets and un pledged collateral with which to meet our margin requirements during the period.

From time to time, we raise additional equity dependent upon market conditions and other factors. In that regard, we completed a public offering and a private placement on December 27, 2001 that raised approximately $34.6 million in combined net proceeds, and we completed a public offering on February 28, 2002 that raised approximately $40 million in net proceeds. We also intend to raise up to an additional $200 million through the issuance of capital stock as described in our registration statement on Form S-3 filed March 27, 2002.

Stockholders’ Equity

We use available for sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available for sale treatment, our equity base at March 31, 2002 was $94.8 million, or $8.01 per share.

With our available for sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss), unrealized gain (loss) on available for sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income (loss), unrealized gain (loss) on available for sale securities” was $(3.35) million, or (0.37)%, of the amortized cost of mortgage-backed securities at March 31, 2002.

RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report. If any of the risks discussed in this quarterly report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and ou may lose all or part of your investment.

RISK RELATED TO OUR BUSINESS

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on March 31, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 17 months, while our borrowings had a weighted average term to next rate adjustment of 201 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On March 31, 2002, 15% of our mortgaged-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•
We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense the premium that was prepaid at the time of the prepayment. On March 31, 2002, approximately 94% of our mortgage-backed securities were acquired at a premium.

•
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

•	If we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-backed securities.

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

Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. On March 31, 2002, approximately 85% of our mortgage-backed securities were adjustable-rate securities. These factors could lower our net interest income or cause us to suffer a net loss during periods of rising interest rates.

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

•
The use of leverage increases our risk of loss resulting from various factors, including rising interest rates, increased interest rate volatility, downturns in the economy, reductions in the availability of financing or deteriorations in the conditions of any of our mortgage-related assets.

•
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

•
A default of a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset, including any cross-collateralized mortgage-backed securities. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•
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

We have not extensively used derivatives to mitigate our interest rate and prepayment risks and this leaves us exposed to certain risks.

Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks described above. As of the first quarter of 2002, we have made only limited use of these types of instruments as discussed under the “Hedging” above. We have determined that, generally, the costs of these transactions outweigh their benefits. This strategy saves us the additional costs of such hedging transactions, but it leaves us exposed to the types of risks that such hedging transactions would be designed to reduce. If we decide to enter into derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot eliminate these risks. Additionally, the use of derivative transactions could have a negative impact on our earnings.

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

We depend on the diligence, experience and skill of our officers and the people working on behalf of our management company for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman of our board of directors and Chief Executive Officer, Pamela J. Watson, Chief Financial Officer and Treasurer, Evangelos Karagiannis, Vice President and Joseph McAdams, Vice President. We have not entered into employment agreements with our senior officers, nor do we require the management company to employ specific personnel or to dedicate employees solely to our business. These individuals are free to engage in competitive activities in our industry. The loss of any key person could harm our entire business, financial condition, cash flow and results of operations. (See the risk factor concerning our chief financial officer on page 23.)

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

Our mortgage-backed securities have primarily been agency certificates that, although not rated, carry an implied “AAA” rating. Agency certificates are mortgage-backed securities where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality mortgage-backed securities. If we acquire mortgage-backed securities of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities.

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

In addition to its base management compensation, our management company earns incentive compensation for each fiscal year equal to 20% of the amount by which our return on equity each year exceeds a return based on the ten-year United States treasury rate plus 1%. As a result, our management company shares in our profits but not in our losses. Consequently, as our management company evaluates different mortgage-backed securities for our investment and other investments, there is a risk that our management company will cause us to assume more risk than is prudent in an attempt to increase its incentive compensation. Other key criteria related to determining appropriate investments and investment strategies, including the preservation of capital, may be unduly ignored at the expense of our management company’s emphasis on maximizing its income.

Since our management company may receive a significant fee if we terminate the management agreement, we may not be able to economically terminate the management agreement in the event that our management company fails to meet our expectations.

If we terminate the management agreement, or if we decide not to renew it, then we may have to pay a significant fee to our management company. The actual amount of the fee is not known because the fair market value of the management agreement cannot be determined in advance with certainty. Paying this fee would reduce the cash available for distribution to stockholders and may cause us to suffer a net operating loss. Consequently, we may not be able to terminate the management agreement economically even if we are dissatisfied with our management company’s performance, or if we determine that it would be more efficient to operate with an internal management structure.

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

Our agreement with our management company does not restrict the right of our management company, any persons working on its behalf or any of its affiliates from doing business, including the rendering of advice in the purchase of mortgage-backed securities that meet our investment criteria, with any other person or entity. In addition to our management company’s ability to do business with any other third party, the management agreement does not specify a minimum time period that our management company and its personnel must devote to us. The ability of our management company to engage in these other business activities could reduce the time and effort it spends managing us.

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

On April 18, 2002, we signed a merger agreement for our management company to merge with and into our company. The merger is contingent upon several conditions, including approval by our stockholders. As a result, there cannot be any assurance that a merger with our management company will be completed. If a merger with our management company does not occur, we expect to continue to operate as an externally-advised company under our existing management agreement with our management company. This would prevent us from realizing the possible benefits of internal management.

We may have difficulty locating and retaining a suitable new chief financial officer, and this could adversely affect our business operations.

If the proposed merger with our management company is approved by our stockholders and consummated, the employment agreement between our management company and our Chief Financial Officer, Pamela J. Watson, will terminate, and Ms. Watson will be paid severance by our management company. Ms. Watson’s employment by us, if at all, following the merger will be on a part-time, at-will basis. We are currently seeking a full-time chief financial officer to replace Ms. Watson following the merger and intend for such replacement to begin serving in that position on or before consummation of the merger. We also intend for Ms. Watson to continue to serve as our chief financial officer until her replacement assumes that position. The market for highly skilled and experienced chief financial officers is competitive and we may have difficulty finding and retaining a suitable full-time replacement for Ms. Watson. If we are unable to timely hire a suitable new chief financial officer or if we are unable to retain such a person after he or she is hired, our business operations may be adversely affected.

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

We do not directly employ any employees or maintain any benefit or retirement plans. However, if we become internally managed, we expect to directly employ the persons who are currently employees of our management company. In addition to their salaries and other cash compensation, we would need to establish certain health, retirement and other employee benefit plans, and we would bear the costs of the establishment and maintenance of these plans. As an employer, we would be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances.

RISKS RELATED TO REIT COMPLIANCE AND OTHER MATTERS

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Code, and we intend to continue to meet the requirements for taxation as a REIT. However, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect, that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•
we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•
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

The REIT provisions of the Code may substantially limit our ability to hedge mortgage-backed securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, although we do not currently engage in hedging transactions, we may in the future have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

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

As a REIT, we must distribute 90% (95% with respect to taxable years beginning before January 1, 2001) of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, qualification for this exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. In order to constitute a qualifying real estate interest under this 55% requirement, a real estate interest must meet various criteria. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned.

ADDITIONAL RISK FACTORS

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Form 10-Q. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder is a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, then it would be subject to federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

Excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. We also invest in equity securities of other REITs. If we were to receive excess inclusion income from another REIT, we may be required to distribute the excess inclusion income to our stockholders, which may result in the recognition of unrelated business taxable income.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted Lloyd McAdams, our Chairman and Chief Executive Officer, and his family members an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption permits Lloyd McAdams, Heather Baines and Joseph E. McAdams collectively to hold up to 19% of our outstanding shares.

Because provisions contained in Maryland law, our charter and our bylaws may have an anti-takeover effect, investors may be prevented from receiving a “control premium” for their shares.

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock without our permission.

•
Preferred stock.    Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

•
Maryland business combination statute.    Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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

Item 3.     Qualitative and Quantitative Disclosures About Market Risk

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

Adjustable-rate mortgage-backed assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage-backed securities’ interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

As of March 31, 2002, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames:

	Assets		Borrowings
	Amount	Percent of Total Investments	Amount	Percent of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$138,517	15%	$—	—%

Adjustable Rate Investments/ Obligations:
Less than 3 months	26,547	3%	273,083	33%
Greater than 3 months and less than 1 year	403,797	45%	431,473	53%
Greater than 1 year and less than 2 years	55,363	6%	111,775	14%
Greater than 2 years and less than 3 years	266,931	29%	—	—%
Greater than 3 years and less than 5 years	16,144	2%	—	—%
Total	$907,299	100.0%	$816,331	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2002, our adjustable-rate mortgage-

backed securities had a weighted average term to next rate adjustment of approximately 17 months, while our borrowings had a weighted average term to next rate adjustment of 201 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term debt as it matures. There can be no assurance that we will always be able to roll over our short-term debt. We had $111.8 million of long-term debt at March 31, 2002.

At March 31, 2002, we had unrestricted cash of $519,000 available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender collateralization requirements. Such unrestricted cash is approximately 0.07% of our short-term debt.

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

We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security are prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate. This would reduce our income. At March 31, 2002, unamortized mortgage premium balances of mortgage-backed securities for financial accounting purposes were $21.1 million, or 2.2% of total assets.

Tabular Presentation

The information presented in the table below projects the impact of changes in interest rates on our 2002 projected net income and net assets as more fully discussed below based on investments in place on March 31, 2002, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

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

When interest rates are shocked, these prepayment assumptions are further adjusted based on our best estimate of the effects of changes on interest rates or prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 110% increase in the prepayment rate of our mortgage-backed securities. The base interest rate scenario assumes interest rates at March 31, 2002. Actual results could differ significantly from those estimated in the table.

Change in Interest Rate	Percentage Change in Net Income	Percentage Change in Net Assets
-2.0%	(29)%	1.4%
-1.0%	(19)%	1.6%
0.0%	0%	0%
1.0%	(8)%	(1.8)%
2.0%	(18)%	(4)%

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

(a)  None

(b)  None

(c)  None

(d)  None

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

None

Item 5.     Other Information

None

Item 6.     Exhibits and Reports on Form 8-K

We filed the following current reports on Form 8-K during the three months ended March 31, 2002:

1)  On January 24, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed fourth quarter 2001 results.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

DATED: May 15 , 2002	By:	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

DATED: May 15 , 2002	By:	/s/ PAMELA J. WATSON
Pamela J. Watson Chief Financial Officer and Treasurer (principal accounting officer)