Form 10-Q/A
period 2002-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2002-05-17
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 is being filed solely for the purpose of revising the Note 4 and adding Note 8 to the Notes to Unaudited Financial Statements contained therein. We have added Note 8 which contains an updated discussion of the current status of our merger with our management company. Additionally, the last paragraph of Note 4, concerning our option to acquire our management company, has been removed. Other than the aforementioned changes, all other information included in the initial filing is unchanged.

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

NOTE 8.    SUBSEQUENT EVENTS

On April 18, 2002, the Company signed a merger agreement for the Manager to merge with and into the Company (the “Merger”). The merger agreement was approved by a special committee consisting solely of the Company’s independent directors and by the Company’s full board of directors. If the Merger is consummated, the stockholder of the Manager will receive 240,000 shares of the Company’s common stock as Merger consideration, which would be worth approximately $2.9 million based on the closing price of the Company’s common stock on May 13, 2002. Additionally, the Company would become an internally managed company and the employees of the Manager would become employees of the Company. The Company has agreed, as a condition to the Merger, to enter into direct employment contracts with Lloyd McAdams, Heather U. Baines and Joseph McAdams, to adopt an incentive compensation plan for the Company’s key executives and to increase and maintain the size of the Stock Option Plan. If the Merger is consummated, the management agreement with the Manager will be of no further force or effect.

The Merger is contingent upon several conditions, including approval by the stockholders of the Company. The Company’s stockholders of record on May 13, 2002 will receive a proxy statement describing the terms of the Merger prior to being asked to vote on approving and adopting the merger agreement at the Company’s annual meeting of stockholders. That meeting is scheduled on June 11, 2002. The proxy statement has been filed with the Securities and Exchange Commission on May 17, 2002. There can be no assurance that the conditions of the Merger will be satisfied or that the Merger will be consummated.

The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, will be accounted for as a non-cash charge to operating income. Since the Company is not acquiring tangible net assets from the Manager in the Merger, the non-cash charge will be equal to the value of the consideration to be paid in the Merger, which would be approximately $2.9 million based on the closing price of the Company’s common stock on May 13, 2002.

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

ANWORTH MORTGAGE ASSET CORPORATION

DATED: May 17, 2002	By:	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

DATED: May 17, 2002	By:	/s/ PAMELA J. WATSON
Pamela J. Watson Chief Financial Officer and Treasurer (principal accounting officer)