Form 10-Q
period 2002-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2002-08-14
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Yes ☒ No ☐

          As of June 30, 2002, the Registrant had 22,935,150 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(in thousands, except for per share amounts)
(unaudited)

	June 30, 2002	December 31, 2001

Assets
Mortgage backed securities	$1,686,643	$420,214
Other marketable securities	—	1,803
Cash and cash equivalents	12,924	290
Accrued interest and dividend receivable	9,116	2,293
Prepaid expenses and other	44	10

	$1,708,727	$424,610

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Reverse repurchase agreements	$1,449,537	$325,307
Payable for purchase of mortgage-backed securities	21,560	40,819
Accrued interest payable	4,182	1,293
Dividends payable	6,268	1,329
Accrued expenses and other	1,873	865

	$1,483,420	$369,613

Stockholders’ Equity (in thousands)
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock; par value $.01 per share; authorized 100,000 shares; 22,935,150 and 7,000,765 issued and 22,885,150 and 6,950,765 outstanding respectively	229	70
Additional paid in capital	227,097	54,324
Accumulated other comprehensive income (loss), unrealized gain (loss) on available for sale securities	3,440	705
Retained earnings	(4,436)	127
Unearned restricted stock	(794)	—
Treasury stock at cost (50,000 shares)	(229)	(229)

	225,307	54,997

	$1,708,727	$424,610

See accompanying notes to financial statements

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Interest and dividend income net of amortization of premium and discount	$12,217	$2,518	$20,142	5,075
Interest expense	(5,114)	(1,650)	(8,121)	(3,571)

Net interest income	7,103	868	12,021	1,504
Gain on sales	1,433	81	1,656	152
Expenses:
External base management fee	(192)	(49)	(400)	(96)
External incentive fee	(1,013)	(88)	(1,741)	(144)
Compensation and benefits	(18)	—	(18)	—
Incentive compensation	(324)	—	(324)	—
Cost incurred in acquiring external manager (Note 4)	(3,180)	—	(3,180)	—
Other expense	(120)	(118)	(210)	(177)

Net income	$3,689	$694	$7,804	$1,239

Basic earnings per share	$0.29	$0.29	$0.71	$0.52

Dividends declared per share	$1.00	$0.24	$1.00	$0.44

Average number of shares outstanding	12,733	2,368	10,974	2,361

Diluted earnings per share	$0.29	$0.29	$0.71	$0.52

Average number of diluted shares outstanding	12,823	2,368	11,041	2,361

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Retained Earnings		Unearned Restricted Stock	Treasury Stock at Cost	Compre- hensive Income	Total

Balance, December 31, 2001	6,951	$70	$54,324	$705	$127	$		$(229)		$54,997
Issuance of common stocks	4,882	49	40,103							40,152
Available-for-sale securities, Fair value adjustment				(4,448)					(4,448)	(4,448)
Net income					4,115				4,115	4,115

Other comprehensive income (loss)									(333)	—

Balance, March 31, 2002	11,833	$119	$94,427	$(3,743)	$4,242	$		$(229)		$94,816
Issuance of common stock	10,992	109	131,877							131,986
Available-for-sale securities, fair value adjustment				7,574					7,574	7,574
Unrealized gain on cash flow hedge recognized in net income				(391)					(391)	(391)
Issuance of restricted stock	60	1	793				(794)			—
Net income					3,689				3,689	3,689

Other comprehensive income (loss)									$10,872

Dividends declared - $1.00 per share					(12,367)					(12,367)

Balance, June 30, 2002	22,885	$229	$227,097	$3,440	$(4,436)		$(794)	$(229)		225,307

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the six months ended June 30,		For the three months ended June 30,
	2002	2001	2002	2001

Operating Activities:
Net income	$7,804	$1,239	$3,689	$694
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	3,865	508	2,336	309
Gain on sales	(1,656)	(152)	(1,433)	—
Non-cash portion of cost incurred in acquiring external manager	3,180	—	3,180	—
Decrease (increase) in accrued interest receivable	(6,823)	(43)	(3,362)	155
Decrease (increase) in prepaid expenses and other	(34)	(20)	72	—
Increase (decrease) in accrued interest payable	2,889	(823)	2,045	(64)
Increase (decrease) in accrued expenses and other	1,008	236	624	163

Net cash provided by (used in) operating activities	10,233	945	7,151	1,257
Investing Activities:
Available-for-sale securities:
Purchases	(1,524,229)	(38,154)	(991,013)	(8,349)
Proceeds from sales	109,061	1,095	108,118	747
Principal payments	131,809	21,410	83,493	13,340

Net cash used in investing activities	(1,283,359)	(15,649)	(799,402)	5,738
Financing Activities:
Net borrowings from reverse repurchase agreements	1,124,230	12,646	633,206	(6,165)
Proceeds from common stock issued, net	168,958	135	128,806	91
Dividends paid	(7,428)	(731)	(6,099)	(472)

Net cash provided by financing activities	1,285,760	11,950	755,913	(6,546)

Net increase (decrease) in cash and cash equivalents	12,634	(2,754)	(36,338)	449
Cash and cash equivalents at beginning of period	290	3,894	49,262	691

Cash and cash equivalents at end of period	$12,924	$1,140	$12,924	$1,140

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,388	$1,714	$2,225	$3,069
Supplemental Disclosure of Investing and Financing Activities
Mortgage securities purchased, not yet settled	$21,560	$10,094	$21,560	$10,094
Common stock issued to acquire external manager	$3,180	$—	$3,180	$—
Restricted stock issued	$794	$—	$794	$—

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

          The Company has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Pursuant to the current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

          From the time of its inception through June 13, 2002, the Company was externally managed by Anworth Mortgage Advisory Company (the “Manager”), pursuant to a management agreement between the parties (the “Management Agreement”).  As an externally managed company, the Company had no employees of its own and relied on the Manager to conduct its business and operations.

          On June 13, 2002, the Manager merged with and into the Company (the “Merger”).  The Merger was approved by a special committee consisting solely of the Company’s independent directors, the Company’s full board of directors and the vote of a majority of the Company’s stockholders.  Upon the closing of the Merger, the Management Agreement terminated.  The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income.

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

          In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less. The carrying amount of cash equivalents approximates their fair value.

MORTGAGE BACKED SECURITIES

          The Company has invested primarily in fixed- and adjustable-rate mortgage pass-through certificates and hybrid ARMs (“MBS”). Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

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

CREDIT RISK

          At June 30, 2002 the Company has limited its exposure to credit losses on its portfolio of mortgage backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA MBS securities are guaranteed by those respective agencies. At June 30, 2002, over 99% of the Company’s mortgage backed securities have an implied “AAA” rating.

DERIVATIVE FINANCIAL INSTRUMENTS

          During the six months ended June 30, 2002, the Company purchased certain new issue MBS on a forward basis, i.e. for settlement beyond the next ordinary settlement date.  Under Statement of Financial Accounting Standard No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, such transactions are considered derivative instruments and are carried on the balance sheet at their fair value.  The Company designated the forward purchase agreements related to fixed-rate MBS as “cash flow hedges” for the settlements of the purchases.  The change in fair value of the hedge is included as Other Comprehensive Income to the extent the hedge is effective.  After the settlement date of the forward purchase the fair value of the hedge is transferred from Accumulated Other Comprehensive Income to earnings over the estimated life of the hedged item.  The ineffective amount of hedges is recognized in earnings each quarter.

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

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

EARNINGS PER SHARE

          Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

          The following table provides a reconciliation of the numerator and denominator of the earnings per share computation (amounts in thousands, except per share data):

	Income	Shares	Earnings Per Share
For the three months ended June 30, 2002
Basic EPS	$3,689	12,733	$0.29
Effect of dilutive securities: Stock options		90

Diluted EPS	$3,689	12,823	$0.29

For the three months ended June 30, 2001
Basic EPS and Diluted EPS	$694	2,368	$0.29

For the six months ended June 30, 2002
Basic EPS	$7,804	10,974	$0.71

Effect of dilutive securities: Stock options		67
Diluted EPS	$7,804	11,041	$0.71

For the six months ended June 30, 2001
Basic EPS and Diluted EPS	$1,239	2,361	$0.52

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

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

NOTE 2. MORTGAGE BACKED SECURITIES

          The following table pertains to the Company’s mortgage backed securities classified as available-for-sale as of June 30, 2002, which are carried at their fair value (amounts in thousands):

	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total MBS Assets

Amortized Cost	$455,631	$1,218,670	$1,674,301
Paydowns receivable	8,902	—	8,902
Unrealized gains	1,274	3,259	4,533
Unrealized losses	(185)	(908)	(1,093)

Fair value	$465,622	$1,221,021	$1,686,643

          The following table summarizes the Company’s securities as of June 30, 2002 at their fair value (amounts in thousands):

	ARMS	HYBRIDS	FIXED	Floating Rate CMO	Total

Amortized Cost	$539,477	$796,557	$328,762	$9,505	$1,674,301
Paydown receivable	6,074	2,828	—	—	8,902
Unrealized gains	1,060	2,560	913	—	4,533
Unrealized losses	(725)	(317)	—	(51)	(1,093)

Fair value	$545,886	$801,628	$329,675	$9,454	$1,686,643

          During the six-months ended June 30, 2002, the Company sold $108.5 million of its available-for-sale MBS for a net realized gain of $1,656,000. Included in interest income were gains $940,000 on forward purchase agreement which were designated as cash flow hedges at March 31, 2002 and mortgage dollar roll income. Unrealized gains of $391,000, which were included in accumulated other comprehensive income at March 31, 2002, that related to cash flow hedges were reclassified to interest income in the second fiscal quarter because the forecasted cash transaction did not occur (the Company elected not to settle the transaction and entered a mortgage dollar roll transaction instead). During the six-months ended June 30, 2001, the Company sold $1.1 million of MBS and realized net gains of $152,000.

At June 30, 2002, the Company had commitments to purchase $66.7 million of MBS.

NOTE 3. REVERSE REPURCHASE AGREEMENTS

          The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”). At June 30, 2002 the Company’s reverse repurchase agreements had a weighted average term to maturity of 177 days and a weighted average borrowing rate of 2.2%. MBS with a carrying value of approximately $1.5 billion have been pledged as collateral under the reverse repurchase agreements.

          At June 30, 2002, the repurchase agreements had the following remaining maturities (%):

Less than 3 months	48%
3 months to less than 1 year	39%
1 year to less than 2 years	10%
2 years to less than 3 years	3%
Greater than 3 years	—

100%

NOTE 4. TRANSACTIONS WITH AFFILIATES

(a)  Management Fees and Merger with Our Management Company

          From the time of its inception through June 13, 2002, the Company was externally managed by the Manager, pursuant to the Management Agreement.  As an externally managed company, the Company had no employees of its own and relied on the Manager to conduct its business and operations.

          Under the terms of the Management Agreement, the Company paid the Manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the Management Agreement), plus 0.8% of the portion above $300 million.  In addition to the base management fee, the Manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of taxable net

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.  For the quarters ended June 30, 2002 and June 30, 2001, the Company paid the Manager $192,000 and $49,000, respectively, in base management fees.  The Company paid the Manager $1,0103,000 in incentive compensation for the quarter ended June 30, 2002 and $88,000 in incentive compensation for the quarter ended June 30, 2001.

          On June 13, 2002, the Manger merged with and into the Company pursuant to the Merger.  The Merger was approved by a special committee consisting solely of the Company’s independent directors, the Company’s full board of directors and the vote of a majority of the Company’s stockholders.  The stockholder of the Manager, a trust controlled by Lloyd McAdams, the Company’s President, Chairman and CEO, and Heather U. Baines, one of the Company’s Executive Vice Presidents, received 240,000 shares of the Company’s common stock as merger consideration, which was worth approximately $3.2 million based on the closing price of our common stock on June 13, 2002.  As a result of the Merger, the Company is now an internally managed company, and certain employees of the Manager have become employees of the Company.  As a condition to the Merger, the Company entered into direct employment contracts with Lloyd McAdams, Heather U. Baines and Joseph McAdams, adopted an incentive compensation plan for key executives, increased the size of its 1997 Stock Option and Awards Plan and provided for future automatic increases in the size of that plan.  Upon the closing of the Merger, the Management Agreement terminated.

          The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income. Since the Company did not acquire tangible net assets from the Manager in the merger, the non-cash charge equaled the value of the consideration paid in the Merger, which was approximately $3.2 million.  This non-cash charge does not reduce the Company’s taxable income of which at least 90% is paid as dividends to shareholders to maintain the Company’s status as a REIT.

          2002 Incentive Compensation Plan

          In connection with the Merger, the Company adopted its 2002 Incentive Compensation Plan which became effective on the effective date of the Merger. Under the 2002 Incentive Compensation Plan, eligible employees of the Company who are granted awards under the plan have the opportunity to earn incentive compensation for each fiscal quarter.  The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year US Treasury Rate plus 1% (the “Threshold Return”).

          In any fiscal quarter in which the Company’s taxable net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and offset future incentive compensation due under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

          The percentage of taxable net income in excess of the Threshold Return earned under the plan by all employees is calculated based on the Company’s quarterly average net worth, as defined in the Incentive Compensation Plan.  The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million;

•	5% for the average net worth in excess of $200 million.

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

          The Incentive Compensation Plan requires that the Company pays all amounts earned thereunder each year (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements.

          Employment Agreements

          Upon the closing of the Merger, the Company assumed the existing employment agreements of Lloyd McAdams, Joseph McAdams and Heather U. Baines. Such agreements were modified by the addenda entered into between the Company and each of the executives as described below. Pursuant to the terms of the employment agreements, Lloyd McAdams continues to serve as our President and Chief Executive Officer, Heather U. Baines continues to serves as one of our Executive Vice Presidents and Joseph McAdams will serve as one of our Executive Vice Presidents.  Heather U. Baines receives a $50,000 annual base salary, Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, and (ii) a per annum amount equal to 0.125% of our book value, not to exceed $250,000. Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, and (ii) a per annum amount equal to 0.10% of our book value, not to exceed $250,000.

          These employment agreements, as modified by the addenda, also have the following provisions:

•

the three executives are entitled to participate in our incentive compensation plan and each of these individuals are provided a minimum percentage of the amounts earned under the 2002 Incentive Compensation Plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joe McAdams is entitled to 25% of all amounts paid under the plan, and Heather U. Baines is entitled to 5% of all amounts paid under the plan,

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•

in the event any of the three executives is terminated without “cause” or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the effective date of the merger; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

          For the period from June 13, 2002 through June 30, 2002, we accrued base compensation of $18,000 and incentive compensation of $324,000 related to the above agreements.

          The value of the 60,000 shares of restricted stock issued to the above executives is reflected on the Company’s balance sheet as a reduction to stockholders’ equity. This amount will be amortized to expense over the ten year restricted period until such shares vest.

          The Company and the Manager entered into a separation agreement with Pamela J. Watson, the Company’s former Chief Financial Officer, providing that her employment with the Manager terminated upon the Merger, and she resigned from her positions with the Company, upon the effective date of the Merger.  Under the terms of the

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

Merger Agreement, the Manager was obligated to pay the severance payable to Ms. Watson under such separation agreement prior to the merger.

(b)  Other Related Party Transactions

          1997 Stock Option and Awards Plan

          The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan which authorizes the grant of options to purchase an aggregate of up to 1,500,000 of the outstanding shares of the Company’s common stock.  The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (“ISOs”) as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified (“NQSOs”), dividend appreciation rights (“DERs”) and stock appreciation rights (“SARs”).  The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted.  As of June 30, 2002, the Company had granted a total of 533,971 options, with strike prices ranging from $4.60 per share to $9.65 per share, and 148,500 DERs.  Options granted to officers became exercisable at a rate of 33.3% each year following their date of grant, six months after their date of grant or three years after their date of grant.  Options granted to directors either became exercisable six months after their date of grant or three years after their date of grant.  All options expire either five or ten years after their date of grant.  The DERs are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the market price of the stock exceeds the effective strike price.

          During the quarter ended June 30, 2001, 114,000 of the outstanding DER’s were truncated and shortly after June 30, 2001 the remaining 34,500 DER’s were truncated.  After the dividend declared on April 20, 2001, no more dividends accrue to the DER’s.

          For the quarter ended June 30, 2002, the Company recorded no operating expense associated with the Stock Option Plan.  For the quarter ended June 30, 2001, the Company recorded an operating expense of $61,000 associated with the Stock Option Plan.

NOTE 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE 6. COMMON STOCK

          In December of 1998, the board of directors authorized the repurchase of 50,000 shares of the Company’s common stock. As of June 30, 1999, the entire 50,000 shares had been repurchased at an average cost of $4.58 per share.

           On February 19, 2002, the Company completed a public offering of 4,830,000 shares of its common stock for which it received net proceeds of approximately $40 million.

          On March 27, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $200 million of the capital stock of the Company.  The registration statement was declared effective in June 2002.  As of June 30, 2002, $65 million remained available for issuance under the registration statement.

ANWORTH MORTGAGE ASSET CORPORATION
NOTES TO UNAUDITED FINANCIAL STATEMENTS-(Continued)

          On June 21, 2002, the Company completed a follow-on offering of its common stock.  The Company issued 10,350,000 shares of common stock pursuant to a public offering at a public offering price of $13.00 per share and received net proceeds of $126,063,000, net of underwriting discount of $0.8125 per share.  Offering costs in connection with the public offering, including the underwriting discount and other expenses, which are expected to total $195,000, will be charged against the proceeds of the offering.

          During the three- and six-month periods ended June 30, 2002, the Company issued 181,000 and 233,000 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $ 1.4 and $1.9 million, respectively.

           On April 18, 2002, the Company declared the first quarter 2002 dividend of $0.50 per common share, which was paid on May 15, 2002 to common stockholders of record as of May 1, 2002.

          On June 14, 2002, the Company declared a special dividend of $0.50 per which was paid on August 6, 2002 to common stockholders of record as of June 21, 2002.

          For federal income tax purposes, all dividends are expected to be ordinary income to the Company's stockholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company's full year taxable income.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

           You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on March 27, 2002, as amended, that discuss our business in greater detail.

           This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning changes in interest rates, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in interest rates, changes in mortgage prepayment rates, legislative, regulatory and competitive developments in markets in which we operate, our ability to maintain our qualification as a real estate investment trust for federal income tax purposes, our ability to use borrowings to finance our assets, differences in the actual allocation of our assets from those assumed, the degree to which assets are hedged and the effectiveness of the hedge, and other circumstances affecting anticipated revenues and costs. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

           We are organized for tax purposes as a REIT.  Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings.  As of June 30, 2002, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets.  Greater than 99% of our 2002 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules.  We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income.  Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

Results Of Operations

      Three Months Ended June 30, 2002 Compared to June 30, 2001

           For the quarter ended June 30, 2002, our net income was $3,689,000 or $0.29 per diluted share based on an average of 12,823,000 diluted shares outstanding.  For the quarter ended June 30, 2001, our net income was $694,000, or $0.29 per diluted share based on an average of 2,361,000 shares outstanding

           Net interest income for the quarter ended June 30, 2002 totaled $7,103,000 or 58% of total interest income compared to $868,000 or 34% of total interest income for the quarter ended June 30, 2001.  Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses.   The increase in our net interest income was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets.  Also, during the second quarter of 2002, we realized a gain on the sale of assets in the amount of $1,433,000 or 12% of total interest income compared to a gain on sale of $81,000 or 3% of total interest income realized during the second quarter of 2001.

           For the quarter ended June 30, 2002, our operating expenses increased to $4,847,000 or 40% of total interest income from $255,000 or 10% for the quarter ended June 30, 2001.  This increase was due primarily to an increase in the incentive compensation earned by our external manager as a result of our improved financial performance and the non-recurring costs incurred related to our acquisition of our external manager.

           For the quarter ended June 30, 2002, our operating expenses excluding the costs incurred related to our acquiring our external manager were $1,667,000 or 14% of total interest income.

           Our return on average equity was 3.6%, or 15.3% on an annualized compounded basis, for the three months ended June 30, 2002 compared to 3.8%, or 16.3% annualized, for the three months ended June 30, 2001.  Excluding the non-recurring costs incurred related to our acquiring our external manager, our return on average equity was 6.7%, or 29.8% on an annualized compounded basis, for the three months ended June 30, 2002.

           For the quarter ended June 30, 2002, the constant prepayment rate (“CPR”) of all MBS was 30%.  The CPR of adjustable rate MBS was 33% and the CPR of fixed rate MBS was 10%.

           Prior to the June 13, 2002  termination of the management agreement, our management company earned an incentive fee when the rate of return on stockholders’ investment, as defined in the management agreement, exceeded the average ten-year U.S. Treasury rate during the quarter plus 1%.  During the second quarter of 2002 until the termination of the management agreement on June 13, 2002, our external manager earned $1,013,319 in incentive fees. The ten-year US Treasury rate for the corresponding period was 5.16% resulting in a Threshold Return of 6.16%.

     Six Months Ended June 30, 2002 Compared to June 30, 2001

           For the six-months ended June 30, 2002, our net income was $7,804,000, or $0.71 per diluted share based on an average of 11,041,000 shares outstanding.  For the six-months June 30, 2001, our net income was $1,239,000, or $0.52 per diluted share based on an average of 2,361,000 shares outstanding

           Net interest income for the six-months ended June 30, 2002 totaled $12,021,000 or 60% of total interest income compared to $1,504,000 and  30% of total interest income for the quarter ended June 30, 2001.  Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses.   The increase in our net interest income was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets.  Also, during the six-months ended June 30, 2002, we realized a gain on the sale of assets in the amount of $1,656,000 or 8% of total interest income.

           For the six-months ended June 30, 2002, our operating expenses increased to $5,873,000 or 29% of total interest income from $417,000 or 8% of total interest income for the six months ended June 30, 2001.  This increase was due primarily to an increase in the incentive compensation earned by our external manager as a result of our improved financial performance and the non-recurring costs incurred related to our acquiring our external manager.

           Our return on average equity was 8.9%, or 18.6% on an annualized compounded basis, for the six months ended June 30, 2002 compared to 6.8%, or 14.1% annualized, for the six months ended June 30, 2001.  Excluding the non-recurring costs incurred related to our acquiring our external manager, our return on average equity was 12.5%, or 26.7% on an annualized compounded basis, for the six months ended June 30, 2002

Financial Condition

          At June 30, 2002, we held mortgage assets of $1,687 million at amortized cost, consisting primarily of $1,347 million of adjustable-rate mortgage-backed securities, $9 million of floating rate CMOs and $331 million of fixed-rate mortgage-backed securities.  This amount represents an approximate 298% increase over the $420 million held at December 31, 2001.  At June 30, 2002, we were well within our asset allocation guidelines, since 99% of total assets were mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac.  Of the adjustable-rate mortgage-backed securities owned by us, 40% were adjustable-rate pass-through certificates whose coupon resets within one year.  The remaining 60% consisted of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 2% invested in 5/1 hybrid adjustable-rate mortgage-backed securities.  Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

 The following table presents a schedule of mortgage-backed securities owned at June 30, 2002 and December 31, 2001, classified by type of issuer (dollar amounts in thousands):

	At June 30, 2002		At December 31, 2001

Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

FNMA	$1,221,021	72%	$280,855	67%
FHLMC	465,622	28%	139,359	33%

Total Portfolio	$1,686,643	100%	$420,214	100%

          The following table classifies our portfolio of mortgage-backed securities owned at June 30, 2002 and December 31, 2001, by type of interest rate index (dollar amounts in thousands):

	June 30, 2002		December 31, 2001

Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

(dollar amounts in thousands)
One-month LIBOR	$9,940	0.6%	$9,998	2.4%
Six-month LIBOR	3,103	0.2%	4,218	1.0%
One-year LIBOR	252,461	15.0%	39,689	9.5%
Six-month Certificate of Deposit	1,507	0.1%	2,059	0.5%
One-year Constant Maturity Treasury	1,076,492	63.8%	291,606	69.3%
Cost of Funds Index	3,621	0.2%	3,895	0.9%
Fixed rate	339,519	20.1%	68,749	16.4%

Total Portfolio	$1,686,643	100.0%	$420,214	100.0%

          The values indicated do not included interest earned but not yet paid. (With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.)

          Our mortgage-backed securities portfolio had a weighted average coupon of 5.73% as of June 30, 2002.  The average coupon of the adjustable rate securities was 5.96%, the hybrid average coupon was 5.16%, the CMO FRN average coupon was 3.09%, and the average coupon of the fixed rate securities was 6.36%.

          At June 30, 2002, the unamortized net premium paid for our mortgage-backed securities was $37.2 million.

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

          As of June 30, 2002, the market value of our portfolio of mortgage-related assets, which were all classified as available for sale, was $1,686.6 million, or $3.4 million or 0.21%, more than the portfolio’s amortized cost of $1,683.2 million.

          As of June 30, 2002, the average amortized cost of our mortgage-related assets was 102.27%.  The average amortized cost of the adjustable rate securities was 102.29% and the average amortized cost of the fixed rate securities was 101.38%.

          As of June 30, 2002, the average interest rate on outstanding repurchase agreements was 2.2% and the average days to maturity was 177 days.

Hedging

          We periodically enter into derivative transactions, in the form of  forward purchase commitments, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities.  We have designated this transaction as a cash flow hedge. We also enter into derivative transactions, also in the form of forward purchase commitments, which are not designated as hedges.  Other than these types of transactions, we have not entered into any hedging agreements to date.

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

          During the six month period ending June 30, 2002, we entered into various MBS transaction where we agreed to take delivery of the securities more than one month from the trade date.  As directed by F.A.S.B. rules, for these types of extended delivery transactions, the economic benefits that occur between the trade date and the delivery date are designated a derivative gains or loss.  During the three month period ending June 30, 2002, this derivative gain, which is included in interest income, amounted to $940,000.  Included in this amount is dollar roll income which was earned when an MBS settled more than a month from the trade date and that settlement initiated a dollar roll transaction.

Liquidity and Capital Resources

          Our primary source of funds consists of repurchase agreements, which totaled $1,420 million at June 30, 2002.  Our other significant source of funds for the six months ended June 30, 2002 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $83.4 million.

          As of June 30, 2002, we had raised approximately $2 million in capital under our dividend reinvestment and direct stock purchase plan since its inception in 1999.

          In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twenty–four-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio.  Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

          As of June 30, 2002, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty–four months.  On June 30, 2002, we had borrowing arrangements with fourteen different financial institutions and had borrowed funds under repurchase agreements with twelve of these firms.  Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons.  During the quarter ended June 30, 2002, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

          From time to time, we raise additional equity dependent upon market conditions and other factors.  In that regard, we completed a public offering and a private placement on December 27, 2001 that raised approximately $34.6 million in combined net proceeds, and we completed a public offering on February 28, 2002 that raised approximately $40 million in net proceeds.  We completed an additional public offering on June 26, 2002 that raised approximately $126 million in net proceeds.  We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 filed March 27, 2002 and amended on May 1, 2002, May 24, 2002, June 7, 2002, and June 13, 2002.

Stockholders’ Equity

          We use available for sale treatment for our mortgage-backed securities.  These assets are carried on the balance sheet at fair value rather than historical amortized cost.  Based upon such available for sale treatment, our equity base at June 30, 2002 was $225 million, or $9.85 per share.

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

          Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends. Specifically, a positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.  “Accumulated other comprehensive income (loss), unrealized gain (loss) on available for sale securities” was $3.4 million, or 0.21%, of the amortized cost of mortgage-backed securities at June 30, 2002.

RISK FACTORS

          An investment in our stock involves a number of risks.  Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report.  If any of the risks discussed in this quarterly report actually occur, our business, financial condition and results of operations could be materially adversely affected.  If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

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

          The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities.  For example, on June 30, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 19 months, while our borrowings had a weighted average term to next rate adjustment of 177 days.  Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

          We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

          We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings.  During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed.  This reduces the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss.  On June 30, 2002, 20% of our mortgaged-backed securities were fixed-rate securities.

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

          Pools of mortgage loans underlie the mortgage-backed securities that we acquire.  We generally receive payments from the payments that are made on these underlying mortgage loans.  When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities.  Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time.  In exchange for this higher interest rate, we must pay a premium over the market value to acquire the security.  In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security.  If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we must expense the premium that was prepaid at the time of the prepayment.  On June 30, 2002, approximately 99% of our mortgage-backed securities were acquired at a premium.

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

          Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps.  Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security.  Our borrowings are not subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities.  This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed.  Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding.  As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings.  On June 30, 2002, approximately 80% of our mortgage-backed securities were adjustable-rate securities.  These factors could lower our net interest income or cause us to suffer a net loss during periods of rising interest rates.

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

          Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks described above.  As of the second quarter of 2002, we have made only limited use of these types of instruments as discussed under “Hedging” above.  We have determined that, generally, the costs of these transactions outweigh their benefits.  This strategy saves us the additional costs of such hedging transactions, but it leaves us exposed to the types of risks that such hedging transactions would be designed to reduce.  If we decide to enter into derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot eliminate these risks.  Additionally, the use of derivative transactions could have a negative impact on our earnings.

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

          We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings.  Our key officers include Lloyd McAdams, President, Chairman of our board of directors and Chief Executive Officer, Joseph McAdams, Executive Vice President and Director, Thad Brown, acting CFO, and Evangelos Karagiannis, Vice President.  The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

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

Additional Risk Factors

          We may not be able to use the money we raise to acquire investments at favorable prices.

          We intend to seek to raise additional capital from time to time if we determine that it is in our best interests and the best interests of our stockholders, including through public offerings of our stock.  The net proceeds of any offering could represent a significant increase in our equity.  Depending on the amount of leverage that we use, the full investment of the net proceeds of any offering might result in a substantial increase in our total assets.  There can be no assurance that we will be able to invest all of such additional funds in mortgage-backed securities at favorable prices.  As a result, we may not be able to acquire enough mortgage-backed securities in order to become fully invested after an offering, or we may have to pay more for mortgage-backed securities than we have historically.  In either case, the return that we earn on stockholders equity may be reduced.

          We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

          We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code.  We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this quarterly report on Form 10-Q.  All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time.  There are no assurances of our ability to pay dividends in the future.

          If we raise additional capital, our earnings per share and dividend may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

          We may incur excess inclusion income that would increase the tax liability of our stockholders.

          In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code.  If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses.  If the stockholder were a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code.  If the stockholder were foreign, then it would be subject to federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

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

          Issuances of large amounts of our stock could cause the price of our stock to decline.

           If we issue a significant number of shares of common stock or convertible preferred stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

          Future offerings of debt securities, which would be senior to our common stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend distributions, may adversely affect the market price of our common stock.

           In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock.  Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock.  Our preferred stock, if issued, may have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock.  Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our stockholders bear the risk of our future offerings reducing the market price of our common stock.

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

           As of June 30, 2002, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings

	Amount	Percent of Total Investments	Amount	Percent of Total Borrowings

Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$339,519	20%	$—	0%
Adjustable Rate Investments/ Obligations:
Less than 3 months	400,420	24%	684,404	48%
Greater than 3 months and less than 1 year	352,239	21%	581,320	39%
Greater than 1 year and less than 2 years	82,632	5%	132.862	10%
Greater than 2 years and less than 3 years	499,341	29%	50,000	3%
Greater than 3 years and less than 5 years	12,492	1%	—
Total	$1,686,643	100%	$1,448,586	100%

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

     Liquidity Risk

          Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities.  For example, at June 30, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 19 months, while our borrowings had a weighted average term to next rate adjustment of 165 days.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities.  As a result, we could experience a decrease in net income or a net loss during these periods.  Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets.  As a result, we have not had difficulty rolling over our short-term debt as it matures.  There can be no assurance that we will always be able to roll over our short-term debt.

          At June 30, 2002, we had unrestricted cash of $13 available to meet margin calls on short-term debt that could be caused by asset value declines or changes in lender collateralization requirements.  Such unrestricted cash is approximately 1% of our short-term debt.

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

          We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time.  In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities.  In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security.  As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income.  If the mortgage loans underlying a mortgage-backed security were prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate.  This would reduce our income.

      Tabular Presentation

          The information presented in the table below projects the impact of changes in interest rates on our 2002 projected net income and net assets as more fully discussed below based on investments in place on June 30, 2002, and includes all of our interest-rate sensitive assets and liabilities.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  We generally plan to retain such assets and the associated interest rate risk to maturity.

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

          When interest rates are shocked, these prepayment assumptions are further adjusted based on our best estimate of the effects of changes on interest rates or prepayment speeds.  For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 95% increase in the prepayment rate of our mortgage-backed securities.  The base interest rate scenario assumes interest rates at June 30, 2002.  Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Percentage Change in Net Income	Percentage Change in Net Assets

-2.0%	-46.4%	1.6%
-1.0%	-27.1%	1.2%
0.0%	0%	0%
1.0%	2.6%	-1.9%
2.0%	-7.4%	-4.4%

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

(d)             None

Item 3.      Defaults Upon Senior Securities

None

Item 4.      Submission of Matters to a Vote of Security Holders

     We held our annual meeting of stockholders on June 11, 2002 at our offices in Santa Monica, California.  At the annual meeting, our stockholders voted on the following five (5) items:

(i)              A proposal  to amend our Articles of Incorporation to provide for a classified board of directors was not approved as follows:

For	Against	Abstain	Not Voted

3,499,366	2,634,182	63,309	4,728,073

(ii)             Five nominees for election to our board of directors were elected based upon the following votes:

Name	For	Withheld

Joseph E. McAdams	10,048,885	876,045
Charles H. Black	10,879,589	45,341
Joe E. Davis	10,877,639	47,291
Lloyd McAdams	10,082,414	842,516
Charles F. Smith	10,887,339	37,591

(iii)             An amendment to our 1997 Stock Option and Awards Plan to increase the authorized number of shares under this plan was approved as follows:

For	Against	Abstain	Not Voted

3,470,832	2,659,477	66,548	4,728,073

(iv)             A proposal to approve and adopt an Agreement and Plan of Merger and the transactions contemplated thereby was approved as follows:

For	Against	Abstain	Not Voted

5,972,026	161,100	63,731	4,728,073

(v)             The appointment of PricewaterhouseCoopers, LLP as our independent accountants for the fiscal year ending December 31, 2002 was approved as follows:

For	Against	Abstain	Not Voted

10,886,311	31,074	7,545	—

Item 5.  Other Information

     On May 31, 2002 our board of directors adopted the Anworth 2002 Dividend Reinvestment and Stock Purchase Plan to provide prospective investors and existing holders of our common stock with an additional method to purchase shares of our common stock by reinvesting some or all of our dividends or making optional cash purchases of shares of our common stock.  Shares of our common stock purchased under this plan may be acquired at discounts of up to 5% from the prevailing market price up to an aggregate total of 2,000,000 shares.

     On June 11, 2002, we declared a dividend of $0.50 per share.  This dividend is payable on August 6, 2002 to holders of record as of the close of business on June 21, 2002.

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1(1)	Amended Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Class A Common Stock certificate
10.1(1)	Management Agreement between Anworth and Anworth Mortgage Advisory Corporation (the “Manager”) dated March 17, 1998
10.2(2)	Dividend Reinvestment and Stock Purchase Plan
10.3(4)	1997 Stock Option and Awards Plan, as amended
10.4(3)	2002 Dividend Reinvestment and Stock Purchase Plan
10.5(4)	2002 Incentive Compensation Plan
10.6(4)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, the Manager and the Shareholder
10.7	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.8	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.9	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.11	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.12	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.13	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams
10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on June 28, 2002.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(4)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.

(b)     We filed the following current reports on Form 8-K during the six months ended June 30, 2002:

          1)     On April 19, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed the signing of a definitive Agreement and Plan of Merger for our management company, Anworth Mortgage Advisory Corporation, to merge with and into the Company.

          2)     On April 23, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed first quarter 2002 results.

          3)     On June 12, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed (i) the approval of the Agreement and Plan of Merger, (ii) the other matters approved at our annual stockholder meeting, and (iii) the declaration of a special dividend.

          4)     On June 26, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed the exercise in full of an over-allotment option granted to our underwriters in connection with the public offering of our common stock priced on June 20, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

DATED: August 14, 2002	/s/ Joseph Lloyd McAdams

Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(authorized officer of registrant)

DATED: August 14, 2002	/s/ Thad M. Brown

Thad M. Brown
Chief Financial Officer
(principal accounting officer)

Index to Exhibits

Exhibit Number	Description

3.1(1)	Amended Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Class A Common Stock certificate
10.1(1)	Management Agreement between Anworth and Anworth Mortgage Advisory Corporation (the “Manager”) dated March 17, 1998
10.2(2)	Dividend Reinvestment and Stock Purchase Plan
10.3(4)	1997 Stock Option and Awards Plan, as amended
10.4(3)	2002 Dividend Reinvestment and Stock Purchase Plan
10.5(4)	2002 Incentive Compensation Plan
10.6	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, the Manager and the Shareholder
10.7	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.8	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.9	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.11	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.12	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.13	Second Addendum to Employment Agreement dated as of June 13, 2002, by and among Anworth and Joseph E. McAdams
10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on June 28, 2002.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(4)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.