Form 10-Q
period 2002-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2002-11-14
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

Commission File Number:  001-13709

ANWORTH MORTGAGE ASSET CORPORATION
(Exact Name of Registrant as Specified in its Charter)

MARYLAND (State or other jurisdiction of Incorporation or organization)	52-2059785 (I.R.S. Employer Identification No.)

1299 Ocean Avenue, #250, Santa Monica, California (Address of principal executive offices)	90401 (Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

          As of November 12, 2002, the Registrant had 24,238,351 shares of Common Stock issued and outstanding.

Part I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS
(in thousands, except for share amounts)

	September 30, 2002 (unaudited)	December 31, 2001

ASSETS
Mortgage backed securities	$2,371,562	$420,214
Other marketable securities	—	1,803
Cash and cash equivalents	284	290
Interest and dividend receivable	12,302	2,293
Prepaid expenses and other	180	10

	2,384,328	$424,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Reverse repurchase agreements	$2,113,347	$325,307
Payable for purchase of mortgage-backed securities	—	40,819
Accrued interest payable	7,697	1,293
Dividends payable	11,975	1,329
Accrued expenses and other	1,872	865

	$2,134,891	$369,613

Stockholders’ Equity
Common stock, par value $.01 per share; authorized 100,000,000 shares; 24,100,418 and 7,000,765 issued and 24,050,418 and 6,950,765 outstanding respectively	241	70
Additional paid in capital	241,313	54,324
Accumulated other comprehensive income, unrealized gain on available-for-sale securities	13,196	705
Retained earnings	(4,310)	127
Unearned restricted stock	(774)	—
Treasury stock at cost (50,000 shares)	(229)	(229)

	249,437	54,997

	$2,384,328	$424,610

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS
(in thousands, except for per share amounts)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Interest and dividend income net of amortization of premium and discount	$23,134	$2,564	$43,276	$7,639
Interest expense	(10,469)	(1,403)	(18,590)	(4,974)

Net interest income	12,665	1,161	24,686	2,665
Gain on sales	1,838	166	3,493	318
Expenses:
External base management fee	—	(52)	(400)	(148)
External incentive fee	—	(174)	(1,741)	(318)
Compensation and benefits	(189)	—	(207)	—
Incentive compensation	(1,428)	—	(1,751)	—
Cost incurred in acquiring external manager	(295)	—	(3,475)	—
Other expenses	(490)	(77)	(700)	(255)

Net income	$12,101	$1,024	$19,905	$2,262

Basic earnings per share	$0.52	$0.43	$1.32	$0.96

Dividends declared per share	$0.50	$0.54	$1.50	$0.98

Average number of shares outstanding	23,336	2,384	15,112	2,369

Diluted earnings per share	$0.52	$0.42	$1.31	$0.95

Average number of diluted shares outstanding	23,433	2,423	15,192	2,381

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Retained Earnings	Unearned Restricted Stock		Treasury Stock at Cost	Compre- hensive Income	Total

Balance, December 31, 2001	6,951	$70	$54,324	$705	$127	$		$(229)		$54,997
Issuance of common stock	4,882	49	40,103							40,152
Available-for-sale securities, fair value adjustment				(4,448)					(4,448)	(4,448)
Net income					4,115				4,115	4,115

Other comprehensive income (loss)									(333)	—

Balance, March 31, 2002	11,833	$119	$94,427	$(3,743)	$4,242	$		$(229)		$94,816
Issuance of common stock	10,992	109	131,877							131,986
Available-for-sale securities, fair value adjustment				7,574					7,574	7,574
Unrealized gain on cash flow hedge recognized in net income				(391)					(391)	(391)
Issuance of restricted stock	60	1	793				(794)			—
Net income					3,689				3,689	3,689

Other comprehensive income (loss)									$10,872

Dividends declared - $1.00 per share					(12,367)					(12,367)

Balance, June 30, 2002	22,885	$229	$227,097	$3,440	$(4,436)		$(794)	$(229)		225,307
Issuance of common stock	1,165	12	14,216							14,228
Available-for-sale securities, fair value adjustment				9,756					9,756	9,756
Amortization of restricted stock							20			20
Net income					12,101				12,101	12,101

Other comprehensive income (loss)									$21,857

Dividends declared - $0.50 per share					(11,975)					(11,975)

Balance, September 30, 2002	24,050	$241	$241,313	$13,196	$(4,310)		$(774)	$(229)		$249,437

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,

	2002	2001	2002	2001

Operating Activities:
Net income	$12,101	$1,024	$19,905	$2,262
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	4,314	308	8,179	514
Gain on sales	(1,838)	(166)	(3,493)	(318)
Non-cash portion of cost incurred in acquiring external manager	249	—	3,429	—
Decrease (increase) in interest receivable	(3,185)	(62)	(10,008)	49
Decrease (increase) in prepaid expenses and other	(136)	—	(170)	—
Increase (decrease) in accrued interest payable	3,515	32	6,404	(791)
Increase (decrease) in accrued expenses and other	(1)	311	1,007	525

Net cash provided by operating activities	15,019	1,447	25,253	2,241
Investing Activities:
Available-for-sale securities:
Purchases	(1,022,745)	(61,538)	(2,546,974)	(99,542)
Proceeds from sales	161,683	—	270,744	1,095
Principal payments	161,882	14,380	293,690	35,790

Net cash used in investing activities	(699,180)	(47,158)	(1,982,540)	(62,657)
Financing Activities:
Net borrowings from reverse repurchase agreements	663,810	45,130	1,788,040	57,676
Proceeds from common stock issued, net	13,980	152	182,938	288
Dividends paid	(6,269)	(570)	(13,697)	(1,301)

Net cash provided by financing activities	671,521	44,712	1,957,281	56,663

Net decrease in cash and cash equivalents	(12,640)	(999)	(6)	(3,753)
Cash and cash equivalents at beginning of period	12,924	1,140	290	3,894

Cash and cash equivalents at end of period	$284	$141	$284	$141

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$4,388	$1,371	$12,186	$5,765
Supplemental Disclosure of Investing and Financing Activities
Mortgage securities purchased, not yet settled	$—	$10,306	$—	$10,306
Common stock issued to acquire external manager	$—	$—	$3,180	$—
Restricted stock issued	$—	$—	$794	$—

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

          The Company has elected to be taxed as a real estate investment trust (“REIT”) for federal income tax purposes.  Pursuant to current federal tax regulations, one of the requirements of maintaining its status as a REIT is that the Company must distribute at least 90% of its annual taxable net income to its stockholders, subject to certain adjustments.

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

          In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.  The operating results for the quarter ended September 30, 2002 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2002.

CASH AND CASH EQUIVALENTS

          Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of twelve months or less.  The carrying amount of cash equivalents approximates their fair value.

MORTGAGE-BACKED SECURITIES (“MBS”)

          The Company has invested primarily in fixed-rate and adjustable-rate mortgage (“ARM”) pass-through certificates and hybrid ARMs securities.  Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

          Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”), requires the Company to classify its investments as either trading investments, available-for-sale investments or held-to-maturity investments.  It is the Company’s policy to classify each of its MBS as available-for-sale and then to monitor the security’s performance over time before making a final determination as to the permanent classification.  As of September 30, 2002, all of the Company’s MBS were classified as available-for-sale.  All assets that are classified as available-for-sale are carried at fair value.

          Interest income is accrued based on the outstanding principal amount of MBS and their contractual terms.  Premiums and discounts associated with the purchase of MBS are amortized into interest income over the estimated lives of the asset using the effective yield method.

          MBS transactions are recorded on the date the securities are purchased or sold.  Purchases of new issue MBS are recorded when all significant uncertainties regarding the characteristics of the assets are removed, generally shortly before the settlement date.  Realized gains and losses on sales of MBS are determined on the specific identification basis.

CREDIT RISK

          At September 30, 2002, the Company had limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”).  The payment of principal and interest on the FHLMC and FNMA MBS securities are guaranteed by those respective agencies.  At September 30, 2002, over 99.9% of the Company’s mortgage backed securities had an implied “AAA” rating.

DERIVATIVE FINANCIAL INSTRUMENTS

          The Company periodically enters into derivative transactions, in the form of forward purchase commitments, which are intended to hedge its exposure to rising rates on funds borrowed to finance our investments in securities.  The Company has designated these transactions as cash flow hedges.  The Company also enters into derivative transactions also in the form of forward purchase commitments, which are not designated as hedges.

          During the nine months ended September 30, 2002, the Company purchased certain new issue MBS on a forward basis, i.e. for settlement beyond the next ordinary settlement date.  Under Statement of Financial Accounting Standard No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, such transactions are considered derivative instruments and are carried on the balance sheet at their fair value.  The Company designated the forward purchase agreements related to fixed-rate MBS as “cash flow hedges” for the settlements of the purchases.  The change in fair value of the hedge is included as Other Comprehensive Income to the extent the hedge is effective.  After the settlement date of the forward purchase, the fair value of the hedge is transferred from Accumulated Other Comprehensive Income to earnings over the estimated life of the hedged item.  The ineffective amount of hedges is recognized in earnings each quarter.

          As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items.  The Company has also documented its risk-management policies, including objectives and strategies, as it relates to its hedging activities.  The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective.  When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively.  As of September 30, 2002, the Company had no derivative instruments.  During the quarter ended September 30, 2002 , the Company did not enter into any derivative transactions.

INCOME TAXES

          The Company intends to elect to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto.  Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

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

          The following table provides a reconciliation of the numerator and denominator of the earnings per share computation (amounts in thousands, except per share data):

	Income	Shares	Earnings Per Share

For the three months ended September 30, 2002
Basic EPS	$12,101	23,336	$0.52
Effect of dilutive securities: Stock options	—	97	—

Diluted EPS	$12,101	23,433	$0.52

For the three months ended September 30, 2001
Basic EPS	$1,024	2,384	$0.43
Effect of dilutive securities: Stock options	—	39	(0.01)

Diluted EPS	$1,024	2,423	$0.42

For the nine months ended September 30, 2002
Basic EPS	$19,905	15,112	1.32
Effect of dilutive securities: Stock options	—	80	(0.01)

Diluted EPS	$19,905	15,192	$1.31

For the nine months ended September 30, 2001
Basic EPS	$2,263	2,369	$0.96
Effect of dilutive securities: Stock options	—	12	(0.01)

Diluted EPS	$2,263	2,381	$0.95

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

NOTE 2.  MORTGAGE BACKED SECURITIES

          The following table pertains to the Company’s mortgage backed securities classified as available-for-sale as of September 30, 2002, which are carried at their fair value (amounts in thousands):

	Government National Mortgage Corporation	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total MBS Assets

Amortized Cost	$108,323	$567,220	$1,662,977	$2,338,520
Paydowns receivable	—	19,301	545	19,846
Unrealized gains	290	3,632	10,715	14,637
Unrealized losses	—	(485)	(956)	(1,441)

Fair value	$108,613	$589,668	$1,673,281	$2,371,562

          The following table summarizes the Company’s securities as of September 30, 2002 at their fair value (amounts in thousands):

	ARMS	HYBRIDS	FIXED	Floating Rate CMO	REIT Stock	Total

Amortized Cost	$853,890	$1,042,407	$350,188	$92,035	$—	$2,338,520
Paydown receivable	12,091	7,755	—	—	—	19,846
Unrealized gains	1,847	7,523	5,153	114	—	14,637
Unrealized losses	(1,183)	(98)	—	(160)	—	(1,441)

Fair value	$866,645	$1,057,587	$355,341	$91,989	$—	$2,371,562

          The following table summarizes the Company’s securities as of December 31, 2001 at their fair value (amounts in thousands):

	ARMS	HYBRIDS	FIXED	Floating Rate CMO	REIT Stock	Total

Amortized Cost	$250,525	$99,454	$68,416	$—	$1,491	$419,886
Paydown receivable	625	801	—	—	—	1,426
Unrealized gains	658	57	428	—	312	1,455
Unrealized losses	(216)	(439)	(95)	—	—	(750)

Fair value	$251,592	$99,873	$68,749	$—	$1,803	$422,017

          During the nine months ended September 30, 2002, the Company sold $204,900,000 of its available-for-sale MBS for a net realized gain of $3,493,000.

        During the three months ended September 30, 2002, the Company sold $94,387,000 of its available-for-sale MBS for a net realized gain of $1,838,000.

          At September 30, 2002, the Company had no commitments to purchase MBS.

NOTE 3.  REVERSE REPURCHASE AGREEMENTS

          The Company has entered into reverse repurchase agreements to finance most of its MBS.  The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”).  At September 30, 2002, the Company’s reverse repurchase agreements had a weighted average term to maturity of 196 days and a weighted average borrowing rate of 2.05%.  MBS with a carrying value of approximately $2.1 billion have been pledged as collateral under the reverse repurchase agreements.

          At September 30, 2002, the repurchase agreements had the following remaining maturities:

Less than 3 months	32%
3 months to less than 1 year	57%
1 year to less than 2 years	9%
2 years to less than 3 years	2%
Greater than 3 years	—

100%

NOTE 4.  TRANSACTIONS WITH AFFILIATES

(a)  Management Fees and Merger with the Manager

          From the time of its inception through June 13, 2002, the Company was externally managed by the Manager pursuant to the Management Agreement.  As an externally managed company, the Company had no employees of its own and relied on the Manager to conduct its business and operations.

          Under the terms of the Management Agreement, the Company paid the Manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the Management Agreement), plus 0.8% of the portion above $300 million.  In addition to the base management fee, the Manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of taxable net income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.  For the quarters ended June 30, 2002 and June 30, 2001, the Company paid the Manager $192,000 and $49,000, respectively, in base management fees.  The Company paid the Manager $1,013,000 in incentive compensation for the quarter ended June 30, 2002 and $88,000 in incentive compensation for the quarter ended June 30, 2001.

          On June 13, 2002, the Manager merged with and into the Company pursuant to the Merger.  The Merger was approved by a special committee consisting solely of the Company’s independent directors, the Company’s full board of directors and the vote of a majority of the Company’s stockholders.  The stockholder of the Manager, a trust controlled by Lloyd McAdams, the Company’s President, Chairman and Chief Executive Officer, and Heather U. Baines, one of the Company’s Executive Vice Presidents, received 240,000 shares of the Company’s common stock as merger consideration, which was worth approximately $3.2 million based on the closing price of the Company’s common stock on June 13, 2002.  As a result of the Merger, the Company is now an internally managed company, and certain employees of the Manager have become employees of the Company.  As a condition to the Merger, the Company entered into direct employment contracts with Lloyd McAdams, Heather U. Baines and Joseph McAdams, adopted an incentive compensation plan for key employees, increased the size of its 1997 Stock Option and Awards Plan and provided for future automatic increases in the size of that plan.  Upon the closing of the Merger, the Management Agreement terminated.

          The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income.  Since the Company did not acquire tangible net assets from the Manager in the merger, the non-cash charge equaled the value of the consideration paid in the Merger, which was approximately $3.2 million.  This non-cash charge does not reduce the Company’s taxable income of which at least 90% must be paid as dividends to stockholders to maintain the Company’s status as a REIT.  It does, however, reduce the Company’s reportable net income. In addition, the Company incurred $249,000 in merger related expenses.

          2002 Incentive Compensation Plan

          The Company adopted its 2002 Incentive Compensation Plan which became effective on the effective date of the Merger.  Under the 2002 Incentive Compensation Plan, eligible employees of the Company have the opportunity to earn incentive compensation for each fiscal quarter.  The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year US Treasury Rate plus 1% (the “Threshold Return”).

          In any fiscal quarter in which the Company’s taxable net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

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

          The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter  (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended September 30, 2002, eligible employees under the 2002 Incentive Compensation Plan earned $1,427,754 in incentive compensation.

          Employment Agreements

          Upon the closing of the Merger, the Company assumed the existing employment agreements of Lloyd McAdams, Joseph McAdams and Heather U. Baines.  Such agreements were modified by the addenda entered into between the Company and each of the executives as described below.  Pursuant to the terms of the employment agreements, Lloyd McAdams serves as the Company’s President, Chairman and Chief Executive Officer, and Heather U. Baines and Joseph McAdams serve as the Company’s Executive Vice Presidents.  Heather U. Baines receives a $50,000 annual base salary, Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of the Company’s book value, not to exceed $250,000.  Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of the Company’s book value, not to exceed $250,000.

          These employment agreements, as modified by the addenda, also have the following provisions:

•

the three executives are entitled to participate in the 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan.  Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joe McAdams is entitled to 25% of all amounts paid under the plan, and Heather U. Baines is entitled to 5% of all amounts paid under the plan.  The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of Company common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of the Company’s shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•

in the event any of the three executives is terminated without “cause” or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination.  In addition, under these circumstances Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination.  Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the effective date of the merger; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

          The value of the 60,000 shares of restricted stock issued to the above executives is reflected on the Company’s balance sheet as a reduction to stockholders’ equity.  This amount is being amortized to expense over the ten year restricted period until such shares vest and is accounted for as unearned restricted stock.

(b)  Other Related Party Transactions

          1997 Stock Option and Awards Plan

          The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan which authorizes the grant of options to purchase an aggregate of up to 1,500,000 of the outstanding shares of the Company’s common stock.  The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (“ISOs”) as defined under section 422 of the Code, options not so qualified (“NQSOs”), dividend appreciation rights (“DERs”) and stock appreciation rights (“SARs”).  The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted.  As of September 30, 2002, the Company had granted a total of 477,101 options, with strike prices ranging from $4.60 per share to $9.45 per share. Options granted to officers became exercisable at a rate of 33.3% each year following their date of grant, six months after their date of grant or three years after their date of grant.  Options granted to directors either became exercisable six months after their date of grant or three years after their date of grant.  All options expire either five or ten years after their date of grant.  The DERs are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options.

          During the quarter ended September 30, 2001, 34,500 of the outstanding DER’s, which constituted all of the then remaining DER’s, were truncated.  After the dividend declared on April 20, 2001, no more dividends accrued to the DER’s.

          For the quarter ended September 30, 2002, the Company recorded no operating expense associated with the Stock Option Plan.

          Agreements with Pacific Income Advisers, Inc.

          On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company.  Under the sublease, the Company leases approximately 5,500 square feet of office space from PIA and currently pays $44.04 per square foot in rent to PIA.  The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease.  During the third quarter of 2002, the Company paid $73,000 rent to PIA under the sublease which is included in Other Expenses on the Statements of Operations.

          The future minimum lease commitment is as follows:

Year	2002	2003	2004	2005	2006	2007	2008	Total Commitment

Commitment Amount	$60,500	$249,480	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,594,845

          On October 14, 2002, the Company entered into an administrative agreement with PIA.  Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225,000,000 of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services.  The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then current annual term.  The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA.

NOTE 5.  FAIR VALUES OF FINANCIAL INSTRUMENTS

          ARM securities, forward purchase commitments and other marketable securities are reflected in the financial statements at estimated fair value.  Management bases its fair value estimates for ARM securities and other marketable securities primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available.  The fair value reported, however, reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange.  Cash and cash equivalents, interest receivable, reverse repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

NOTE 6.  COMMON STOCK

          On February 19, 2002, the Company completed a public offering of 4,830,000 shares of its common stock for which it received net proceeds of approximately $42,745,500.

          On June 21, 2002, the Company completed a public offering of 10,350,000 shares of its common stock for which it received net proceeds of approximately $126,063,000.

          On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company.  The registration statement was declared effective on September 10, 2002.  As of September 30, 2002, the entire $350 million remained available for issuance under the registration statement.

          During the three and nine month periods ended September 30, 2002, the Company issued 1,165,268 and 1,398,338 shares, respectively, of common stock under its Dividend Reinvestment and Stock Purchase Plan and received net proceeds of $13,876,716 and $16,239,488, respectively.

          On April 18, 2002, the Company declared the first quarter 2002 dividend of $0.50 per common share which was paid on May 15, 2002 to common stockholders of record as of May 1, 2002.

          On June 11, 2002, the Company declared the second quarter 2002 dividend of $0.50 per common share which was paid on August 6, 2002 to common stockholders of record as of June 21, 2002.

          On September 12, 2002, the Company declared the third quarter 2002 dividend of $0.50 per common share which was paid on November 8, 2002 to common stockholders of record as of September 23, 2002.

          For federal income tax purposes, all dividends are expected to be ordinary income to the Company’s stockholders, subject to year-end allocations of the common dividend between ordinary income, capital gain income and non-taxable income as return of capital, depending on the amount and character of the Company’s full year taxable income.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

          You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report.  The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock.  We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2001 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 30, 2002, as amended, that discuss our business in greater detail.

          This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning changes in interest rates, capital expenditures, earnings, litigation, regulatory matters, markets for products and services, liquidity and capital resources and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in interest rates, changes in mortgage prepayment rates, legislative, regulatory and competitive developments in markets in which we operate, our ability to maintain our qualification as a real estate investment trust for federal income tax purposes, our ability to use borrowings to finance our assets, differences in the actual allocation of our assets from those assumed, the degree to which assets are hedged and the effectiveness of the hedge, and other circumstances affecting anticipated revenues and costs.  We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.  Additional factors that could cause such results to differ materially from those described in the forward-looking statements are set forth in connection with the forward-looking statements.

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

          We are organized for tax purposes as a REIT.  Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings.  As of September 30, 2002, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets.  As of September 30, 2002, greater than 99% of our 2002 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules.  We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income.  Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Results Of Operations

          Three Months Ended September 30, 2002 Compared to September 30, 2001

          For the three months ended September 30, 2002, our net income was $12,101,000, or $0.52 per diluted share, based on an average of 23,433,000 shares outstanding.  For the three months ended September 30, 2001, our net income was $1,024,000, or $0.42 per diluted share, based on an average of 2,423,000 shares outstanding.

          Net interest income for the three months ended September 30, 2002 totaled $12,665,000, or 54.7% of total interest income, compared to $1,161,000, or 45.2% of total interest income, for the three months ended September 30, 2001.  Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense compared to last year. The increase in our spread was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets.  Also, during the three months ended September 30, 2002, we realized a gain on the sale of assets in the amount of $1,838,000, or 7.9% of total interest income, compared to a gain on sale of $166,000, or 6.5% of total interest income, realized during the three months ended September 30, 2001.

          For the three months ended September 30, 2002, our operating expenses increased to $2,402,000, or 10.4% of total interest income, from $303,000, or 11.8%, for the three months ended September 30, 2001.  This increase was due primarily to an increase in the incentive compensation.

          Our return on average equity was 5.11%, or 22.1% on an annualized compounded basis, for the three months ended September 30, 2002 compared to 5.1%, or 22.1% annualized, for the three months ended September 30, 2001.  Excluding the non-recurring costs incurred related to our acquiring our external manager, our return on average equity was 5.2%, or 22.5% on an annualized compounded basis, for the three months ended September 30, 2002.

          For the three months ended September 30, 2002, the constant prepayment rate (“CPR”) of all our MBS was 28%.  The CPR of adjustable-rate MBS was 34%, the CPR of adjustable-rate hybrid MBS was 31%, and the CPR of fixed-rate MBS was 8%.

          Nine Months Ended September 30, 2002 Compared to September 30, 2001

          For the nine months ended September 30, 2002, our net income was $19,905,000, or $1.31 per diluted share, based on an average of 15,192,000 shares outstanding.  For the nine months ended September 30, 2001, our net income was $2,263,000, or $0.95 per diluted share based on an average of 2,381,000 shares outstanding.

          Net interest income for the nine months ended September 30, 2002 totaled $24,686,000, or 57.0% of total interest income, compared to $2,665,000, or 34.8% of total interest income, for the quarter ended September 30, 2001.  As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense compared to last year. The increase in our spread was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-related assets.  Also, during the nine months ended September 30, 2002, we realized a gain on the sale of assets in the amount of $3,493,000, or 8.1% of total interest income.

          For the nine months ended September 30, 2002, our operating expenses increased to $8,274,000, or 19.1% of total interest income, from $720,000, or 9.4% of total interest income, for the nine months ended September 30, 2001.  This increase was due primarily to acquiring our external manager.

          Our return on average equity was 12.75%, or 18.06% on an annualized compounded basis, for the nine months ended September 30, 2002, compared to 11.4%, or 15.2% annualized, for the nine months ended September 30, 2001.  Excluding the non-recurring costs incurred related to our acquiring our external manager, our return on average equity was 15.3%, or 19.1% on an annualized compounded basis, for the nine months ended September 30, 2002.

Financial Condition

          At September 30, 2002, we held mortgage assets of $2,338,520,000 at amortized cost, consisting primarily of $1,896,297,000 of adjustable-rate mortgage-backed securities, $92,035,000 of floating rate CMOs and $350,188,000 of fixed-rate mortgage-backed securities.  This amount represents an approximate 557% increase over the $420 million held at December 31, 2001.  At September 30, 2002, we were well within our asset allocation guidelines, since 100% of total assets were mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac.  Of the adjustable-rate mortgage-backed securities owned by us, 48% were adjustable-rate pass-through certificates whose coupon resets within one year.  The remaining 51.9% consisted of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 0.1% invested in 5/1 hybrid adjustable-rate mortgage-backed securities.  Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

          The following table presents a schedule of mortgage-backed securities owned at September 30, 2002 and December 31, 2001, classified by type of issuer (dollar amounts in thousands):

	At September 30, 2002		At December 31, 2001

Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

FNMA	$1,673,281	70.5%	$280,855	66.8%
FHLMC	589,668	24.9%	139,359	33.2%
GNMA	108,613	4.6%	—	—

Total Portfolio	$2,371,562	100%	$420,214	100%

          The following table classifies our portfolio of mortgage-backed securities owned at September 30, 2002 and December 31, 2001, by type of interest rate index (dollar amounts in thousands):

	September 30, 2002		December 31, 2001

Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$92,322	3.9%	$9,998	2.4%
Six-month LIBOR	18,179	0.7%	4,218	1.0%
One-year LIBOR	473,250	19.9%	39,689	9.5%
Six-month Certificate of Deposit	1,256	0.1%	2,059	0.5%
One-year Constant Maturity Treasury	1,418,706	60.0%	291,606	69.3%
Cost of Funds Index	12,508	0.5%	3,895	0.9%
Fixed-rate	355,341	14.9%	68,749	16.4%

Total Portfolio	$2,371,562	100%	$420,214	100%

          The values indicated do not included interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

          Our mortgage-backed securities portfolio had a weighted average coupon of 5.404% as of September 30, 2002.  The average coupon of the adjustable-rate securities was 5.614%, the hybrid average coupon was 5.161%, the CMO FRN average coupon was 2.652%, and the average coupon of the fixed-rate securities was 6.326%.

          At September 30, 2002, the unamortized net premium paid for our mortgage-backed securities was $56,217,000.

          We analyze our mortgage-backed securities and the extent to which prepayments impact the yield of the securities.  When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets.  Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

          As of September 30, 2002, the average amortized cost of our mortgage-related assets was 102.46%, the average amortized cost of the adjustable-rate securities was 102.57% and the average amortized cost of the fixed-rate securities was 101.85%.

          As of September 30, 2002, the average interest rate on outstanding repurchase agreements was 2.05% and the average days to maturity was 196 days.

Hedging

          We periodically enter into derivative transactions, in the form of forward purchase commitments, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities.  We have designated these transactions as cash flow hedges.  We also enter into derivative transactions, also in the form of forward purchase commitments, which are not designated as hedges.  Other than these types of transactions, we have not entered into any hedging agreements to date.

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

          During the nine month period ending September 30, 2002, we entered into various MBS transactions where we agreed to take delivery of the securities more than one month from the trade date.  As directed by accounting rules, for these types of extended delivery transactions, the economic benefits that occur between the trade date and the delivery date are designated as a derivative gain or loss.  We did not enter into any derivative transactions, nor were any outstanding, during the three month period ending September 30, 2002.

Liquidity and Capital Resources

          Our primary source of funds consists of repurchase agreements, which totaled $2,113,347,000 at September 30, 2002.  Our other significant source of funds for the nine months ended September 30, 2002 consisted of payments of principal from our mortgage securities portfolio in the amount of $294,000,000.

          For the nine months ended September 30, 2002, we had raised approximately $16,239,000 in capital under our dividend reinvestment and direct stock purchase plan.

          In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one to twenty–four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio.  Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

          As of September 30, 2002, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty–four months.  On September 30, 2002, we had borrowing arrangements with 15 different financial institutions and had borrowed funds under repurchase agreements with 13 of these firms.  Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons.  During the quarter ended September 30, 2002, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

          From time to time, we raise additional equity dependent upon market conditions and other factors.  We completed a public offering on February 28, 2002 that raised approximately $43 million in net proceeds.  We completed an additional public offering on June 26, 2002 that raised approximately $126 million in net proceeds.  We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 filed August 30, 2002.

Stockholders’ Equity

          We use available-for-sale treatment for our mortgage-backed securities.  These assets are carried on the balance sheet at fair value rather than historical amortized cost.  Based upon such available-for-sale treatment, our equity base at September 30, 2002 was $249,437,000, or $10.37 per share.

          With our available for-sale-accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss), unrealized gain (loss) on available-for-sale securities.”  Accumulated other comprehensive income (loss), unrealized gain (loss) on available-for-sale securities was $13,196,000 or 0.6%, of the amortized cost of mortgage-backed securities at September 30, 2002.

          As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting.  As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

          Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends.  Specifically, positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy.  A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

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

          Most of the mortgage-backed securities we acquire are adjustable-rate securities.  This means that their interest rates may vary over time based upon changes in a short-term interest rate index.  Therefore, in most cases the interest rate indices and repricing terms of the mortgage-backed securities that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile.  During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

          The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities.  For example, on September 30, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 18 months, while our borrowings had a weighted average term to next rate adjustment of 196 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

          We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

          We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings.  During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed.  This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss.  On September 30, 2002, 15% of our mortgage-backed securities were fixed-rate securities.

          Increased levels of prepayments from mortgage-backed securities may decrease our net interest income.

          Pools of mortgage loans underlie the mortgage-backed securities that we acquire.  We generally receive payments from principal payments that are made on these underlying mortgage loans.  When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities.  Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time.  In exchange for this higher interest rate, we pay a premium over the par value to acquire the security.  In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security.  If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment.  On September 30, 2002, approximately 99.9% of our mortgage-backed securities were acquired at a premium.

•

We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin.  If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

          Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps.  Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security.  Our borrowings are not subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities.  This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed.  Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding.  As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings.  These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates.  On September 30, 2002, approximately 85% of our mortgage-backed securities were adjustable-rate securities.

          Our leveraging strategy increases the risks of our operations.

          We generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount.  We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities.  Use of leverage can enhance our investment returns.  Leverage, however,  also increases risks.  In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•

The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy, and reductions in the availability of financing or deteriorations in the conditions of any of our mortgage-related assets.

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

          We may acquire leveraged mortgage derivative securities that may expose us to a high level of interest rate risk.  The characteristics of leveraged mortgage derivative securities result in greater volatility in their market prices.  Thus, acquisition of leveraged mortgage derivative securities would expose us to the risk of greater price volatility in our portfolio and that could adversely affect our net income and overall profitability.

          We depend on borrowings to purchase mortgage-related assets and reach our desired amount of leverage.  If we fail to obtain or renew sufficient funding on favorable terms, we will be limited in our ability to acquire mortgage-related assets and our earnings and profitability would decline.

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

          We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings.  Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph McAdams, Executive Vice President and Director, Thad Brown, acting Chief Financial Officer, and Evangelos Karagiannis, Vice President.  The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

          Our officers devote a portion of their time to another company in capacities that could create conflicts of interest that may adversely affect our investment opportunities; this lack of a full-time commitment could also adversely affect our operating results.

          Lloyd McAdams, Joseph McAdams, Evangelos Karagiannis and others are involved in investing both our assets and approximately $4 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through Pacific Income Advisers, Inc., or PIA. A trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA. These multiple responsibilities may create conflicts of interest if these officers are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

          Each of our officers is also an officer and employee of PIA and devotes a portion of their time to PIA. Their service to PIA reduces the time and effort that they can dedicate to managing our company and this may adversely affect our overall management and operating results.

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

          Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs.  In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us.  As a result, we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs.  If that occurs, our profitability will be harmed.

          Our investment policy involves risks associated with the credit quality of our investments.  If the credit quality of our investments declines or if there are defaults on the investments we make, our profitability may decline and we may suffer losses.

          Our mortgage-backed securities have primarily been agency certificates that, although not rated, carry an implied “AAA” rating.  Agency certificates are mortgage-backed securities where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates.  Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality mortgage-backed securities.  If we acquire mortgage-backed securities of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities or the securities of Fannie Mae and Freddie Mac.

          Our earnings per share may decrease now that we have become internally managed.

          In June 2002, we merged with our former manager to become an internally managed company. We cannot assure you that the cost savings we anticipate from no longer paying the base and incentive management fees to our former manager will offset the additional expenses that we will incur as an internally managed REIT. These additional expenses include all of the salaries, incentive compensation and benefits of our executive officers and the other employees we need to operate as an internally managed company. Even if our earnings are not adversely affected, our earnings per share may decrease because we issued 240,000 shares of our common stock as merger consideration.

          The merger with our former manager may cause us to lose our REIT status for tax purposes.

          In order to maintain our status as a REIT for federal income tax purposes, we are not permitted to have current or accumulated earnings and profits carried over from our former manager. If the IRS successfully asserts that we acquired current or accumulated earnings and profits from our former manager and failed to distribute, during the taxable year in which the merger occurred, all of such earnings and profits, we would lose our REIT qualification for the year of the merger, as well as any other taxable years during which we held such acquired earnings and profits, unless, in the year of such determination, we make an additional distribution of the amount of earnings and profits determined to be acquired from our former manager. In order to make such an additional distribution, we could be required to borrow funds or sell assets even if prevailing market conditions were not generally favorable. For any taxable year that we fail to qualify as a REIT, we would not be entitled to a deduction for dividends paid to our stockholders in calculating our taxable income. Consequently, our net assets and distributions to our stockholders would be substantially reduced because of our increased tax liability. Furthermore, to the extent that distributions had been made in anticipation of our qualification as a REIT, we might also be required to borrow additional funds or to liquidate certain of our investments in order to pay the applicable tax on our income.

Risks Related to REIT Compliance and Other Matters

          If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

          We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), and we intend to continue to meet the requirements for taxation as a REIT.  Nevertheless, we may not remain qualified as a REIT in the future.  Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist.  Even a technical or inadvertent mistake could jeopardize our REIT status.  Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT.  If we fail to qualify as a REIT in any tax year, then:

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

          As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders.  From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders.  If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code.  Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds.  These alternatives could increase our costs or reduce our equity.

          Failure to maintain an exemption from the Investment Company Act would adversely affect our results of operations.

          We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, qualification for this exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the Investment Company Act. In meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool for which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption.

Additional Risk Factors

          We may not be able to use the money we raise to acquire investments at favorable prices.

          We intend to seek to raise additional capital from time to time if we determine that it is in our best interests and the best interests of our stockholders, including through public offerings of our stock.  The net proceeds of any offering could represent a significant increase in our equity.  Depending on the amount of leverage that we use, the full investment of the net proceeds of any offering might result in a substantial increase in our total assets.  There can be no assurance that we will be able to invest all of such additional funds in mortgage-backed securities at favorable prices.  We may not be able to acquire enough mortgage-backed securities to become fully invested after an offering, or we may have to pay more for mortgage-backed securities than we have historically.  In either case, the return that we earn on stockholders’ equity may be reduced.

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

          If we raise additional capital, our earnings per share and dividends per share may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

          We may incur excess inclusion income that would increase the tax liability of our stockholders.

          In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code.  If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses.  If the stockholder was a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code.  If the stockholder was foreign, then it would be subject to federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty.

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

          For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock.  Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity.  As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit.  Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust.  Our board of directors has granted Lloyd McAdams, our President, Chairman and Chief Executive Officer, and his family members an exemption from the 9.8% ownership limitation as set forth in our charter documents.  This exemption permits Lloyd McAdams, Heather Baines and Joseph McAdams collectively to hold up to 19% of our outstanding shares.

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

          We may issue additional shares of common stock or shares of preferred stock that are convertible into common stock.  If we issue a significant number of shares of common stock or convertible preferred stock in a short period of time, there could be a dilution of the existing common stock and a decrease in the market price of the common stock.

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

          We fund the purchase of a substantial portion of our adjustable-rate mortgage-backed debt securities with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our mortgage assets.  Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities.  During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

          Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and our debt obligations are generally based on LIBOR.  These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

          As of September 30, 2002, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings

	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings

Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$355,341	15%	$—	0%
Adjustable-Rate Investments/ Obligations:
Less than 3 months	109,312	5%	668,731	32%
Greater than 3 months and less than 1 year	849,322	36%	1,211,304	57%
Greater than 1 year and less than 2 years	132,096	5%	201,112	9%
Greater than 2 years and less than 3 years	911,350	38%	32,200	2%
Greater than 3 years and less than 5 years	14,141	1%	—	—

Total	$2,371,562	100%	$2,113,347	100%

          Market Value Risk

          All of our mortgage-backed securities are classified as available-for-sale assets.  As such, they are reflected at fair value (i.e., market value) with the adjustment to amortized costs reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet.  The market value of our assets can fluctuate due to changes in interest rates and other factors.

          Liquidity Risk

          Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt.  The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities.  For example, at September 30, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 18 months, while our borrowings had a weighted average term to next rate adjustment of 196 days.  Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities.  As a result, we could experience a decrease in net income or a net loss during these periods.  Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets.  As a result, we have not had difficulty rolling over our short-term borrowings as it matures.  There can be no assurance that we will always be able to roll over our short-term debt.

          At September 30, 2002, we had unrestricted cash of $284,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

          We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time.  In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities.  In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security.  As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income.  If the mortgage loans underlying a mortgage-backed security were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate.  This would reduce our income.

          Tabular Presentation

          The information presented in the table below projects the impact of changes in interest rates on our subsequent 12 month’s projected net interest income and net assets as more fully discussed below based on investments in place on September 30, 2002, and includes all of our interest-rate sensitive assets and liabilities.  We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities.  We generally plan to retain such assets and the associated interest rate risk to maturity.

          The table below includes information about the possible future repayments and interest rates of our assets and liabilities and constitutes a forward-looking statement.  This information is based on many assumptions and there can be no assurance that assumed events will occur as assumed or that other events will not occur that would affect the outcomes.  Furthermore, future sales, acquisitions, calls and restructuring could materially change our interest rate risk profile.  The table quantifies the potential changes in our net interest income should interest rates go up or down (shocked) by 100 and 200 basis points, assuming the yield curves of the rate shocks will be in the same direction to each other.  No assumptions are made about realized gains or losses on the sale of mortgage-backed securities.

          When interest rates are shocked, these prepayment assumptions are further adjusted based on our best estimate of the effects of changes on interest rates or prepayment speeds.  For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 39% increase in the prepayment rate of our mortgage-backed securities.  The base interest rate scenario assumes interest rates at September 30, 2002.  Actual results could differ significantly from those estimated in the table.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Net Assets

-2%	-51%	1%
-1%	-30%	1%
0%	0%	0%
1%	36%	-2%
2%	34%	-4%

Item 4.   Controls and Procedures

(a)     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.

(b)      There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in subpart (a) of this Item 4.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

               We are not a party to any material pending legal proceedings.

Item 2.   Changes in Securities and Use of Proceeds

(a)           None

(b)           None

(c)           None

(d)           None

Item 3.   Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None.

Item 5.   Other Information

               On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company.  The registration statement was declared effective on September 10, 2002.  As of September 30, 2002, the entire $350 million remained available for issuance under the registration statement.

               On September 13, 2002, the Company declared a third quarter 2002 dividend of $0.50 per common share which was paid on November 8, 2002 to common stockholders of record as of September 23, 2002.

               On October 14, 2002, the size of the Board of Directors was increased from five to six members and Lee A. Ault, III was appointed to fill the resulting vacancy.  Mr. Ault is to hold office until the next annual stockholders’ meeting or until his successor is duly elected and qualified.

Item 6.   Exhibits and Reports on Form 8-K

(a)           Exhibits.  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1(1)	Amended Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Common Stock certificate
4.2(2)	Specimen Preferred Stock certificate
10.1(3)	1997 Stock Option and Awards Plan, as amended
10.2(4)	2002 Dividend Reinvestment and Stock Purchase Plan
10.3(3)	2002 Incentive Compensation Plan
10.4(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager
10.5(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.6(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.7(5)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.8(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.9(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.10(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.11(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams
10.12(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.
10.13	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.
99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(b)	We filed the following current reports on Form 8-K during the quarter ended September 30, 2002:

                     (1)         On August 8, 2002, we filed a Current Report on Form 8-K and an amended Current Report on Form 8-K/A to announce the issuance of our press release that addressed our second quarter 2002 results.

                     (2)         On August 14, 2002, we filed a Current Report on Form 8-K to announce that our Chief Executive Officer and Chief Financial Officer certified our Quarterly Report on Form 10-Q for the second quarter of 2002 pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

                     (3)         On September 13, 2002, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed the declaration and payment of our third quarter 2002 dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

DATED: November 14, 2002	/s/ JOSEPH LLOYD MCADAMS

Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

DATED: November 14, 2002	/s/ THAD M. BROWN

Thad M. Brown Chief Financial Officer (principal accounting officer)

CERTIFICATIONS

          I, Joseph Lloyd McAdams, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Anworth Mortgage Asset Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joseph Lloyd McAdams

Joseph Lloyd McAdams, Chairman of the Board, President and Chief Executive Officer

          I, Thad M. Brown, certify that:

          1.     I have reviewed this quarterly report on Form 10-Q of Anworth Mortgage Asset Corporation;

          2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

          3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

          4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  (a)           designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  (b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

                  (c)           presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                  (a)           all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                  (b)          any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

          6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Thad M. Brown

Thad M. Brown, Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

3.1(1)	Amended Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Common Stock certificate
4.2(2)	Specimen Preferred Stock certificate
10.1(3)	1997 Stock Option and Awards Plan, as amended
10.2(4)	2002 Dividend Reinvestment and Stock Purchase Plan
10.3(3)	2002 Incentive Compensation Plan
10.4(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager
10.5(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.6(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.7(5)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.8(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.9(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.10(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.11(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams
10.12(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.
10.13	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.
99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.