Form 10-K
period 2002-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2003-03-26
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET

CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

1299 OCEAN AVENUE, #250, SANTA MONICA, CALIFORNIA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 28, 2002, was approximately $313,735,459. (All officers and directors of the registrant are considered affiliates.)

At March 21, 2003 the registrant had 26,403,601 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2003 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2002

CAUTIONARY STATEMENT

This Report contains or incorporates by reference certain forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 7 of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Form 10-K, “company,” “we,” “us,” “our,” “Anworth” and “Anworth Mortgage” refer to Anworth Mortgage Asset Corporation.

PART I.

Item 1.	BUSINESS

Overview

We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or its agencies, such as Fannie Mae or Freddie Mac. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our returns are earned on the spread between the yield on our earning assets and the interest cost of the funds we borrow. We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

At December 31, 2002, we had total assets of $2,443.9 million and equity of $265.5 million, or $10.48 book value per share. As of that date, approximately 100% of our assets consisted of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae, Freddie Mac and Ginnie Mae. For the year ended December 31, 2002, we reported net income of $31.7 million, or $1.80 per diluted share.

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. From the time of our inception through June 13, 2002, we were externally managed pursuant to a management agreement with Anworth Mortgage Advisory Corporation, or the manager. As an externally managed company, we had no employees of our own and relied on the manager to conduct our business and operations.

On June 13, 2002, the manager merged with and into our company. The merger was approved by a special committee consisting solely of our independent directors, our full board of directors and the vote of a majority of our stockholders. The stockholder of the manager, a trust controlled by Lloyd McAdams, our president, chairman and chief executive officer, and Heather U. Baines, one of our executive vice presidents, received 240,000 shares of our common stock as merger consideration, which was worth approximately $3.2 million based on the closing price of our common stock on June 13, 2002. As a result of the merger, we are now an internally managed company, and certain of the manager’s employees have become our employees. As a condition to the merger, we entered into direct employment contracts with Lloyd McAdams, Heather U. Baines and Joseph McAdams, adopted an incentive compensation plan for key employees, increased the size of our 1997 Stock Option and Awards Plan and provided for future automatic increases in the size of that plan. Upon the closing of the merger, the management agreement terminated.

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

We usually borrow at short-term rates using reverse repurchase agreements, or “repurchase agreements.” Repurchase agreements are generally short-term in nature. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to limit our liquidity and interest rate related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we enter into repurchase agreements with institutions we believe are financially sound and which meet credit standards approved by our board of directors.

Growth Strategy

In addition to the strategies described above, we intend to pursue other strategies to further grow our earnings and our dividends per share, which may include the following:

•	increasing the size of our balance sheet at a rate faster than the rate of increase in our operating expenses;

•	issuing new common stock when market opportunities exist to profitably increase the size of our balance sheet through the use of leverage; and

•	lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and possibly using commercial paper, medium term note programs, preferred stock and other forms of capital.

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

•	our Asset Acquisition Policy;

•	our Capital and Leverage Policy;

•	our Credit Risk Management Policy; and

•	our Asset/Liability Management Policy.

Asset Acquisition Policy

Our asset acquisition policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I—At least 60% of our total assets will generally be adjustable or fixed-rate mortgage securities and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization, or if not rated, will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac.

•	Category II—At least 90% of our total assets will generally consist of Category I investments plus unrated mortgage loans, mortgage securities rated at least investment grade by at least one nationally recognized statistical rating organization, or shares of other REITs or mortgage-related companies.

•	Category III—No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities.

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

Depending on the different cost of borrowing funds at different maturities, we may vary the maturities of our borrowed funds in an attempt to produce lower borrowing costs. Our borrowings are short-term and we manage actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods on our mortgage-related assets.

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements and dollar-roll agreements. In the future we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

Credit Risk Management Policy

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We may reduce certain risks from sellers and servicers through representations and warranties. We monitor the overall portfolio risk and determine appropriate levels of provision for loss.

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

Our interest rate risk management program encompasses a number of procedures, including the following:

•	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage-related assets compared with the interest rate sensitivities of our borrowings;

•	attempting to structure our borrowing agreements relating to adjustable-rate mortgage-related assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than a year); and

•	actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage-related assets compared to the interest rate indices and adjustment periods of our borrowings.

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

Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio, including periodically entering into derivative transaction with the objective of reducing interest rate risk. To the extent consistent with our election to qualify as a REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio, and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedges having excess value in relation to mortgage-related assets, which would result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the tax code. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

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

Collateralized Mortgage Obligations.    Collateralized mortgage obligations, or CMOs, are mortgage-backed securities. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government or by any of its agencies or instrumentalities to be United States government securities.

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

Other Investments.    We may acquire other investments that include equity and debt securities issued by other primarily mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities, and residential mortgage loans other than high-credit quality mortgage loans. Although we expect that our other investments will be limited to less than 10% of total assets, we have no limit on how much of our stockholders’ equity will be allocated to other investments. There may be periods in which other investments represent a large portion of our stockholders’ equity.

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

Employees

As of December 31, 2002, we had ten employees, eight of whom were part-time.

Company

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Suite 250, Santa Monica, California. Our telephone number is (310) 255-4493, and our website address is www.anworth.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular United States federal income tax considerations regarding our qualification and taxation as a REIT and particular United States federal income tax consequences resulting from the acquisition, ownership and disposition of our common stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for United States federal income tax purposes. The tax law upon which this discussion is based could be changed, and any such change could have retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of United States federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships, and persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the United States dollar. This discussion assumes that you will hold our common stock as a “capital asset,” generally property held for investment, under the tax code.

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

•	we will be required to pay tax at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gain;

•	we may be required to pay the “alternative minimum tax” on our items of tax preference; and

•	if we have (a) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business, or (b) other nonqualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

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

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

•	the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 90% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by

•	a fraction intended to reflect our profitability.

We will be required to pay a 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

•	85% of our real estate investment trust ordinary income for the year;

•	95% of our real estate investment trust capital gain net income for the year; and

•	any undistributed taxable income from prior periods.

This distribution requirement is in addition to, and different from the distribution requirements discussed below in the section entitled “Annual Distribution Requirements.”

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the tax code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over

•	our adjusted basis in the asset, in each case determined as of the date on which we acquired the asset.

A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in the preceding paragraph with respect to the recognition of gain will apply unless the C corporation makes an election under Treasury Regulation Section 1.337(d)-7T(c). If such an election were made, the C corporation would recognize taxable gain or loss as if it had sold the assets we acquired from the C corporation to an unrelated party at fair market value on the date we acquired the assets.

Finally, we could be subject to an excise tax if our dealings with any taxable REIT subsidiaries (defined below) are not at arm’s length.

Requirements for Qualification as a REIT

The tax code defines a REIT as a corporation, trust or association:

•	that is managed by one or more trustees or directors;

•	that issues transferable shares or transferable certificates to evidence beneficial ownership;

•	that would be taxable as a domestic corporation but for tax code Sections 856 through 859;

•	that is not a financial institution or an insurance company within the meaning of the tax code;

•	that is beneficially owned by 100 or more persons;

•	not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year; and

•	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions.

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

For purposes of the sixth condition, pension trusts and other specified tax-exempt entities generally are treated as individuals, except that a “look-through” exception generally applies with respect to pension funds.

Stock Ownership Tests

Our stock must be beneficially held by at least 100 persons, the “100 Stockholder Rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, the “5/50 Rule.” For purposes of the 100 Stockholder Rule only, trusts described in Section 401(a) of the tax code and exempt under Section 501(a) of the tax code, are generally treated as persons. These stock ownership requirements must be satisfied in each taxable year other than the first taxable year for which an election is made to be taxed as a REIT. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels, and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from REIT status.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•	We must derive directly or indirectly at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, and income from certain types of temporary investments, or the “75% gross income test”; and

•	We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, including some interest rate swap and cap agreements, options, futures and forward contracts entered into to hedge variable rate debt incurred to acquire qualified real estate assets, or (c) any combination of the foregoing, or the “95% gross income test”.

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

If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are entitled to relief under the tax code. Generally, we may avail ourselves of the relief provisions if:

•	our failure to meet these tests was due to reasonable cause and not due to willful neglect;

•	we attach a schedule of the sources of our income to our federal income tax return; and

•	any incorrect information on the schedule was not due to fraud with intent to evade tax.

If we are entitled to avail ourselves of the relief provisions, we will maintain our qualification as a REIT but will be subject to certain penalty taxes as described above. We may not, however, be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions do not apply to a particular set of circumstances, we will not qualify as a REIT.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

•	at least 75% of the value of our total assets must be represented by qualified real estate assets (including mortgage loans), cash, cash items and government securities;

•	not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test;

•	of the investments included in the 25% asset class, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities, in each case except with respect to stock of any “taxable REIT subsidiaries”; and

•	the value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

A “taxable REIT subsidiary” is any corporation in which we own stock and as to which we and such corporation jointly elect to treat such subsidiary as a taxable REIT subsidiary. For purposes of the asset tests, we will be deemed to own a proportionate share of the assets of any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which we own an interest, which share is determined by reference to our capital interest in the entity, and will be deemed to own the assets owned by any qualified REIT subsidiary and any other entity that is disregarded for federal income tax purposes.

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

Annual Distribution Requirements

To maintain our qualification as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to the sum of:

•	90% of our “REIT taxable income,” and

•	90% of our after tax net income, if any, from foreclosure property, minus

•	the excess of the sum of specified items of our non-cash income items over 5% of “REIT taxable income,” as described below.

For purposes of these distribution requirements, our “REIT taxable income” is computed without regard to the dividends paid deduction (described below) and net capital gain. For purposes of this test, non-cash income means income attributable to leveled stepped rents, certain original issue discount, certain like-kind exchanges that are later determined to be taxable and income from cancellation of indebtedness. In addition, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1,000,000 for any such officer for any calendar year. Since payments under our 2002 Incentive Compensation Plan do not qualify as performance-based compensation under Section 162(m) of the tax code, a portion of the payments made under such plan to certain of such officers would not be deductible for federal income tax purposes under such circumstances. Moreover, if we disposed of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation and we elected not to recognize gain currently in connection with the acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognize on a disposition of the asset within the ten-year period following our acquisition of such asset, to the extent that such gain does not exceed the excess of:

•	the fair market value of the asset on the date we acquired the asset, over

•	our adjusted basis in the asset on the date we acquired the asset.

Only distributions that qualify for the “dividends paid deduction” available to REITs under the tax code are counted in determining whether the distribution requirements are satisfied. We must make these distributions in the taxable year to which they relate, or in the following taxable year if they are declared before we timely file our tax return for that year, paid on or before the first regular dividend payment following the declaration and we elect on our tax return to have a specified dollar amount of such distributions treated as if paid in the prior year. For these and other purposes, dividends declared by us in October, November or December of one taxable year and payable to a stockholder of record on a specific date in any such month shall be treated as both paid by us and received by the stockholder during such taxable year, provided that the dividend is actually paid by us by January 31 of the following taxable year.

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

To the extent that we do not distribute all of our net capital gain, or we distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates.

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

Taxation Of Taxable United States Stockholders

For purposes of the discussion in this Form 10-K, the term “United States stockholder” means a holder of our stock that is, for United States federal income tax purposes:

•	a citizen or resident of the United States;

•	a corporation, partnership, or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

•	an estate the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust.

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will be taxable to United States stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder, and will reduce the adjusted tax basis which each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in its stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

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

An 18% capital gains rate applies to certain assets acquired after December 31, 2000, and to certain assets held on January 1, 2001, as to which an election is made to treat such assets as having been sold and then reacquired on the same date. If the election is made, the asset will be deemed to be sold at its fair market value and any gain, but not loss, will be recognized. Although the IRS has yet to issue any official guidance on how the 18% rate would apply to distributions made by us, the IRS has indicated in income tax forms that the lower rate will apply to designated capital gain distributions we make to the extent that the gain is derived from the disposition of a capital asset acquired by us after December 31, 2000 and held for more than five years at the time of disposition.

Retention of Net Capital Gains

We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, our stockholders would generally:

•	include their proportionate share of our undistributed net capital gains in their taxable income;

•	receive a credit for their proportionate share of the tax paid by us in respect of such net capital gain; and

•	increase the adjusted basis of their stock by the difference between the amount of their share of our undistributed net capital gain and their share of the tax paid by us.

Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

Distributions we make and gains arising from the sale or exchange of our stock by a United States stockholder will not be treated as passive activity income. As a result, United States stockholders will not be able to apply any “passive losses” against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation under the tax code. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to you could not be offset by any losses or other deductions you may have.

Dispositions of Stock

A United States stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder’s adjusted tax basis in the stock. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. In general, any loss recognized by a United States stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us which were required to be treated as long-term capital gains.

Information Reporting and Backup Withholding

We report to our United States stockholders and the IRS the amount of dividends paid during each calendar year, and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact, or provides a taxpayer identification number or social security number, certifying as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A United States stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A United States stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

The backup withholding tax rate is 30% for amounts distributed after December 31, 2001 and on or before December 31, 2003. After 2003, the backup withholding tax rate will be gradually reduced until 2006, when the backup-withholding rate will be 28%.

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the tax code, i.e., property the acquisition or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a real estate mortgage investment conduit, REMIC, that gives rise to “excess inclusion” income, as defined in Section 860E of the tax code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we were to hold residual interests in a REMIC, or if we or a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

For tax-exempt stockholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the tax code, respectively, income from an investment in our stock will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. Any prospective investors should consult their tax advisors concerning these “set aside” and reserve requirements.

Notwithstanding the above, however, a substantial portion of the dividends you receive may constitute unrelated business taxable income if we are treated as a “pension-held REIT” and you are a pension trust which:

•	is described in Section 401(a) of the tax code; and

•	holds more than 10%, by value, of the interests in the REIT.

Tax-exempt pension funds that are described in Section 401(a) of the tax code and exempt from tax under Section 501(a) of the tax code are referred to below as “qualified trusts.”

A REIT is a “pension-held REIT” if:

•	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the tax code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 Rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

•	either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

•	the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to

•	the total gross income, less directly related expenses, of the REIT.

A de minimis exception applies where the percentage is less than 5% for any year. As a result of the limitations on the transfer and ownership of stock contained in our charter, we do not expect to be classified as a “pension-held REIT.”

Taxation of Non-United States Stockholders

The rules governing federal income taxation of “non-United States stockholders” are complex and no attempt will be made herein to provide more than a summary of these rules. “Non-United States stockholders” mean beneficial owners of shares of our stock that are not United States stockholders (as such term is defined in the discussion above under the heading entitled “Taxation of Taxable United States Stockholders”).

PROSPECTIVE NON-UNITED STATES STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE, AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of United States real property interests and that are not designated by us as capital gain dividends or retained capital gains will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a United States trade or business, the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions, and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

•	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-United States stockholder with us; or

•	the non-United States stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

Any portion of the dividends paid to non-United States stockholders that is treated as excess inclusion income will not be eligible for exemption from the 30% withholding tax or a reduced treaty rate.

Distributions in excess of our current and accumulated earnings and profits will not be taxable to non-United States stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-United States stockholder’s stock, these distributions will give rise to tax liability if the non-United States stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against United States tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a United States real property interest because we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.

Distributions attributable to our capital gains which are not attributable to gain from the sale or exchange of a United States real property interest generally will not be subject to income taxation, unless (1) investment in our stock is effectively connected with the non-United States stockholder’s U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to such gain (except that a corporate non-United States stockholder may also be subject to the 30% branch profits tax), or (2) the non-United States stockholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual’s capital gains.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or mortgage-backed securities, will be taxed to a non-United States stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a non-United States stockholder as if that gain were effectively connected with the stockholder’s conduct of a United States trade or business. Non-United States stockholders thus would be taxed at the normal capital gain rates applicable to stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-United States corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-United States stockholder’s FIRPTA tax liability.

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

Gains not subject to FIRPTA will be taxable to a non-United States stockholder if:

•	the non-United States stockholder’s investment in the stock is effectively connected with a trade or business in the United States, in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to that gain; or

•	the non-United States stockholder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Information Reporting and Backup Withholding

If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 30%, subject to reduction in years after 2003) unless the disposing non-United States stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a “controlled foreign corporation” for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the United States, then (i) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (ii) information reporting will not apply if the non-United States stockholder satisfies certification requirements regarding its status as a foreign stockholder.

State, Local and Foreign Taxation

We may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which we transact business or make investments, and our stockholders may be required to pay state, local and foreign taxes in various state, local and foreign jurisdictions, including those in which they reside. Our state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. In addition, a stockholder’s state, local and foreign tax treatment may not conform to the federal income tax consequences summarized above. Consequently, prospective investors should consult their tax advisors regarding the effect of state, local and foreign tax laws on an investment in our stock.

Item 2.	PROPERTY

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with Pacific Income Advisers, Inc. that expires in 2012.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading under the symbol ANH on the American Stock Exchange on March 17, 1998. Preceding March 17, 1998, there had been no public market for our common stock. The high and low sale prices for our common stock as reported by the American Stock Exchange for the periods indicated are as follows:

	2001		2002
	High	Low	High	Low
First Quarter	$5.35	$3.94	$10.12	$8.10
Second Quarter	$6.90	$4.60	$14.50	$9.60
Third Quarter	$8.08	$6.35	$14.00	$8.71
Fourth Quarter	$9.85	$6.60	$13.60	$10.08

Holders

As of March 21, 2003 there were approximately 452 record holders of our common stock. On March 21, 2003, the last reported sale price of the common stock on the American Stock Exchange was $13.05 per share.

Recent Sales of Unregistered Securities

On June 13, 2002, Anworth Mortgage Advisory Corporation, our external manager, merged with and into our company. The stockholder of the manager, a trust controlled by Lloyd McAdams, our president, chairman and chief executive officer, and Heather U. Baines, one of our executive vice presidents, received 240,000 unregistered shares of our common stock as merger consideration, which was worth approximately $3.2 million based on the closing price of our common stock on June 13, 2002. The shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings for each listed quarter and were declared on the date indicated.

	Cash Dividends Per Share	Date Dividend Declared
2001
First Quarter ended March 31, 2001	$0.20	April 20, 2001
Second Quarter ended June 30, 2001	$0.24	July 23, 2001
Third Quarter ended September 30, 2001(1)	$0.54	October 15, 2001
Fourth Quarter ended December 31, 2001(2)	$0.25	October 15, 2001
Fourth Quarter ended December 31, 2001(3)	$0.30	December 17, 2001
2002
First Quarter ended March 31, 2002	$0.50	April 18, 2002
Second Quarter ended June 30, 2002	$0.50	June 11, 2002
Third Quarter ended September 30, 2002	$0.50	September 12, 2002
Fourth Quarter ended December 31, 2002(4)	$0.50	December 18, 2002

(1)	The dividend of $0.54 was based on our retained earnings as of September 30, 2001, of which $0.42 was earned in the third quarter of 2001 and the remaining $0.12 was earned in prior quarters.
(2)	On October 15, 2001, our board of directors declared a dividend of $0.25, paid on January 15, 2002, for purposes of year-end REIT compliance requirements.
(3)	The dividend was paid on January 22, 2002 to holders of record as of the close of business on December 20, 2001.
(4)	The dividend was paid on January 27, 2003 to holders of record as of the close of business on December 31, 2002.

Equity Compensation Plan Information

The following table provides information as of December 31, 2002 with respect to our common shares issuable under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	655,179	$10.10	519,104
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	655,179	$10.10	519,104

(1)	The Anworth 1997 Stock Option and Awards Plan, as amended, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The 519,104 shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares. See Note 7 to our financial statements.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2002 and 2001 and the three years in the period ended December 31, 2002 are derived from our audited financial statements included in this Form 10-K. The selected financial data as of December 31, 2000, 1999 and 1998 and for the year ended December 31, 1999 and for the period from commencement of operations on March 17, 1998 to December 31, 1998 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

	Period from March 17 to December 31,	Year Ended December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands, except per share data)
Statement of Operations Data:
Days in period	290	365	366	365	365
Interest and dividend income	$8,570	$9,501	$10,314	$10,768	$66,855
Interest expense	(7,378)	(7,892)	(8,674)	(6,363)	(29,576)

Net interest income	1,192	1,609	1,640	4,405	37,279
Gain on sales	—	—	—	430	4,709
Expenses	(307)	(400)	(379)	(1,129)	(10,318)

Net income	$885	$1,209	$1,261	$3,706	$31,670

Basic net income per average share	$0.38	$0.53	$0.54	$1.52	$1.81
Diluted net income per average share	$0.38	$0.53	$0.54	$1.50	$1.80
Dividends declared per share (1)	$0.37	$0.53	$0.40	$1.64	$2.00
Weighted average shares outstanding	2,316	2,290	2,331	2,467	17,591

	At December 31,
	1998	1999	2000	2001	2002
	(amounts in thousands, except per share data)
Balance Sheet Data:
Mortgage-backed securities, net	$184,245	$161,488	$134,889	$420,214	$2,430,103
Total assets	$199,458	$167,144	$141,834	$424,610	$2,443,884
Repurchase agreements	$170,033	$147,690	$121,891	$325,307	$2,153,870
Total liabilities	$182,216	$150,612	$123,633	$369,613	$2,178,362
Stockholders’ equity	$17,242	$16,532	$18,201	$54,997	$265,522
Number of common shares outstanding	2,328	2,307	2,350	6,951	25,346
Book value per share	$7.41	$7.17	$7.75	$7.91	$10.48

	Period from March 17 to December 31,	Year Ended December 31,
	1998	1999	2000	2001	2002
	(dollar amounts in thousands)
Other Data (unaudited):
Average earnings assets	$181,445	$163,167	$152,289	$167,890	$1,504,350
Average borrowings	$165,496	$149,372	$135,631	$152,870	$1,384,887
Average equity (2)	$19,060	$18,931	$19,154	$20,279	$160,052
Yield on interest earning assets (3)	5.94%	5.82%	6.77%	6.41%	4.44%
Cost of funds on interest bearing liabilities	5.61%	5.28%	6.40%	4.16%	2.14%
Annualized Financial Ratios (unaudited) (2)(4):
Net interest margin (net interest income/average assets)	0.83%	0.99%	1.08%	2.62%	2.48%
G&A expenses as a percentage of average assets (5)	0.21%	0.24%	0.25%	0.32%	0.14%
Return on average assets (5)	0.61%	0.74%	0.83%	2.56%	2.66%
Return on average equity (5)	5.84%	6.38%	6.58%	18.28%	25.20%

(1)	On September 26, 2000, our board of directors announced that, beginning with the third quarter of 2000, dividends would generally be declared after each quarter-end rather than during the applicable quarter.
(2)	Average equity excludes fair value adjustment for mortgage-backed securities.
(3)	Excludes gain on sale of securities.
(4)	Each ratio for 1998 has been computed by annualizing the results for the 290-day period ended December 31, 1998.
(5)	Excludes management and incentive fees paid to the manager, incentive compensation paid to our employees and the acquisition costs of $3,475,000 paid for the manager.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

From the time of our inception through June 13, 2002, we were externally managed by Anworth Mortgage Advisory Company, or the manager, pursuant to a management agreement. As an externally managed company, we had no employees of our own and relied on the manager to conduct our business and operations. On June 13, 2002, the manager merged with and into our company. The merger was approved by a special committee consisting solely of our independent directors, our full board of directors and the vote of a majority of our stockholders. Upon the closing of the merger, the management agreement terminated.

The market value of our common stock issued, valued as of the consummation of the merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income. Since we did not acquire tangible net assets from the manager in the merger, the non-cash charge equaled the value of the consideration paid in the merger, which was approximately $3.2 million. This non-cash charge did not reduce our taxable income of which at least 90% must be paid as dividends to stockholders to maintain our status as a REIT. It did, however, reduce our reportable net income. In addition, we incurred $295,000 in merger related expenses.

Over the past year, the continued dramatic decline in the general level of interest rates has had a materially positive impact on our financial results. As a result of the interest rate reductions by the Federal Reserve Board, the one-month LIBOR rate has declined from 1.87% as of December 31, 2001 to 1.38% as of December 31, 2002. This decline in short-term interest rates has reduced the rates at which we borrow funds to finance our portfolio holdings. Our cost of financing has declined from 4.16% for the year ended December 31, 2001 to 2.14% for the year ended December 31, 2002.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of December 31, 2002, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2002 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

Results Of Operations

Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, our net income was $31,670,000, or $1.80 per diluted share, based on an average of 17,590,888 shares outstanding. For the year ended December 31, 2001, our net income was $3,706,000, or $1.50 per diluted share, based on an average of 2,466,817 shares outstanding. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. The increase in our profitability in 2002 over 2001 was due to the continued decline in the general level of interest rates, allowing us to decrease our borrowing expense at a rate greater than the rate at which the interest income on our assets declined. There is no assurance that this trend will continue in 2003.

Net interest income for the year ended December 31, 2002 totaled $37,279,000, or 55.8% of total interest income, compared to $4,405,000, or 40.9% of total interest income, for the year ended December 31, 2001. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense in 2002 compared to 2001. The increase in our spread, the difference between the yield on interest earning assets and the cost of funds on interest bearing liabilities, was due primarily to short-term interest rates paid on our borrowings decreasing more than the interest rates earned on our mortgage-backed assets. Also, during the year ended December 31, 2002, we realized a net gain on the sale of assets in the amount of $4,708,605, or 7.0% of total interest income, compared to $430,000 or 4.0% of total interest income, during the year ended December 31, 2001.

For the year ended December 31, 2002, our operating expenses increased to $4,701,227, or 7.0% of total interest income, from $323,000, or 3.0% of total interest income, for the year ended December 31, 2001. This increase was due primarily to increased expenses associated with compensation paid under our incentive compensation plan resulting from increased earnings.

Our return on average equity was 19.79% for the year ended December 31, 2002, compared to 18.28% for the year ended December 31, 2001. Excluding management and incentive fees paid to our management company, incentive compenation paid to our employees and the acquisition costs of $3,475,000 paid for the manager, our return on average equity was 25.20% for the year ended December 31, 2002.

We paid the manager an incentive fee of $1,741,393 for the period between January 1, 2002 and June 13, 2002, the date of our merger. In 2001, the manager earned an incentive fee of $598,000. We paid incentive compensation under our 2002 Incentive Compensation Plan of $3,054,911 for the period between June 13, 2002, the date of our merger, and December 31, 2002.

Years Ended December 31, 2001 and 2000

For the year ended December 31, 2001, our net income was $3,706,000, or $1.50 per diluted share, based on an average of 2,466,817 shares outstanding. For the year ended December 31, 2000, our net income was $1,261,000, or $0.54 per diluted share based on an average of 2,330,987 shares outstanding. The increase in our profitability in 2001 over 2000 was due to the dramatic decline in the general level of interest rates, allowing us to decrease our borrowing expense at a rate greater than the rate at which the interest income on our assets declined.

Net interest income for the year ended December 31, 2001 totaled $4,405,000, or 40.9% of total interest income, compared to $1,640,000, or 15.9% of total interest income, for the year ended December 31, 2000. Also, during the year ended December 31, 2001, we realized a net gain on the sale of assets in the amount of $430,000, or 4.0% of total interest income.

For the year ended December 31, 2001, our operating expenses, other than management and incentive fees, increased to $323,000, or 3.0% of total interest income, from $212,000, or 2.1% of total interest income, for the year ended December 31, 2000.

Our return on average equity was 18.28% for the year ended December 31, 2001, compared to 6.58% for the year ended December 31, 2000. The manager earned an incentive fee of $598,000 for the year ended December 31, 2001, compared to no incentive fee for the year ended December 31, 2000.

Return on Average Equity Prior to Gain on Sale of Securities

The table below shows the components of return on average equity(1):

	Net Interest Income/Equity	G&A Expense(2)/ Equity	Net Income(2)(3)/ Equity
For the year ended December 31, 2002	23.29%	1.03%	22.26%
For the year ended December 31, 2001	21.72%	2.62%	19.10%
For the year ended December 31, 2000	8.56%	1.98%	6.58%

(1)	Average equity excludes unrealized gain (loss) on available for sale securities.
(2)	Excludes management and incentive fees paid to the manager, incentive compensation paid to our employees and the costs to acquire the manager.
(3)	Excludes gain on sales of securities.

Average Cash Equivalents and Average Mortgage Assets

The table below shows our average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and interest income:

	Average Cash Equivalents	Average Amortized Cost of Mortgage Assets	Average Earning Assets	Yield on Average Cash Equivalents	Yield on Average Amortized Cost of Mortgage Assets	Yield on Average Earning Assets	Dividend and Interest Income
	(dollar amount in thousands)
For the year ended December 31, 2002	$8,560	$1,495,790	$1,504,350	1.88%	4.47%	4.44%	$66,855
For the year ended December 31, 2001	$3,444	$164,446	$167,890	4.00%	6.46%	6.41%	$10,768
For the year ended December 31, 2000	$2,122	$150,167	$152,289	5.88%	6.79%	6.77%	$10,314

Average Borrowed Funds and Annualized Average Cost of Funds

The table below shows our average borrowed funds and annualized average cost of funds:

	Average Borrowed Funds	Interest Expense	Average Cost of Funds
For the year ended Dec. 31, 2002	$1,384,887	$29,576	2.14%
For the year ended Dec. 31, 2001	$152,870	$6,363	4.16%
For the year ended Dec. 31, 2000	$135,631	$8,674	6.40%

Operating Expenses/Total Assets

The table below shows operating expenses as a percent of total assets:

	Management Fee & Other Expenses(1)/ Total Assets	Incentive Fee and Incentive Compensation/ Total Assets	Total G&A Expenses(1)/ Total Assets
For the year ended December 31, 2002	0.08%	0.20%	0.28%
For the year ended December 31, 2001	0.13%	0.14%	0.27%
For the year ended December 31, 2000	0.23%	—	0.23%

(1)	Excludes costs to acquire the manager of $3,475,000.

Financial Condition

At December 31, 2002, we held total assets of $2,443.9 million, consisting primarily of $2,091 million of adjustable-rate mortgage-backed securities, $339 million of fixed-rate mortgage-backed securities. This balance sheet size represents an approximate 475% increase over our balance sheet size at December 31, 2001. At December 31, 2002, we were well within our asset allocation guidelines, with approximately 100% of total assets consisting of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae, Freddie Mac or Ginnie Mae. Of the adjustable-rate mortgage-backed securities owned by us, 46% were adjustable-rate pass-through certificates that reset at least once a year. The remaining 54% were  3/1 and  5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

Mortgage-Backed Securities by Type of Issuer

The following table presents a schedule of mortgage-backed securities owned at December 31, 2002 and December 31, 2001, classified by type of issuer:

	At December 31, 2002		At December 31, 2001
	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
FNMA	$1,631,425	67.1%	$280,855	66.8%
FHLMC	651,645	26.8%	139,359	33.2%
GNMA	147,033	6.1%	—	—

Total Portfolio	$2,430,103	100.0%	$420,214	100.0%

Mortgage-Backed Securities by Interest Rate Index

The following table classifies our portfolio of mortgage-backed securities owned at December 31, 2002 and December 31, 2001, by type of interest rate index (with respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired):

	December 31, 2002		December 31, 2001
	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
One-month LIBOR	$77,055	3.2%	$9,998	2.4%
Six-month LIBOR	17,614	0.7%	4,218	1.0%
One-year LIBOR	613,325	25.2%	39,689	9.5%
Six-month Certificate of Deposit	1,239	0.1%	2,059	0.5%
One-year Constant Maturity Treasury	1,370,783	56.4%	291,606	69.3%
Cost of Funds Index	11,313	0.5%	3,895	0.9%
Fixed rate	338,774	13.9%	68,749	16.4%

Total Portfolio	$2,430,103	100.0%	$420,214	100.0%

Our mortgage-backed securities portfolio had a weighted average coupon of 5.21% at December 31, 2002. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were 29.3%, 36.0% and 34.6%, respectively, for the months of October, November and December 2002. At December 31, 2002, the unamortized net premium paid for our mortgage-backed securities was $60.8 million.

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

As of December 31, 2002, the fair value of our portfolio of mortgage-related assets classified as available for sale was $14.86 million, or 0.61% greater than the amortized cost of our portfolio.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging transactions on a regular basis consistent with our capital investment policy.

During the year ended December 31, 2002, we entered into various mortgage-backed securities transactions where we agreed to take delivery of the securities more than one month from the trade date. As directed by accounting rules for these types of extended delivery transactions, the economic benefit or cost that occurs between the trade date and the delivery date are designated as a derivative gain or loss. We were not a party to any derivative transactions as of December 31, 2002.

Liquidity And Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $2,154 million at December 31, 2002. Our other significant source of funds for the year ended December 31, 2002 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $538.6 million. As of December 31, 2002, we had raised approximately $32.9 million in capital under our amended dividend reinvestment and direct stock purchase plan, $32.1 million of which was raised in 2002.

In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

Our borrowings had a weighted average interest cost during the year ended December 31, 2002 of 2.14% compared with 4.16% for the year ended December 31, 2001. As of December 31, 2002, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. On December 31, 2002, we had borrowing arrangements with seventeen different financial institutions and had borrowed funds under repurchase agreements with fifteen of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the year ended December 31, 2002, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

From time to time, we raise additional equity dependent upon market conditions and other factors. In that regard, we completed a public offering on February 28, 2002 that raised approximately $40 million in net proceeds, and a public offering on June 26, 2002 that raised approximately $126 million in net proceeds. We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 that was initially declared effective by the Securities and Exchange Commission in September 2002. The registration statement was subsequently amended and the post-effective amendment was declared effective in January 2003.

In December 2002, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 4,800,000 shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been and will be made by means of ordinary brokers’ transactions on the American Stock Exchange at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our shareholders. To date, we have sold 587,570 shares under the controlled equity offering program, which provided net proceeds of approximately $7.1 million. The sales agent received an aggregate of approximately $218,000, which represents a commission of 3% on the gross sales price per share of the sales under the sales agreement through March 21, 2003.

Stockholders’ Equity

We use available for sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available for sale treatment, our equity base at December 31, 2002 was $265.5 million, or $10.48 per share.

With our available for sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain (loss) on available for sale securities” was $14.86 million, or 0.61%, of the amortized cost of mortgage-backed securities at December 31, 2002.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2002, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to makes estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 1 to our financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method, which, through amortization of premiums and accretion of discounts, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for estimated prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Valuation of Investment Securities

We carry our investment securities on its balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Income Taxes

Our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this annual report. If any of the risks discussed in this annual report actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on December 31, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 16 months, while our borrowings had a weighted average term to next rate adjustment of 166 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On December 31, 2002, 14% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On December 31, 2002, approximately 98% of our mortgage-backed securities were acquired at a premium.

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

Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On December 31, 2002, approximately 86% of our mortgage-backed securities were adjustable-rate securities.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph McAdams, Executive Vice President, Chief Investment Officer and Director, Thad Brown, Chief Financial Officer, Evangelos Karagiannis, Vice President, and Bistra Pashamova, Vice President. The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

Our officers devote a portion of their time to another company in capacities that could create conflicts of interest that may adversely affect our investment opportunities; this lack of a full-time commitment could also adversely affect our operating results.

Lloyd McAdams, Joseph McAdams, Evangelos Karagiannis and others are involved in investing both our assets and approximately $4 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through Pacific Income Advisers, Inc., or PIA. A trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA. These multiple responsibilities could conceivably create conflicts of interest if these officers are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Each of our officers is also an officer and employee of PIA and devotes a portion of their time to PIA. Their service to PIA reduces the time and effort that they can dedicate to managing our company and this may adversely affect our overall management and operating results.

Our incentive compensation plan may create an incentive to increase the risk of our mortgage portfolio in an attempt to increase compensation.

In addition to their base salaries, management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our incentive compensation plan. Under the plan, the aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year US Treasury Rate plus 1%. In any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-backed securities for our investment, there is a risk that management will cause us to assume more risk than is prudent.

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

Complying with REIT requirements may limit our ability to hedge effectively

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1,000,000 for any such officer for any calendar year under Section 162(m) of the tax code. Since payments under our 2002 Incentive Compensation Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under such plan to certain of such officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the tax code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

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

We intend to seek to raise additional capital from time to time if we determine that it is in the best interests of our stockholders, including through public offerings of our stock. The net proceeds of any offering could represent a significant increase in our equity. Depending on the amount of leverage that we use, the full investment of the net proceeds of any offering might result in a substantial increase in our total assets. There can be no assurance that we will be able to invest all of such additional funds in mortgage-backed securities at favorable prices. We may not be able to acquire enough mortgage-backed securities to become fully invested after an offering, or we may have to pay more for mortgage-backed securities than we have historically. In either case, the return that we earn on stockholders’ equity may be reduced.

We have not established a minimum dividend payment level and there are no assurances of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the tax code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected by the risk factors described in this annual report on Form 10-K. All distributions will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

As of December 31, 2002, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames:

	Assets		Borrowings
	Amount	Percent of Total Investments	Amount	Percent of Total Borrowings
	(dollar amounts in thousands)
Investment Type/Rate Reset Dates
Fixed-Rate Investments	$338,774	14%	$—	—

Adjustable Rate Investments/Obligations:
Less than 3 months	237,031	10%	1,051,175	49%
Greater than 3 months and less than 1 year	727,640	30%	848,583	39%
Greater than 1 year and less than 2 years	269,481	11%	254,112	12%
Greater than 2 years and less than 3 years	851,656	35%	—	—
Greater than 3 years and less than 5 years	5,521	0%	—	—
Total	$2,430,103	100%	$2,153,870	100%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2002, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 16 months, while our borrowings had a weighted average term to next rate adjustment of 166 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term debt as it matures. There can be no assurance that we will always be able to roll over our short-term debt. At December 31, 2002, we had $254 million of debt which could be considered long-term debt with a term greater than one-year.

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

We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security are prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate. This would reduce our income. At December 31, 2002, unamortized mortgage premium balances of mortgage-backed securities for financial accounting purposes were $60.8 million, or 2.5% of total assets.

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our 2003 projected net income and net assets as more fully discussed below based on investments in place on December 31, 2002, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Income	Percentage Change in Net Assets
–2.0%	–60.6%	0.7%
–1.0%	–36.7%	0.9%
0.0%	—	—
1.0%	38.2%	–1.7%
2.0%	36.6%	–3.9%

Many assumptions are made to present the information in the above table, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above table and all related disclosure constitutes forward-looking statements. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change our interest rate risk profile.

The table quantifies the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-backed securities for each rate shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest-rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-backed securities relative to prevailing interest rates.

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions coupled with the low level of interest rates at December 31, 2002, the interest rate shocks presented in the above table would cause net income to decrease under each of the interest rate shock scenarios presented. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 32% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at December 31, 2002. Actual results could differ significantly from those estimated in the table.

Recently Issued Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board, or FASB, issued Financial Accounting Standards, or FAS, No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, or FAS 148,. FAS 148, amends FAS No. 123, “Accounting for Stock-Based Compensation,”, or FAS 123, by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is not expected to have a significant impact on us.

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51”, or FIN 46, in an effort to improve financial reporting by achieving more consistent application of consolidation policies to variable interest entities, or VIEs. In general, VIEs lack substantial equity or substance as an entity. Their risks and returns generally inure to those other that the holders of the VIE’s equity (who are referred to as “primary beneficiaries”). VIEs are required to be consolidated by their primary beneficiaries. As of December 31, 2002, we did not have any interests in VIEs and does not believe that the provisions of FIN 46 will have a material effect on our financial statements.

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

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors-Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 30, 2003.

ITEM 14.	CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

(1)  The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Accountants;

•	Balance Sheets as of December 31, 2002 and December 31, 2001;

•	Statements of Operations: Years Ended December 31, 2002, December 31, 2001 and December 31, 2000;

•	Statements of Stockholders’ Equity: Years Ended December 31, 2002, December 31, 2001 and December 31, 2000;

•	Statements of Cash Flows: Years Ended December 31, 2002, December 31, 2001 and December 31, 2000; and

•	Notes to Financial Statements.

(2)  Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)  The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1(1)	Amended Articles of Incorporation
3.2(1)	Bylaws
4.1(1)	Specimen Common Stock certificate
4.2(2)	Specimen Preferred Stock certificate
10.1(3)	1997 Stock Option and Awards Plan, as amended
10.2(4)	2002 Dividend Reinvestment and Stock Purchase Plan
10.3(3)	2002 Incentive Compensation Plan
10.4(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager
10.5(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.6(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.7(5)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.8(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.9(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.10(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.11(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams
10.12(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

Exhibit Number	Description
10.13(6)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.
10.14(7)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.
10.15	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.
10.16	Deferred Compensation Plan
23.1	Consent of Independent Accountants
99.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(7)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.

(b)  Reports on Form 8-K.

We filed the following current reports on Form 8-K during the quarter ended December 31, 2002:

•	Form 8-K dated November 11, 2002 to announce the issuance of our press release that announced our earnings for the quarter ended September 30, 2002 (Item 9).

•	Form 8-K dated December 20, 2002 to announce the issuance of our press release that addressed the declaration of a dividend for the quarter ended December 31, 2002 (Item 9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 25, 2003

ANWORTH MORTGAGE ASSET CORPORATION

By:	/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 25, 2003

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Accounting Officer)	March 25, 2003

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President Chief Investment Officer and Director	March 25, 2003

/s/ CHARLES H. BLACK Charles H. Black	Director	March 25, 2003

/s/ JOE E. DAVIS Joe E. Davis	Director	March 25, 2003

/s/ CHARLES F. SMITH Charles F. Smith	Director	March 25, 2003

/s/ LEE A. AULT, III Lee A. Ault, III	Director	March 25, 2003

CERTIFICATION

I, Joseph Lloyd McAdams, certify that:

1.  I have reviewed this annual report on Form 10-K of Anworth Mortgage Asset Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams, Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Thad M. Brown, certify that:

1.  I have reviewed this annual report on Form 10-K of Anworth Mortgage Asset Corporation;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003

/s/ THAD M. BROWN
Thad M. Brown, Chief Financial Officer

ANWORTH MORTGAGE ASSET CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

Anworth Mortgage Asset Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2002 and December 31, 2001, and the results of its operations and its cash flows for each of the three years in the period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

January 18, 2003

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Mortgage backed securities	$2,430,103	$420,214
Other marketable securities	—	1,803
Cash and cash equivalents	906	290
Accrued interest and dividend receivable	11,673	2,293
Prepaid expenses and other	1,202	10

	$2,443,884	$424,610

LIABILITIES AND STOCKHOLDERS EQUITY
Liabilities
Reverse repurchase agreements	$2,153,870	$325,307
Payable for purchase of mortgage-backed securities	—	40,819
Accrued interest payable	9,944	1,293
Dividends payable	12,673	1,329
Accrued expenses and other	1,875	865

	2,178,362	369,613

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock; par value $.01 per share; authorized 100,000 shares; 25,396 and 7,001 issued and 25,346 and 6,951 outstanding respectively	253	70
Additional paid in capital	256,610	54,324
Accumulated other comprehensive income, unrealized gain on available for sale securities	14,860	705
Retained earnings (deficit)	(5,218)	127
Unearned restricted stock	(754)	—
Treasury stock at cost (50 shares)	(229)	(229)

	265,522	54,997

	$2,443,884	$424,610

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001	For the Year Ended December 31, 2000
Interest and dividend income net of amortization of premium and discount	$66,855	$10,768	$10,314
Interest expense	(29,576)	(6,363)	(8,674)

Net interest income	37,279	4,405	1,640

Gain on sale of securities	4,709	430	—

Expenses: (Note 6)
External management fee	(400)	(208)	(167)
External incentive fee	(1,741)	(598)	—
Compensation and benefits	(551)	—	—
Incentive compensation	(3,055)	—	—
Cost to acquire external manager	(3,475)	—	—
Other expense	(1,096)	(323)	(212)

Total expenses	(10,318)	(1,129)	(379)

Net Income	$31,670	$3,706	$1,261

Basic earnings per share	$1.81	$1.52	$0.54

Average number of shares outstanding	17,461	2,442	2,331

Diluted earnings per share	$1.80	$1.50	$0.54

Average number of diluted shares outstanding	17,591	2,467	2,331

Dividends declared per share	$2.00	$1.64	$0.40

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(in thousands except per share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income	Total
Balance, December 31, 1999	2,307	$23	$19,070	$(2,351)	$19	$—	$(229)	$—	$16,532
Issuance of common stock	43	1	173						174
Available-for-sale securities, Fair value adjustment				1,165				1,165	1,165
Net income					1,261			1,261	1,261

Comprehensive income								$2,426

Dividends declared—$0.40 per share					(931)				(931)

Balance, December 31, 2000	2,350	$24	$19,243	$(1,186)	$349	$—	$(229)		$18,201

Issuance of common stock	4,601	46	35,081						35,127
Available-for-sale securities, Fair value adjustment				1,891				1,891	1,891
Net income					3,706			3,706	3,706

Comprehensive income								$5,597

Dividends declared—$1.64 per share					(3,928)				(3,928)

Balance, December 31, 2001	6,951	$70	$54,324	$705	$127	$—	$(229)		$54,997

Issuance of common stock	18,335	182	201,493						201,675
Available-for-sale securities, Fair value adjustment				14,155				14,155	14,155
Net income					31,670			31,670	31,670

Comprehensive income								$45,825

Restricted stock issuance	60	1	793			(794)			—
Amortization of restricted stock						40			40
Dividends declared—$2.00 per share					(37,015)				(37,015)

Balance, December 31, 2002	25,346	$253	$256,610	$14,860	$(5,218)	$(754)	$(229)		$265,522

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2002	For the year ended December 31, 2001	For the year ended December 31, 2000
Operating Activities:
Net income	$31,670	$3,706	$1,261
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	14,248	1,186	698
Gain on sale	(4,709)	(430)	—
Amortization of restricted stock	40	—	—
Non-cash portion of costs incurred in acquiring external manager	3,180	—	—
Decrease (increase) in accrued interest receivable	(9,380)	(1,203)	21
Decrease (increase) in prepaid expenses and other	(1,192)	3	36
Increase (decrease) in accrued interest payable	8,651	(413)	(739)
Increase (decrease) in accrued expenses and other	1,011	829	(118)

Net cash provided by operating activities	43,519	3,678	1,159
Investing Activities:
Available-for-sale securities:
Purchases	(2,855,365)	(300,303)	(2,618)
Proceeds from sales	272,512	5,387	—
Principal payments	538,563	51,690	28,930

Net cash provided by (used in) investing activities	(2,044,290)	(243,226)	26,312
Financing Activities:
Net borrowings from reverse repurchase agreements	1,828,563	203,416	(25,799)
Proceeds from common stock issued, net	198,495	35,127	173
Repurchase of common stock	—	—	—
Dividends paid	(25,671)	(2,599)	(1,254)

Net cash provided by (used in) financing activities	2,001,387	235,944	(26,880)

Net increase (decrease) in cash and cash equivalents	616	(3,604)	591
Cash and cash equivalents at beginning of period	290	3,894	3,303

Cash and cash equivalents at end of period	$906	$290	$3,894

Supplemental Disclosure of Cash Flow Information, Cash paid for interest	$20,925	$6,776	$9,413
Supplemental Disclosure of Noncash Investing and Financing Activities
Mortgage securities purchased, not yet settled	$—	$40,819	$—
Common Stock issued in connection with acquisition of external manager	$3,180	$—	$—

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

A summary of the Company’s significant accounting policies follows:

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

SECURITIES

The Company invests primarily in adjustable-rate mortgage pass-through certificates and hybrid adjustable-rate mortgage-backed securities (“ARM” securities). Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity.

Interest income is accrued based on the outstanding principal amount of the ARM securities and their contractual terms. Premiums and discounts associated with the purchase of ARM securities are amortized into interest income over the estimated lives of the assets adjusted for estimated prepayments using the effective yield method.

Securities are recorded on the date the securities are purchased or sold (the trade date). Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

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

During the year ended December 31, 2002, the Company purchased certain new issue MBS on a forward basis, i.e. for settlement beyond the next ordinary settlement date. Under Statement of Financial Accounting Standard No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, such transactions are considered derivative instruments and are carried on the balance sheet at their fair value. The Company designated the forward purchase agreements related to fixed-rate MBS as cash flow

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

hedges for the settlements of the purchases. The change in fair value of the hedge is included as Other Comprehensive Income to the extent the hedge is effective. After the settlement date of the forward purchase, the fair value of the hedge is transferred from Accumulated Other Comprehensive Income to earnings over the estimated life of the hedged item. The ineffective amount of hedges is recognized in earnings each quarter.

As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively. As of December 31, 2002, the Company had no derivative instruments outstanding.

CREDIT RISK

At December 31, 2002, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA mortgage backed securities are guaranteed by those respective agencies. At December 31, 2002, because of the government agencies’ guarantee, all of the Company’s mortgage backed securities have an implied “AAA” rating.

INCOME TAXES

The Company intends to elect to be taxed as a Real Estate Investment Trust (“REIT”) and to comply with the provisions of the Internal Revenue Code with respect thereto (the “Code”). Accordingly, the Company is not subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

STOCK BASED COMPENSATION

The Company accounts for stock-based compensation using the fair value based method prescribed by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company follows the disclosure requirements of FAS 123 (see Note 7) and intends to disclose stock-based compensation information quarterly in fiscal 2003.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase in the income per share. For the year ended December 31, 2000, stock options that could potentially dilute basic EPS in the future were not included in the computation of diluted EPS because to do so would have been antidilutive. The computation of EPS for the years ended December 31, 2002 and 2001 is as follows:

2002

	Income	Average Shares	Earnings Per Share
	(in thousands except per share data)
For the year ended December 31, 2002:
Basic EPS	$31,670	17,461	$1.81
Effect of dilutive securities:
Stock options		130	(.01)

Diluted EPS	$31,670	17,591	$1.80

2001

	Income	Average Shares	Earnings Per Share
	(in thousands except per share data)
For the year ended December 31, 2001:
Basic EPS	$3,706	2,442	$1.52
Effect of dilutive securities:
Stock options		25	(.02)

Diluted EPS	$3,706	2,467	$1.50

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148, amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is not expected to have a significant impact on the Company.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities— an interpretation of ARB No. 51” (“FIN 46”) in an effort to improve financial reporting by achieving more consistent application of consolidation policies to variable interest entities (“VIEs”). VIEs, as defined in FIN 46, were often referred to as special purposes entities in the past. In general, VIEs lack substantial equity or substance as an entity. Their risks and returns generally inure to those other that the holders of the VIE’s equity (who are referred to as “primary beneficiaries”). VIEs are required to be consolidated by their primary beneficiaries. As of December 31, 2002, the Company did not have any interests in VIEs and does not believe that the provisions of FIN 46 will have a material effect on the Company’s financial statements.

NOTE 2.    SECURITIES

The following table summarizes the Company’s mortgage-backed securities (“MBS”) classified as available-for-sale as of December 31, 2002 and 2001, which are carried at their fair value (in thousands):

December 31, 2002

	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Other Mortgage-backed Securities	Total MBS Assets
Amortized Cost	$631,329	$1,620,040	$146,605	$2,397,974
Paydowns receivable	17,269	—	—	17,269
Unrealized gains	3,500	12,120	428	16,048
Unrealized losses	(453)	(735)	—	(1,188)

Fair value	$651,645	$1,631,425	$147,033	$2,430,103

December 31, 2001
	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Other Mortgage- backed Securities	Total MBS Assets
Amortized Cost	$137,937	$280,458	$—	$418,395
Paydowns receivable	1,426	—	—	1,426
Unrealized gains	222	921	—	1,143
Unrealized losses	(226)	(524)	—	(750)

Fair value	$139,359	$280,855	$—	$420,214

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

In addition, at December 31, 2001, the Company held positions in preferred stock of another mortgage REIT, valued at $1,803,000. The following table summarizes the Company’s securities as of December 31, 2002 and 2001 at their fair value (in thousands):

December 31, 2002

	ARMS	HYBRIDS	FIXED	REIT Stock	Total
Amortized Cost	$954,505	$1,110,088	$333,381	$—	$2,397,974
Paydowns receivable	8,960	8,309	—	—	17,269
Unrealized gains	2,235	8,420	5,393	—	16,048
Unrealized losses	(1,030)	(158)	—	—	(1,188)

Fair value	$964,670	$1,126,659	$338,774	$—	$2,430,103

December 31, 2001
	ARMS	HYBRIDS	FIXED	REIT Stock	Total
Amortized Cost	$250,525	$99,454	$68,416	$1,491	$419,886
Paydowns receivable	625	801	—	—	1,426
Unrealized gains	658	57	428	312	1,455
Unrealized losses	(216)	(439)	(95)	—	(750)

Fair value	$251,592	$99,873	$68,749	$1,803	$422,017

Included in gain on sale of the securities for the years ended December 31, 2002 and 2001 are gross realized gains of $4,708,605 and $430,000 and gross realized losses of $0 and $0, respectively. Included in interest income on the statement of operations for the year ended December 31, 2002 are gains on derivative transactions of $542,000 which resulted from forward purchase transactions designated as cash flow hedges that were subsequently terminated and forward purchase transactions that were not designated as hedges. At December 31, 2002 the Company was not a party to any derivative transactions and there was no derivative gain or loss included in Accumulated Other Comprehensive Income.

NOTE 3.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). At December 31, 2002, these agreements were collateralized by mortgage backed securities with a fair value of $2,338,405,137.

At December 31, 2002, the repurchase agreements had a weighted average interest rate of 1.92%, an average maturity of 166 days and the following remaining maturities (in thousands):

Within 59 days	$689,233
60 to 89 days	361,942
90 to 365 days	848,583
Over one year	254,112

$2,153,870

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 5.    PUBLIC OFFERINGS AND CAPITAL STOCK

On February 19, 2002, the Company completed a follow-on offering of common stock, $0.01 par value. The Company issued 4,200,000 shares of common stock pursuant to a public offering at a price of $8.85 per share and received net proceeds of $34,778,000, net of underwriting discount of $0.553125 per share and other offering expenses. On February 28, 2002, the underwriters exercised their over-allotment option, purchasing an additional 630,000 shares of common stock. As a result, the Company received additional net proceeds of $5,227,000, net of the underwriting discount of $0.553125 per share.

On June 26, 2002, the Company completed a follow-on offering of common stock, $0.01 par value. The Company issued 10,350,000 shares of common stock pursuant to a public offering at a price of $13.00 per share and received net proceeds of $126,063,000, net of underwriting discount of $.8125 per share and other offering expenses. Included in the offering were 1,350,000 shares of common stock sold upon the exercise by the underwriters of their over-allotment option.

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of December 31, 2002, the entire $350 million remained available for issuance under the registration statement.

In December 2002, the Company entered into a sales agreement with Cantor Fitzgerald & Co., (“Cantor”), to sell up to 4,800,000 shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been and will be made by means of ordinary brokers’ transactions on the American Stock Exchange at market prices and through privately negotiated transactions. The Company intends to make such sales when it believes the issuance of stock would be accretive to shareholders. Commencing February 10, 2003 and during the period ended March 21, 2003, the Company has sold 587,570 shares under the controlled equity offering program, which provided net proceeds of approximately $7.1 million (unaudited). The sales agent received an aggregate of approximately $218,000, which represents a commission of 3% on the gross sales price per share of the sales under the sales agreement through March 21, 2003 (unaudited).

In September of 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common stock. The plan was amended in June, 2002 and December, 2002 to increase the number of shares available thereunder. Through December 31, 2002, the Company raised equity capital of $32.9 million as a result of this plan, $32.1 million of which was raised in 2002.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company’s authorized capital includes 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by the Board of Directors.

During the year ended December 31, 2002, the Company declared dividends to stockholders totaling $2.00 per share, of which $1.50 was paid in 2002, and $0.50 was paid on January 27, 2003. For Federal income tax purposes such dividends are ordinary income ($1.92) and long-term capital gains distributions ($0.08) to the Company’s stockholders.

NOTE 6.    TRANSACTIONS WITH AFFILIATES

Merger Transaction

From the time of its inception through June 13, 2002, the Company was externally managed by the Manager pursuant to the Management Agreement. As an externally managed company, the Company had no employees of its own and relied on the Manager to conduct its business and operations.

Under the terms of the Management Agreement, the Company paid the Manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the Management Agreement), plus 0.8% of the portion above $300 million. In addition to the base management fee, the Manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of taxable net income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%. For the years ended December 31, 2002, 2001 and 2000, the Company paid the Manager $400,000, $208,000 and $167,000, respectively, in base management fees. The Company paid the Manager $1,741,000, $598,000 and $0 in incentive compensation for the years ended December 31, 2002, 2001 and 2000, respectively.

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

The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income. Since the Company did not acquire tangible net assets from the Manager in the merger, the non-cash charge equaled the value of the consideration paid in the Merger, which was approximately $3.2 million. This non-cash charge does not reduce the Company’s taxable income of which at least 90% must be paid as dividends to stockholders to maintain the Company’s status as a REIT. It does, however, reduce the Company’s reportable net income. In addition, the Company incurred $295,000 in merger related expenses.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the year ended December 31, 2002, eligible employees under the 2002 Incentive Compensation Plan earned $3,055,000 in incentive compensation.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

In connection with the 2002 Incentive Compensation Plan, the Company granted 60,000 shares of restricted stock to the above executives. The value of such shares is reflected on the Company’s balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company. Under the sublease, the Company leases approximately 5,500 square feet of office space from PIA and currently pays $44.04 per square foot in rent to PIA. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2002, the Company paid rent of $133,221 to PIA under the sublease which is included in Other Expenses on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2003	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$249,480	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,534,345

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225,000,000 of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in Other Expenses on the Statement of Operations are fees of $39,059 paid to PIA in connection with this agreement.

Deferred Compensation Plan

On January 15, 2003, the Company adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan (the “Deferred Compensation Plan”), which permits eligible officers of the Company to defer the payment of all or a portion of their cash compensation in excess of the $1,000,000 annual limitation on deductible compensation imposed by Section 162(m) of the Code. Under this limitation, compensation paid to our chief executive officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1,000,000 in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). The Company’s board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of the Company’s chief executive officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our President, Chairman and Chief Executive Officer, and Joseph McAdams, our Executive Vice President and Chief Investment Officer, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with the Company before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before the January 1 of that year.

Amounts deferred under the Deferred Compensation Plan are not be paid to the participant as earned, but are credited to a bookkeeping account maintained by the Company in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on the Company’s common stock. Each participant is a general unsecured creditor of the Company with respect to all deferrals and earnings credited to his or her account under the Deferred Compensation Plan. A participant’s account shall be distributed to the participant: (i) no later than thirty days after the participant’s termination of employment with the Company, or (ii) immediately upon the occurrence of a change of control of the Company (as defined the Deferred Compensation Plan). Additionally, the Company may, but are not required to, pay amounts to a participant from his or her account if: (i) the participant’s cash compensation in any calendar year is below the $1,000,000 deduction limit imposed by Section 162(m) of the Code, or (ii) the participant’s compensation is not otherwise subject to the Section 162(m) limitation. The Company may not, however, pay any amount to a participant under the Deferred Compensation Plan unless the amount has been in the participant’s account for at least two years from the end of the calendar year in which the amount was credited to the account. A participant may designate a beneficiary to receive his or her account in the event of the participant’s death. Except as described above in this paragraph, or upon the termination of the Deferred Compensation Plan, no amounts may be paid to a participant from his or her account.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 7.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Plan”). As of December 31, 2002, the Company was authorized to grant options to purchase an aggregate of up to 1,500,000 shares of the Company’s common stock, which authorization increased to 1,800,000 shares on January 2, 2003 pursuant to the annual automatic increase provisions of the Stock Plan. The Stock Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options (“ISOs”) as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of December 31, 2002, 519,104 shares remained available for future issuance under the Stock Plan through any combination of stock options or other awards. The share reserve under the Stock Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. For these options, those granted to officers became exercisable over a three year period following their date of grant, while those granted to directors become exercisable six months after their date of grant. During the year ended December 31, 1999, the Company granted an additional 50,000 options at an exercise price per share of $4.60 and 12,500 DER’s. These options became exercisable three years after the date of grant. During the year ended December 31, 2001, the Company granted an additional 140,856 options at exercise prices per share which range from $6.70 to $7.81. These options became exercisable on the date of grant. During the year ended December 31, 2002, the Company granted an additional 494,245 options at exercise prices which range from $9.45 to $11.25 and issued 91,112 shares directly under the Stock Plan in payment of amounts earned under the Company’s 2002 Incentive Compensation Plan and 60,000 shares pursuant to restricted stock grants. The options became exercisable six months to one year following the date of grant, depending on when the option was granted. All options granted in 2002 expire in 2012. The DERs are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time the average market price of the stock exceeds the effective strike price of the options. Since inception, the Company has recorded $73,000 in compensation expense related to the DER’s. During the quarter ended June 30, 2001, 114,000 of the outstanding DER’s were truncated, and shortly after June 30, 2001 the remaining 34,500 DER’s were truncated. After the dividend declared on April 20, 2001, no more dividends accrued to the DER’s, thereby fixing the effective strike price of the options.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The Company adopted the disclosure-only provisions of FAS 123. Accordingly, no compensation cost has been recognized for grants under the Stock Option Plan. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of FAS 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated in the table below. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model:

	2002	2001	2000
Net income—as reported (in thousands)	$31,670	$3,706	$1,261
Net income—pro forma (in thousands)	$31,670	$3,445	$1,167
Basic earnings per share—as reported	$1.81	$1.52	$0.54
Basic earnings per share—pro forma	$1.81	$1.41	$0.50
Diluted earnings per share—as reported	$1.80	$1.50	$0.54
Diluted earnings per share—pro forma	$1.80	$1.40	$0.50
Assumptions:
Dividend yield	17%	10%	n/a
Expected volatility	27%	41%	n/a
Risk-free interest rate	1.23%	4.98%	n/a
Expected lives	8.8 years	7 years	n/a

	2002		2001		2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year(1)	395,539	$7.577	254,683	$7.889	254,683	$7.889
Granted	494,245	10.712	140,856	7.014	—	—
Exercised(1)	(234,605)	7.149	—		—	—
Expired	—	—	—		—	—

Outstanding, end of year(1)	655,179	$10.096	395,539	$7.577	254,683	$7.889

Weighted average fair value of options granted during the year	$0.07		1.32		n/a
Options exercisable at year end(1)	299,179		288,856		98,568

(1)	Includes shares accrued pursuant to DERs

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

Exercise Price	Effective Exercise Price Including DERs	Options Outstanding		Remaining Contractual Life (Yrs.)	Exercisable at 12/31/02
$4.60	$4.35	2,644	(1)	6.3	2,644	(1)
$6.70	$6.70	520		8.5	520
$7.10	$7.10	9,000		8.6	9,000
$7.37	$7.37	11,296		3.5	11,296
$7.81	$7.81	25,000		3.6	25,000
$9.00	$6.60	112,474	(1)	5.2	112,474	(1)
$9.45	$9.45	138,245		9.1	138,245
$11.20	$11.20	336,000		9.8	—
$11.25	$11.25	20,000		9.8	—

		655,179		8.8	299,179

(1)	Includes shares accrued pursuant to DERs

NOTE 8.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2002 and 2001 (unaudited). Earnings per share amounts for the each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$7,925	$12,217	$23,134	$23,579
Interest expense	(3,007)	(5,114)	(10,469)	(10,986)
Net interest income	4,918	7,103	12,665	12,593
Gain on sale	223	1,433	1,838	1,215
Expenses	(1,026)	(4,847)	(2,402)	(2,043)
Net Income	$4,115	$3,689	$12,101	$11,765
Basic earnings per share	$0.45	$0.29	$0.52	$0.48
Diluted earnings per share	$0.45	$0.29	$0.52	$0.48
Average number of shares outstanding (diluted)	9,214	12,823	23,433	24,561

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2001:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$2,556	$2,518	$2,564	$3,130
Interest expense	(1,921)	(1,650)	(1,403)	(1,389)
Net interest income	635	868	1,161	1,741
Gain on sale	71	81	166	112
Expenses	(162)	(255)	(303)	(409)
Net Income	$544	$694	$1,024	$1,444
Basic earnings per share	$0.23	$0.29	$0.43	$0.54
Diluted earnings per share	$0.23	$0.29	$0.42	$0.53
Average number of shares outstanding (diluted)	2,354	2,368	2,423	2,725

EXHIBIT INDEX

Exhibit Number		Description
3.1	(1)	Amended Articles of Incorporation

3.2	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(2)	Specimen Preferred Stock certificate

10.1	(3)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(3)	2002 Incentive Compensation Plan

10.4	(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(5)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(6)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.14	(7)	Sales Agreement dated December 30,2002, between Anworth and Cantor Fitzgerald & Co.

10.15		Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.16		Deferred Compensation Plan

23.1		Consent of Independent Accountants

99.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.

(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(7)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003