Form 10-K/A
period 2002-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2003-04-25
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, #200, Santa Monica CA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $0.01 PAR VALUE

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 28, 2002 was approximately $313,735,459. (All officers and directors of the registrant are considered affiliates.)

At April 18, 2003 the registrant had 27,119,579 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Not Applicable.

INTRODUCTORY NOTE

This Amendment to Annual Report on Form 10-K/A is being filed to supplement Anworth Mortgage Asset Corporation’s (“we” or “Anworth”) Annual Report on Form 10-K for the fiscal year ended December 31, 2002 to include the following information:

Part III, Item 10.	Directors and Executive Officers of the Registrant

Part III, Item 11.	Executive Compensation

Part III, Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Part III, Item 13.	Certain Relationships and Related Transactions

Anworth’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (“fiscal 2002”) was filed on March 26, 2003 and incorporated information required under Part III by reference to Anworth’s definitive proxy statement. Anworth’s definitive proxy statement will not be finalized within 120 days after the close of fiscal 2002. This Amendment contains the supplemental information required under Part III.

INCORPORATION OF CERTAIN DOCUMENTS BY REFERENCE

This Amendment should be read in conjunction with Anworth’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 as filed on March 26, 2003. The information incorporated by reference is deemed to be part of this Amendment, except for any information superseded by information contained directly in this Amendment.

Our website address is www.anworth.com. We make our filings with the Securities and Exchange Commission, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file these reports.

i

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND DIRECTOR NOMINEES

Our board of directors consists of six members. The size of our board was increased from four to five members in June 2002 upon the merger with our external manager, and from five to six members in October 2002 for the purpose of adding a fourth independent director. On the recommendation of our nominating and corporate governance committee, we are proposing to re-elect all six of our existing board members at our annual meeting, to hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

Information Regarding Nominees for Director

Biographical summaries and ages as of April 18, 2003 of individuals nominated by our board of directors for election as directors are provided below.

Lloyd McAdams, age 57, has been our Chairman of the Board, President and Chief Executive Officer since our formation in 1997. Mr. McAdams served in those capacities at Anworth Mortgage Advisory Corporation, our management company, from its formation in 1997 until its merger with our company in June 2002. Mr. McAdams is also the Chairman of the Board, Chief Investment Officer and co-founder of Pacific Income Advisers, Inc., or PIA, an investment advisory firm organized in 1986 that manages an investment portfolio for institutional and individual clients. Mr. McAdams is also the President of Syndicated Capital, Inc., a registered broker-dealer. Before joining PIA, Mr. McAdams held the position of President of Security Pacific Investment Managers, Inc. from 1981 to 1987, Senior Vice President of Trust Company of the West from 1975 to 1981, and an Investment Officer with the State of Tennessee from 1973 to 1975. In 1983, Mr. McAdams served as a Board member of the California Public Employees Retirement System. Mr. McAdams also serves as a director of Monterey Mutual Fund. Mr. McAdams holds a Bachelor of Science in Statistics from Stanford University and a Masters in Business Administration from the University of Tennessee. Mr. McAdams is a Chartered Financial Analyst charterholder, Chartered Investment Counselor and a Certified Employee Benefit Specialist.

*Charles H. Black, age 76, has been a director of our company since its formation. Since 1985, Mr. Black has been a private investor and financial consultant. From 1985 to 1987, he served as Vice Chairman and Director of Pertron Controls Corporation. From 1982 to 1985, Mr. Black served as the Executive Vice President, Director, Chief Financial Officer and Chairman of Investment Committee for Kaiser Steel Corporation. From 1980 to 1982, Mr. Black served as Executive Vice President and Chief Financial Officer of Great Western Financial Corporation. From 1957 to 1980, Mr. Black served at Litton Industries, where he ultimately held the position of Corporate Vice President and Treasurer. Mr. Black is a member of the Board of Governors of the Pacific Exchange, Inc. Mr. Black serves as a director of Investment Company of America, Orincon Industries, Inc. and Wilshire Technologies, Inc. and as an advisory director of Windsor Capital Group, Inc.

*Joe E. Davis, age 68, has been a director of our company since its formation. Since 1982, Mr. Davis has been a private investor. From 1974 to 1982, Mr. Davis served as President and Chief Executive Officer of National Health Enterprises, Inc. Mr. Davis also serves as a director of BMC Industries, Inc., Wilshire Technologies, Inc., Natural Alternatives, Inc. and American Funds Insurance Series and as a trustee of American Variable Insurance Trust

*Charles F. Smith, age 70, has been a director of our company since April 2001. Since 1984, Mr. Smith has served as President of Charles F. Smith & Co., Inc., an investment banking firm. Mr. Smith serves as a trustee of St. John’s Hospital Foundation and Marymount High School. Mr. Smith also serves as a director of FirstFed Financial Corp., Trans Ocean Distribution, Ltd. and Sizzler International, Inc.

Joseph E. McAdams, age 34, has been a director and Executive Vice President of our company since June 2002 and Chief Investment Officer of our company since January 2003. Mr. McAdams joined our company as a

Vice President in June 1998. Mr. McAdams joined PIA in 1998 and holds the position of Vice President. Mr. McAdams serves as Fixed Income Portfolio Manager with a specialty in mortgage-backed securities and is also responsible for PIA’s fixed income trading. Prior to joining PIA, from 1993 to 1998, Mr. McAdams was employed by Donaldson, Lufkin & Jenrette Securities Corp. as a mortgage-backed security trader and analyst. Mr. McAdams holds a Master of Arts degree in Economics from the University of Chicago and a Bachelor of Science degree in Economics from the Wharton School of the University of Pennsylvania. Mr. McAdams is also a Chartered Financial Analyst charterholder.

*Lee A. Ault, III, age 66, has been a director of our company since October 2002. Mr. Ault has been Chairman of the Board of In-Q-Tel, Inc. since August, 1999. He is also a Director of Equifax, Office Depot and American Insurance Services. He was a Director of Bankers Trust Corporation prior to its sale to Deutsche Bank and of Alex. Brown Incorporated prior to its merger with Bankers Trust. Mr. Ault was Chief Executive Officer of Telecredit, Inc., a publicly traded company which was a leader in the payment services industry, for 23 years from November 1968 until January 1992. He also served as President of Telecredit from 1968 until 1983 and as Chairman of the Board from 1983 until 1992. In January 1990, Telecredit merged with Equifax, Inc.

* Member of the audit committee, compensation committee, and nominating and corporate governance committee

Corporate Governance

General. Our board of directors believes we have observed sound corporate governance practices in the past. Nevertheless, during the past year, and particularly following enactment of the Sarbanes-Oxley Act of 2002, we, like many public companies, have addressed the changing environment by reviewing our policies and procedures and, where appropriate, adopting new practices. In connection with these corporate governance initiatives, and based on a review of our current practices, current and pending laws and regulations, evolving corporate practices and standards and other factors, we have further formalized our principles of corporate governance by taking the following actions:

•	adopted a revised written charter for our audit committee;
•	upon the merger with our external manager, formed a compensation committee and adopted a written charter for such committee;
•	formed a nominating and corporate governance committee and adopted a written charter for such committee;
•	adopted a corporate code of conduct; and
•	nominated four of six directors for election who qualify as “independent” as defined in the New York Stock Exchange Rules.

Charters for the audit, compensation and nominating and corporate governance committees and our code of conduct may be viewed on our website at www.anworth.com under the Investor Relations section.

Board Committees and Meetings. During 2002, our board of directors had an audit committee and, effective June 13, 2002, the date of the merger with our external manager, a compensation committee. In addition, in April 2003, our board of directors formed a nominating and corporate governance committee.

Audit Committee. Our audit committee’s primary function is to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information that will be provided to the stockholders and others, the adequacy of systems of internal controls that management and the board have established, and our audit and financial reporting process, and to maintain free and open lines of communication among the committee, our independent auditors and management. It is not the duty of our audit committee to determine that our financial statements are complete and accurate and are in accordance with generally accepted accounting principles. Management is responsible for preparing our financial statements, and our independent auditors are responsible for auditing those financial statements. Our audit committee does, however, consult with management and our independent auditors prior to the presentation of financial statements to stockholders and, as appropriate, initiates inquiries into various aspects of our financial affairs. In addition, our audit committee is responsible for retaining, evaluating and, if appropriate, recommending the termination of our independent certified public accountants, and approving professional services provided by the independent public accountants. Our audit committee is currently comprised of Messrs. Black, Davis, Smith and Ault, with Mr. Davis serving as chairman.

Compensation Committee. Our compensation committee is primarily responsible for determining the our executive compensation policy and incentive compensation for our employees and consultants. Our compensation committee determines our compensation policies and all forms of compensation to be provided to our executive officers and directors, including, among other things, annual salaries and bonuses, and stock option and other incentive compensation arrangements. In addition, our compensation committee reviews bonus and stock and incentive compensation arrangements for our other employees. In addition, our compensation committee administers our 1997 Stock Option and Awards Plan and our 2002 Incentive Compensation Plan. Our compensation committee is currently comprised of Messrs. Black, Davis, Smith and Ault, with Mr. Black serving as chairman.

Nominating and Corporate Governance Committee. Our nominating and corporate governance committee is responsible for identifying individuals qualified to become Board members, recommending to the Board the director nominees for the annual meeting of stockholders, developing and recommending to the Board a set of corporate governance principles, and playing a general leadership role in our corporate governance. Our corporate governance and nominating committee is currently comprised of Messrs. Black, Davis, Smith and Ault, with Mr. Ault serving as chairman.

During 2002, our board of directors held five meetings, our audit committee held two meetings and our compensation committee held one meeting. During 2002, each director attended each of the meetings of our board of directors, each member of the audit committee attended the meeting held by the audit committee and each member of the compensation committee attended each of the meetings held by the compensation committee.

EXECUTIVE OFFICERS

All of our officers serve at the discretion of our board of directors. The persons listed below are the executive officers of our company:

Name	Age	Positions with our Company
Lloyd McAdams	57	Chairman of the Board, President and Chief Executive Officer
Thad M. Brown	53	Chief Financial Officer, Treasurer and Secretary
Joseph E. McAdams	34	Executive Vice President
Heather U. Baines	61	Executive Vice President
Evangelos Karagiannis	41	Vice President

Biographical information regarding each executive officer other than Lloyd McAdams and Joseph McAdams is set forth below. Lloyd McAdams’ and Joseph McAdams’ biographical information is set forth above under “Directors and Director Nominees.”

Thad M. Brown has been the Chief Financial Officer, Treasurer and Secretary of our company since June 2002. Mr. Brown has also been the Chief Operating Officer, Secretary and Treasurer of Pacific Income Advisers, Inc., or PIA, since June 2002. From 1999 to 2002, Mr. Brown was President and Chief Executive Officer of Wealthpoint, a financial consulting and investment advisory firm. From 1987 until 1999, Mr. Brown associated with Provident Investment Counsel, eventually becoming its Chief Operating Officer and Senior Vice President. Mr. Brown began his career with Touché Ross & Co. Mr. Brown graduated magna cum laude from Metropolitan State College, holds a master’s degree in tax law from the University of Denver, is a Certified Public Accountant, and received the Personal Financial Specialist designation from the American Institute of Certified Public Accountants.

Heather U. Baines has been an Executive Vice President of our company since its formation. Ms. Baines served as an Executive Vice President of our management company from its formation until its merger with our company. Since 1987, Ms. Baines has held the position of President and Chief Executive Officer of PIA. From 1978 to 1987, Ms. Baines was employed by Security Pacific Investment Managers, Inc., ultimately holding the position of Senior Vice President and Director. Ms. Baines holds a bachelors degree from Antioch College.

Evangelos Karagiannis has been a Vice President of our company since its formation. Mr. Karagiannis served as a Vice President of our management company from its formation until its merger with our company. Mr. Karagiannis joined PIA in 1992 and holds the position of Vice President. Mr. Karagiannis serves as Fixed Income Portfolio Manager with a specialty in mortgage-backed securities and is also responsible for PIA’s quantitative research. Mr. Karagiannis has been the author, and co-author with Mr. McAdams, of articles on fixed income portfolio management and for PIA’s internal research. Mr. Karagiannis holds a Doctor of Philosophy degree in physics from the University of California at Los Angeles, or UCLA, and, prior to joining PIA, was a postdoctoral fellow at UCLA, where he was a Fulbright Scholar. Mr. Karagiannis is also a Chartered Financial Analyst charterholder.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors, officers and persons holding more than 10% of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the SEC. Such persons are also required to furnish us copies of the forms so filed. Based solely upon a review of copies of such forms filed with us, we believe that during 2002, our officers and directors complied with the Section 16(a) filing requirements on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation

Unaffiliated directors receive a fee of $10,000 per year, payable semiannually, $1,000 for each meeting of our board of directors attended, $500 for each meeting of our audit committee, our compensation committee and nominating and corporate governance committee attended in person, and $100 for each meeting of our audit committee, compensation committee and nominating and corporate governance committee attended telephonically. Directors are reimbursed reasonable expenses incurred in attending board and committee meetings.

Our unaffiliated directors do not receive automatic option grants under our 1997 Stock Option and Awards Plan, but are eligible to receive option grants under such plan from time to time. In 2002, we granted each unaffiliated director, other than Mr. Ault, an option to purchase 10,000 shares of our common stock under our 1997 Stock Option and Awards Plan at an exercise price of $11.20 per share. Such options will vest 100% on October 4, 2003. We also granted Mr. Ault an option to purchase 10,000 shares of our common stock under our 1997 Stock Option and Awards Plan at an exercise price of $11.25 per share. Such options will vest 100% on October 14, 2003.

Compensation Committee Interlocks and Insider Participation

No officer or employee participated in deliberations of our board of directors concerning executive officer compensation. None of our executive officers has served on the board of directors or on the compensation committee of any other entity which had officers who served on our board of directors on our compensation committee.

Executive Compensation and Related Matters

The following table provides certain summary information concerning the compensation earned by our Chief Executive Officer and each of our four other most highly compensated executive officers whose aggregate salary and bonus for the 2002 Fiscal Year were in excess of $100,000, for services rendered in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2000, 2001 and 2002. Prior to the Merger, however, we did not pay any annual cash compensation to our executive officers for their services as executive officers. Following the Merger, we are required to pay our executive officers compensation, including those executive officers whose employment agreements we assumed.

The listed individuals are hereinafter referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

		Annual Compensation			LongTerm Compensation
Name and Principal Position	Year (1)	Salary ($)	Bonus ($)		Restricted Stock Awards ($)(2)	Securities Underlying Options (#)	All Other Compensation ($)
Lloyd McAdams President, Chief Executive Officer and Chairman	2002	135,416	992,798	(3)	265,000	119,725	626,460	(4)
Thad M. Brown (5) Chief Financial Officer, Treasurer and Secretary	2002	27,083	81,724		—	30,000	—
Joseph E. McAdams Executive Vice President	2002	133,283	1,120,753	(6)	265,000	140,000	—
Heather U. Baines Executive Vice President	2002	27,083	183,918	(7)	265,000	64,520	—
Evangelos Karagiannis Vice President	2002	39,985	622,155	(8)	—	30,000	—
Pamela J. Watson (9) Chief Financial Officer and Secretary	2002	—	—		—	—	—

(1)	Prior to our merger with our external manager on June 13, 2002, we did not pay any annual compensation to our executive officers for their services as executive officers. All compensation shown is for the period from June 13, 2002 until December 31, 2002.

(2)	Represents restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the date of the merger with our external manager on June 13, 2002.

(3)	Represents amounts earned under our 2002 Incentive Compensation Plan, of which $200,003 was paid through the issuance of 17,778 shares of common stock pursuant to our 1997 Stock Option and Awards Plan.

(4)	Represents amounts earned under our 2002 Incentive Compensation Plan and deferred pursuant to our Deferred Compensation Plan.

(5)	Mr. Brown became an executive officer of our company at the time of the merger with our external manager on June 13, 2002. $35,424 of Mr. Brown’s bonus was earned under our 2002 Incentive Compensation Plan.

(6)	Represents amounts earned under our 2002 Incentive Compensation Plan, of which $150,008 was paid through the issuance of 13,334 shares of common stock pursuant to our 1997 Stock Option and Awards Plan.

(7)	Represents amounts earned under our 2002 Incentive Compensation Plan.

(8)	Represents amounts earned under our 2002 Incentive Compensation Plan.

(9)	Ms. Watson ceased to be an executive officer of our company at the time of the merger with our external manager on June 13, 2002.

Options Granted in 2002

The following table sets forth information regarding stock options granted to our executive officers during 2002:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
	Number of Securities Underlying Options Granted (#)(2)	Percent of Total Options Granted to Employees in Fiscal Year (3)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term(1)
Name					5%($)	10%($)
Lloyd McAdams	29,725	6.0%	9.45	1/21/12	176,567	447,659
	90,000	18.1%	11.20	10/4/12	633,600	1,606,500
Thad M. Brown (4)	30,000	6.1%	11.20	10/4/12	211,200	535,500
Joseph E. McAdams	65,000	13.2%	9.45	1/21/12	386,100	978,900
	75,000	15.2%	11.20	10/4/12	528,000	1,338,750
Heather U. Baines	43,520	8.8%	9.45	1/21/12	258,509	655,411
	21,000	4.2%	11.20	10/4/12	147,840	374,850
Evangelos Karagiannis	30,000	6.1%	11.20	10/4/12	211,200	535,500
Pamela J. Watson (5)	—	—	—	—	—	—

(1)	The amounts under the columns labeled “5%” and “10%” are included pursuant to certain rules promulgated by the Securities and Exchange Commission and are not intended to forecast future appreciation, if any, in the price of our common stock. The amounts are calculated by using the closing market price of a share of common stock on the grant date as reported by the American Stock Exchange and assuming annual compounded stock appreciation rates of 5% and 10% over the full term of the option. The reported amounts are based on the assumption that the named persons hold the options granted for their full term. The actual value of the options will vary in accordance with the market price of our common stock.

(2)	Options granted on January 21, 2002 vested six months after the date of grant and options granted on October 4, 2002 vest one year after the date of the grant.

(3)	Based on options to purchase an aggregate of 494,245 shares of common stock granted to our employees and directors during the year ended December 31, 2002.

(4)	Mr. Brown became an executive officer of our company at the time of the merger with our external manager on June 13, 2002.

(5)	Ms. Watson ceased to be an executive officer of our company at the time of the merger with our external manager on June 13, 2002.

2002 Year-End Option Values

The following table provides information with respect to our executive officers concerning the exercise of options during 2002 and unexercised options held by them at the end of the year.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

	Shares Acquired on Exercise(#)	Value Realized($)(1)	Number of Securities Underlying Unexercised Options at 2002 Year- End(#)(2)		Value of Unexercised in-the-Money Options at 2002 Year-End($)(3)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Lloyd McAdams	13,225	$97,072	110,544	90,000	836,151	1,008,000
Thad M. Brown (4)	—	—	—	30,000	—	336,000
Joseph E. McAdams	18,580	$125,017	76,296	75,000	697,501	840,000
Heather U. Baines	5,290	$45,970	88,175	21,000	699,264	235,200
Evangelos Karagiannis	98,755	$436,998	—	30,000	—	336,000
Pamela J. Watson (5)	98,755	$436,998	—	—	—	—

(1)	Based upon the market price of the purchased shares on the exercise date less the exercise price paid for those shares.

(2)	Includes shares issuable upon the exercise of options pursuant to accrued dividend equivalent rights, or DERs, granted in conjunction with such options. During 2001, all DERs were truncated and ceased to accrue.

(3)	Determined on the basis of the closing sales price per share of our common stock on the American Stock Exchange on December 31, 2002 ($12.57 per share), less the option exercise price payable per share.

(4)	Mr. Brown became an executive officer at the time of the merger with our external manager on June 13, 2002.

(5)	Ms. Watson ceased to be an executive officer at the time of the merger with our external manager on June 13, 2002.

Employment Agreements

Upon the closing of the merger with our external manager, Anworth Mortgage Advisory Corporation, we assumed the existing employment agreements of Lloyd McAdams, Joseph McAdams and Heather U. Baines. Such agreements were modified by the addenda entered into between us and each of the executives as described below. Pursuant to the terms of the employment agreements, Lloyd McAdams serves as our Chairman and Chief Executive Officer, and Heather U. Baines and Joseph McAdams serve as Executive Vice Presidents. Heather U. Baines receives a $50,000 annual base salary, Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of our book value, not to exceed $250,000. Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of our book value, not to exceed $250,000.

These employment agreements, as modified by the addenda, also have the following provisions:

•	the three executives are entitled to participate in the 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joe McAdams is entitled to 25% of all amounts paid under the plan, and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause” or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the effective date of the merger; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of April 18, 2003, there were 27,119,579 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of April 18, 2003 by (i) each of our directors, (ii) each of our executive officers, (iii) each person who is known to us to beneficially own more than 5% of our common stock and (iv) all of our directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of April 18, 2003 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table.

Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Directors and Officers
Lloyd McAdams (1)	751,714	2.8%
Thad M. Brown	278	*
Joseph E. McAdams (3)	159,330	*
Heather U. Baines (3)	679,145	2.5%
Evangelos Karagiannis	0	*
Charles H. Black (4)	15,582	*
Joe E. Davis (5)	14,582	*
Charles F. Smith (6)	3,000	*
Lee Ault	0	*
All Directors and Officers as a Group (9 Persons)(7)	1,033,461	3.8%
5% Stockholders
Mark E. Brady(8)	1,606,990	5.9%
Robert J. Suttman, II(8)	1,605,340	5.9%
Ronald L. Eubel(8)	1,605,990	5.9%
Bernie Holtgreive(8)	1,577,340	5.8%
William Hazel(8)	1,577,340	5.8%
Eubel Brady & Suttman Asset Management, Inc.(8)	1,577,340	5.8%

*	Less than 1%

(1)	Includes (i) 559,470 shares held by Lloyd McAdams and Heather U. Baines as community property, (ii) 110,544 shares subject to stock options exercisable within 60 days of April 18, 2003 and (iii) 30,700 shares owned by the McAdams Family Foundation of which Lloyd McAdams is a director. Mr. McAdams shares voting and investment power over the shares held by the Foundation and disclaims any beneficial interest in the shares held by this entity.

(2)	Includes 76,296 shares subject to stock options exercisable within 60 days of April 18, 2003. Includes 30,700 shares owned by the McAdams Family Foundation of which Joseph McAdams is a director. Mr. McAdams shares voting and investment power over the shares held by the Foundation and disclaims any beneficial interest in the shares held by this entity.

(3)	Includes (i) 559,470 shares held by Lloyd McAdams and Heather U. Baines as community property and (ii) 88,175 shares subject to stock options exercisable within 60 days of April 18, 2003.

(4)	Includes 10,582 shares subject to stock options exercisable within 60 days of April 18, 2003.

(5)	Includes 10,582 shares subject to stock options exercisable within 60 days of April 18, 2003.

(6)	Includes 3,000 shares subject to stock options exercisable within 60 days of April 18, 2003.

(7)	Each of our directors and officers may be reached at 1299 Ocean Avenue, Suite 250, Santa Monica, California 90401, telephone (310) 255-4493.

(8)	Based on Schedule 13G/A filed on February 14, 2003 by Eubel Brady & Suttman Asset Management, Inc. (the “Schedule 13G/A”). According to the Schedule 13G/A, (i) Mr. Brady has shared power to direct the vote of and dispose or to direct the disposition of 1,605,340 shares and sole power to direct the vote of and dispose or to direct the disposition of 1,650 shares, (ii) Mr. Suttman has shared power to direct the vote of and dispose or to direct the disposition of 1,605,340 shares, (iii) Mr. Eubel has shared power to direct the vote of and dispose or to direct the disposition of 1,605,340 shares and sole power to direct the vote of and dispose or to direct the disposition of 650 shares, (iv) Mr. Holtgreive has shared power to direct the vote of and dispose or to direct the disposition of 1,577,340 shares, and (v) Eubel Brady & Suttman Asset Management has shared power to direct the vote of and dispose or to direct the disposition of 1,577,340 shares. The address of each of the parties listed is 7777 Washington Village Drive, Ste. 210 Dayton, Ohio 45459.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management Fees and Merger with the Manager

From the time of our inception through June 13, 2002, we were externally managed pursuant to a management agreement with Anworth Morgtage Advisory Corporation, or the manager. As an externally managed company, we had no employees of our own and relied on the manager to conduct our business and operations.

Under the terms of the management agreement, we paid the manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.8% of the portion above $300 million. In addition to the base management fee, the manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of our taxable net income, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%. For 2002 (through June 13), we paid the manager $400,000 in base management fees and $1,741,000 in incentive compensation.

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

The market value of our common stock issued, valued as of the consummation of the merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income. Since we did not acquire tangible net assets from the manager in the merger, the non-cash charge equaled the value of the consideration paid in the merger, which was approximately $3.2 million. This non-cash charge does not reduce our taxable income of which at least 90% must be paid as dividends to stockholders to maintain our status as a REIT. It does, however, reduce our reportable net income. In addition, we incurred $249,000 in merger related expenses.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by Lloyd McAdams, our president, chairman and chief executive officer, and Heather U. Baines, one of our executive vice presidents. Under the sublease, we lease approximately 5,500 square feet of office space from PIA and currently pay $44.04 per square foot in rent to PIA. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During 2002, we paid $133,221 rent to PIA.

The future minimum lease commitment is as follows:

Year	2003	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$249,480	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,594,845

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. We paid fees of $39,059 to PIA in 2002 in connection with this agreement.

Indemnification Agreements

In addition to the indemnification provisions contained in our articles of incorporation and bylaws, we have entered into separate indemnification agreements with each of our directors and officers. These agreements require us, among other things, to indemnify each such director or officer to the fullest extent permitted by Maryland law against expenses (including attorneys’ fees), judgments, fines and settlements incurred by such individual in connection with any action, suit or proceeding by reason of such individual’s status or service as a director or officer (other than liabilities with respect to which such individual receives payment from another source, arising in connection with certain final legal judgments, arising from knowing fraud, deliberate dishonesty, willful misconduct, in connection with assertions by such individuals not made in good faith or which are frivolous or which we are prohibited by applicable law from paying) and to advance expenses incurred by such individual in connection with any proceeding against such individual with respect to which such individual may be entitled to indemnification by us.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: April 25, 2003	ANWORTH MORTGAGE ASSET CORPORATION

	By:	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Joseph Lloyd McAdams, certify that:

1. I have reviewed this annual report on Form 10-K/A of Anworth Mortgage Asset Corporation;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

CERTIFICATION

I, Thad M. Brown, certify that:

1. I have reviewed this annual report on Form 10-K/A of Anworth Mortgage Asset Corporation;

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

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 25, 2003

/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer