Form 10-Q
period 2003-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2003-05-15
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

As of May 14, 2003, the Registrant had 31,727,119 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Mortgage-backed securities at fair market value	$2,815,005	$2,430,103
Cash and cash equivalents	229	906
Interest receivable	12,472	11,673
Prepaid expenses and other	1,492	1,202

	$2,829,198	$2,443,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Reverse repurchase agreements	$2,485,414	$2,153,870
Payable for purchase of mortgage-backed securities	40,945	—
Accrued interest payable	8,008	9,944
Dividends payable	—	12,673
Accrued expenses and other	1,996	1,875

	$2,536,363	$2,178,362

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 26,609 and 25,396 issued and 26,559 and 25,346 outstanding, respectively	265	253
Additional paid in capital	271,233	256,610
Accumulated other comprehensive income consisting of unrealized gains on available-for-sale securities	15,696	14,860
Retained earnings (deficit)	6,604	(5,218)
Unearned restricted stock	(734)	(754)
Treasury stock at cost (50 shares)	(229)	(229)

	292,835	265,522

	$2,829,198	$2,443,884

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended March 31,
	2003	2002
Interest income net of amortization of premium and discount	$23,327	$7,925
Interest expense	(10,210)	(3,007)

Net interest income	13,117	4,918

Gain on sale of securities	652	223
Expenses:
External base management fee	—	(208)
External incentive fee	—	(728)
Compensation and benefits	(386)	—
Incentive compensation	(1,218)	—
Other expenses	(343)	(90)

Total expenses	(1,947)	(1,026)

Net income	$11,822	$4,115

Basic earnings per share	$0.46	$0.45

Average number of shares outstanding	25,796	9,107

Diluted earnings per share	$0.46	$0.45

Average number of diluted shares outstanding	25,926	9,214

Dividends declared per share	—	—

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Compre- hensive Income	Total
Balance, December 31, 2002	25,346	$253	$256,610	$14,860	$(5,218)	$(754)	$(229)		$265,522
Issuance of common stock	1,213	12	14,623						14,635
Available-for-sale securities, fair value adjustment				836				836	836
Net income					11,822			11,822	11,822

Comprehensive income								12,658

Amortization of restricted stock						20			20

Balance, March 31, 2003	26,559	$265	$271,233	$15,696	$6,604	$(734)	$(229)		$292,835

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2003	2002
Operating Activities:
Net income	$11,822	$4,115
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums	6,797	1,529
Gain on sales	(652)	(223)
Unrealized gain on investing activities	—	(222)
Amortization of restricted stock	20	—
Increase in interest receivable	(799)	(3,462)
Increase in prepaid expenses and other	(290)	(47)
Increase in deferred organization expense	—	(58)
Increase (decrease) in accrued interest payable	(1,936)	844
Increase in accrued expenses and other	121	705

Net cash provided by operating activities	15,083	3,181
Investing Activities:
Available-for-sale securities:
Purchases	(643,877)	(532,995)
Proceeds from sales	33,920	943
Principal payments	260,691	48,316

Net cash used in investing activities	(349,266)	(483,736)
Financing Activities:
Net borrowings from reverse repurchase agreements	331,544	491,024
Proceeds from common stock issued, net	14,635	39,832
Dividends paid	(12,673)	(1,329)

Net cash provided by financing activities	333,506	529,527

Net (decrease) increase in cash and cash equivalents	(677)	48,972
Cash and cash equivalents at beginning of period	906	290

Cash and cash equivalents at end of period	$229	$49,262

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,146	$2,163
Supplemental Disclosure of Investing and Financing Activities:
Mortgage securities purchased, not yet settled	$40,945	$48,743

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1.    Organization and Significant Accounting Policies

Anworth Mortgage Asset Corporation (the “Company”) was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of primarily mortgage-backed securities (“MBS”) on March 17, 1998, upon completion of its initial public offering of the Company’s common stock.

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (“MBS”)

The Company has invested primarily in fixed-rate and adjustable-rate mortgage (“ARM”) pass-through certificates and hybrid ARM securities. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan.

The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity.

Interest income is accrued based on the outstanding principal amount of mortgage-backed securities (“MBS”) and their contractual terms. Premiums and discounts associated with the purchase of MBS are amortized into interest income over the estimated lives of the asset, adjusted for estimated prepayments, using the effective yield method.

Securities are recorded on the date the securities are purchased or sold (the trade date). Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

Derivative Financial Instruments

The Company periodically enters into derivative transactions, in the form of forward purchase commitments, which are intended to hedge its exposure to rising interest rates on funds borrowed to finance our investments in securities. The Company has designated these transactions as cash flow hedges. The Company also enters into derivative transactions also in the form of forward purchase commitments, which are not designated as hedges.

As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company also documents its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively. As of March 31, 2003, the Company had no derivative instruments outstanding.

Credit Risk

At March 31, 2003, the Company had limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA MBS securities are guaranteed by those respective agencies. At March 31, 2003, over 99.9% of the Company’s mortgage-backed securities had an implied “AAA” rating.

Income Taxes

The Company has elected to be taxed as a Real Estate Investment Trust and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Stock Based Compensation

The Company accounts for stock-based compensation using the fair value based method prescribed by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company follows the disclosure requirements of FAS 123 in “Note 5”.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended March 31, 2003
Basic EPS	$11,822	25,796	$0.46
Effect of dilutive securities: Stock options		130

Diluted EPS	$11,822	25,926	$0.46

For the three months ended March 31, 2002
Basic EPS	$4,115	9,107	$0.45
Effect of dilutive securities: Stock options		107

Diluted EPS	$4,115	9,214	$0.45

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

Recent Accounting Pronouncement

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 is not expected to have a significant impact on the Company.

Note 2.    Mortgage-Backed Securities

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of March 31, 2003, which are carried at their fair value (amounts in thousands):

	Government National Mortgage Corporation	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total MBS Assets
Amortized cost	$152,101	$643,701	$1,983,904	$2,779,706
Paydowns receivable	—	19,603	—	19,603
Unrealized gains	671	3,830	12,757	17,258
Unrealized losses	—	(607)	(955)	(1,562)

Fair value	$152,772	$666,527	$1,995,706	$2,815,005

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s securities at their fair value as of March 31, 2003 and December 31, 2002 (amounts in thousands):

March 31, 2003

	ARMS	HYBRIDS	FIXED	Floating Rate CMO	Total
Amortized cost	$848,278	$1,531,772	$332,240	$67,416	$2,779,706
Paydowns receivable	7,964	11,639	—	—	19,603
Unrealized gains	2,176	9,683	5,346	53	17,258
Unrealized losses	(996)	(476)	—	(90)	(1,562)

Fair value	$857,422	$1,552,618	$337,586	$67,379	$2,815,005

December 31, 2002

	ARMS	HYBRIDS	FIXED	Floating Rate CMO	Total
Amortized cost	$954,505	$1,110,088	$333,381	$—	$2,397,974
Paydowns receivable	8,960	8,309	—	—	17,269
Unrealized gains	2,235	8,420	5,393	—	16,048
Unrealized losses	(1,030)	(158)	—	—	(1,188)

Fair value	$964,670	$1,126,659	$338,774	$—	$2,430,103

During the three months ended March 31, 2003, the Company sold $33.3 million of its available-for-sale MBS for a net realized gain of $652,000.

During the three months ended March 31, 2002, the Company sold $720,000 of its available-for-sale MBS for a net realized gain of $223,000.

At March 31, 2003, the Company had commitments to purchase $41 million of MBS. Included in unrealized gains and losses in the above tables are unrealized gains on those purchase agreements of $105,000.

Note 3.    Reverse Repurchase Agreements

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate. At March 31, 2003, the Company’s reverse repurchase agreements had a weighted average term to maturity of 209 days and a weighted average borrowing rate of 1.64%. At March 31, 2003, MBS with a carrying value of approximately $2.485 billion have been pledged as collateral under the reverse repurchase agreements.

At March 31, 2003, the repurchase agreements had the following remaining maturities:

Less than 3 months	20%
3 months to less than 1 year	71%
1 year to less than 2 years	9%
2 years to less than 3 years	0%
Greater than 3 years	0%

100%

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Note 4.    Transactions with Affiliates

Management Fees and Merger with the Manager

From the time of its inception through June 13, 2002, the Company was externally managed by the Manager pursuant to the Management Agreement. As an externally managed company, the Company had no employees of its own and relied on the Manager to conduct its business and operations.

Under the terms of the Management Agreement, the Company paid the Manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the Management Agreement), plus 0.8% of the portion above $300 million. In addition to the base management fee, the Manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of taxable net income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%. For the quarter ended March 31, 2002, the Company paid the Manager $208,000 in base management fees and $728,000 in incentive compensation.

On June 13, 2002, the Manager merged with and into the Company pursuant to the Merger. The shareholder of the Manager, a trust controlled by Lloyd McAdams, the Company’s President, Chairman and Chief Executive Officer, and Heather U. Baines, one of the Company’s Executive Vice Presidents, received 240,000 shares of the Company’s common stock as merger consideration, which was worth approximately $3.2 million based on the closing price of the Company’s common stock on June 13, 2002. As a result of the Merger, the Company is now an internally managed company, and certain employees of the Manager have become employees of the Company. As a condition to the Merger, the Company entered into direct employment contracts with Lloyd McAdams, Heather U. Baines and Joseph E. McAdams, adopted an incentive compensation plan for key employees, increased the size of its 1997 Stock Option and Awards Plan and provided for future automatic increases in the size of that plan. Upon the closing of the Merger, the Management Agreement terminated.

The market value of the Company’s common stock issued, valued as of the consummation of the Merger, in excess of the fair value of the net tangible assets acquired, was accounted for as a non-cash charge to operating income in 2002. Since the Company did not acquire tangible net assets from the Manager in the merger, the non-cash charge equaled the value of the consideration paid in the Merger, which was approximately $3.2 million. This non-cash charge did not reduce the Company’s taxable income of which at least 90% must be paid as dividends to stockholders to maintain the Company’s status as a REIT. It did, however, reduce the Company’s reportable net income in the quarter ended June 30, 2002. In addition, the Company incurred $295,000 in merger related expenses.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

The percentage of taxable net income in excess of the Threshold Return earned under the plan by all employees is calculated based on the Company’s quarterly average net worth as defined in the Incentive Compensation Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million;

•	5% for the average net worth in excess of $200 million.

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended March 31, 2003, eligible employees under the 2002 Incentive Compensation Plan earned $1.2 million in incentive compensation.

Employment Agreements

Upon the closing of the Merger, the Company assumed the existing employment agreements of Lloyd McAdams, Heather U. Baines and Joseph E. McAdams. Such agreements were modified by the addenda entered into between the Company and each of the executives as described below. Pursuant to the terms of the employment agreements, Lloyd McAdams serves as the Company’s President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as the Company’s Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as the Company’s Executive Vice President. Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of the Company’s book value, not to exceed $250,000. Joseph E. McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of the Company’s book value, not to exceed $250,000. Heather U. Baines receives a $50,000 annual base salary.

These employment agreements, as modified by the addenda, also have the following provisions:

•	the three executives are entitled to participate in the 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the plan, and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of Company common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of the Company’s shares, the three executives are entitled to piggyback registration rights in connection with such offering;

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the effective date of the merger; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

The value of the 60,000 shares of restricted stock issued to the above executives, in connection with the 2002 Incentive Compensation Plan, is reflected on the Company’s balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company. Under the sublease, the Company leases 5,500 square feet of office space from PIA and pays at a rate equal to PIA’s obligation, currently $44.04 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the first quarter of 2003, the Company paid $60,555 rent to PIA under the sublease which is included in Other Expenses on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2003	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$188,925	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,473,790

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $42,921 paid to PIA in connection with this agreement.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Note 5.    1997 Stock Option Plan

The Company’s 1997 Stock Option and Awards Plan (the “1997 Stock Option Plan”) authorizes the grant of options and other awards to purchase an aggregate of up to 1,800,000 of the outstanding shares of the Company’s common stock. The 1997 Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, dividend equivalent rights and stock appreciation rights. The exercise price for any option granted under the 1997 Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of March 31, 2003, 819,104 shares remained available for future issuance under the 1997 Stock Option Plan through any combination of stock options or other awards. The share reserve under the 1997 Stock Option Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of the Company’s common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

For the quarter ended March 31, 2003, the Company recorded no compensation expense associated with the 1997 Stock Option Plan.

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board Opinion No. 25 and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in FAS No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

(in thousands except per share amounts)	2003	2002
Net income, as reported	$11,822	$4,115

Deduct: Total stock-based compensation expense determined under the intrinsic value based method for all awards, net of related taxes	$—	$—

Pro forma net income	$11,822	$4,115

Basic income per share, as reported	$0.46	$0.45

Pro forma basic income per share	$0.46	$0.45

Diluted income per share, as reported	$0.46	$0.45

Pro forma diluted income per share	$0.46	$0.45

Note 6.    Fair Values of Financial Instruments

MBS and other marketable securities are reflected in the financial statements at estimated fair value. Management bases its fair value estimates for MBS and other marketable securities primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. The fair value reported, however, reflects estimates and may not necessarily be indicative of the amounts the Company could realize in a current market exchange. Cash and cash equivalents, interest receivable, reverse repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the short-term nature of these instruments.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Note 7.    Common Stock

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”) offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of May 14, 2003, $275.7 million remained available for issuance under the registration statement.

In December 2002, the Company entered into a sales agreement with Cantor Fitzgerald & Co., (“Cantor”), to sell up to 4,800,000 shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. Commencing February 10, 2003 through the quarter ended March 31, 2003, the Company sold 742,940 shares under the controlled equity offering program, which provided net proceeds of approximately $9.0 million. Cantor received an aggregate of approximately $278,000, which represents a commission of 3% on the gross sales price per share of the sales under the sales agreement through March 31, 2003.

In September of 1999, the Company filed its Dividend Reinvestment and Direct Stock Purchase Plan with the SEC. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common stock. The plan was amended in June 2002 and December 2002 to increase the number of shares available thereunder. During the three month period ended March 31, 2003, the Company issued 470,006 shares of common stock under the plan, resulting in proceeds to the Company of approximately $5.4 million.

Note 8.    Subsequent Events

On April 17, 2003, the Company declared a dividend of $0.45 per share which is payable on May 15, 2003 to holders of record as of the close of business on May 1, 2003.

In April 2003, the Company received approval to list its common stock for trading on the New York Stock Exchange, and on May 9, 2003, the Company’s common stock begin trading on the New York Stock Exchange under the symbol “ANH” and was de-listed from the American Stock Exchange.

On May 14, 2003, the Company completed a follow-on offering of its common stock, $0.01 par value. The Company issued 3,850,000 shares of common stock pursuant to a public offering at a price of $14.10 per share and received net proceeds of approximately $51.0 million, net of underwriting discount of $0.7755 per share and other offering expenses.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 30, 2002, as amended, that discuss our business in greater detail.

This Report contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of March 31, 2003, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of March 31, 2003, greater than 99% of our 2002 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Results Of Operations

Three Months Ended March 31, 2003 Compared to March 31, 2002

For the three months ended March 31, 2003, our net income was $11,822,000, or $0.46 per diluted share, based on an average of 25,926,000 shares outstanding. For the three months ended March 31,2002, our net income was $4,115,000, or $0.45 per diluted share, based on an average of 9,107,000 shares outstanding.

Net interest income for the three months ended March 31, 2003 totaled $13,117,000, or 56% of total interest income, compared to $4,918,000, or 62% of total interest income, for the three months ended March 31, 2002. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense compared to last year. Also, during the three months ended March 31, 2003, we realized a gain on the sale of assets in the amount of $652,000, or 2.8% of total interest income, compared to a gain on sale of $223,000, or 2.8% of total interest income, realized during the three months ended March 31, 2002.

For the three months ended March 31, 2003, our operating expenses increased to $1,947,000, or 8.3% of total interest income, from $1,026,000, or 13% of total interest income, for the three months ended March 31, 2002. This increase, in absolute dollars, was due primarily to an increase in the incentive compensation and general administrative expenses. Operating expenses, however, as a percentage of total interest income, decreased.

For the three months ended March 31, 2003, the constant prepayment rate (“CPR”) of all our MBS was 34.8%. The CPR of adjustable-rate MBS was 31%, the CPR of adjustable-rate hybrid MBS was 41.5%, and the CPR of fixed-rate MBS was 16.2%.

Financial Condition

At March 31, 2003, we held mortgage assets of $2,780 million at amortized cost, consisting primarily of $2,381 million of adjustable-rate mortgage-backed securities, $67 million of floating rate CMOs and $332 million of fixed-rate mortgage-backed securities. This amount represents an approximate 15.9% increase over the $2,398 million held at December 31, 2002. At March 31, 2003, we were well within our asset allocation guidelines, since 100% of total assets were mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 37.3% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining consisted of 55.3% of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 7.4% invested in 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage-backed securities at fair value owned at March 31, 2003 and December 31, 2002, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2003		At December 31, 2002
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
FNMA	$1,995,706	70.9%	$1,631,425	67.1%
FHLMC	666,527	23.7%	651,645	26.8%
GNMA	152,772	5.4%	147,033	6.1%

Total Portfolio	$2,815,005	100%	$2,430,103	100%

The following table classifies our portfolio of mortgage-backed securities owned at March 31, 2003 and December 31, 2002, by type of interest rate index (dollar amounts in thousands):

	At March 31, 2003		At December 31, 2002
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	67,596	2.4%	$77,055	3.2%
Six-month LIBOR	17,140	0.6%	17,614	0.7%
One-year LIBOR	837,462	29.7%	613,325	25.2%
Six-month Certificate of Deposit	1,037	0.1%	1,239	0.1%
One-year Constant Maturity Treasury	1,543,851	54.8%	1,370,783	56.4%
Cost of Funds Index	10,333	0.4%	11,313	0.5%
Fixed-rate	337,586	12.0%	338,774	13.9%

Total Portfolio	$2,815,005	100%	$2,430,103	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our mortgage-backed securities portfolio had a weighted average coupon of 5.56% as of March 31, 2003. The average coupon of the adjustable-rate securities was 4.95%, the hybrid average coupon was 4.72%, the CMO FRN average coupon was 2.11% and the average coupon of the fixed-rate securities was 6.11%.

At March 31, 2003, the unamortized net premium paid for our mortgage-backed securities was $72.6 million.

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

As of March 31, 2003, the average amortized cost of our mortgage-related assets was 102.68%, the average amortized cost of the adjustable-rate securities was 102.75% and the average amortized cost of the fixed-rate securities was 102.15%. As of March 31, 2003, the average interest rate on outstanding repurchase agreements was 1.64% and the average days to maturity was 209 days.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate these transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. We did not enter into any derivative transactions, nor were any outstanding, during the three month period ending March 31, 2003.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $2,485 million at March 31, 2003. Our other significant source of funds for the three months ended March 31, 2003 consisted of payments of principal from our mortgage securities portfolio in the amount of $260.7 million.

For the three months ended March 31, 2003, we had raised approximately $5.4 million in capital under our dividend reinvestment and direct stock purchase plan.

In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one to twenty–four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

As of March 31, 2003, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty–four months. On March 31, 2003, we had borrowing arrangements with 16 different financial institutions and had borrowed funds under repurchase agreements with 15 of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended

March 31, 2003, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

From time to time, we raise additional equity dependent upon market conditions and other factors. We completed a public offering in February 2002 that raised approximately $40 million in net proceeds. We completed an additional public offering on June 26, 2002 that raised approximately $126 million in net proceeds. We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 that was initially declared effective by the Securities and Exchange Commission in September 2002. The registration statement was subsequently amended and the post-effective amendment was declared effective in January 2003.

In December 2002, we entered into a sales agreement with Cantor to sell up to 4,800,000 shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our shareholders. Through March 31, 2003, we sold 742,940 shares under the controlled equity offering program, which provided net proceeds of approximately $9 million. The sales agent received an aggregate of approximately $278,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through March 31, 2003.

Stockholders’ Equity

We use available-for-sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available-for-sale treatment, our equity base at March 31, 2003 was $293 million, or $11.03 per share. The impact, however, of the $0.45 per share dividend declared on April 17, 2003 will reduce book value to approximately $10.58 per share.

With our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss), unrealized gain (loss) on available-for-sale securities.” Accumulated other comprehensive income, unrealized gain on available-for-sale securities was $15.7 million, or 0.56% greater than the amortized cost of mortgage-backed securities at March 31, 2003.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends. Specifically, positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the fair value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on March 31, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 20 months, while our borrowings had a weighted average term to next rate adjustment of 209 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On March 31, 2003, 12% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On March 31, 2003, approximately 99.9% of our mortgage-backed securities were acquired at a premium.

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

Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On March 31, 2003, approximately 86% of our mortgage-backed securities were adjustable-rate securities.

Our leveraging strategy increases the risks of our operations.

We generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deteriorations in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of the mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be negatively affected, which would jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include

Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, and Evangelos Karagiannis, Vice President. The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

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

Our mortgage-backed securities have primarily been agency certificates that, although not rated, carry an implied “AAA” rating. Agency certificates are mortgage-backed securities where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Freddie Mac and Fannie Mae are government-sponsored enterprises and securities guaranteed by these entities are not guaranteed by the United States government. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality mortgage-backed securities. If we acquire mortgage-backed securities of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities or the securities of Fannie Mae and Freddie Mac.

Risks Related to REIT Compliance and Other Matters

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the Code), and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

As of March 31, 2003, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$337,586	12.0%	$—	0%
Adjustable-Rate Investments/ Obligations:
Less than 3 months	169,093	6.0%	508,871	20%
Greater than 3 months and less than 1 year	755,707	26.8%	1,756,443	71%
Greater than 1 year and less than 2 years	320,451	11.4%	222,100	9%
Greater than 2 years and less than 3 years	1,050,459	37.3%	—	0%
Greater than 3 years and less than 5 years	181,709	6.5%	—	0%

Total	$2,815,005	100%	$2,485,414	100%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 20 months, while our borrowings had a weighted average term to next rate adjustment of 209 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as it matures. There can be no assurance that we will always be able to roll over our short-term debt.

At March 31, 2003, we had unrestricted cash of $229,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Net Assets
-2.0%	-74.0%	0.3%
-1.0%	-44.8%	0.7%
0%	--	--
1.0%	39.4%	-1.2%
2.0%	41.2%	-3.2%

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

(d)  None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

On April 17, 2003, we declared a dividend of $0.45 per share which is payable on May 15, 2003 to holders of record as of the close of business on May 1, 2003.

In April 2003, we received approval to list our common stock for trading on the New York Stock Exchange, and on May 9, 2003, our common stock begin trading on the New York Stock Exchange under the symbol “ANH” and was de-listed from the American Stock Exchange.

On May 14, 2003, we completed a follow-on offering of common stock, $0.01 par value. We issued 3,850,000 shares of common stock pursuant to a public offering at a price of $14.10 per share and received net proceeds of approximately $51.0 million, net of underwriting discount of $0.7755 per share and other offering expenses.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(2)	Specimen Preferred Stock certificate

10.1	(3)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(3)	2002 Incentive Compensation Plan

10.4	(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(5)	Employment Agreement dated January 1, 2002, between the Manager and E. McAdams

10.8	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(6)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.14	(7)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.15	(8)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.16	(8)	Deferred Compensation Plan

99.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(7)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

(b)  Reports on Form 8-K.    We filed the following current reports on Form 8-K during the quarter ended March 31, 2003:

•	On February 5, 2003, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed our fourth quarter 2002 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

By:	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated:    May 15, 2003

By:	/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)

Dated:    May 15, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003	/s/ JOSEPH LLOYD MCADAMS
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

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)

Dated: May 15, 2003

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(2)	Specimen Preferred Stock certificate

10.1	(3)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(3)	2002 Incentive Compensation Plan

10.4	(3)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(5)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(5)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(5)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(5)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(5)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(5)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(6)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.14	(7)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.15	(8)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.16	(8)	Deferred Compensation Plan

99.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(3)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(7)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.
(8)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.