Form 10-Q
period 2003-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2003-08-08
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

As of August 7, 2003, the Registrant had 33,238,817 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Mortgage-backed securities at fair market value	$3,444,182	$2,430,103
Cash and cash equivalents	267	906
Interest receivable	13,878	11,673
Prepaid expenses and other	674	1,202

	$3,459,001	$2,443,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Reverse repurchase agreements	$3,008,008	$2,153,870
Payable for purchase of mortgage-backed securities	70,681	—
Accrued interest payable	10,848	9,944
Dividends payable	—	12,673
Accrued expenses and other	1,554	1,875

	3,091,091	2,178,362

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 32,878 and 25,396 issued and 32,828 and 25,346 outstanding respectively	328	253
Additional Paid in Capital	354,339	256,610
Accumulated other comprehensive income consisting of unrealized gains on available-for-sale securities	6,369	14,860
Retained earnings (deficit)	7,818	(5,218)
Unearned restricted stock	(715)	(754)
Treasury stock at cost (50 shares)	(229)	(229)

	367,910	265,522

	$3,459,001	$2,443,884

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Interest income net of amortization of premium and discount	$24,370	$12,217	$47,697	$20,142
Interest expense	(10,802)	(5,114)	(21,013)	(8,121)

Net interest income	13,568	7,103	26,684	12,021

Gain on sale of securities	2,140	1,433	2,791	1,656
Expenses:
External base management fee	—	(192)	—	(400)
External incentive fee	—	(1,013)	—	(1,741)
Compensation and benefits	(361)	(18)	(747)	(18)
Incentive compensation	(1,188)	(324)	(2,406)	(324)
Cost incurred in acquiring external manager (Note 4)	—	(3,180)	—	(3,180)
Other expenses	(587)	(120)	(928)	(210)

Total expenses	(2,136)	(4,847)	(4,081)	(5,873)

Net income	$13,572	$3,689	$25,394	$7,804

Basic earnings per share	$0.45	$0.29	$0.91	$0.71

Average number of shares outstanding	29,925	12,733	27,861	10,974

Diluted earnings per share	$0.45	$0.29	$0.91	$0.71

Average number of diluted shares outstanding	30,147	12,823	28,052	11,041

Dividends declared per share	$0.45	$1.00	$0.45	$1.00

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Compre- hensive Income	Total
Balance, December 31, 2002	25,346	$253	$256,610	$14,860	$(5,218)	$(754)	$(229)		$265,522
Issuance of common stock	1,213	12	14,623						14,635
Available-for-sale securities, fair value adjustment				836				836	836
Net income					11,822			11,822	11,822

Total comprehensive income								12,658

Amortization of restricted stock						20			20

Balance, March 31, 2003	26,559	$265	$271,233	$15,696	$6,604	$(734)	$(229)		$292,835

Issuance of common stock	6,269	63	83,106						83,169
Available-for-sale securities, fair value adjustment				(9,327)				(9,327)	(9,327)
Net income					13,572			13,572	13,572

Total comprehensive income								4,245

Amortization of restricted stock						19			19
Dividends declared – 0.45/share					(12,358)				(12,358)

Balance, June 30, 2003	32,828	$328	$354,339	$6,369	$7,818	$(715)	$(229)		$367,910

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002
Operating Activities:
Net income	$13,572	$3,689	$25,394	$7,804
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums	9,223	2,336	16,020	3,865
Gain on sales	(2,140)	(1,433)	(2,791)	(1,656)
Non-cash portion of cost incurred in acquiring external manager	—	3,180	—	3,180
Amortization of restricted stock	19	—	39	—
Increase in interest receivable	(1,406)	(3,362)	(2,205)	(6,823)
Decrease (increase) in prepaid expenses and other	819	72	528	(34)
Increase in accrued interest payable	2,840	2,045	904	2,889
(Decrease) increase in accrued expenses and other	(442)	624	(321)	1,008

Net cash provided by operating activities	22,485	7,151	37,568	10,233
Investing Activities:
Available-for-sale securities:
Purchases	(1,083,708)	(991,013)	(1,727,585)	(1,524,229)
Proceeds from sales	109,687	108,118	143,607	109,061
Principal payments	358,169	83,493	618,860	131,809

Net cash used in investing activities	(615,852)	(799,402)	(965,118)	(1,283,359)
Financing Activities:
Net borrowings from reverse repurchase agreements	522,594	633,206	854,138	1,124,230
Proceeds from common stock issued, net	83,169	128,806	97,804	168,958
Dividends paid	(12,358)	(6,099)	(25,031)	(7,428)

Net cash provided by financing activities	593,405	755,913	926,911	1,285,760

Net increase (decrease) in cash and cash equivalents	38	(36,338)	(639)	12,634
Cash and cash equivalents at beginning of period	229	49,262	906	290

Cash and cash equivalents at end of period	$267	$12,924	$267	$12,924

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,963	$2,225	$20,109	$4,388
Supplemental Disclosure of Investing and Financing Activities:
Mortgage securities purchased, not yet settled	$70,681	$21,560	$70,681	$21,560
Common stock issued to acquire external manager	—	$3,180	—	$3,180
Restricted stock issued	—	$794	—	$794

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

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

Derivative Financial Instruments

The Company periodically enters into derivative transactions, in the form of forward purchase commitments, which are intended to hedge its exposure to rising interest rates on funds borrowed to finance its investments in securities. The Company has designated these transactions as cash flow hedges. The Company also enters into derivative transactions in the form of forward purchase commitments, which are not designated as hedges.

When the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company also documents its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively. As of June 30, 2003, the Company had no derivative instruments outstanding.

Credit Risk

At June 30, 2003, the Company had limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA MBS securities are guaranteed by those respective agencies. At June 30, 2003, over 99.9% of the Company’s mortgage-backed securities had an implied “AAA” rating.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company follows the disclosure requirements of FAS 123 in “Note 5”.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended June 30, 2003
Basic EPS	$13,572	29,925	$0.45
Effect of dilutive securities: Stock options		222

Diluted EPS	$13,572	30,147	$0.45

For the three months ended June 30, 2002
Basic EPS	$3,689	12,733	$0.29
Effect of dilutive securities: Stock options		90

Diluted EPS	$3,689	12,823	$0.29

For the six months ended June 30, 2003
Basic EPS	$25,394	27,861	$0.91
Effect of dilutive securities: Stock options		191

Diluted EPS	$25,394	28,052	$0.91

For the six months ended June 30, 2002
Basic EPS	$7,804	10,974	$0.71
Effect of dilutive securities: Stock options		67

Diluted EPS	$7,804	11,041	$0.71

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

Recent Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the required disclosures are included in these notes to consolidated financial statements. The provisions for initial recognition

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Management believes that adoption will not have a material impact on its results of operations and financial position.

In December 2002, the FASB issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”). FAS 148 amends FAS 123 by providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. FAS 148 did not have a significant impact on the Company.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46”) in an effort to improve financial reporting by achieving more consistent application of consolidation policies to variable interest entities (“VIEs”). VIEs, as defined in FIN 46, were often referred to as special purpose entities in the past. In general, VIEs lack substantial equity or substance as an equity. Their risks and returns generally inure to those other than the holders of the VIE’s equity (who are referred to as “primary beneficiaries”). VIEs are required to be consolidated by their primary beneficiaries. As of June 30, 2003, the Company did not have any interests in VIEs and does not believe that the provisions of FIN 46 will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Statement No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in an effort to establish standards for classification and measurements of those financial instruments. It requires that an issuer classify a financial instrument within its scope as a liability. Many of those instruments, as stated in FAS 150, were previously classified as equity. This statement is effective at the beginning of the first interim period commencing after June 15, 2003. As of June 30, 2003, the Company does not believe that the provisions of FAS 150 will have a material effect on the Company’s financial statements.

NOTE 2.    MORTGAGE-BACKED SECURITIES

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of June 30, 2003, which are carried at their fair value (amounts in thousands):

	Government National Mortgage Corporation	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total MBS Assets
Amortized cost	$179,956	$756,670	$2,478,085	$3,414,711
Paydowns receivable	—	23,102	—	23,102
Unrealized gains	666	2,967	8,313	11,946
Unrealized losses	(47)	(1,434)	(4,096)	(5,577)

Fair value	$180,575	$781,305	$2,482,302	$3,444,182

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s securities at their fair value as of June 30, 2003 and December 31, 2002 (amounts in thousands):

June 30, 2003

	ARMs	Hybrids	Fixed	Floating Rate CMO	Total
Amortized cost	$818,935	$2,172,815	$369,280	$53,681	$3,414,711
Paydowns receivable	8,662	14,440	—	—	23,102
Unrealized gains	2,024	6,225	3,643	54	11,946
Unrealized losses	(1,736)	(1,975)	(1,502)	(364)	(5,577)

Fair value	$827,885	$2,191,505	$371,421	$53,371	$3,444,182

December 31, 2002

	ARMs	Hybrids	Fixed	Floating Rate CMO	Total
Amortized cost	$954,505	$1,110,088	$333,381	$—	$2,397,974
Paydowns receivable	8,960	8,309	—	—	17,269
Unrealized gains	2,235	8,420	5,393	—	16,048
Unrealized losses	(1,030)	(158)	—	—	(1,188)

Fair value	$964,670	$1,126,659	$338,774	$—	$2,430,103

During the three months ended June 30, 2003, the Company sold approximately $105.3 million of its available-for-sale MBS for a net realized gain of approximately $2.1 million.

During the three months ended June 30, 2002, the Company sold approximately $107 million of its available-for-sale MBS for a net realized gain of approximately $1.4 million.

At June 30, 2003, the Company had commitments to purchase $71 million of MBS. Included in unrealized gains and losses in the above tables are unrealized losses on those purchase agreements of $57,000.

NOTE 3.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”). At June 30, 2003, the Company’s reverse repurchase agreements had a weighted average term to maturity of 210 days and a weighted average borrowing rate of 1.48%. At June 30, 2003, MBS with a carrying value of approximately $3.039 billion have been pledged as collateral under the reverse repurchase agreements.

At June 30, 2003, the repurchase agreements had the following remaining maturities:

Less than 3 months	31%
3 months to less than 1 year	59%
1 year to less than 2 years	9%
2 years to less than 3 years	1%
Greater than 3 years	—

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

Under the terms of the Management Agreement, the Company paid the Manager an annual base management fee equal to 1% of the first $300 million of average net invested assets (as defined in the Management Agreement), plus 0.8% of the portion above $300 million. In addition to the base management fee, the Manager received as incentive compensation for each fiscal quarter an amount equal to 20% of the amount of taxable net income of the Company, before incentive compensation, for such fiscal quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%. For the quarter ended June 30, 2002, the Company paid the Manager $208,000 in base management fees. The Company paid the Manager $728,000 in incentive compensation for the quarter ended June 30, 2002.

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

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended June 30, 2003, eligible employees under the 2002 Incentive Compensation Plan earned $1.19 million in incentive compensation.

Employment Agreements

Upon the closing of the Merger, the Company assumed the existing employment agreements of Lloyd McAdams, Heather U. Baines and Joseph McAdams. Such agreements were modified by the addenda entered into between the Company and each of the executives as described below. Pursuant to the terms of the employment agreements, Lloyd McAdams serves as the Company’s President, Chairman and Chief Executive Officer, Joseph McAdams serves as the Company’s Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as the Company’s Executive Vice President. Heather U. Baines receives a $50,000 annual base salary, Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of the Company’s book value, not to exceed $250,000. Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of the Company’s book value, not to exceed $250,000.

These employment agreements, as modified by the addenda, also have the following provisions:

•	the three executives are entitled to participate in the 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joe McAdams is entitled to 25% of all amounts paid under the plan, and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of the Company’s common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of the Company’s shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years following the effective date of the merger; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

The value of the 54,000 unvested shares of restricted stock issued to the above executives, in connection with the 2002 Incentive Compensation Plan, is reflected on the Company’s balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company. Under the sublease, the Company leases 5,500 square feet of office space from PIA and pays at a rate equal to PIA’s obligation, currently $44.04 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the second quarter of 2003, the Company paid $60,555 rent to PIA under the sublease which is included in Other Expenses on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2003	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$128,370	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,413,235

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $45,310 paid to PIA in connection with this agreement.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

NOTE 5.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Option Plan”) which authorizes the grant of options to purchase an aggregate of up to 1.8 million of the outstanding shares of the Company’s common stock. The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (“ISOs”) as defined under section 422 of the Code, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of June 30, 2003, 397,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The share reserve under the Stock Option Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

For the quarter ended June 30, 2003, the Company recorded no compensation expense associated with the Stock Option Plan.

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended June 30:

(in thousands except per share amounts)	2003	2002
Net income, as reported	$13,572	$3,689
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	$0	$0

Pro forma net income	$13,572	$3,689
Basic income per share, as reported	$0.45	$0.29
Pro forma basic income per share	$0.45	$0.29
Diluted income per share, as reported	$0.45	$0.29
Pro forma diluted income per share	$0.45	$0.29

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    COMMON STOCK

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of June 30, 2003, $264.0 million remained available for issuance under the registration statement.

On May 14, 2003, we completed a follow-on offering of our common stock. We issued 4,427,500 shares of common stock pursuant to a public offering at a price of $14.10 per share and received net proceeds of $59.0 million, net of underwriting discount of $0.7755 per share and other offering expenses.

In December 2002, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been and will be made by means of ordinary brokers’ transactions on the American Stock Exchange at market prices and through privately negotiated transactions. Commencing February 10, 2003 through the quarter ended June 30, 2003, the Company sold 1.6 million shares under the controlled equity offering program, which provided net proceeds to the Company of approximately $20.7 million. Cantor received an aggregate of approximately $641,000, which represents a commission of 3% on the gross sales price per share of the sales under the sales agreement through June 30, 2003.

In September 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common stock. The plan was amended in June 2002 and December 2002 to increase the number of shares available thereunder. During the three month period ended June 30, 2003, the Company issued 953,103 shares of common stock under the plan, resulting in proceeds to the Company of approximately $12.6 million.

NOTE 8.    SUBSEQUENT EVENTS

On July 17, 2003, the Company declared a dividend of $0.45 per share which is payable on August 11, 2003 to holders of record as of the close of business on July 28, 2003. The ex-dividend date was July 24, 2003.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2002 and our Registration Statement on Form S-3 filed with the SEC on August 30, 2002, as amended, that discuss our business in greater detail.

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

Our accounting policies are described in Note 1 to our financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method, which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for estimated prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Valuation of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of June 30, 2003, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of June 30, 2003, greater than 99% of our 2002 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Results Of Operations

Three Months Ended June 30, 2003 Compared to June 30, 2002

For the three months ended June 30, 2003, our net income was $13,572,000, or $0.45 per diluted share, based on an average of 30,147,000 shares outstanding. For the three months ended June 30, 2002, our net income was $3,689,000, or $0.29 per diluted share, based on an average of 12,823,000 shares outstanding.

Net interest income for the three months ended June 30, 2003 totaled $13,568,000 or 55.7% of total interest income, compared to $7,103,000, or 58% of total interest income, for the three months ended June 30, 2002. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense compared to last year. Also, during the three months ended June 30, 2003, we realized gains on the sale of assets in the amount of $2,140,000, or 8.8% of total interest income, compared to gains on sale of $1,433,000, or 11.7% of total interest income, realized during the three months ended June 30, 2002.

For the three months ended June 30, 2003, our operating expenses increased to $2,135,000, or 8.8% of total interest income, from $1,667,000, excluding $3,180,000 cost incurred in acquiring external manager, or 13.6% of total interest income, for the three months ended June 30, 2002. This increase, in absolute dollars, was due primarily to an increase in the incentive compensation and general administrative expenses. Operating expenses, however, as a percentage of total interest income, decreased.

For the three months ended June 30, 2003, the constant prepayment rate (“CPR”) of all our MBS was 40%. The CPR of adjustable-rate MBS was 33.3%, the CPR of adjustable-rate hybrid MBS was 44.8%, and the CPR of fixed-rate MBS was 25.4%.

Six Months Ended June 30, 2003 Compared to June 30, 2002

For the six months ended June 30, 2003, our net income was $25,394,000, or $0.91 per diluted share, based on an average of 28,052,000 shares outstanding. For the six months ended June 30, 2002, our net income was $7,804,000, or $0.71 per diluted share, based on an average of 11,041,000 shares outstanding.

Net interest income for the six months ended June 30, 2003 totaled $26,684,000, or 56% of total interest income, compared to $12,021,000, or 60% of total interest income, for the six months ended June 30, 2002. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in an increase in our income and interest expense compared to last year. Also, during the six months ended June 30, 2003, we realized a gain on the sale of assets in the amount of $2,791,000, or 5.9% of total interest income, compared to a gain on sale of $1,656,000, or 8.2% of total interest income, realized during the six months ended June 30, 2002.

For the six months ended June 30, 2003, our operating expenses increased to $4,081,000, or 8.6% of total interest income, from $2,693,000, excluding cost of $3,180,000, incurred in acquiring internal manager, or 13.4% of total interest income, for the six months ended June 30, 2002. This increase, in absolute dollars, was due primarily to an increase in the incentive compensation and general administrative expenses. Operating expenses, however, as a percentage of total interest income, decreased.

Financial Condition

At June 30, 2003, we held mortgage assets of approximately $3.4 billion at amortized cost, consisting primarily of $2.9 billion of adjustable-rate mortgage-backed securities, $54 million of floating rate CMOs and $369 million of fixed-rate mortgage-backed securities. This amount represents an approximate 42% increase over the $2.4 billion held at December 31, 2002. At June 30, 2003, we were well within our asset allocation guidelines, since 100% of total assets were mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 28.7% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining consisted of 65.4% of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 5.9% invested in 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage-backed securities at fair value owned at June 30, 2003 and December 31, 2002, classified by type of issuer (dollar amounts in thousands):

	At June 30, 2003		At December 31, 2002
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
FNMA	$2,482,302	72.1%	$1,631,425	67.1%
FHLMC	781,305	22.7%	651,645	26.8%
GNMA	180,575	5.2%	147,033	6.1%

Total Portfolio	$3,444,182	100%	$2,430,103	100%

The following table classifies our portfolio of mortgage-backed securities owned at June 30, 2003 and December 31, 2002, by type of interest rate index (dollar amounts in thousands):

	At June 30, 2003		At December 31, 2002
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$53,479	1.5%	$77,055	3.2%
Six-month LIBOR	16,657	0.5%	17,614	0.7%
One-year LIBOR	1,317,928	38.3%	613,325	25.2%
Six-month Certificate of Deposit	927	0.0%	1,239	0.1%
One-year Constant Maturity Treasury	1,674,244	48.6%	1,370,783	56.4%
Cost of Funds Index	9,526	0.3%	11,313	0.5%
Fixed-rate	371,421	10.8%	338,774	13.9%

Total Portfolio	$3,444,182	100%	$2,430,103	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our mortgage-backed securities portfolio had a weighted average coupon of 4.4% as of June 30, 2003. The average coupon of the adjustable-rate securities was 4.72%, the hybrid average coupon was 4.34%, the CMO floaters average coupon was 2.01% and the average coupon of the fixed-rate securities was 5.77%.

At June 30, 2003, the unamortized net premium paid for our mortgage-backed securities was $91.6 million.

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

As of June 30, 2003, the average amortized cost of our mortgage-related assets was 102.75%, the average amortized cost of the adjustable-rate securities was 102.76% and the average amortized cost of the fixed-rate securities was 102.64%. As of June 30, 2003, the average interest rate on outstanding repurchase agreements was 1.48% and the average days to maturity was 210 days.

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions, coupled with the low level of interest rates at June 30, 2003, a declining interest rate scenario is likely to accelerate amortization of premiums paid on securities resulting in lower net income and a higher value of our assets. Conversely, a rising interest rate scenario is likely to result in higher net income and a lower value of our assets.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. We did not enter into any derivative transactions, nor were any outstanding, during the six month period ending June 30, 2003.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $3,008 million at June 30, 2003. Our other significant source of funds for the six months ended June 30, 2003 consisted of payments of principal from our mortgage securities portfolio in the amount of $618.9 million.

For the six months ended June 30, 2003, we had raised approximately $18 million in capital under our dividend reinvestment and direct stock purchase plan.

In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

As of June 30, 2003, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty-four months. On June 30, 2003, we had borrowing arrangements with 16 different financial institutions and had borrowed funds under repurchase agreements with 15 of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended June 30, 2003, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

From time to time, we raise additional equity depending upon market conditions and other factors. We completed a public offering in February 2002 that raised approximately $40 million in net proceeds. We completed an additional public offering in June 2002 that raised approximately $126 million in net proceeds.

We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 that was initially declared effective by the Securities and Exchange Commission in September 2002. The registration statement was subsequently amended and the post-effective amendment was declared effective in January 2003. We completed a public offering pursuant to that registration statement in May 2003 that raised approximately $59 million in net proceeds.

In December 2002, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and more recently on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our shareholders. Through June 30, 2003, we sold 1.6 million shares under the controlled equity offering program, which provided net proceeds to us of approximately $20.7 million. The sales agent received an aggregate of approximately $641,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through June 30, 2003.

Stockholders’ Equity

We use available-for-sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available-for-sale treatment, our equity base at June 30, 2003 was $368 million, or $11.21 per share. The impact, however, of the $0.45 per share dividend declared on July 17, 2003 will reduce book value to approximately $10.75 per share.

With our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss), unrealized gain (loss) on available-for-sale securities.” Accumulated other comprehensive income, unrealized gain on available-for-sale securities was $6.4 million, or 0.19% greater than the amortized cost of mortgage-backed securities at June 30, 2003.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on June 30, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 24 months, while our borrowings had a weighted average term to next rate adjustment of 210 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On June 30, 2003, 10.8% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On June 30, 2003, approximately 99.9% of our mortgage-backed securities were acquired at a premium.

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

Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On June 30, 2003, approximately 89% of our mortgage-backed securities were adjustable-rate securities.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, Evangelos Karagiannis, Vice President, and Bistra Pashamova, Vice President. The loss of any key person could harm our entire business, financial condition, cash flow and results of operations.

Our officers devote a portion of their time to another company in capacities that could create conflicts of interest that may adversely affect our investment opportunities; this lack of a full-time commitment could also adversely affect our operating results.

Lloyd McAdams, Joseph McAdams, Evangelos Karagiannis, Bistra Pashamova and others are involved in investing both our assets and approximately $4 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through Pacific Income Advisers, Inc., or PIA. A trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA. These multiple responsibilities may create conflicts of interest if these officers are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-backed securities. Hybrid mortgages are adjustable-rate mortgages that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

As of June 30, 2003, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$371,421	10.8%	$—	0%
Adjustable-Rate Investments/ Obligations:
Less than 3 months	133,631	3.9%	365,164	12%
Greater than 3 months and less than 1 year	747,625	21.7%	2,379,619	79%
Greater than 1 year and less than 2 years	388,493	11.3%	263,225	9%
Greater than 2 years and less than 3 years	1,272,542	36.9%	—	0%
Greater than 3 years and less than 5 years	530,470	15.4%	—	0%

Total	$3,444,182	100%	$3,008,008	100%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 24 months, while our borrowings had a weighted average term to next rate adjustment of 210 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as it matures. There can be no assurance that we will always be able to roll over our short-term debt.

At June 30, 2003, we had unrestricted cash of $267,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net income and net assets as more fully discussed below based on investments in place on June 30, 2003, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Net Assets
-2.0%	-98%	0.5%
-1.0%	-55%	0.8%
0%	—	—
1.0%	44%	-1.7%
2.0%	53%	-4.1%

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

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions coupled with the low level of interest rates at June 30, 2003, the interest rate shocks presented in the above table would cause net income to decrease under each of the declining interest rate shock scenarios presented. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 37% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at June 30, 2003. Actual results could differ significantly from those estimated in the table.

Item 4.    Controls and Procedures

(a)  With the participation of management, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2003 pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

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

(d)  None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on June 12, 2003 at our offices in Santa Monica, California. At the annual meeting, our stockholders voted on the following four (4) items:

(i)	Six nominees for election to our board of directors were elected based upon the following votes:

Name	For	Withheld
Lloyd McAdams	25,590,162	255,180
Lee A. Ault III	25,403,762	441,580
Charles H. Black	25,403,683	441,569
Joe E. Davis	25,403,662	441,680
Joseph E. McAdams	25,729,744	115,598
Charles F. Smith	25,403,662	441,680

(ii)	A proposal to amend our Articles of Incorporation to comply with the listing requirements of the New York Stock Exchange was approved as follows:

For	Against	Abstain
25,776,573	36,277	32,492

(iii)	An amendment to our 1997 Stock Option and Awards Plan was approved as follows:

For	Against	Abstain
24,839,347	951,167	54,828

(iv)	The appointment of PricewaterhouseCoopers LLP as our independent accountants for the fiscal year ending December 31, 2003 was approved as follows:

For	Against	Abstain
25,718,238	85,306	41,796

Item 5.    Other Information

On July 17, 2003, we declared a dividend of $0.45 per share which is payable on August 11, 2003 to holders of record as of the close of business on July 28, 2003.

On May 14, 2003, we completed a follow-on offering of our common stock. We issued 4,427,500 shares of common stock pursuant to a public offering at a price of $14.10 per share and received net proceeds of $59.0 million, net of underwriting discount of $0.7755 per share and other offering expenses.

In April 2003, we received approval to list our common stock for trading on the New York Stock Exchange, and on May 9, 2003, our common stock began trading on the New York Stock Exchange under the symbol “ANH” and we de-listed our shares from the American Stock Exchange.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.    The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13		Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14	(7)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(8)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.16	(9)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.17	(9)	Deferred Compensation Plan

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(8)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

(b) Reports on Form 8-K.    We filed the following current reports on Form 8-K during the quarter ended June 30, 2003:

•	On April 11, 2003, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed our plans to transfer the listing of our common stock to the New York Stock Exchange.

•	On April 18, 2003, we filed a Current Report on Form 8-K to announce the issuance of our press release that addressed our first quarter 2003 results.

•	On May 9, 2003, we filed a Current Report on Form 8-K to file an underwriting agreement relating to the sale of 4,427,500 shares of our common stock, including 577,500 shares subject to a 30-day option granted to the underwriters to cover over-allotments.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated:    August 8, 2003

/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)

Dated:    August 8, 2003

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13		Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14	(7)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(8)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.16	(9)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.17	(9)	Deferred Compensation Plan

31.1		Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 15, 2003.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(8)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.