Form 10-Q
period 2003-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2003-11-13
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

As of November 12, 2003, the Registrant had 39,190,050 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Mortgage-backed securities:
Mortgage-backed securities pledged to counterparties at fair value	$3,440,600	$2,338,405
Mortgage-backed securities at fair value	269,263	91,698

	3,709,863	$2,430,103
Cash and cash equivalents	116	906
Interest receivable	14,932	11,673
Prepaid expenses and other	347	1,202

	$3,725,258	$2,443,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Reverse repurchase agreements	$3,291,734	$2,153,870
Payable for purchase of mortgage-backed securities	14	—
Accrued interest payable	10,095	9,944
Dividends payable	—	12,673
Accrued expenses and other	996	1,875

	3,302,839	2,178,362

Stockholders’ Equity
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 38,274 and 25,396 issued and 38,274 and 25,346 outstanding respectively	383	253
Additional paid in capital	430,014	256,610
Accumulated other comprehensive (loss) income consisting of unrealized (losses) gains on available-for-sale securities	(10,510)	14,860
Retained earnings (deficit)	3,227	(5,218)
Unearned restricted stock	(695)	(754)
Treasury stock at cost (50 shares) at December 31, 2002	0	(229)

	422,419	265,522

	$3,725,258	$2,443,884

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Interest income net of amortization of premium and discount	$22,774	$23,134	$70,471	$43,276
Interest expense	(11,647)	(10,469)	(32,660)	(18,590)

Net interest income	11,127	12,665	37,811	24,686

Gain on sale of securities	706	1,838	3,497	3,493
Expenses:
External base management fee	—	—	—	(400)
External incentive fee	—	—	—	(1,741)
Compensation and benefits	(348)	(189)	(1,095)	(207)
Incentive compensation	(622)	(1,428)	(3,028)	(1,751)
Cost incurred in acquiring external manager (Note 4)	—	(295)	—	(3,475)
Other expenses	(496)	(490)	(1,424)	(700)

Total expenses	(1,466)	(2,402)	(5,547)	(8,274)

Net income	$10,367	$12,101	$35,761	$19,905

Basic earnings per share	$0.29	$0.52	$1.18	$1.32

Average number of shares outstanding	35,368	23,336	30,381	15,112

Diluted earnings per share	$0.29	$0.52	$1.17	$1.31

Average number of diluted shares outstanding	35,618	23,433	30,591	15,192

Dividends declared per share	$0.45	$0.50	$0.90	$1.50

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Compre- hensive Income	Total
Balance, December 31, 2002	25,346	$253	$256,610	$14,860	$(5,218)	$(754)	$(299)		$265,522
Issuance of common stock	1,213	12	14,623						14,635
Available-for-sale securities, fair value adjustment				836				836	836
Net income					11,822			11,822	11,822

Total comprehensive income								12,658

Amortization of restricted stock						20			20

Balance, March 31, 2003	26,559	265	271,233	15,696	6,604	(734)	(229)		292,835

Issuance of common stock	6,269	63	83,106						83,169
Available-for-sale securities, fair value adjustment				(9,327)				(9,327)	(9,327)
Net income					13,572			13,572	13,572

Total comprehensive income								4,245

Amortization of restricted stock						19			19
Dividends declared – 0.45/share					(12,358)				(12,358)

Balance, June 30, 2003	32,828	328	354,339	6,369	7,818	(715)	(229)		367,910

Issuance of common stock	5,446	55	75,904						75,959
Retired Treasury Stock			(229)				229		—
Available-for-sale securities, fair value adjustment				(16,879)				(16,879)	(16,879)
Net income					10,367			10,367	10,367

Total comprehensive loss								(6,512)

Amortization of restricted stock						20			20
Dividends declared – 0.45/share					(14,958)				(14,958)

Balance, September 30, 2003	$38,274	$383	$430,014	$(10,510)	$3,227	$(695)	$—		$422,419

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
Operating Activities:
Net income	$10,367	$12,101	$35,761	$19,905
Adjustments to reconcile net income to net cash provided by operating activities
Amortization of premiums and discounts	13,439	4,314	29,459	8,179
Gain on sales	(706)	(1,838)	(3,497)	(3,493)
Non-cash portion of cost incurred in acquiring exernal manager	—	249	—	3,429
Amortization of restricted stock	20	—	59	—
Increase in interest receivable	(1,054)	(3,185)	(3,259)	(10,008)
Decrease (Increase) in prepaid expenses and other	329	(136)	856	(170)
(Decrease) Increase in accrued interest payable	(753)	3,515	151	6,404
(Decrease) Increase in accrued expenses and other	(558)	(1)	(879)	1,007

Net cash provided by operating activities	21,084	15,019	58,651	25,253
Investing Activities:
Available-for-sale securities:
Purchases	(904,595)	(1,022,745)	(2,632,180)	(2,546,974)
Proceeds from sales	31,272	161,683	174,879	270,744
Principal payments	507,362	161,882	1,126,222	293,690

Net cash used in investing activities	(365,961)	(699,180)	(1,331,079)	(1,982,540)
Financing Activities:
Net borrowings from reverse repurchase agreements	283,726	663,810	1,137,864	1,788,040
Proceeds from common stock issued, net	75,759	13,980	173,763	182,938
Dividends paid	(14,958)	(6,269)	(39,989)	(13,697)

Net cash provided by financing activities	344,727	671,521	1,271,638	1,957,281

Net decrease in cash and cash equivalents	(150)	(12,640)	(790)	(6)
Cash and cash equivalents at beginning of period	266	12,924	906	290

Cash and cash equivalents at end of period	$116	$284	$116	$284

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,400	$4,388	$32,509	$12,186
Supplemental Disclosure of Investing and Financing Activities:
Mortgage securities purchased, not yet settled	$—	$—	$—	$—
Common stock issued to acquire external manager	$—	$—	$—	$3,180
Restricted stock issued	$—	$—	$—	$794
Retirement of Treasury Stock	$229	$—	$229	$—

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

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2003.

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

The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securiteis at the time they

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

When the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company also documents its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively. As of September 30, 2003, the Company had no derivative instruments outstanding.

Credit Risk

At September 30, 2003, the Company had limited its exposure to credit losses on its portfolio of mortgage-backed securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA MBS securities are guaranteed by those respective agencies. At September 30, 2003, over 99.9% of the Company’s mortgage-backed securities had an implied “AAA” rating.

Income Taxes

The Company has elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) with respect thereto. Accordingly, the Company will not be subject to Federal income tax to the extent that its distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Stock Based Compensation

The Company accounts for stock-based compensation using the intrinsic method prescribed by Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). The Company follows the disclosure requirements of FAS 123 in “Note 5”.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended September 30, 2003
Basic EPS	$10,367	35,368	$0.29
Effect of dilutive securities: Stock options		250

Diluted EPS	$10,367	35,618	$0.29

For the three months ended September 30, 2002
Basic EPS	$12,101	23,336	$0.52
Effect of dilutive securities: Stock options		97

Diluted EPS	$12,101	23,433	$0.52

	Income	Average Shares	Earnings Per Share
For the nine months ended September 30, 2003
Basic EPS	$35,761	30,381	$1.18
Effect of dilutive securities: Stock options		210	(0.01)

Diluted EPS	$35,761	30,591	$1.17

For the nine months ended September 30, 2002
Basic EPS	$19,905	15,112	$1.32
Effect of dilutive securities: Stock options		80	(0.01)

Diluted EPS	$19,905	15,192	$1.31

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

Recent Accounting Pronouncement

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the required disclosures are included in these notes to consolidated financial statements. The provisions for initial recognition

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption has not had a material impact on the Company’s results of operations and financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities–an interpretation of ARB No. 51” (“FIN 46”) in an effort to improve financial reporting by achieving more consistent application of consolidation policies to variable interest entities (“VIEs”). VIEs, as defined in FIN 46, were often referred to as special purpose entities in the past. In general, VIEs lack substantial equity or substance as an equity. Their risks and returns generally inure to those other than the holders of the VIE’s equity (who are referred to as “primary beneficiaries”). VIEs are required to be consolidated by their primary beneficiaries. As of September 30, 2003, the Company did not have any interests in VIEs and does not believe that the provisions of FIN 46 will have a material effect on the Company’s financial statements.

In May 2003, the FASB issued Financial Accounting Standards No.150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in an effort to establish standards for classification and measurements of those financial instruments. It requires that an issuer classify a financial instrument within its scope as a liability. Many of those instruments, as stated in FAS 150, were previously classified as equity. This statement is effective at the beginning of the first interim period commencing after June 15, 2003. The provisions of FAS 150 did not have a material effect on the Company’s financial statements.

NOTE 2.    MORTGAGE-BACKED SECURITIES

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of September 30, 2003, which are carried at their fair value (amounts in thousands):

	Government National Mortgage Corporation	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total MBS Assets
Amortized cost	$203,050	$797,288	$2,690,815	$3,691,153
Paydowns receivable	—	29,220	—	29,220
Unrealized gains	287	1,437	5,773	7,497
Unrealized losses	(1,279)	(3,487)	(13,241)	(18,007)

Fair value	$202,058	$824,458	$2,683,347	$3,709,863

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the Company’s securities at their fair value as of September 30, 2003 and December 31, 2002 (amounts in thousands):

September 30, 2003

	ARMs	Hybrids	Fixed	Floating Rate CMO	Total
Amortized cost	$1,016,074	$2,232,683	$406,822	$35,574	$3,691,153
Paydowns receivable	8,091	21,129	—	—	29,220
Unrealized gains	1,289	4,056	2,123	29	7,497
Unrealized losses	(4,132)	(9,629)	(4,010)	(236)	(18,007)

Fair value	$1,021,322	$2,248,239	$404,935	$35,367	$3,709,863

December 31, 2002

	ARMs	Hybrids	Fixed	Floating Rate CMO	Total
Amortized cost	$954,505	$1,110,088	$333,381	$—	$2,397,974
Paydowns receivable	8,960	8,309	—	—	17,269
Unrealized gains	2,235	8,420	5,393	—	16,048
Unrealized losses	(1,030)	(158)	—	—	(1,188)

Fair value	$964,670	$1,126,659	$338,774	$—	$2,430,103

During the three months ended September 30, 2003, the Company sold approximately $30.5 million of its available-for-sale MBS for a net realized gain of approximately $0.7 million.

During the three months ended September 30, 2002, the Company sold approximately $107 million of its available-for-sale MBS for a net realized gain of approximately $1.8 million.

NOTE 3.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”). At September 30, 2003, the Company’s reverse repurchase agreements had a weighted average term to maturity of 276 days and a weighted average borrowing rate of 1.48%. At September 30, 2003, MBS with a carrying value of approximately $3.44 billion have been pledged as collateral under the reverse repurchase agreements.

At September 30, 2003, the repurchase agreements had the following remaining maturities:

Less than 3 months	7.1%
3 months to less than 1 year	77.3%
1 year to less than 2 years	15.6%
2 years to less than 3 years	—%
Greater than 3 years	—%

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

The 2002 Incentive Compensation Plan contains a “high water mark” provision requiring that in any fiscal quarter in which the Company’s taxable net income is an amount less than the amount necessary to earn the

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

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

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended September 30, 2003, eligible employees under the 2002 Incentive Compensation Plan earned $ 0.6 million in incentive compensation.

Employment Agreements

Upon the closing of the Merger, the Company assumed the existing employment agreements of Lloyd McAdams, Heather U. Baines and Joseph McAdams. Such agreements were modified by the addenda entered into between the Company and each of the executives as described below. Pursuant to the terms of the employment agreements, Lloyd McAdams serves as the Company’s President, Chairman and Chief Executive Officer, Joseph McAdams serves as the Company’s Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as the Company’s Executive Vice President . Heather U. Baines receives a $50,000 annual base salary, Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of the Company’s book value, not to exceed $250,000. Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of the Company’s book value, not to exceed $250,000.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company. Under the sublease, the Company leases 5,500 square feet of office space from PIA and pays at a rate equal to PIA’s obligation, currently $45.36 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the third quarter of 2003, the Company paid $62,363 rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations. During the nine months ended September 30, 2003, the Company paid $228,481 in rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2003	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$65,907	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,350,772

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $51,880 paid to PIA in connection with this agreement during the third quarter and fees of $140,111 for the nine months ended September 30, 2003.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

Belvedere Trust Mortgage Corporation

On November 3, 2003, the Company formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. The Company has made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations.

On November 3, 2003, the Company also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by the Company, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, the Company’s Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to an amount equal to 20% of the amount of taxable net income of the Company, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

Certain of the Company’s executive officers serve as officers and directors of Belvedere Trust and officers and managers of BT Management. BT Management has also entered into Employment Agreements with Messrs. Lund and Thompson whereby Mr. Lund serves as the President of BT Management and Mr. Russell serves as Executive Vice President and Treasurer of BT Management. The terms of the employment contracts are for three years and automatically renew for one year terms unless written notice is provided by either party ninety days prior to the end of the current term. Messrs. Lund and Russell will be paid a base salary of $75,000 per year, and can earn incentive compensation pursuant to a compensation program to be adopted by BT Management.

NOTE 5.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Option Plan”) which authorizes the grant of options to purchase an aggregate of up to 1.8 million of the outstanding shares of the Company’s common stock. The Stock Option Plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant Incentive Stock Options (“ISOs”) as defined under section 422 of the Code, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of September 30, 2003, 397,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The share reserve under the Stock Option Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of shares of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

For the quarter ended September 30, 2003, the Company recorded no compensation expense associated with the Stock Option Plan.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

The Company accounts for stock options using the intrinsic value method under the provisions of Accounting Principles Board (“APB”) Opinion No. 25 and provides pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in FAS No. 123, had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended September 30:

(in thousands except per share amounts)	2003	2002
Net income, as reported	$10,367	$12,101
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	5	7

Pro forma net income	$10,362	$12,094
Basic income per share, as reported	$0.29	$0.52
Pro forma basic income per share	$0.29	$0.52
Diluted income per share, as reported	$0.29	$0.52
Pro forma diluted income per share	$0.29	$0.52

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

NOTE 7.    COMMON STOCK

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of September 30, 2003, $209.3 million remained available for issuance under the registration statement.

On August 18, 2003, the Company completed a follow-on offering of our common stock. The Company issued 4,025,000 shares of common stock pursuant to a public offering at a price of $14.30 per share and received net proceeds of $54.7 million, net of underwriting discount and other offering expenses of $0.7197 per share.

In December 2002, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been and will be made by means of ordinary brokers’ transactions on the American Stock Exchange at market prices and through privately negotiated transactions. Commencing February 10, 2003 through the quarter ended September 30, 2003, the Company sold 1.85 million shares under the controlled equity offering program, which provided net proceeds to the Company of approximately $24.6 million. Cantor received an aggregate of approximately $759,000, which represents a commission of 3% on the gross sales price per share of the sales under the sales agreement through September 30, 2003.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS—(Continued)

In September 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common stock. The plan was amended in June 2002 and December 2002 to increase the number of shares available thereunder. During the three month period ended September 30, 2003, the Company issued 1,168,000 shares of common stock under the plan, resulting in proceeds to the Company of approximately $17.6 million.

NOTE 8.    SUBSEQUENT EVENTS

On October 15, 2003, the Company declared a dividend of $0.33 per share which is payable on November 10, 2003 to holders of record as of the close of business on October 30, 2003. The ex-dividend date was October 28, 2003.

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

Valuation of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of September 30, 2003, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of September 30, 2003, greater than 99% of our 2002 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Results Of Operations

Three Months Ended September 30, 2003 Compared to September 30, 2002

For the three months ended September 30, 2003, our net income was $10,367,000, or $0.29 per diluted share, based on an average of 35,618,000 shares outstanding. For the three months ended September 30, 2002, our net income was $12,101,000, or $0.52 per diluted share, based on an average of 23,433,000 shares outstanding.

Net interest income for the three months ended September 30, 2003 totaled $11,127,000, or 48.9% of total interest income, compared to $12,665,000, or 54.7% of total interest income, for the three months ended September 30, 2002. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year. This has resulted in a large increase in our income and interest expense compared to last year.

The decrease in net interest income both in absolute terms and as a percentage of total interest income during the three months ended September 30, 2003 compared to the three months ended September 30, 2002 resulted from an increase in premium amortization expense. The increase in premium amortization expense resulted from an increase in the constant prepayment rate (“CPR”) of our MBS, resulting primarily from an extremely high volume of mortgage refinancings driven by the record-low interest rates. These refinancings occurred mainly in the second quarter, and their net effect was realized through the increase in premium amortization expense in the third quarter. Also, during the three months ended September 30, 2003, we realized gains on the sale of assets in the amount of $706,000, or 3.1% of total interest income, compared to gains on sale of $1,838,000, or 7.9% of total interest income, realized during the three months ended September 30, 2002.

For the three months ended September 30, 2003, our operating expenses decreased to $1,466,000, or 6.4% of total interest income, from $2,402,000, or 10.4% of total interest income, for the three months ended September 30, 2002. This decrease was due primarily to an decrease in the incentive compensation paid under the Company’s 2002 Incentive Compensation Plan. The decrease in incentive compensation resulted from a decrease in our return on equity resulting from a decline in net income, which is tied directly to the amount of incentive compensation that the Company pays under the plan.

For the three months ended September 30, 2003, the CPR of our MBS was 46.0%. The CPR of adjustable-rate MBS was 41.0%, the CPR of adjustable-rate hybrid MBS was 49.4% and the CPR of fixed-rate MBS was 27.4%.

For the three months ended September 30, 2002, the CPR of our MBS was 28%. The CPR of adjustable-rate MBS was 34%, the CPR of adjustable-rate hybrid MBS was 31%, and the CPR of fixed-rate MBS was 8%.

Nine Months Ended September 30, 2003 Compared to September 30, 2002

For the nine months ended September 30, 2003, our net income was $35,761,000, or $1.17 per diluted share, based on an average of 30,591,000 shares outstanding. For the nine months ended September 30, 2002, our net income was $19,905,000, or $1.31 per diluted share, based on an average of 15,192,000 shares outstanding.

Net interest income for the nine months ended September 30, 2003 totaled $37,811,000, or 53.7% of total interest income, compared to $24,686,000, or 57.0% of total interest income, for the nine months ended September 30, 2002. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in an increase in our income and interest expense compared to last year. Also, during the nine months ended September 30, 2003, we realized a gain on the sale of assets in the amount of $3,497,000, or 5.0% of total interest income, compared to a gain on sale of $3,493,000, or 8.1% of total interest income, realized during the nine months ended September 30, 2002.

For the nine months ended September 30, 2003, our operating expenses increased to $5,547,000, or 7.9% of total interest income, from $4,799,000, excluding the cost of $3,475,000, incurred in acquiring the internal manager, or 11.1% of total interest income, for the nine months ended September 30, 2002. This increase, in absolute dollars, was due primarily to an increase in the incentive compensation and general administrative expenses. Operating expenses, however, as a percentage of total interest income, decreased.

Financial Condition

At September 30, 2003, we held mortgage assets of approximately $3.7 billion at amortized cost, consisting primarily of $3.25 billion of adjustable-rate mortgage-backed securities, $36 million of floating rate CMOs and $407 million of fixed-rate mortgage-backed securities. This amount represents an approximate 54% increase over the $2.4 billion held at December 31, 2002. At September 30, 2003, we were well within our asset allocation guidelines, since 100% of total assets were mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 32% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 68% consisted of 63.1% of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 4.9% invested in 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of mortgage-backed securities at fair value owned at September 30, 2003 and December 31, 2002, classified by type of issuer (dollar amounts in thousands):

	At September 30, 2003		At December 31, 2002
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
FNMA	$2,683,347	72.3%	$1,631,425	67.1%
FHLMC	824,458	22.2%	651,645	26.8%
GNMA	202,058	5.5%	147,033	6.1%

Total Portfolio	$3,709,863	100%	$2,430,103	100%

The following table classifies our portfolio of mortgage-backed securities owned at September 30, 2003 and December 31, 2002, by type of interest rate index (dollar amounts in thousands):

	At September 30, 2003		At December 31, 2002
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$35,472	1.0%	$77,055	3.2%
Six-month LIBOR	14,654	0.4%	17,614	0.7%
One-year LIBOR	1,405,801	37.9%	613,325	25.2%
Six-month Certificate of Deposit	832	0.0%	1,239	0.1%
One-year Constant Maturity Treasury	1,733,539	46.7%	1,370,783	56.4%
Cost of Funds Index	114,630	3.1%	11,313	0.5%
Fixed-rate	404,935	10.9%	338,774	13.9%

Total Portfolio	$3,709,863	100%	$2,430,103	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our mortgage-backed securities portfolio had a weighted average coupon of 4.31% as of September 30, 2003. The average coupon of the adjustable-rate securities was 4.16%, the hybrid average coupon was 4.18%, the CMO floaters average coupon was 1.94% and the average coupon of the fixed-rate securities was 5.53%.

At September 30, 2003, the unamortized net premium paid for our mortgage-backed securities was $96.3 million.

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

As of September 30, 2003, the average amortized cost of our mortgage-related assets was 102.68%, the average amortized cost of the adjustable-rate securities was 102.66% and the average amortized cost of the fixed-rate securities was 102.81%. As of September 30, 2003, the average interest rate on outstanding repurchase agreements was 1.48% and the average days to maturity was 276 days.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. We did not enter into any derivative transactions, nor were any outstanding, during the nine month period ending September 30, 2003.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $3.29 million at September 30, 2003. Our other significant source of funds for the nine months ended September 30, 2003 consisted of payments of principal from our mortgage securities portfolio in the amount of $1.126 million.

As of September 30, 2003, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty–four months. On September 30, 2003, we had borrowing arrangements with 16 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended September 30, 2003, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty–four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

From time to time, we raise additional equity depending upon market conditions and other factors. We completed a public offering in February 2002 that raised approximately $40 million in net proceeds. We completed an additional public offering in June 2002 that raised approximately $126 million in net proceeds.

We also intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 that was initially declared effective by the Securities and Exchange Commission in September 2002. The registration statement was subsequently amended and the post-effective amendment was declared effective in January 2003. We completed a public offering, pursuant to that registration statement in May 2003 and August 2003 that raised approximately $113.6 million in net proceeds.

In December 2002, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and more recently on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our shareholders. Through September 30, 2003, we sold 1.85 million shares under the controlled equity offering program, which provided net proceeds to us of approximately $24.55 million. The sales agent received an aggregate of approximately $759,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through September 30, 2003.

For the nine months ended September 30, 2003, we had raised approximately $35.7 million in capital under our dividend reinvestment and direct stock purchase plan.

Stockholders’ Equity

We use available-for-sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available-for-sale treatment, our equity base at September 30, 2003 was $422.4 million, or $11.04 per share. The impact, however, of the $0.33 per share dividend declared on October 15, 2003 will reduce book value to approximately $10.70 per share.

With our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income (loss), unrealized gain (loss) on available-for-sale securities.” Accumulated other comprehensive loss, unrealized loss on available-for-sale securities was $10.5 million, or 0.28% less than the amortized cost of mortgage-backed securities at September 30, 2003. This was in contrast to other comprehensive income consisting of unrealized gains of $14.9 million at December 31, 2002. This change was due to an increase in interest rates, which inversely affects the fair value of our MBS.

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

Subsequent Events

On November 3, 2003, the Company formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. The Company has made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations.

On November 3, 2003, the Company also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by the Company, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, the Company’s Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on September 30, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 21 months, while our borrowings had a weighted average term to next rate adjustment of 276 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On September 30, 2003, 10.9% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On September 30, 2003, approximately 99.9% of our mortgage-backed securities were acquired at a premium.

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

Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On September 30, 2003, approximately 89% of our mortgage-backed securities were adjustable-rate securities.

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

Increases in interest rates may negatively affect the market value of our mortgage-related assets. Our fixed-rate securities are generally more negatively affected by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include

Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, Evangelos Karagiannis, Vice President, and Bistra Pashamova, Vice President. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph McAdams could seriously harm our business.

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

Each of our officers is also an officer and employee of PIA and devotes a portion of their time to PIA. In addition, several of our officers are officers and managers of BT Management Company, L.L.C., the company that will manage the day-to-day operations of Belvedere Trust Mortgage Corporation, our newly formed mortgage loan subsidiary, and Lloyd McAdams, our Chairman and Chief Executive Officer, is also an owner and officer of Syndicated Capital, a registered broker-dealer. Our officers service to PIA, BT Management Company, L.L.C. and Syndicated Capital allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

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

We have not previously engaged in the business of acquiring and securitizing whole mortgage loans and we may not be successful.

We recently formed a new subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust, to engage in the business of acquiring and securitizing whole mortgage loans. Although we hired a management team that we believe has appropriate experience managing the acquisition and securitization of whole loans, we have never engaged in this particular business and we may not be successful. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgages we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage. Our failure to manage these and other risks could have a material adverse affect on our business and results of operations.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk.

While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires or originates and which it subsequently securitizes. Belvedere Trust will acquire loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss of principal between the value of the mortgaged property and the outstanding indebtedness, as well as the loss of interest.

Belvedere Trust will require a significant amount of cash, and if it is not available, the business and financial performance of Belvedere Trust will be significantly harmed.

Belvedere Trust will require substantial cash to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans pending sale or securitization. Belvedere Trust will also need cash to meet its working capital and other needs. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust will acquire mortgage loans that it expects to finance through borrowings from warehouse lines of credit and repurchase facilities. It is possible that Belvedere Trust’s future warehouse lenders could experience changes in their ability to advance funds to Belvedere Trust, independent of the performance of Belvedere Trust or its loans. We anticipate that Belvedere Trust’s repurchase facilities will be dependent on the ability of counter-parties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counter-parties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be adversely affected. Cash could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would have a material adverse affect on Belvedere Trust.

For some period of time, Belvedere Trust will use the net proceeds of our investment in Belvedere Trust to meet its operating expenses as it acquires new loans for its portfolio. If Belvedere Trust has fully invested all of the net proceeds of our investment in it prior to the point at which Belvedere Trust generates sufficient cash for it to fund its operations, if it ever does, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or third parties or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to satisfy the income and asset tests necessary to maintain its status as a REIT or its solvency.

The use of securitizations with over-collateralization requirements may have a negative impact on Belvedere Trust’s cash flow.

Belvedere Trust expects that its securitizations will restrict its cash flow if the loan delinquencies exceed certain levels. The terms of the securitization will generally provide that, if certain delinquencies and/or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict Belvedere Trust’s ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties on our future securitizations, the actual terms of the delinquency tests, over-collateralization terms, cash flow release mechanisms or other significant factors regarding the calculation of net excess income to Belvedere Trust. Failure to obtain the terms on a favorable basis may materially and adversely affect the availability of net excess income to Belvedere Trust.

The success of Belvedere Trust’s loan business will depend upon its ability to ensure that loans to be held in its securitizations are serviced effectively.

The success of Belvedere Trust’s mortgage loan business will depend to a great degree upon its ability to ensure that its loans held for securitization are serviced effectively. In general, it is the intention of Belvedere Trust to acquire loans “servicing retained”, where the loans will be serviced by the originating or selling institution. Belvedere Trust has no experience servicing a portfolio of loans. If Belvedere Trust is required to purchase the servicing of a loan portfolio in order to acquire a portfolio with desirable attributes, Belvedere Trust will be required to implement a servicing function or contract with a third party to service the loans in order for

Belvedere Trust to implement its strategy. We cannot assure you that Belvedere Trust will be able to service the loans or effectively supervise a sub-servicing relationship according to industry standards. Failure to service the loans properly will harm Belvedere Trust’s business and operating results. Prior to either building the servicing capabilities that Belvedere Trust may require or acquiring an existing servicing operation that has such capabilities, if ever, Belvedere Trust anticipates contracting with an experienced servicer of non-conforming loans to “sub-service” its loans. The fees paid to a subservicer will reduce to a certain extent the revenue Belvedere Trust is able to retain from its loans, and its net interest income will be reduced by and at risk, depending on the effectiveness of the servicing company.

If actual prepayments or defaults with respect to mortgages serviced occurs more quickly than originally assumed, the value of Belvedere Trust’s mortgage servicing rights would be subject to downward adjustment.

When Belvedere Trust purchases mortgages that include the associated servicing rights, the allocated cost of the servicing rights will be reflected on its financial statements as mortgage servicing rights. To determine the fair value of these servicing rights, Belvedere Trust will use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than Belvedere Trust originally assumed, Belvedere Trust would have to reduce the carrying value of its mortgage servicing rights. Belvedere Trust does not know if its assumptions will prove correct.

Belvedere Trust will be externally managed and this may diminish or eliminate our return on our investment in this line of business.

Belvedere Trust will be externally managed pursuant to a management agreement between Belvedere Trust and BT Management Company, L.L.C., or BT Management. Although we own 50% of BT Management, it is also owned 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. Our ability to generate profits from our ownership of Belvedere Trust, if any, could be greatly diminished due to the fact that we will be required to pay a base management fee to BT Management and we may also be required to pay an incentive fee. An externally managed structure may not optimize our interest in Belvedere Trust and, if we are unable to properly manage fixed costs at Belvedere Trust could, when combined with the base management fee, result in losses at Belvedere Trust.

Our Chairman has an ownership interest in BT Management that creates potential conflicts of interest.

Mr. McAdams, our Chairman and Chief Executive Officer, has a direct ownership interest in BT Management that creates potential conflicts of interest. Mr. McAdams is Chairman of the Board and Chief Executive Officer and a member of the Board of Managers of BT Management and owns an equity interest in BT Management. Under the management agreement between Belvedere Trust and BT Management, BT Management is entitled to earn certain incentive compensation based on the level of Belvedere Trust’s annualized net income. In evaluating mortgage assets for investment and with respect to other management strategies, an undue emphasis on the maximization of income at the expense of other criteria could result in increased risk to the value of our portfolio.

Risks Related to REIT Compliance and Other Matters

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the Code), and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a

REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. For example, if Belvedere Trust fails to qualify as a REIT, we could lose our REIT status under certain circumstances. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our mortgage-backed securities and other assets, including our stock in Belvedere Trust, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. The 5% and 10% limitations described above will apply to our investment in Belvedere Trust unless Belvedere Trust is a qualified REIT subsidiary of ours (i.e., we own 100% of Belvedere Trust’s outstanding stock), Belvedere Trust is a qualified REIT, or Belvedere Trust is a taxable REIT subsidiary of ours. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

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

If Belvedere Trust fails to qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we may lose our REIT status.

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described below under “Material Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock, and Belvedere Trust does not qualify as a REIT or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust intends that it will elect to be taxed as a REIT, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust.

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income, which will reduce the amount available for distribution to us.

Belvedere Trust was formed as a qualified REIT subsidiary and intends that it will meet the requirements for taxation as a REIT in 2004 and make an election to be taxed as a REIT beginning with its taxable year ending December 31, 2004. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT in 2004 and continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

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

As of September 30, 2003, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$404,935	10.9%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	239,564	6.5%	233,880	7.1%
Greater than 3 months and less than 1 year	816,888	22.0%	2,543,504	77.3%
Greater than 1 year and less than 2 years	582,275	15.7%	514,350	15.6%
Greater than 2 years and less than 3 years	1,506,249	40.6%	—	—
Greater than 3 years and less than 5 years	159,952	4.3%	—	—

Total	$3,709,863	100%	$3,291,734	100%

Market Value Risk

All of our mortgage-backed securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the adjustment to amortized costs reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to general operations.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at September 30, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 21 months, while our borrowings had a weighted average term to next rate adjustment of 276 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At September 30, 2003, we had unrestricted cash of $116,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net income and net assets as more fully discussed below based on investments in place on September 30, 2003, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Net Assets
-2.0%	-89.7%	0.9%
-1.0%	-49.7%	1.1%
0%	—	—
1.0%	21.8%	-1.9%
2.0%	20.0%	-4.4%

Many assumptions are made to present the information in the above table, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above table and all related disclosures constitute forward-looking statements. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change our interest rate risk profile.

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

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions, coupled with the low level of interest rates at September 30, 2003, the interest rate shocks presented in the above table would cause net income to decrease under each of the declining interest rate shock scenarios presented. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 65% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at September 30, 2003. Actual results could differ significantly from those estimated in the table.

Item 4.    Controls and Procedures

(a) We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and Rule 15b-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

(b) There has been no change in our internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

(a) None

(b) None

(c) None

(d) None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On October 15, 2003, we declared a dividend of $0.33 per share which was paid on November 10, 2003 to holders of record as of the close of business on October 30, 2003.

On August 18, 2003, we completed a follow-on offering of our common stock. We issued 4,025,000 shares of common stock pursuant to a public offering at a price of $14.30 per share and received net proceeds of $54.7 million, net of underwriting discount of $0.715 per share and other offering expenses.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits.    The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

Exhibit Number		Description

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(7)	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14	(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(9)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.16	(10)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.17	(10)	Deferred Compensation Plan

10.18		BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.19		Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.20		Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.21		Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

31.1		Certification of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.
(10)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

(b) Reports on Form 8-K.    We filed the following current reports on Form 8-K during the quarter ended September 30, 2003:

•	On July 17, 2003, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release that addressed our second quarter 2003 results.

•	On August 13, 2003, we filed a Current Report on Form 8-K to file an underwriting agreement relating to the sale of 4,025,000 shares of our common stock, including 525,000 shares subject to a 30-day option granted to the underwriters to cover over-allotments.

•	On September 19, 2003, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release that addressed an earnings update for our third quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)
Dated: November 12, 2003

/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)
Dated: November 12, 2003

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	2002 Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(7)	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14	(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(9)	Sales Agreement dated December 30, 2002, between Anworth and Cantor Fitzgerald & Co.

10.16	(10)	Amendment to Sales Agreement dated January 10, 2003, between Anworth and Cantor Fitzgerald & Co.

10.17	(10)	Deferred Compensation Plan

10.18		BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.19		Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.20		Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.21		Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

31.1		Certifications of the Chief Executive Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

31.2	Certifications of the Chief Financial Officer provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 15, 2003.
(3)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-91480, which became effective under the Act on July 3, 2002.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 8, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(8)	Incorporated by reference from our Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-99005, which became effective on January 14, 2003.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.