Form 10-K
period 2003-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2004-03-10
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Yes  ☒     No  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 30, 2003, was approximately $490,489,922. (All officers and directors of the registrant are considered affiliates.)

At March 4, 2004 the registrant had 43,958,852 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2004 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2003

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

Overview

We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or its sponsored enterprises or agencies such as Fannie Mae (FNMA), Freddie Mac (FHLMC) or Ginnie Mae (GNMA). We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our returns are earned on the spread between the yield on our earning assets and the interest cost of the funds we borrow. We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

At December 31, 2003, we had total assets of $4,263 million and equity of $457 million, or $10.71 book value per share. As of that date, approximately 100% of our assets consisted of mortgage-backed securities guaranteed by either a government-sponsored enterprise or an agency of the United States government such as Fannie Mae, Freddie Mac and Ginnie Mae. For the year ended December 31, 2003, we reported net income of $50.2 million, or $1.52 per diluted share.

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. From the time of our inception through June 13, 2002, we were externally managed pursuant to a management agreement with Anworth Mortgage Advisory Corporation, or the manager. As an externally managed company, we had no employees of our own and relied on the manager to conduct our business and operations. On June 13, 2002, the manager merged with and into our company. As a result of the merger, we are now an internally managed company.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. We have made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. We believe that over time Belvedere Trust’s business will become an important part of our overall operations and business strategy.

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

We usually borrow at short-term rates using reverse repurchase agreements, or “repurchase agreements.” Repurchase agreements are generally short-term in nature. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to limit our liquidity and interest rate-related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we enter into repurchase agreements with institutions we believe are financially sound and which meet credit standards approved by our board of directors.

Growth Strategy

In addition to the strategies described above, we intend to pursue other strategies to further grow our earnings and our dividends per share, which may include the following:

•	increasing the size of our balance sheet at a rate faster than the rate of increase in our operating expenses;

•	issuing new common stock when market opportunities exist to profitably increase the size of our balance sheet through the use of leverage; and

•	lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders, rather than using financial intermediaries, and possibly using commercial paper, medium-term note programs, preferred stock and other forms of capital.

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

•	our Asset Acquisition Policy;

•	our Capital and Leverage Policy;

•	our Credit Risk Management Policy; and

•	our Asset/Liability Management Policy.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. We generally borrow between eight to twelve times the amount of our equity, although our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with institutions which meet credit standards approved by our board of directors.

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

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements and dollar-roll agreements. In the future, we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

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

Asset/Liability Management Policy

Interest Rate Risk Management.     To the extent consistent with our election to qualify as a REIT, we follow an interest rate risk management program intended to protect our portfolio of mortgage-related assets and related debt against the effects of major interest rate changes. Specifically, our interest rate management program is formulated with the intent to offset, to some extent, the potential adverse effects resulting from rate adjustment limitations on our mortgage-related assets and the differences between interest rate adjustment indices and interest rate adjustment periods of our adjustable-rate mortgage-related assets and related borrowings.

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

Prepayment Risk Management.    We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount. We invest in mortgage-related assets that, on a portfolio basis, do not have significant purchase price premiums. Under normal market conditions, we seek to maintain the aggregate capitalized purchase premium of the portfolio at 3% or less. In addition, we can purchase principal-only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheet market value.

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

Our Investments

Mortgage-Backed Securities

Pass-Through Certificates.    We principally invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect, passing through monthly payments made by the individual borrowers on the mortgage loans which underlie the securities, net of fees paid to the issuer or guarantor of the securities. Early repayment of principal on some mortgage-backed securities, arising from prepayments of principal due to sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred, may expose us to a lower rate of return upon reinvestment of principal. This is generally referred to as “prepayment risk”. Additionally, if a security subject to prepayment has been purchased at a premium, the unamortized value of the premium would be lost in the event of prepayment.

Like other fixed-income securities, when interest rates rise, the value of a mortgage-backed security generally will decline. When interest rates are declining, however, the value of mortgage-backed securities with prepayment features may not increase as much as other fixed-income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-backed securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of mortgage-backed securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk”.

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. Mortgage-backed securities created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees, including individual loan, title, pool and hazard insurance and letters of credit, which may be issued by governmental entities, private insurers or the mortgage poolers.

Collateralized Mortgage Obligations.    Collateralized mortgage obligations, or CMOs, are mortgage-backed securities. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-

through securities. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government or by any of its agencies or instrumentalities to be United States government securities.

Other Mortgage-Backed Securities

Mortgage Derivative Securities.    We may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities provide for the holder to receive interest only, principal only, or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities are highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities, representing the right to receive interest-only or a disproportionately large amount of interest or interest-only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities, representing the right to receive principal-only or a disproportionate amount of principal or principal-only derivatives, would be likely to increase or decrease in the event of faster or slower prepayments, respectively.

We may invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, including LIBOR or the 11th District Cost of Funds Index, or COFI. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater, while any drop in the index rate causes an increase in the coupon of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters result in a greater volatility of their market prices.

We may invest in other mortgage derivative securities that may be developed in the future.

Subordinated Interests.    We may acquire subordinated interests, which are classes of mortgage-backed securities that are junior to other classes of the same series of mortgage-backed securities in the right to receive payments from the underlying mortgage loans. The subordination may be for all payment failures on the mortgage loans securing or underlying such series of mortgage securities. The subordination will not be limited to those resulting from particular types of risks, including those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of mortgage-related securities or may be limited in amount.

Mortgage Warehouse Participations.    We may occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. We anticipate that these investments, together with our investments in other Category III assets, will not in the aggregate exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations are limited because they are not qualified REIT assets under the tax code.

Other Mortgage-Related Assets

Mortgage Loans.    We also acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. We anticipate that any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I assets, will not constitute more than 30% of our total mortgage-related assets at any time. All mortgage loans, if any, will be acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or other credit insurers. Applicable banking laws, however, generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution, and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

Other Investments.    We may acquire other investments that include equity and debt securities issued by other primarily mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities and residential mortgage loans other than high-credit quality mortgage loans. Although we expect that our other investments will be limited to less than 10% of total assets, we have no limit on how much of our stockholders’ equity will be allocated to other investments. There may be periods in which other investments represent a large portion of our stockholders’ equity.

Competition

When we invest in mortgage-backed securities, mortgage loans and other investment assets, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

Employees

As of December 31, 2003, we had twelve employees, nine of whom were part-time.

Company

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Suite 250, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Website

Our website address is www.anworth.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. In addition, we post the following information on our website:

•	our corporate code of conduct;

•	our corporate governance guidelines;

•	charters for our audit committee, nominating and corporate governance committee and compensation committee;

All of the above information is also available in print upon request to our secretary at the address listed under the heading “Company” above.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular United States federal income tax considerations regarding our qualification and taxation as a REIT and particular United States federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for United States federal income tax purposes. The tax law upon which this discussion is based could be changed, and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of United States federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships, and persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the United States dollar. This discussion assumes that you will hold our capital stock as a “capital asset,” generally property held for investment, under the tax code.

In reading the federal income tax disclosure below, it should be noted that although Anworth is combined with all of its wholly-owned subsidiaries for financial accounting and reporting purposes, for federal income tax purposes, only Anworth and its wholly-owned subsidiaries, Belvedere Trust Mortgage Corporation, BT Management Holding Corporation and Belvedere Trust Secured Assets Corporation, constitute the REIT. Anworth’s remaining wholly-owned subsidiaries, Belvedere Trust Finance Corporation and BT Residential Funding Corporation, constitute a separate consolidated group subject to regular income taxes.

We urge you to consult with your own tax advisor regarding the specific consequences to you of the purchase, ownership and sale of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such purchase, ownership, sale and election and the potential changes in applicable tax laws.

General

Our qualification and taxation as a REIT depends upon our ability to continue to meet the various qualification tests, imposed under the tax code and discussed below, relating to our actual annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

•	we will be required to pay tax at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gain;

•	we may be required to pay the “alternative minimum tax” on our items of tax preference; and

•	if we have (a) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business, or (b) other non-qualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

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

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

•	the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 90% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by a fraction intended to reflect our profitability.

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

This distribution requirement is in addition to, and different from, the distribution requirements discussed below in the section entitled “Annual Distribution Requirements.”

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the tax code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation, and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over

•	our adjusted basis in the asset,

•	in each case determined as of the date on which we acquired the asset.

A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in the preceding paragraph with respect to the recognition of gain will apply unless we make an election under Treasury Regulation Section 1.337(d)-7T(c). If such an election were made, the C corporation would recognize taxable gain or loss as if it had sold the assets we acquired from the C corporation to an unrelated third party at fair market value on the acquisition date.

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

For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100% owned corporate subsidiary of a REIT). Our qualified REIT subsidiary, BT Management Holding Corporation, a Delaware corporation, owns a 50% interest in the profits, losses and capital of BT Management Company, L.L.C., a Delaware limited liability company which is taxed as a partnership for federal income tax purposes. Belvedere Trust Mortgage Corporation, or Belvedere Trust, our newly formed, wholly-owned mortgage subsidiary, has entered into a management agreement with BT Management Company, which manages Belvedere Trust’s investments and performs administrative services for Belvedere Trust. So long as BT Management Holding Corporation is a qualified REIT subsidiary of ours and it owns an interest in BT Management Company, we will be treated, for federal income tax purposes, as directly owning BT Management Holding Corporation’s proportionate share of the assets, liabilities and income of BT Management Company for purposes of determining our compliance with the REIT qualification tests. Certain of BT Management Company’s gross income (for example, management fee income under the management agreement with Belvedere Trust) will not be qualifying income under the 75% or 95% tests described above. Accordingly, we may decide to make a taxable REIT subsidiary election for BT Management Holding Corporation in the future if we believe that such nonqualifying income will jeopardize our ability to satisfy the 75% or 95% income tests. If we make a taxable REIT subsidiary election for BT Management Holding Corporation, its proportionate share of BT Management Company’s gross income will not be treated as our gross income for purposes of our REIT qualification tests, but BT Management Holding Corporation’s taxable income will be subject to corporate level income tax. Any dividends paid to us by BT Management Holding Corporation while it is a taxable REIT subsidiary will be qualifying income for purposes of our satisfaction of the 95% income test, but not the 75% test. Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

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

Asset Tests

At the close of each quarter of our taxable year, we must satisfy four tests relating to the nature and diversification of our assets:

•	at least 75% of the value of our total assets must be represented by qualified real estate assets (including mortgage loans and stock in other qualified REITs), cash, cash items and government securities;

•	not more than 25% of our total assets may be represented by securities, other than those securities included in the 75% asset test;

•	of the investments included in the 25% asset class, the value of any one issuer’s securities may not exceed 5% of the value of our total assets, and we generally may not own more than 10% by vote or value of any one issuer’s outstanding securities, in each case except with respect to stock of any “taxable REIT subsidiaries”; and

•	the value of the securities we own in any taxable REIT subsidiaries may not exceed 20% of the value of our total assets.

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

After initially meeting the asset tests at the close of any quarter, we will not lose our status as a REIT for failure to satisfy the asset tests at the end of a later quarter solely by reason of changes in asset values. If we fail to satisfy the asset tests because we acquire securities or other property during a quarter, we can cure this failure by disposing of sufficient non-qualifying assets within 30 days after the close of that quarter. For this purpose, an increase in our interests in any partnership or limited liability company in which we own an interest will be treated as an acquisition of a portion of the securities or other property owned by that partnership or limited liability company.

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

For purposes of these distribution requirements, our “REIT taxable income” is computed without regard to the dividends paid deduction (described below) and net capital gain. For purposes of this test, non-cash income means income attributable to leveled stepped rents, certain original issue discounts, certain like-kind exchanges that are later determined to be taxable and income from cancellation of indebtedness. In addition, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1,000,000 for any such officer for any calendar year. Since payments under our 2002 Incentive Compensation Plan do not qualify as performance-based compensation under Section 162(m) of the tax code, a portion of the payments made under such plan to certain of such officers would not be deductible for federal income tax purposes under such circumstances. Moreover, if we disposed of any asset we acquired from a corporation which is or has been a C corporation in a transaction in which our basis in the asset is determined by reference to the basis of the asset in the hands of that C corporation and we elected not to recognize gain currently in connection with the acquisition of such asset, we would be required to distribute at least 90% of the after-tax gain, if any, we recognize on a disposition of the asset within the ten-year period following our acquisition of such asset, to the extent that such gain does not exceed the excess of:

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

To the extent that we do not distribute all of our net capital gain, or we distribute at least 90%, but less than 100%, of our “REIT taxable income,” as described above, we will be required to pay tax on this undistributed income at regular ordinary and capital gain corporate tax rates.

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

Qualified REIT Subsidiaries

A qualified REIT subsidiary is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. Belvedere Trust Mortgage Corporation, BT Management Holding Corporation and Belvedere Trust Secured Asset Corporation, our wholly-owned subsidiaries, are currently treated as qualified REIT subsidiaries. As such, their assets, liabilities, and income are generally treated as our assets, liabilities, and income for purposes of each of the above REIT qualification tests. Belvedere Trust Mortgage Corporation may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2004. As discussed above, we may decide to make an election to treat BT Management Holding Corporation as a taxable REIT subsidiary at a future date.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income, and distribution requirements nor are its assets, liabilities, or income treated as our assets, liabilities, or income for purposes of each of the above REIT qualification tests. Effective January 1, 2004 we elected to treat Belvedere Trust Finance Corporation, a wholly-owned subsidiary of Belvedere Trust Mortgage Corporation, as a taxable REIT subsidiary. Belvedere Finance’s wholly-owned subsidiary, BT Residential Funding Corporation, is also a taxable REIT subsidiary.

Except for Belvedere Trust Mortgage Corporation, we generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 20% of the total value of the our assets.

We will be subject to a 100% penalty tax on any rent, interest, or other charges that we impose on any taxable REIT subsidiary in excess of an arm’s length price for comparable services. We expect that any rents, interest, or other charges imposed on any taxable REIT subsidiary will be at arm’s length prices.

We generally expect to derive income from our taxable REIT subsidiaries by way of dividends. Such dividends are not real estate source income for purposes of the 75% income test. Therefore, when aggregated with our non-real estate source income, such dividends must be limited to 25% of our gross income each year. We will monitor the value of our investment in, and the distributions from, our taxable REIT subsidiaries to ensure compliance with all applicable REIT income and asset tests.

Taxable REIT subsidiaries doing business in the United States are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including us, as dividend distributions. Such dividends may, however, qualify for the new lower income tax rate on dividends described below under “New Tax Legislation.”

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to United States stockholders as ordinary income. See the discussion below under the heading entitled “New Tax Legislation” for more information about federal income tax rates on dividends. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder and will reduce the adjusted tax basis which each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in its stock will be taxable as capital gain, and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the tax code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31 should be treated as a distribution to our stockholders in the following calendar year for United States federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses.

Capital Gain Distributions

Distributions designated by us as capital gain dividends will be taxable to United States stockholders as capital gain income. We can designate distributions as capital gain dividends to the extent of our net capital gain for the taxable year of the distribution. This capital gain income will generally be taxable to non-corporate United States stockholders at a 15% or 25% rate based on the characteristics of the asset we sold that produced the gain. See the discussion below under the heading entitled “New Tax Legislation” for more information about federal capital gains tax rates. United States stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income.

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

Information Reporting and Backup Withholding

We report to our United States stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact, or provides a taxpayer identification number or social security number, certifying as to no loss of exemption from backup withholding, and otherwise complies with applicable requirements of the backup withholding rules. A United States stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A United States stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

See the discussion below under the heading entitled “New Tax Legislation” for information about federal tax rates for backup withholding.

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the tax code, i.e., property the acquisition or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we or Belvedere Trust Mortgage Corporation do not hold a residual interest in a real estate mortgage investment conduit, REMIC, that gives rise to “excess inclusion” income, as defined in Section 860E of the tax code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or Belvedere Trust Mortgage Corporation were to hold residual interests in a REMIC, or if we or a pool of our assets or Belvedere Trust Mortgage Corporation’s assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets or Belvedere Trust Mortgage Corporation’s assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

Notwithstanding the above, however, a substantial portion of the dividends you receive may constitute UBTI if we are treated as a “pension-held REIT” and you are a pension trust which:

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

PROSPECTIVE NON-UNITED STATES STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of United States real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a United States trade or business, the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions, and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

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

Gains recognized by a non-United States stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-United States stockholders. Because our stock is publicly traded, we cannot assure our investors that we are or will remain a domestically-controlled REIT. Even if we are not a domestically-controlled REIT, however, a non-United States stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if the shares are traded on an established securities market.

If gain from the sale of the stock were subject to taxation under FIRPTA, the non-United States stockholder would be subject to the same treatment as United States stockholders with respect to that gain, subject to applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the 30% branch profits tax in the case of non-United States corporations. In addition, the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS.

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

Information Reporting and Backup Withholding

If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 28%) unless the disposing non-United States stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a “controlled foreign corporation” for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the United States, then (i) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (ii) information reporting will not apply if the non-United States stockholder satisfies certification requirements regarding its status as a foreign stockholder.

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

New Tax Legislation

Legislation was recently enacted that, in the case of noncorporate taxpayers, generally reduces the maximum long-term capital gains tax rate for U.S. federal income tax purposes from 20% to 15% (for sales or exchanges occurring on or after May 6, 2003, through taxable years beginning before January 1, 2009) and reduces the maximum U.S. federal income tax rate on most dividends from 38.6% to 15% (for taxable years beginning after December 31, 2002 and before January 1, 2009). The recent legislation also repealed the 18% federal capital gains rate that applied to the sale or exchange of certain assets acquired after December 31, 2000 and certain assets acquired before January 1, 2001 which a taxpayer elected to treat as having been sold and reacquired on the same date. The repeal of the 18% capital gains rate is effective for sales or exchanges occurring on or after May 6, 2003, through taxable years beginning before January 1, 2009. The legislation also reduces the maximum U.S. federal income tax rate imposed on noncorporate taxpayers’ ordinary income from 38.6% to 35% for taxable years beginning after December 31, 2002 and before January 1, 2011 and reduces the federal tax rate applicable to backup withholding from 30% to 28% for taxable years beginning after December 31, 2002 and before January 1, 2011.

In general, dividends paid by REITs are not eligible for the new 15% federal income tax rate on dividends. However, subject to certain required holding periods with respect to our stock and certain other restrictions, the 15% federal income tax rate for long-term capital gains and dividends will generally apply to:

•	long-term capital gains, if any, recognized on the disposition of our common stock;

•	our distributions designated as long-term capital gain dividends attributable to sales or exchanges by us on or after May 6, 2003 (except to the extent attributable to “unrecaptured Section 1250 gain,” which continues to be subject to a 25% tax rate);

•	our dividends attributable to dividends received by us after December 31, 2002 from taxable corporations (such as taxable REIT subsidiaries); and

•	our dividends to the extent attributable to income that was subject to tax at the REIT level (for example, if we distributed less than 100% of our taxable income).

Although the new legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable treatment of regular corporate dividends could cause investors other than corporations to consider stocks of other dividend-paying corporations to be more attractive relative to stocks of REITs. It is not possible to predict whether this change in perceived relatives value will occur, or what the effect will be on the market price of our stock.

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time, and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

Item 2.    PROPERTY

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with Pacific Income Advisers, Inc. that expires in 2012.

Item 3.    LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock began trading under the symbol ANH on the New York Stock Exchange on May 9, 2003. Our common stock previously traded under the symbol ANH on the American Stock Exchange. Preceding March 17, 1998, there had been no public market for our common stock. The high and low sale prices for our common stock as reported by the American and New York Stock Exchanges for the periods indicated are as follows:

	2002		2003
	High	Low	High	Low
First Quarter	$10.12	$8.10	$13.13	$11.41
Second Quarter	$14.50	$9.60	$15.65	$13.00
Third Quarter	$14.00	$8.71	$16.55	$13.70
Fourth Quarter	$13.60	$10.08	$15.19	$12.93

Holders

As of March 4, 2004 there were approximately 1,293 record holders of our common stock. On March 4, 2004, the last reported sale price of our common stock on the New York Stock Exchange was $13.84per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings for each listed quarter and were declared on the date indicated.

	Cash Dividends Per Share	Date Dividend Declared
2002
First Quarter ended March 31, 2002	$0.50	April 18, 2002
Second Quarter ended June 30, 2002	$0.50	July 11, 2002
Third Quarter ended September 30, 2002	$0.50	September 12, 2002
Fourth Quarter ended December 31, 2002(1)	$0.50	December 18, 2002
2003
First Quarter ended March 31, 2003	$0.45	April 16, 2003
Second Quarter ended June 30, 2003	$0.45	July 17, 2003
Third Quarter ended September 30, 2003	$0.33	October 15, 2003
Fourth Quarter ended December 31, 2003(2)	$0.33	December 17, 2003

(1)	The dividend was paid on January 27, 2003 to holders of record as of the close of business on December 31, 2002.
(2)	The dividend was paid on January 27, 2004 to holders of record as of the close of business on December 31, 2003.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 with respect to our common shares issuable under our equity compensation plans:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	999,174	$11.51	391,804
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	999,174	$11.51	391,804

(1)	The Anworth 1997 Stock Option and Awards Plan, as amended, allows for the granting of stock options and other awards to eligible individuals, which generally includes directors, officers, employees and consultants. The plan does not segregate the number of securities remaining available for future issuance among stock options and other awards. The 391,804 shares authorized for future issuance represents the total number of shares available through any combination of stock options or other awards. The share reserve under the plan automatically increases on the first trading day in January each calendar year by an amount equal to two percent (2%) of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed 3,000,000 shares. See Note 7 to our financial statements.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 are derived from our audited financial statements included in this Form 10-K. The selected financial data as of December 31, 2001, 2000 and 1999 and for the years ended December 31, 2000 and 1999 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except per share data)
Statement of Operations Data:
Days in period	365	366	365	365	365
Interest and dividend income	$9,501	$10,314	$10,768	$66,855	$100,077
Interest expense	(7,892)	(8,674)	(6,363)	(29,576)	(45,661)

Net interest income	1,609	1,640	4,405	37,279	54,416
Gain on sales	—	—	430	4,709	3,497
Expenses	(400)	(379)	(1,129)	(10,318)	(7,718)

Net income	$1,209	$1,261	$3,706	$31,670	$50,195

Basic net income per average share	$0.53	$0.54	$1.52	$1.81	$1.52
Diluted net income per average share	$0.53	$0.54	$1.50	$1.80	$1.52
Dividends declared per share (1)	$0.53	$0.40	$1.64	$2.00	$1.56
Weighted average shares outstanding	2,290	2,331	2,467	17,591	33,112

	At December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except per share data)
Balance Sheet Data:
Mortgage-backed securities, net	$161,488	$134,889	$420,214	$2,430,103	$4,245,853
Total assets	$167,144	$141,834	$424,610	$2,443,884	$4,263,274
Repurchase agreements	$147,690	$121,891	$325,307	$2,153,870	$3,775,691
Total liabilities	$150,612	$123,633	$369,613	$2,178,362	$3,805,877
Stockholders’ equity	$16,532	$18,201	$54,997	$265,522	$457,397
Number of common shares outstanding	2,307	2,350	6,951	25,346	42,707
Book value per share	$7.17	$7.75	$7.91	$10.48	$10.71

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(dollar amounts in thousands)
Other Data (unaudited):
Average earnings assets	$163,167	$152,289	$167,890	$1,504,350	$3,162,330
Average borrowings	$149,372	$135,631	$152,870	$1,384,887	$2,890,779
Average equity(2)	$18,931	$19,154	$20,279	$160,052	$370,967
Yield on interest earning assets(3)	5.82%	6.77%	6.41%	4.44%	3.16%
Cost of funds on interest bearing liabilities	5.28%	6.40%	4.16%	2.14%	1.58%

Annualized Financial Ratios (unaudited)(2):
Net interest margin (net interest income/average assets)	0.99%	1.08%	2.62%	2.48%	1.72%
G&A expenses as a percentage of average assets(4)	0.24%	0.25%	0.32%	0.14%	0.12%
Return on average assets(4)	0.74%	0.83%	2.56%	2.66%	1.60%
Return on average equity(4)	6.38%	6.58%	18.28%	25.20%	16.59%

(1)	On September 26, 2000, our board of directors announced that, beginning with the third quarter of 2000, dividends would generally be declared after each quarter-end rather than during the applicable quarter.
(2)	Average equity excludes fair value adjustment for mortgage-backed securities.
(3)	Excludes gain on sale of securities.
(4)	Excludes management and incentive fees paid to our management company, incentive compensation paid to our employees and the acquisition costs of $3,475,000 paid for our external manager in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We were formed in October 1997 to invest primarily in mortgage-related assets, including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. We commenced operations on March 17, 1998 upon the closing of our initial public offering. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-backed securities and mortgage loans and the costs of borrowing to finance our acquisition of mortgage-backed securities and mortgage loans.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of December 31, 2003, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2003 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

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

The market value of our common stock issued, valued as of the consummation of the merger, in excess of the fair value of the net tangible assets acquired, has been accounted for as a non-cash charge to operating income. Since we did not acquire tangible net assets from the manager in the merger, the non-cash charge equaled the value of the consideration paid in the merger, which was approximately $3.2 million. This non-cash charge did not reduce our taxable income, of which at least 90% must be paid as dividends to stockholders to maintain our status as a REIT. It did, however, reduce our reportable net income. In addition, we incurred $295,000 in merger-related expenses.

Over the past year, the continued decline in the general level of interest rates has had a materially positive impact on our cost of financing. As a result of the interest rate reductions by the Federal Reserve Board, the one-month LIBOR rate has declined from 1.38% as of December 31, 2002 to 1.12% as of December 31, 2003. This decline in short-term interest rates has reduced the rates at which we borrow funds to finance our portfolio holdings. Our cost of financing has declined from 2.14% for the year ended December 31, 2002 to 1.58% for the year ended December 31, 2003. During the same time period, our yield on interest earning assets decreased from 4.44% to 3.16%, effectively reducing our spread from 2.30% to 1.50%.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. We have made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. We believe that over time Belvedere Trust’s business will become an important part of our overall operations and business strategy.

Results of Operations

Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003, our net income was $50,195,000, or $1.52 per diluted share, based on an average of 33,112,059 shares outstanding. For the year ended December 31, 2002, our net income was $31,670,000, or $1.80 per diluted share, based on an average of 17,590,888 shares outstanding. The decrease in our earnings per share in 2003 over 2002 was due to an increase in premium amortization expense. The increase in premium amortization expense resulted from an increase in the constant prepayment rate (“CPR”) of our mortgage-backed securities, resulting primarily from an extremely high volume of mortgage refinancings driven by the record-low interest rates. These refinancings occurred mainly in the second quarter, and their net effect was realized through the increase in premium amortization expense in the third quarter.

The table below shows the approximate constant prepayment rate of our mortgage assets:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2002	33%	33%	28%	33%
2003	35%	40%	46%	40%

Net interest income for the year ended December 31, 2003 totaled $54,416,000, or 54.4% of total interest income, compared to $37,279,000, or 55.8% of total interest income, for the year ended December 31, 2002. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly from last year. This has resulted in a large increase in our income and interest expense in 2003 compared to 2002. Also, during the year ended December 31, 2003, we realized a net gain on the sale of assets in the amount of $3,497,000, or 3.5% of total interest income, compared to $4,708,605, or 7.0% of total interest income, during the year ended December 31, 2002.

For the year ended December 31, 2003, our operating expenses increased to $7,718,000, excluding acquisition costs and fees paid to external management company, or 7.7% of total interest income, from $4,701,227, or 7.0% of total interest income, for the year ended December 31, 2002. This increase was due primarily to the internalization of the management of our company and increased expenses associated with compensation paid under our incentive compensation plan.

Our return on average equity was 13.53% for the year ended December 31, 2003, compared to 19.79% for the year ended December 31, 2002.

Years Ended December 31, 2002 and 2001

For the year ended December 31, 2002, our net income was $31,670,000, or $1.80 per diluted share, based on an average of 17,590,888 shares outstanding. For the year ended December 31, 2001, our net income was $3,706,000, or $1.50 per diluted share, based on an average of 2,466,817 shares outstanding.

Net interest income for the year ended December 31, 2002 totaled $37,279,000, or 55.8% of total interest income, compared to $4,405,000, or 40.9% of total interest income, for the year ended December 31, 2001. Also, during the year ended December 31, 2002, we realized a net gain on the sale of assets in the amount of $4,708,605, or 7.0% of total interest income, compared to $430,000, or 4.0% of total interest income, during the year ended December 31, 2001.

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

Return on Average Equity(1)

The table below shows the components of return on average equity(2):

	Net Interest Income/Equity	G&A Expense(3)/ Equity	Net Income(3)(4)/ Equity
For the year ended December 31, 2003	16.68%	1.16%	15.52%
For the year ended December 31, 2002	23.29%	1.03%	22.26%
For the year ended December 31, 2001	21.72%	2.62%	19.10%

(1)	The table above presents other than GAAP ratios and is provided by management to present a consistent application of return on average equity ratios with those provided in previous filings.
(2)	Average equity excludes unrealized gain (loss) on available-for-sale securities.
(3)	Excludes management and incentive fees paid to our management company, incentive compensation paid to our employees and the costs to acquire our external manager.
(4)	Excludes gain on sales of securities.

Average Cash Equivalents and Average Mortgage Assets

The table below shows our average balances of cash equivalents and mortgage assets, the annualized yields earned on each type of earning assets, the yield on average earning assets and dividend and interest income:

	Average Cash Equivalents	Average Amortized Cost of Mortgage Assets	Average Earning Assets	Yield on Average Cash Equivalents	Yield on Average Amortized Cost of Mortgage Assets	Yield on Average Earning Assets	Dividend and Interest Income
	(dollar amount in thousands)
For the year ended December 31, 2003	$4,833	$3,157,497	$3,162,330	0.89%	3.17%	3.16%	$100,077
For the year ended December 31, 2002	$8,560	$1,495,790	$1,504,350	1.88%	4.47%	4.44%	$66,855
For the year ended December 31, 2001	$3,444	$164,446	$167,890	4.00%	6.46%	6.41%	$10,768

Average Borrowed Funds and Annualized Average Cost of Funds

The table below shows our average borrowed funds and annualized average cost of funds:

	Average Borrowed Funds	Interest Expense	Average Cost of Funds
For the year ended Dec. 31, 2003	$2,890,779	$45,661	1.58%
For the year ended Dec. 31, 2002	$1,384,887	$29,576	2.14%
For the year ended Dec. 31, 2001	$152,870	$6,363	4.16%

Operating Expenses/Total Assets

The table below shows operating expenses as a percent of total assets:

	Management Fee & Other Expenses (1)/ Total Assets	Incentive Fee and Incentive Compensation/ Total Assets	Total G&A Expenses(1)/ Total Assets
For the year ended December 31, 2003	0.09%	0.09%	0.18%
For the year ended December 31, 2002	0.08%	0.20%	0.28%
For the year ended December 31, 2001	0.13%	0.14%	0.27%

(1)	Excludes costs to acquire our external manager of $3,475,000.

Financial Condition

At December 31, 2003, we held total assets of $4,263 million, consisting primarily of $3,844 million of adjustable-rate mortgage-backed securities and $402 million of fixed-rate mortgage-backed securities. This balance sheet size represents an approximate 175% increase over our balance sheet size at December 31, 2002. At December 31, 2003, we were well within our asset allocation guidelines, with approximately 100% of total assets consisting of mortgage-backed securities guaranteed by an agency of the United States government such as Fannie Mae, Freddie Mac or Ginnie Mae. Of the adjustable-rate mortgage-backed securities owned by us, 28.7%, which are calculated based on amortized cost, were adjustable-rate pass-through certificates that reset at least once a year. The remaining 71.3% were  3/1 and  5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan.

Mortgage-Backed Securities by Type of Issuer

The following table presents a schedule of mortgage-backed securities owned at December 31, 2003 and December 31, 2002, classified by type of issuer:

	At December 31, 2003		At December 31, 2002
	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
FNMA	$2,984,941	70.3%	$1,631,425	67.1%
FHLMC	1,059,517	25.0%	651,645	26.8%
GNMA	201,395	4.7%	147,033	6.1%

Total Portfolio	$4,245,853	100.0%	$2,430,103	100.0%

Mortgage-Backed Securities by Interest Rate Index

The following table classifies our portfolio of mortgage-backed securities owned at December 31, 2003 and December 31, 2002 by type of interest rate index (with respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired):

	December 31, 2003		December 31, 2002
	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
	(dollar amounts in thousands)
One-month LIBOR	$30,184	0.7%	$77,055	3.2%
Six-month LIBOR	17,131	0.4%	17,614	0.7%
One-year LIBOR	1,439,064	33.9%	613,325	25.2%
Six-month Certificate of Deposit	8,831	0.2%	1,239	0.1%
Six-month Constant Maturity Treasury	1,874	0%	—	—
One-year Constant Maturity Treasury	2,241,179	52.8%	1,370,783	56.4%
Cost of Funds Index	105,854	2.5%	11,313	0.5%
Fixed rate	401,736	9.5%	338,774	13.9%

Total Portfolio	$4,245,853	100.0%	$2,430,103	100.0%

Our mortgage-backed securities portfolio had a weighted average coupon of 4.3% at December 31, 2003. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were 36.3%, 32.9% and 25.4%, respectively, for the months of October, November and December 2003. At December 31, 2003, the unamortized net premium paid for our mortgage-backed securities was $112 million. Our mortgage-backed securities had a weighted average coupon of 5.21% at December 31, 2002. The weighted average one-month constant prepayment rates of our mortgage-backed securities portfolio were 29.3%, 36.0% and 34.6%, respectively, for the months of October, November and December 2002. At December 31, 2002, the unamortized net premium paid for our mortgage-backed securities was $60.8 million.

We analyze our mortgage-backed securities for the extent to which prepayments impact the yield of the securities. When actual prepayments exceed expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity. We monitor our prepayment expectations versus our actual prepayment experience on a monthly basis in order to adjust the amortization of the net premium.

As of December 31, 2003, the fair value of our portfolio of mortgage-related assets classified as available-for-sale was reduced by $21.93 million, or 0.52% less than the amortized cost of our portfolio. As of December 31, 2002, the fair value of our portfolio of mortgage-related assets classified as available-for-sale was $14.86 million, or 0.61% more than the amortized cost of our portfolio.

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

During the year ended December 31, 2003, we entered into various mortgage-backed securities transactions where we agreed to take delivery of the securities more than one month from the trade date. As directed by accounting rules for these types of extended delivery transactions, the economic benefit or cost that occurs between the trade date and the delivery date are designated as a derivative gain or loss. We were not a party to any derivative transactions during the year ended December 31, 2003.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $3,776 million at December 31, 2003. Our other significant source of funds for the year ended December 31, 2003 consisted of payments of principal and interest from our mortgage securities portfolio in the amount of $1,497.6 million. As of December 31, 2003, we had raised approximately $88.4 million in capital under our amended Dividend Reinvestment and Direct Stock Purchase Plan, $55.5 million of which was raised in 2003.

In the future, we expect that our primary sources of funds will consist of borrowed funds under repurchase agreement transactions with one- to twelve-month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

Our borrowings had a weighted average interest cost during the year ended December 31, 2003 of 1.58% compared with 2.14% for the year ended December 31, 2002. As of December 31, 2003, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. On December 31, 2003, we had borrowing arrangements with seventeen different financial institutions and had borrowed funds under repurchase agreements with fifteen of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the year ended December 31, 2003, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

From time to time, we raise additional equity dependent upon market conditions and other factors. We intend to raise additional equity through the issuance of capital stock as described in our registration statement on Form S-3 that was initially declared effective by the Securities and Exchange Commission in September 2002. The registration statement was subsequently amended and the post-effective amendment was declared effective in January 2003. We completed public offerings pursuant to that registration statement in May 2003 and August 2003 that raised an aggregate of approximately $113.6 million in net proceeds.

In December 2002, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 4.8 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and more recently on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. Prior to termination of the program on November 24, 2003, we sold all 4.8 million shares under the program, which provided net proceeds to us of approximately $63.25 million. The sales agent received an aggregate of approximately $1.1 million, which represents a commission of 1.8% on the gross sales price per share under the sales agreement.

Stockholders’ Equity

We use available-for-sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available-for-sale treatment, our equity base at December 31, 2003 was $457.4 million, or $10.71 per share.

With our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting. As a result, comparisons with companies that use historical cost accounting for some or all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss on available-for-sale securities” was $21.9 million, or 0.52% of the amortized cost of mortgage-backed securities at December 31, 2003.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. During 2003, management reviewed and evaluated its critical accounting policies and believes them to be appropriate.

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

Our accounting policies are described in Note 1 to our financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method, which, through amortization of premiums and accretion of discounts, recognizes periodic income over the term of the investment on a constant yield basis, as adjusted for actual prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principle amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Valuation of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

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

Off-Balance Sheet and Contractual Arrangements

Management has addressed the issues of off-balance sheet contractual obligations and has determined that all such obligations are reflected on the financial statements. In addition, management has also determined that all reverse repurchase agreements and employment obligations under contract and lease commitments are also fully disclosed on the financial statements.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on December 31, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 268 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On December 31, 2003, 9.5% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On December 31, 2003, approximately 99.9% of our mortgage-backed securities were acquired at a premium.

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

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, seasonal periods and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

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

Lloyd McAdams, Joseph E. McAdams, Evangelos Karagiannis, Bistra Pashamova and other of our officers and employees are officers and employees of Pacific Income Advisers, Inc., or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $4.3 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that will manage the day-to-day operations of Belvedere Trust Mortgage Corporation, our newly formed mortgage loan subsidiary, and Lloyd McAdams is also an owner and officer of Syndicated Capital, a registered broker-dealer. Our officers service to PIA, BT Management Company, L.L.C. and Syndicated Capital allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

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

Our adjustable-rate mortgage-backed securities are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On December 31, 2003, approximately 90.5% of our mortgage-backed securities were adjustable-rate securities.

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

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

We depend on short-term borrowings to fund acquisitions of mortgage-related assets and reach our desired amount of leverage. Accordingly, our ability to achieve our investment and leverage objectives depends on our ability to borrow money in sufficient amounts and on favorable terms. In addition, we must be able to renew or replace our maturing short-term borrowings on a continuous basis. Moreover, we depend on a limited number of lenders to provide the primary credit facilities for our purchases of mortgage-related assets.

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

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits and the ability to earn capital gains.

We depend on our key personnel and the loss of any of our key personnel could severely and detrimentally affect our operations.

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, Evangelos Karagiannis, Vice President, and Bistra Pashamova, Vice President. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

For some period of time, Belvedere Trust will use the net proceeds of our investment in Belvedere Trust to meet its operating expenses as it acquires new loans for its portfolio. If Belvedere Trust has fully invested all of the net proceeds of our investment in it prior to the point at which Belvedere Trust generates sufficient cash for it to fund its operations, if it ever does, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or third parties or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain its solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the tax code), and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex tax code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effect that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock, and Belvedere Trust does not qualify as a REIT or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income, which will reduce the amount available for distribution to us.

Belvedere Trust was formed as a qualified REIT subsidiary, but may elect to be taxed to be as a REIT in the future, possibly as early as its taxable year ending December 31, 2004. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the tax code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT after it makes a REIT election would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

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

Excess inclusion income could result if we or Belvedere Trust held a residual interest in a REMIC. Excess inclusion income also would be generated if we or Belvedere Trust were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. We also invest in equity securities of other REITs. If we were to receive excess inclusion income from another REIT, we may be required to distribute the excess inclusion income to our stockholders, which may result in the recognition of unrelated business taxable income.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has previously granted Lloyd McAdams, our President, Chairman and Chief Executive Officer, and his family members an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption allowed Lloyd McAdams, Heather Baines and Joseph McAdams collectively to hold up to 19% of our outstanding shares. Our board of directors has recently terminated this exemption.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-backed securities. Hybrid mortgages are adjustable-rate mortgages that have a fixed interest rate for an initial period of time (typically three years and five years) and then convert to a one-year adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

As of December 31, 2003, our mortgage-backed securities and borrowings will prospectively reprice based on the following time frames:

	Assets		Borrowings
	Amount	Percent of Total Investments	Amount	Percent of Total Borrowings
	(dollar amounts in thousands)
Investment Type/Rate Reset Dates
Fixed-Rate Investments	$401,736	9.5%	—	—

Adjustable Rate Investments/Obligations:
Less than 3 months	238,108	5.6%	721,508	19.1%
Greater than 3 months and less than 1 year	864,626	20.3%	2,319,523	61.4%
Greater than 1 year and less than 2 years	541,416	12.8%	734,660	19.5%
Greater than 2 years and less than 3 years	1,814,758	42.7%	—	—
Greater than 3 years and less than 5 years	385,209	9.1%	—	—
Total	$4,245,853	100%	$3,775,691	100%

Market Value Risk

Substantially all of our mortgage-backed securities and equity securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the adjustment to fair value reflected as part of accumulated other comprehensive income that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2003, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 268 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term debt as it matures. There can be no assurance that we will always be able to roll over our short-term debt. At December 31, 2003, we had $735 million of debt which could be considered long-term debt with a term greater than one year.

At December 31, 2003, we had unrestricted cash of $196,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment experience also may be affected by the conditions in the housing and financial markets, general economic conditions, seasonal changes and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-backed securities. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-backed securities purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flows and results of operations could be harmed.

We often purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security are prepaid at a faster rate than we anticipate, we would have to amortize the premium at a faster rate. This would reduce our income. At December 31, 2003, unamortized mortgage premium balances of mortgage-backed securities for financial accounting purposes were $112 million, or 2.5% of total assets.

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our 2004 projected net income and net assets as more fully discussed below based on investments in place on December 31, 2003, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rate	Percentage Change in Net Income	Percentage Change in Net Assets
–2.0%	–81.0%	1.4%
–1.0%	–37.0%	1.2%
0.0%	—	—
1.0%	14.0%	–2.0%
2.0%	11.8%	–4.5%

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

The table quantifies the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-backed securities for each rate shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-backed securities relative to prevailing interest rates.

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions coupled with the low level of interest rates at December 31, 2003, the interest rate shocks presented in the above table would cause net income to decrease under each of the interest rate shock scenarios presented. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 65.8% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at December 31, 2003. Actual results could differ significantly from those estimated in the table.

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued Financial Accounting Standards No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in an effort to establish standards for classification and measurements of those financial instruments. It requires that an issuer classify a financial instrument within its scope as a liability. Many of those instruments, as stated in FAS 150, were previously classified as equity. This statement is effective at the beginning of the first interim period commencing after June 15, 2004. The provisions of FAS 150 should did not have a material effect on the Company’s financial statements.

On July 1, 2003, the Company adopted SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In particular, this SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s Financial Statements, as no such contracts were entered into during this period.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this report and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 8, 2003, the audit committee of our board of directors voted to dismiss PricewaterhouseCoopers LLP as our independent accountants and to engage the services of BDO Seidman, LLP to serve as our independent public accountants for the 2003 fiscal year.

PricewaterhouseCoopers’ reports on our consolidated financial statements for each of the years ended December 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles. In connection with its audits for the fiscal years ended December 31, 2002 and 2001 and through December 8, 2003, there were no disagreements with PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers, would have caused PricewaterhouseCoopers to make reference to the subject matter of the disagreement(s) in connection with its reports on our financial statements as of December 31, 2002 and 2001 and for the years then ended. During the fiscal years ended December 31, 2002 and 2001 and through December 8, 2003, there were no “reportable events” requiring disclosure pursuant to Item 304 (a) (1) (v) of Regulation S-K.

We requested and PricewaterhouseCoopers furnished us with a letter addressed to the SEC stating whether or not it agrees with the statements made in the paragraph above. A copy of the letter from PricewaterhouseCoopers dated December 8, 2003 was filed as Exhibit 16.1 to our Current Report on Form 8-K dated December 8, 2003.

Effective December 8, 2003, we engaged BDO Seidman as our independent accountants. During the two years ended December 31, 2002 and through December 8, 2003, neither we nor anyone on our behalf consulted BDO Seidman regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, nor has BDO Seidman provided to us a written report or oral advice regarding such principles or audit opinion.

Item 9A.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 29, 2004.

PART IV

Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Accountants, BDO Seidman, LLP;
•	Report of Independent Accountants, PricewaterhouseCoopers LLP;
•	Balance Sheets as of December 31, 2003 and December 31, 2002;
•	Statements of Operations: Years Ended December 31, 2003, December 31, 2002 and December 31, 2001;
•	Statements of Stockholders’ Equity: Years Ended December 31, 2003, December 31, 2002 and December 31, 2001;
•	Statements of Cash Flows: Years Ended December 31, 2003, December 31, 2002 and December 31, 2001; and
•	Notes to Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1(1)	Amended Articles of Incorporation

3.2(2)	Articles of Amendment

3.3(1)	Bylaws

4.1(1)	Specimen Common Stock certificate

4.2(3)	Specimen Preferred Stock certificate

10.1(2)	1997 Stock Option and Awards Plan, as amended

10.2(4)	Dividend Reinvestment and Stock Purchase Plan

10.3(5)	2002 Incentive Compensation Plan

10.4(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

Exhibit Number	Description

10.10(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13(7)	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15(9)	Deferred Compensation Plan

10.16(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.17(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.18(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.19(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.
(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.

(b) Reports on Form 8-K.

We filed the following current reports on Form 8-K during the quarter ended December 31, 2003:

•	Form 8-K filed on October 17, 2003 to announce the issuance of our press release that announced our earnings for the quarter ended September 30, 2003 (Item 12).

•	Form 8-K filed on November 5, 2003 to announce the issuance of our press release that announced the formation of a wholly-owned subsidiary of the Company, Belvedere Trust Mortgage Corporation (Item 5).

•	Form 8-K filed on November 5, 2003 to announce the change in our independent accountants (Item 4).

•	Form 8-K filed on December 18, 2003 to announce the issuance of our press release that addressed the declaration of a dividend for the quarter ended December 31, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 8, 2004	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 8, 2004

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Accounting Officer)	March 8, 2004

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President Chief Investment Officer and Director	March 8, 2004

/s/ CHARLES H. BLACK Charles H. Black	Director	March 8, 2004

/s/ JOE E. DAVIS Joe E. Davis	Director	March 8, 2004

/s/ CHARLES F. SMITH Charles F. Smith	Director	March 8, 2004

/s/ LEE A. AULT, III Lee A. Ault, III	Director	March 8, 2004

ANWORTH MORTGAGE ASSET CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Anworth Mortgage Asset Corporation

We have audited the accompanying balance sheet of Anworth Mortgage Asset Corporation as of December 31, 2003 and the related statement of operations, stockholders’ equity, cash flows and comprehensive income for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2003 and the results of its operations, cash flows and comprehensive income for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Los Angeles, California

February 6, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Anworth Mortgage Asset Corporation

In our opinion, the accompanying balance sheets and the related statements of operations, stockholders’ equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2002, and the results of its operations, cash flows and comprehensive income for each of the years in the two year period then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Los Angeles, California

January 18, 2003

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

	December 31, 2003	December 31, 2002
ASSETS
Mortgage-backed securities:
Mortgage-backed securities pledged to counterparties at fair value	$3,954,019	$2,338,405
Mortgage-backed securities at fair value	291,834	91,698

	4,245,853	2,430,103
Cash and cash equivalents	196	906
Accrued interest and dividend receivable	17,007	11,673
Prepaid expenses and other	218	1,202

	$4,263,274	$2,443,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Reverse repurchase agreements	$3,775,691	2,153,870
Accrued interest payable	14,684	9,944
Dividends payable	14,093	12,673
Accrued expenses and other	1,409	1,875

	3,805,877	2,178,362

STOCKHOLDERS’ EQUITY
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock; par value $.01 per share; authorized 100,000 shares; 42,707 and 25,396 issued and 42,707 and 25,346 outstanding, respectively	427	253
Additional paid in capital	488,909	256,610
Accumulated other comprehensive income, unrealized (loss)/gain on available-for-sale securities	(21,933)	14,860
Retained deficit	(9,331)	(5,218)
Unearned restricted stock	(675)	(754)
Treasury stock at cost (50 shares)	—	(229)

	457,397	265,522

	$4,263,274	$2,443,884

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002	For the Year Ended December 31, 2001
Interest and dividend income net of amortization of premium and discount	$100,077	$66,855	$10,768
Interest expense	(45,661)	(29,576)	(6,363)

Net interest income	54,416	37,279	4,405

Gain on sale of securities	3,497	4,709	430

Expenses: (Note 6)
External management fee	—	(400)	(208)
External incentive fee	—	(1,741)	(598)
Compensation and benefits	(1,476)	(551)
Incentive compensation	(3,899)	(3,055)
Cost to acquire external manager	—	(3,475)
Other expense	(2,343)	(1,096)	(323)

Total expenses	(7,718)	(10,318)	(1,129)

Net Income	$50,195	$31,670	$3,706

Basic earnings per share	$1.52	$1.81	$1.52

Average number of shares outstanding	32,927	17,461	2,442

Diluted earnings per share	$1.52	$1.80	$1.50

Average number of diluted shares outstanding	33,112	17,591	2,467

Dividends declared per share	$1.56	$2.00	$1.64

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(in thousands except per share amounts)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income	Total
Balance, December 31, 2000	2,350	$24	$19,243	$(1,186)	$349	$—	$(229)	$—	$18,201
Issuance of common stock	4,601	46	35,081						35,127
Available-for-sale securities, Fair value adjustment				1,891				1,891	1,891
Net income					3,706			3,706	3,706

Comprehensive income								$5,597

Dividends declared—$1.64 per share					(3,928)				(3,928)

Balance, December 31, 2001	6,951	$70	$54,324	$705	$127	$—	$(229)		$54,997

Issuance of common stock	18,335	182	201,493						201,675
Available-for-sale securities, Fair value adjustment				14,155				14,155	14,155
Net income					31,670			31,670	31,670

Comprehensive income								$45,825

Restricted stock issuance	60	1	793			(794)			—
Amortization of restricted stock						40			40
Dividends declared—$2.00 per share					(37,015)				(37,015)

Balance, December 31, 2002	25,346	$253	$256,610	$14,860	$(5,218)	$(754)	$(229)		$265,522

Issuance of common stock	17,361	174	232,401						232,575
Retired Treasury Stock			(229)				229		0
Available-for-sale securities, Fair value adjustment				(36,793)				(36,793)	(36,793)
Net income					50,195			50,195	50,195

Comprehensive income								$13,402

DER adjustment			127		(127)				0
Amortization of restricted stock						79			79
Dividends declared—$1.56 per share					(54,181)				(54,181)

Balance, December 31, 2003	42,707	$427	$488,909	$(21,933)	$(9,331)	$(675)	$0		$457,397

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2003	For the year ended December 31, 2002	For the year ended December 31, 2001
Operating Activities:
Net income	$50,195	$31,670	$3,706
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	38,934	14,248	1,186
Realized gain on sale	(3,497)	(4,709)	(430)
Amortization of restricted stock	79	40	—
Non-cash portion of costs incurred in acquiring external manager	—	3,180	—
Increase in accrued interest receivable	(5,334)	(9,380)	(1,203)
Decrease (increase) in prepaid expenses and other	984	(1,192)	3
Increase (decrease) in accrued interest payable	4,740	8,651	(413)
Decrease (increase) in accrued expenses and other	(467)	1,011	829

Net cash provided by operating activities	85,634	43,519	3,678
Investing Activities:
Available-for-sale securities:
Purchases	(3,560,512)	(2,855,365)	(300,303)
Proceeds from sales	174,879	272,512	5,387
Proceeds from principal maturities and prepayments	1,497,654	538,563	51,690

Net cash used in investing activities	(1,887,979)	(2,044,290)	(243,226)
Financing Activities:
Net borrowings from reverse repurchase agreements	1,621,821	1,828,563	203,416
Proceeds from common stock issued, net	232,575	198,495	35,127
Dividends paid	(52,761)	(25,671)	(2,599)

Net cash provided by (used in) financing activities	1,801,635	2,001,387	235,944

Net decrease (increase) in cash and cash equivalents	(710)	616	(3,604)
Cash and cash equivalents at beginning of period	906	290	3,894

Cash and cash equivalents at end of period	$196	$906	$290

Supplemental Disclosure of Cash Flow Information, Cash paid for interest	$40,921	$20,925	$6,776
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Mortgage securities purchased, not yet settled	$—	$—	$40,819
Common Stock issued in connection with acquisition of external manager	$—	$3,180	$—
Restricted Stock issued	—	794	—
Retirement of Treasury Stock	229	—	—

See notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	For the Year Ended December 31,
	2003	2002	2001
Net Income	$50,195	$31,670	$3,706
Unrealized holding (losses)/gains	(36,793)	14,155	1,891

Comprehensive Income	$13,402	$45,825	$5,597

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

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. Subsequent to year end, we made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) utilized in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements of the Company include the accounts of all wholly owned subsidiaries, significant intercompany accounts and transactions have been eliminated.

A summary of the Company’s significant accounting policies follows:

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

SECURITIES

The Company invests primarily in adjustable-rate mortgage pass-through certificates and hybrid adjustable-rate mortgage-backed securities (“ARM” securities). Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan. The Company structures its investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

The Company classifies its investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

are acquired and evaluates the appropriateness of such classifications at each balance sheet date. The Company currently classifies all of its securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity.

Although the Company generally intends to hold its mortgage-backed securities (“MBS”) until maturity, it may, from time to time, sell any of its MBS as part of the overall management of its business. The available-for-sale designation provides the Company with the flexibility to sell its MBS in order to act on potential future market opportunities, changes in economic conditions and to meet other general corporate purposes.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principle amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases—an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

As the Company enters into hedging transactions, it formally documents the relationship between the hedging instruments and the hedged items. The Company has also documented its risk-management policies, including objectives and strategies, as it relates to its hedging activities. The Company assesses, both at inception of the hedging activity and on an on-going basis, whether or not the hedging activity is highly effective. When it is determined that a hedge is not highly effective, the Company discontinues hedge accounting prospectively. As of December 31, 2003, the Company had no derivative instruments outstanding.

CREDIT RISK

At December 31, 2003, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies. At December 31, 2003, because of the government agencies’ guarantee, all of the Company’s mortgage-backed securities have an implied “AAA” rating.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Other-than-temporary losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At December 31, 2003 and December 31,2002, the Company had no assets on which an impairment charge had been taken or a provision for loss had been established.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003.

	Less than 12 months		12 months or more		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	3,037,368	(26,479)	161,404	(1,220)	3,198,772	(27,699)

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

STOCK-BASED COMPENSATION

SFAS 123, “Accounting for Stock-Based Compensation,” amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” encourages companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a transparent measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income (loss). In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares in net income (loss).

As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards made during fiscal 2003, 2002 and 2001 as if the fair-value-based method defined in SFAS 123 had been applied.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	2003	2002	2001
Net income—as reported (in thousands)	$50,195	$31,670	$3,706
Stock-based compensation costs	$197	$28	$261
Net income—pro forma (in thousands)	$49,998	$31,642	$3,445

Basic earnings per share—as reported	$1.52	$1.81	$1.52
Basic earnings per share—pro forma	$1.52	$1.81	$1.41
Diluted earnings per share—as reported	$1.52	$1.80	$1.50
Diluted earnings per share—pro forma	$1.51	$1.80	$1.40

Assumptions:
Dividend yield	11%	17%	10%
Expected volatility	32%	27%	41%
Risk-free interest rate	3.52%	4.3%	4.98
Expected lives	8.4 years	8.8 years	7 years

EARNINGS PER SHARE (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase in the income per share. The computation of EPS for the years ended December 31, 2003 and 2002 is as follows:

2003

	Income	Average Shares	Earnings Per Share
	(in thousands except per share data)
For the year ended December 31, 2003:
Basic EPS	$50,195	32,927	$1.52
Effect of dilutive securities:
Stock options	—	185	—

Diluted EPS	$50,195	33,112	$1.52

2002

	Income	Average Shares	Earnings Per Share
	(in thousands except per share data)
For the year ended December 31, 2002:
Basic EPS	$31,670	17,461	$1.81
Effect of dilutive securities:
Stock options	—	130	(0.01)

Diluted EPS	$31,670	17,591	$1.80

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

2001

	Income	Average Shares	Earnings Per Share
	(in thousands except per share data)
For the year ended December 31, 2001:
Basic EPS	$3,706	2,442	$1.52
Effect of dilutive securities:
Stock options	—	25	(0.02)

Diluted EPS	$3,706	2,467	$1.50

COMPREHENSIVE INCOME

Comprehensive income includes net income and the net change in unrealized holding gains and losses on available-for-sale securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN No. 45 clarifies the requirements relating to the guarantor’s accounting for, and disclosure of, the issuance of certain types of guarantees. The disclosure provisions of FIN No. 45 were effective for financial statements of periods that end after December 15, 2002, and the required disclosures are included in these notes to consolidated financial statements. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. Adoption has not had a material impact on the Company’s results of operations and financial position.

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

In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities—an interpretation of ARB No. 51” (“FIN 46”) in an effort to improve financial reporting by achieving more consistent application of consolidation policies to variable interest entities (“VIEs”). VIEs, as defined in FIN 46, were often referred to as special purposes entities in the past. In general, VIEs lack substantial equity or substance as an entity. Their risks and returns generally inure to those other that the holders of the VIE’s equity

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(who are referred to as “primary beneficiaries”). VIEs are required to be consolidated by their primary beneficiaries. As of December 31, 2003, the Company did not have any interests in VIEs and does not believe that the provisions of FIN 46 will have a material effect on the Company’s financial statements.

In October 2001, the FASB issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. The adoption of FAS 144 on January 1, 2002 did not have a significant impact on the Company.

In May 2003, the FASB issued Financial Accounting Standards No.150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” in an effort to establish standards for classification and measurements of those financial instruments. It requires that an issuer classify a financial instrument within its scope as a liability. Many of those instruments, as stated in FAS 150, were previously classified as equity. This statement is effective at the beginning of the first interim period commencing after June 15, 2004. The provisions of FAS 150 should not have a material effect on the Company’s financial statements.

On July 1, 2003, the Company adopted SFAS No 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149). SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). In particular, this SFAS 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative and when a derivative contains a financing component that warrants special reporting in the Statement of Cash Flows. This Statement is generally effective for contracts entered into or modified after June 30, 2003 and did not have an impact on the Company’s Financial Statements, as no such contracts were entered into during this period.

NOTE 2.    SECURITIES

The following table summarizes the Company’s mortgage-backed securities (“MBS”) classified as available-for-sale as of December 31, 2003 and 2002, which are carried at their fair value (in thousands):

December 31, 2003

	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Other Mortgage- backed Securities	Total MBS Assets
Amortized Cost	$1,046,725	$3,000,831	$203,336	$4,250,892
Paydowns receivable	16,894	—	—	16,894
Unrealized gains	1,204	4,562	—	5,766
Unrealized losses	(5,306)	(20,452)	(1,941)	(27,699)

Fair value	$1,059,517	$2,984,941	$201,395	$4,245,853

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

December 31, 2002

	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Other Mortgage- backed Securities	Total MBS Assets
Amortized Cost	$631,329	$1,620,040	$146,605	$2,397,974
Paydowns receivable	17,269	—	—	17,269
Unrealized gains	3,500	12,120	428	16,048
Unrealized losses	(453)	(735)	—	(1,188)

Fair value	$651,645	$1,631,425	$147,033	$2,430,103

December 31, 2003

	ARMs	Hybrids	Fixed	Total
Amortized Cost	$1,133,587	$2,712,628	$404,677	$4,250,892
Paydowns receivable	5,539	11,355	—	16,894
Unrealized gains	1,490	2,036	2,240	5,766
Unrealized losses	(4,903)	(17,615)	(5,181)	(27,699)

Fair value	$1,135,713	$2,708,404	$401,736	$4,245,853

December 31, 2002

	ARMs	Hybrids	Fixed	Total
Amortized Cost	$954,505	$1,110,088	$333,381	$2,397,974
Paydowns receivable	8,960	8,309	—	17,269
Unrealized gains	2,235	8,420	5,393	16,048
Unrealized losses	(1,030)	(158)	—	(1,188)

Fair value	$964,670	$1,126,659	$338,774	$2,430,103

Included in gain on sale of the securities for the years ended December 31, 2003, 2002 and 2001 are gross realized gains of $3,497,040, $4,708,605 and $430,000 and gross realized losses of $0, $0 and $0, respectively. During the year ended December 31, 2003, the Company was not a party to any derivative transactions and there was no derivative gain or loss included in “Accumulated Other Comprehensive Income”.

NOTE 3.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its ARM securities. The reverse repurchase agreements are short-term borrowings that bear interest rates that have historically moved in close relationship to LIBOR (London Interbank Offer Rate). At December 31, 2003, these agreements were collateralized by mortgage-backed securities with a fair value of $3,954,019,000.

At December 31, 2003, the repurchase agreements had a weighted average interest rate of 1.51%, an average maturity of 268 days and the following remaining maturities (in thousands):

Within 59 days	$527,741
60 to 89 days	193,767
90 to 365 days	2,319,523
Over one year	734,660

$3,775,691

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

NOTE 5.    PUBLIC OFFERINGS AND CAPITAL STOCK

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of December 31, 2003, $165.6 million remained available for issuance under the registration statement.

On May 14, 2003, the Company completed a follow-on offering of our common stock. The Company issued 4,427,500 shares of common stock pursuant to a public offering at a price of $14.10 per share and received net proceeds of $59.0 million, net of underwriting discount and other offering expenses of $0.7755 per share.

On August 18, 2003, the Company completed a follow-on offering of our common stock. The Company issued 4,025,000 shares of common stock pursuant to a public offering at a price of $14.30 per share and received net proceeds of $54.7 million, net of underwriting discount and other offering expenses of $0.7197 per share.

In December 2002, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been and will be made by means of ordinary brokers’ transactions on the American Stock Exchange at market prices and through privately negotiated transactions. Commencing February 10, 2003 through the quarter ended December 31, 2003, the Company sold 4.8 million shares under the controlled equity offering program, which provided net proceeds to the Company of approximately $63.25 million. Cantor received an aggregate of approximately $1.1 million, which represents a commission of 1.8% on the gross sales price per share of the sales under the sales agreement through December 31, 2003.

In September 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Direct Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

stock. The plan was amended in June 2002 and December 2002 to increase the number of shares available thereunder. Through December 31, 2003 The Company raised equity capital of $88.4 million as a result of this plan, $55.5 million of which was raised in 2003.

The Company’s authorized capital includes 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by the Board of Directors.

During the year ended December 31, 2003, the Company declared dividends to stockholders totaling $1.56 per share, of which $1.23 was paid in 2003 and $0.33 was paid on January 27, 2004. For Federal income tax purposes, such dividends are ordinary income ($1.44) and long-term capital gain dividends ($0.03) to the Company’s stockholders. The remaining dividends of $0.09 per share, which comprise a portion of the dividends declared by the Company in the fourth quarter of 2003 and paid on January 27, 2004, will be treated as a 2004 distribution for Federal income tax purposes.

NOTE 6.    TRANSACTIONS WITH AFFILIATES

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

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the year ended December 31, 2003, eligible employees under the 2002 Incentive Compensation Plan earned $3,899,000 in incentive compensation. For the year ended December 31, 2002, eligible employees under the 2002 Incentive Compensation Plan earned $3,055,000 in incentive compensation. For the year ended December 31, 2001, the Company was externally managed and did not incur expenses under the 2002 Incentive Compensation Plan.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company. On July 8, 2003, the Company entered into an amendment to the sublease. Under the sublease, the Company leases approximately 5,500 square feet of office space from PIA and currently pays $45.36 per square foot in rent to PIA. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2003, the Company paid $249,269 in rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$256,960	$264,660	$272,580	$280,775	$1,209,890	$2,284,865

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225,000,000 of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $197,360 paid to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not being paid to the participant as earned, but are credited to a bookkeeping account maintained by the Company in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on the Company’s common stock. Each participant is a general unsecured creditor of the Company with respect to all

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

deferrals and earnings credited to his or her account under the Deferred Compensation Plan. A participant’s account shall be distributed to the participant: (i) no later than thirty days after the participant’s termination of employment with the Company, or (ii) immediately upon the occurrence of a change of control of the Company (as defined the Deferred Compensation Plan). Additionally, the Company may, but is not required to, pay amounts to a participant from his or her account if: (i) the participant’s cash compensation in any calendar year is below the $1,000,000 deduction limit imposed by Section 162(m) of the Code, or (ii) the participant’s compensation is not otherwise subject to the Section 162(m) limitation. The Company may not, however, pay any amount to a participant under the Deferred Compensation Plan unless the amount has been in the participant’s account for at least two years from the end of the calendar year in which the amount was credited to the account. A participant may designate a beneficiary to receive his or her account in the event of the participant’s death. Except as described above in this paragraph, or upon the termination of the Deferred Compensation Plan, no amounts may be paid to a participant from his or her account.

NOTE 7.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Option Plan”) which authorizes the grant of options to purchase, as of December 31, 2003, an aggregate of up to 1,800,000 of the outstanding shares of the company’s common stock. The plan authorizes the Board of Directors, or a committee of the Board of Directors, to grant incentive stock options (“ISOs”) as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of December 31, 2003, 391,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The share reserve under the Stock Option Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed 300,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

During the period ended December 31, 1998, the Company had granted 148,000 options at an exercise price of $9 per share and 136,000 DERs. For these options, those granted to officers became exercisable over a three year period following their date of grant, while those granted to directors become exercisable six months after their date of grant. During the year ended December 31, 1999, the Company granted an additional 50,000 options at an exercise price per share of $4.60 and 12,500 DER’s. These options became exercisable three years after the date of grant. During the year ended December 31, 2001, the Company granted an additional 140,856 options at exercise prices per share which range from $6.70 to $7.81. These options became exercisable on the date of grant. During the year ended December 31, 2002, the Company granted an additional 494,245 options at exercise prices which range from $9.45 to $11.25. These options became exercisable six months to one year following the date of grant, depending on when the option was granted. During the year ended December 31, 2003, the Company granted an additional 427,300 options on May 1, 2003 at an exercise price of $13.80. These options became exercisable one year from the date of grant. All options granted in 2003 expire in 2013. The DERs are payable only when their associated stock options are exercised, thereby reducing the effective strike price of such options. The Company recognizes compensation expense at the time of option grant, if the average market price of the stock exceeds the effective strike price of the options. Since inception, the Company has recorded $73,000 in compensation expense related to the DER’s. During the quarter ended June 30, 2001, 114,000 of the outstanding DER’s were truncated, and shortly after June 30, 2001 the remaining 34,500 DER’s were truncated. After the dividend declared on April 20, 2001, no more dividends accrued to the DER’s, thereby fixing the effective strike price of the options.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

A summary of stock option transactions for the plans follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year(1)	655,719	$10.096	395,539	$7.577	254,683	$7.889
Granted	427,300	13.80	494,245	10.712	140,856	7.014
Exercised	(83,305)	9.63	(234,605)	7.149	—	—
Expired	—	—	—	—	—	—

Outstanding, end of year(1)	999,174	$11.719	655,179	$10.096	395,539	$7.577

Weighted average fair value of options granted during the year	0.92		0.31		1.32
Options exercisable at year end(1)	571,874		299,179		288,856

(1)	Includes DERs

The following table summarizes information about stock options outstanding at December 31, 2003:

Exercise Price	Effective Exercise Price Including DERs	Options Outstanding		Remaining Contractual Life (Yrs.)	Exercisable at 12/31/03
$4.60	$4.35	2,644	(1)	5.3	2,644	(1)
$6.70	$6.70	520		7.5	520
$7.10	$7.10	9,000		7.6	9,000
$7.37	$7.37	—		2.5	—
$7.81	$7.81	25,000		2.6	25,000
$9.00	$6.60	81,465	(1)	4.2	81,465	(1)
$9.45	$9.45	127,245		8.1	127,245
$11.20	$11.20	306,000		8.8	306,000
$11.25	$11.25	20,000		8.8	20,000
$13.80	$13.80	427,300		9.3	—

		999,174		8.4	571,874

(1)	Includes DERs

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

NOTE 8.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2003 and 2002 (unaudited). Earnings per share amounts for the each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2003:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$23,327	$24,370	$22,774	$29,606
Interest expense	(10,210)	(10,802)	(11,647)	(13,002)
Net interest income	13,117	13,568	11,127	16,604
Gain on sale	652	2,140	706	—
Expenses	(1,947)	(2,136)	(1,466)	(2,170)
Net Income	$11,822	$13,572	$10,367	$14,434
Basic earnings per share	$0.46	$0.45	$0.29	$0.36
Diluted earnings per share	$0.46	$0.45	$0.29	$0.35
Average number of shares outstanding (diluted)	25,926	30,147	35,618	40,660

For the year ended December 31, 2002:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and dividend income	$7,925	$12,217	$23,134	$23,579
Interest expense	(3,007)	(5,114)	(10,469)	(10,986)
Net interest income	4,918	7,103	12,665	12,593
Gain on sale	223	1,433	1,838	1,215
Expenses	(1,026)	(4,847)	(2,402)	(2,043)
Net Income	$4,115	$3,689	$12,101	$11,765
Basic earnings per share	$0.45	$0.29	$0.52	$0.48
Diluted earnings per share	$0.45	$0.29	$0.52	$0.48
Average number of shares outstanding (diluted)	9,214	12,823	23,433	24,561

NOTE 9.    SUBSEQUENT EVENTS

Belvedere Trust was formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. Subsequent to the year ended December 31, 2003, we have made an initial investment of $25 million in Belvedere Trust to capitalize its initial mortgage operations. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Amended Articles of Incorporation

3.2(2)	Articles of Amendment

3.3(1)	Bylaws

4.1(1)	Specimen Common Stock certificate

4.2(3)	Specimen Preferred Stock certificate

10.1(2)	1997 Stock Option and Awards Plan, as amended

10.2(4)	Dividend Reinvestment and Stock Purchase Plan

10.3(5)	2002 Incentive Compensation Plan

10.4(5)	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11(6)	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams

10.12(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13(7)	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc.

10.14(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15(9)	Deferred Compensation Plan

10.16(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.17(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.18(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.19(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.
(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.