Form 10-K/A
period 2003-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2004-03-23
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The Registrant amends its Form 10-K for the period ended December 31, 2003 solely to revise data in Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). Other than the aforementioned changes, all other information included in the initial filing is unchanged.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K/A ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2003

Item		Page
PART II
6.	Selected Financial Data	1
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

PART II

Item 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except per share data)
Statement of Operations Data:
Days in period	365	366	365	365	365
Interest and dividend income	$9,501	$10,314	$10,768	$66,855	$100,077
Interest expense	(7,892)	(8,674)	(6,363)	(29,576)	(45,661)

Net interest income	1,609	1,640	4,405	37,279	54,416
Gain on sales	—	—	430	4,709	3,497
Expenses	(400)	(379)	(1,129)	(10,318)	(7,718)

Net income	$1,209	$1,261	$3,706	$31,670	$50,195

Basic net income per average share	$0.53	$0.54	$1.52	$1.81	$1.52
Diluted net income per average share	$0.53	$0.54	$1.50	$1.80	$1.52
Dividends declared per share (1)	$0.53	$0.40	$1.64	$2.00	$1.56
Weighted average shares outstanding	2,290	2,331	2,467	17,591	33,112

	At December 31,
	1999	2000	2001	2002	2003
	(amounts in thousands, except per share data)
Balance Sheet Data:
Mortgage-backed securities, net	$161,488	$134,889	$420,214	$2,430,103	$4,245,853
Total assets	$167,144	$141,834	$424,610	$2,443,884	$4,263,274
Repurchase agreements	$147,690	$121,891	$325,307	$2,153,870	$3,775,691
Total liabilities	$150,612	$123,633	$369,613	$2,178,362	$3,805,877
Stockholders’ equity	$16,532	$18,201	$54,997	$265,522	$457,397
Number of common shares outstanding	2,307	2,350	6,951	25,346	42,707
Book value per share	$7.17	$7.75	$7.91	$10.48	$10.71

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(dollar amounts in thousands)
Other Data (unaudited):
Average earnings assets	$163,167	$152,289	$167,890	$1,504,350	$3,162,330
Average borrowings	$149,372	$135,631	$152,870	$1,384,887	$2,890,779
Average equity(2)	$18,931	$19,154	$20,279	$160,052	$367,429
Yield on interest earning assets(3)	5.82%	6.77%	6.41%	4.44%	3.16%
Cost of funds on interest bearing liabilities	5.28%	6.40%	4.16%	2.14%	1.58%

Annualized Financial Ratios (unaudited)(2):
Net interest margin (net interest income/average assets)	0.99%	1.08%	2.62%	2.48%	1.72%
G&A expenses as a percentage of average assets(4)	0.24%	0.25%	0.32%	0.14%	0.12%
Return on average assets(4)	0.74%	0.83%	2.56%	2.66%	1.71%
Return on average equity(4)	6.38%	6.58%	21.22%	24.96%	14.72%

(1)	On September 26, 2000, our board of directors announced that, beginning with the third quarter of 2000, dividends would generally be declared after each quarter-end rather than during the applicable quarter.
(2)	Average equity excludes fair value adjustment for mortgage-backed securities.
(3)	Excludes gain on sale of securities.
(4)	Excludes incentive fees paid to our management company, incentive compensation paid to our employees and the acquisition costs of $3,475,000 paid for our external manager in 2002.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Over the past year, the continued decline in the general level of interest rates has had a materially positive impact on our cost of financing. As a result of the interest rate reductions by the Federal Reserve Board, the one-month LIBOR rate has declined from 1.38% as of December 31, 2002 to 1.12% as of December 31, 2003. This decline in short-term interest rates has reduced the rates at which we borrow funds to finance our portfolio holdings. Our cost of financing has declined from 2.14% for the year ended December 31, 2002 to 1.58% for the year ended December 31, 2003. During the same time period, our yield on interest earning assets decreased from 4.44% to 3.16%, effectively reducing our spread from 2.30% to 1.58%.

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

The table below shows the approximate constant prepayment rate of our mortgage assets:

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
2002	33%	33%	28%	33%
2003	35%	40%	46%	32%

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

For the year ended December 31, 2003, our operating expenses increased to $7,718,000, or 7.7% of total interest income, from $4,701,227, excluding acquisition costs and fees paid to external management company, or 7.0% of total interest income, for the year ended December 31, 2002. This increase was due primarily to the internalization of the management of our company and increased expenses associated with compensation paid under our incentive compensation plan.

Our return on average equity was 13.66% for the year ended December 31, 2003, compared to 19.79% for the year ended December 31, 2002.

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

Return on Average Equity(1)

The table below shows the components of return on average equity(2):

	Net Interest Income/Equity	G&A Expense(3)/ Equity	Net Income(3)(4)/ Equity
For the year ended December 31, 2003	14.81%	1.04%	13.77%
For the year ended December 31, 2002	23.29%	1.28%	22.01%
For the year ended December 31, 2001	21.72%	2.62%	19.10%

(1)	The table above presents other than GAAP ratios and is provided by management to present a consistent application of return on average equity ratios with those provided in previous filings.
(2)	Average equity excludes unrealized gain (loss) on available-for-sale securities.
(3)	Excludes incentive fees paid to our management company, incentive compensation paid to our employees and the costs to acquire our external manager.
(4)	Excludes gain on sales of securities.

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

(3) The following exhibits are filed herewith:

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K.

We filed the following current reports on Form 8-K during the quarter ended December 31, 2003:

•	Form 8-K filed on October 17, 2003 to announce the issuance of our press release that announced our earnings for the quarter ended September 30, 2003 (Item 12).

•	Form 8-K filed on November 5, 2003 to announce the issuance of our press release that announced the formation of a wholly-owned subsidiary of the Company, Belvedere Trust Mortgage Corporation (Item 5).

•	Form 8-K filed on November 5, 2003 to announce the change in our independent accountants (Item 4).

•	Form 8-K filed on December 18, 2003 to announce the issuance of our press release that addressed the declaration of a dividend for the quarter ended December 31, 2003 (Item 12).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 23, 2004	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002