Form 10-Q
period 2004-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2004-05-10
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of May 7, 2004, the Registrant had 44,634,543 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,266,335	$3,954,019
Agency mortgage-backed securities at fair value	385,286	291,834

	$4,651,621	$4,245,853
Other mortgage-backed securities at fair value	63,618	—
Mortgage loans held for securitization	201,978	—
Cash and cash equivalents	3,714	196
Interest and dividends receivable	19,414	17,007
Prepaid expenses and other	461	218

	$4,940,806	$4,263,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Reverse repurchase agreements	$4,123,442	$3,775,691
Payable for purchase of mortgage-backed securities	99,331	—
Whole loan financing facilities	188,511	—
Accrued interest payable	17,448	14,684
Dividends payable	—	14,093
Accrued expenses and other	1,648	1,409
Derivative instruments at fair value	(949)	—

	$4,429,431	$3,805,877

Minority interest	50	—
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 44,291 and 42,707 issued and outstanding	443	427
Additional paid-in capital	510,033	488,909
Accumulated other comprehensive (loss) income consisting of unrealized (losses) gains on available-for-sale securities	(7,038)	(21,933)
Retained earnings (deficit)	8,542	(9,331)
Unearned restricted stock	(655)	(675)

	511,325	457,397

	$4,940,806	$4,263,274

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended March 31,
	2004	2003
Interest income net of amortization of premium and discount	$35,246	$23,327
Interest expense	(14,940)	(10,210)

Net interest income	20,306	13,117

Gain on sale of securities	157	652
Net loss derivative instruments	(203)	—
Expenses:
Compensation and benefits	(396)	(386)
Incentive compensation	(1,125)	(1,218)
Other expenses	(866)	(343)

Total expenses	(2,387)	(1,947)

Net income	$17,873	$11,822

Basic earnings per share	$0.41	$0.46

Average number of shares outstanding	43,677	25,796

Diluted earnings per share	$0.41	$0.46

Average number of diluted shares outstanding	43,823	25,926

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Accumulative Other Comprehensive Income (Loss)	Retained Earnings (deficit)	Unearned Restricted Stock	Comprehensive Income	Total
Balance, December 31, 2003	42,707	$427	$488,909	$(21,933)	$(9,331)	$(675)	$—	$457,397
Issuance of common stock	1,584	16	21,124					21,140
Available-for-sale securities, fair value adjustment				14,895			14,895	14,895
Net income					17,873		17,873	17,873

Total comprehensive income							$32,768

Amortization of restricted stock						20		20

Balance, March 31, 2004	44,291	$443	$510,033	$(7,038)	$8,542	$(655)		$511,325

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
Operating Activities:
Net income	$17,873	$11,822
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts	9,423	6,797
Gain on sales of agency securities	—	(652)
Gain on sales of securities in securitization	(157)	—
Loss on Eurodollar futures	203	—
Amortization of restricted stock	20	20
Increase in interest receivable	(2,407)	(799)
Increase in prepaid expenses and other	(243)	(290)
Increase (Decrease) in accrued interest payable	2,764	(1,936)
Increase in accrued expenses and other	239	121

Net cash provided by operating activities	27,715	15,083

Investing Activities:
Available-for-sale agency securities:
Purchases	(633,887)	(643,877)
Proceeds from sales	—	33,920
Principal payments	332,170	260,691
Adjustable-rate mortgage loans held for securitization:
Purchases	(462,857)	—
Proceeds from securitization	196,428	—
Principal payments	590	—

Net cash used in investing activities	(567,556)	(349,266)

Financing Activities:
Net borrowings from reverse repurchase agreements	347,751	331,544
Net whole loan financing facilities borrowings	188,511	—
Proceeds from common stock issued, net	21,140	14,635
Minority investments	50	—
Dividends paid	(14,093)	(12,673)

Net cash provided by financing activities	543,359	333,506

Net increase (decrease) in cash and cash equivalents	3,518	(677)
Cash and cash equivalents at beginning of period	196	906

Cash and cash equivalents at end of period	$3,714	$229

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,176	$12,146
Supplemental Disclosure of Investing and Financing Activities:
Mortgage securities purchased, not yet settled	$99,331	$40,945
Certificates retained from securitization	$64,451	—

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended March 31,
	2004	2003
Net income	$17,873	$11,822
Available for-sale securities, fair value adjustment	14,895	836

Comprehensive income	$32,768	$12,658

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation (the “Company”) was incorporated in Maryland on October 20, 1997. The Company commenced its operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the initial public offering of its common stock.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation (“Belvedere Trust”). Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. We have made an investment of $33 million in Belvedere Trust to capitalize its mortgage operations. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles (“GAAP”) utilized in the United States for interim financial information. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements of the Company include the accounts of all subsidiaries, significant intercompany accounts and transactions have been eliminated. The interim financial information should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004.

A summary of the Company’s significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (“MBS”)

The Company’s MBS assets are comprised of fixed-rate and adjustable-rate mortgage (“ARM”) securities, other mortgage-backed securities and ARM loans held for securitization.

The Company has invested primarily in fixed-rate and ARM pass-through certificates and hybrid ARM securities. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. The Company structures its investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

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

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principle amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold (the trade date). Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

Adjustable-Rate Mortgage Loans Held for Securitization

ARM loans held for securitization are loans the Company has acquired and are intended to be securitized and retained by the Company. We acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. All mortgage loans, if any, will be acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae or Freddie Mac or to secondary market standards for “A” quality mortgage loans. Applicable banking laws, however, generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution, and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Mortgage loans held for securitization are reported at the lower of cost or market value.

Repurchase Agreements

The Company finances the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which the Company pledges its securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. The Company retains beneficial ownership of the pledge collateral. At the maturity of a repurchase agreement, the Company is required to repay the loan and concurrently receives back its pledge collateral from the lender or, with the consent with lender, the Company may renew such agreement at the then prevailing financing rate. These repurchase agreements may require the Company to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

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

As of March 31, 2004 all of the Company’s hedging instruments were derivative financial instruments. The Company enters into Swap Agreements and Eurodollar transactions in order to manage its interest rate exposure. When the Company enters into a swap agreement, it consents to pay a fixed rate of interest and to receive a variable interest rate, generally based on the London Interbank Offer Rate (“LIBOR”). Interest note swap agreements are carried on the balance sheet at their fair value. In general, the company’s hedging instruments are designated as “cash flow” hedges, and the effective amount of change in the fair value of the derivative instrument is recorded in accumulated other comprehensive income (loss) and transferred to earnings as the hedged item affects earnings.

Credit Risk

At March 31, 2004, the Company had limited its exposure to credit losses on its portfolio of ARM securities by purchasing primarily securities from Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”). The payment of principal and interest on the FHLMC and FNMA mortgage-backed securities are guaranteed by those respective agencies. At March 31, 2004, because of the government agencies’ guarantee, all of the Company’s mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At March 31, 2004, the Company had no assets on which an impairment charge had been taken or a provision for loss had been established.

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2004:

	Less than 12 months		12 months or more		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$2,587,820	(17,061)	$156,174	(1,268)	$2,743,994	(18,329)

Belvedere Trust’s investment strategy of acquiring, accumulation and securitizing loans involves credit risk.

While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust will acquire loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss of principal between the value of the mortgaged property and the outstanding indebtedness, as well as the loss of interest.

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

As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under FAS No. 123, the Company’s net income would have been reduced to the pro forma amounts indicated below for the three months ended March 31:

(in thousands except per share amounts)	2004	2003
Net income, as reported	$17,873	$11,822
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related taxes	99	28

Pro forma net income	$17,774	$11,794
Basic income per share, as reported	$0.41	$0.46
Pro forma basic income per share	$0.41	$0.46
Diluted income per share, as reported	$0.41	$0.46
Pro forma diluted income per share	$0.41	$0.45

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	2003	2002	2001
Assumptions:
Dividend yield	11%	17%	10%
Expected volatility	32%	27%	41%
Risk-free interest rate	3.52%	4.3%	4.98%
Expected lives	8.4 years	8.8 years	7 years

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended March 31, 2004
Basic EPS	$17,873	43,677	$0.41
Effect of dilutive securities: Stock options		146

Diluted EPS	$17,873	43,823	$0.41

For the three months ended March 31, 2003
Basic EPS	$11,822	25,796	$0.46
Effect of dilutive securities: Stock options		130

Diluted EPS	$11,822	25,926	$0.46

Accumulated Other Comprehensive Income (loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FAS 133.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.    SECURITIES

The following table summarizes the Company’s mortgage-backed securities classified as available-for-sale as of March 31, 2004, which are carried at their fair value (amounts in thousands):

	Government National Mortgage Corporation	Federal Home Loan Mortgage Corporation	Federal National Mortgage Association	Total Agency MBS Assets
Amortized cost	$184,759	$1,051,187	$3,399,436	$4,635,382
Paydowns receivable	—	24,209	—	24,209
Unrealized gains	24	2,767	7,568	10,359
Unrealized losses	(1,394)	(3,300)	(13,635)	(18,329)

Fair value	$183,389	$1,074,863	$3,393,369	$4,651,621

Other MBS
Principal balance outstanding	$63,636
Unrealized losses	(18)

Fair value	$63,618

The following table summarizes the Company’s agency securities at their fair value as of March 31, 2004 and December 31, 2003 (amounts in thousands):

March 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,335,309	$2,890,258	$382,838	$26,977	$4,635,382
Paydowns receivable	7,519	16,690	—	—	24,209
Unrealized gains	2,906	4,603	2,787	63	10,359
Unrealized losses	(4,362)	(10,534)	(3,257)	(176)	(18,329)

Fair value	$1,341,372	$2,901,017	$382,368	$26,864	$4,651,621

December 31, 2003

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,133,58711	$2,682,363	$404,677	$30,265	$4,250,892
Paydowns receivable	5,539	11,355	—	—	16,894
Unrealized gains	1,490	2,024	2,240	12	5,766
Unrealized losses	(4,903)	(17,416)	(5,181)	(199)	(27,699)

Fair value	$1,135,713	$2,678,326	$401,736	$30,078	$4,245,853

The Company did not sell MBS during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company sold approximately $33.3 million of its available-for-sale MBS for a net realized gain of approximately $652,000.

NOTE 3.    SECURITIZATION ACTIVITIES

The Company, through its Belvedere Trust subsidiary, acquires residential mortgage loans from third party originators, including banks and other mortgage lenders. For the three months ended March 31, 2004, we acquired approximately $260 million of residential mortgage loans which were transferred to a securitization trust pursuant to a pooling and third party servicing agreement with Countrywide Securities Corporation dated as of February 1, 2004. During February 2004, we securitized $258 million and sold approximately $194 million of the securities to third parties recognizing a gain on sale of $157,000. The servicing of the mortgage loans is performed by a third party under a servicing arrangement that resulted in no servicing asset or liability. Our securities portfolio assets held as of March 31, 2004 include $64 million in mortgage-backed securities at fair value issued by this trust in February 2004.

During the three months ended March 31, 2004, we acquired approximately $202 million in residential mortgage loans which were scheduled to be transferred to a securitization trust in April 2004.

NOTE 4.    REVERSE REPURCHASE AGREEMENTS

The Company has entered into reverse repurchase agreements to finance most of its MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of the Company’s MBS and bear interest rates that have historically moved in close relationship to London Interbank Offer Rate (“LIBOR”). At March 31, 2004, the Company’s reverse repurchase agreements had a weighted average term to maturity of 276 days and a weighted average borrowing rate of 1.48%. At March 31, 2004, MBS with a fair value of approximately $4,266 million have been pledged as collateral under the reverse repurchase agreements.

At March 31, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	23.5%
3 months to less than 1 year	56.2%
1 year to less than 2 years	20.3%
2 years to less than 3 years	—%
Greater than 3 years	—%

100%

NOTE 5.    FAIR VALUES OF FINANCIAL INSTRUMENTS

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

NOTE 6.    PUBLIC OFFERINGS AND CAPITAL STOCK

On August 30, 2002, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission offering up to $350 million of the capital stock of the Company. The registration statement was declared effective on September 10, 2002. As of March 31, 2004, $165.6 million remained available for issuance under the registration statement.

In September 1999, the Company filed with the Securities and Exchange Commission its Dividend Reinvestment and Stock Purchase Plan. The plan allows shareholders and non-shareholders to purchase shares of the Company’s common stock and to reinvest dividends in additional shares of the Company’s common stock. The plan was amended in June 2002 and December 2002 to increase the number of shares available thereafter. During the three month period ended March 31, 2004, the Company issued 1,532,652 shares of common stock under the plan, resulting in proceeds to the Company of approximately $20.6 million.

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

NOTE 7.    TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under the Company’s 2002 Incentive Compensation Plan, eligible employees of the Company have the opportunity to earn incentive compensation for each fiscal quarter. The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the Ten-Year US Treasury Rate plus 1% (the “Threshold Return”).

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

The 2002 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended March 31, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $1.1 million in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with the Company, Lloyd McAdams serves as the Company’s President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as the Company’s Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as the Company’s Executive Vice President. Lloyd McAdams receives a base salary equal to the greater of (i) $120,000 per annum, or (ii) a per annum amount equal to 0.125% of the Company’s book value, not to exceed $250,000. Joseph McAdams receives a base salary equal to the greater of (i) $100,000 per annum, or (ii) a per annum amount equal to 0.10% of the Company’s book value, not to exceed $250,000. Heather U. Baines receives a $50,000 annual base salary. The terms of the employment agreements are for three years following June 13, 2002 and automatically renew for one year terms unless written notice is provided by either party six months prior to the end of the current term.

These employment agreements also have the following provisions:

•	the three executives are entitled to participate in the 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the plan; and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of the Company’s common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of the Company’s shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

The value of the 54,000 unvested shares of restricted stock issued to the above executives is reflected on the Company’s balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, the Company entered into a sublease with Pacific Income Advisers, Inc. (“PIA”), a company owned by a trust controlled by officers of the Company.

Under the sublease, the Company leases 5,500 square feet of office space from PIA and pays at a rate equal to PIA’s obligation, currently $45.36 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2004, the Company paid $62,363 in rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$194,597	$264,660	$272,580	$280,775	$1,209,890	$2,222,502

On October 14, 2002, the Company entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to the Company in the nature of accounting, human resources, operational support and information technology, and the Company pays an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. The Company may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $59,710 paid to PIA in connection with this agreement during the three months ended March 31, 2004. During the three months ended March 31, 2003, the Company paid fees of $42,921 to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, the Company formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. The Company has made an investment of $33 million in Belvedere Trust to capitalize its mortgage operations.

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

The 2003 Incentive Compensation Plan requires that the Company pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and the Company will be required to pay a percentage of such amounts to certain of its executives pursuant to the terms of their employment agreements. For the quarter ended March 31, 2004, eligible employees under the 2002 Incentive Compensation Plan earned no incentive compensation and carried forward a negative incentive accrual of $58,000.

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

Amounts deferred under the Deferred Compensation Plan are not being paid to the participant as earned, but are credited to a bookkeeping account maintained by the Company in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on the Company’s common stock. Each participant is a general unsecured creditor of the Company with respect to all.

NOTE 8.    STOCK OPTION PLAN

The Company has adopted the Anworth Mortgage Asset Corporation 1997 Stock Option and Awards Plan (the “Stock Option Plan”) which authorizes the grant of options to purchase, as of March 31, 2004, an aggregate of up to 2,100,000 of the outstanding shares of the Company’s common stock. The plan authorizes the Company’s Board of Directors, or a committee of the Board of Directors, to grant incentive stock options (“ISOs”) as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified (“NQSOs”), dividend equivalent rights (“DERs”) and stock appreciation rights (“SARs”). The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of March 31, 2004, 691,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The share reserve under the Stock Option Plan automatically increases on the first trading day in January each calendar year by an amount equal to two (2%) percent of the total number of shares of our common stock outstanding on the last trading day of December in the prior calendar year, but in no event will this annual increase exceed

300,000 shares and in no event will the total number of common stock in the share reserve (as adjusted for all such annual increases) exceed 3 million shares.

NOTE 9.    HEDGING INSTRUMENTS

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”), as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (“FAS 138”), a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for the Company’s interest rate swap agreements (“Swap Agreements”) to qualify for hedge accounting, upon entering into the Swap Agreement, the Company must anticipate that the hedge will be highly “effective,” as defined by FAS 133, in limiting the Company’s cost beyond the Swap threshold on its matching (on an aggregate basis) anticipated repurchase agreements during the active period of the Swap. As long as the hedge remains effective, changes in the estimated fair value of the Swap Agreements are included in other comprehensive income. Upon commencement of the Swap Agreement active period, the premium paid to enter into the Swap Agreement is amortized and reflected in interest expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the Swap Agreement will be reported as a reduction to interest expense. If it is determined that a Swap Agreement is not effective, the premium would be reduced and a corresponding charge made to interest expense, for the ineffective portion of the Swap Agreement. The maximum cost related to the Company’s Swap Agreements is limited to the original purchase price. In order to limit credit risk associated with Swap Agreements, the Company’s current policy is to only purchase Swap Agreements from financial institutions rated “A” or better by at least one of the Rating Agencies. Income generated by Swap Agreements, if any, would be an offset to interest expense on the hedged liabilities.

In order to continue to qualify for and to apply hedge accounting, Swap Agreements are monitored on a quarterly basis to determine whether they continue to be effective or, if prior to the commencement of the active period, whether it is expected that the Swap will continue to be effective. If during the term of the Swap Agreement, the Company determines that a Swap is not effective or that a Swap is not expected to be effective, the ineffective portion of the Swap will no longer qualify for hedge accounting and, accordingly, subsequent changes in its estimated fair value will be reflected in earnings.

At March 31, 2004, the Company was a counter-party to Swap Agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $200 million and a maturity of 5 years. The Company utilizes Swap Agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the Swap Agreement, the Company will pay a fixed rate of interest during the term of the Swap Agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2004, there were unrealized gains of $949,000 on the Company’s Swap Agreements.

NOTE 10.    SUBSEQUENT EVENTS

On April 12, 2004, the Company declared a dividend of $0.38 per share which is payable on May 17, 2004 to holders of record as of the close of business on April 30, 2004. The ex-dividend date was April 28, 2004.

On April 21, 2004, the Company entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor will act as sales agent. Sales of the shares will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions.

In April 2004, Belvedere Trust Mortgage Corporation acquired approximately $145 million in residential mortgage loans. It retained these loans, along with $200 million in loans acquired in March 2004. On April 30, 2004 Belvedere Trust Mortgage Corporation completed its second securitization of jumbo hybrid adjustable-rate mortgages through its subsidiary, Belvedere Trust Finance Corporation. The total amount of the securities underwritten by Countrywide Securities Corporation was approximately $340 million. The Company believes the second securitization did not qualify for gain under FAS 140.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Registration Statement on Form S-3 filed with the SEC on May 10, 2004, that discuss our business in greater detail.

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

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of March 31, 2004, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of March 31, 2004, greater than 99% of our 2003 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, Belvedere Trust Mortgage Corporation was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. As part of Belvedere Trust’s business plan it is the intent to securitize the mortgage loans it acquires and subsequently sell some mortgage-backed securities in the capital markets while retaining other securities in its portfolio. We have also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Belvedere Trust’s business has three components and its success will be dependent on how well it executes each component.

Loan sourcing determines the quality, consistency and volume of loans. Belvedere Trust is in the process of building up a diversified network of loan sellers. Mortgage loans may be purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loan association, banks, mortgage bankers and other mortgage lenders. It may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

ARM loans held for securitization are loans Belvedere Trust has acquired and intends to securitize. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and hold these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

Securitization is the process where whole loans are turned into securities with the intent to enhance their value and liquidity. By analyzing collateral, choosing structures and determine the expected optimal time to bring securities to market, our management believes the securitization process can create value to our stockholders.

Results of Operations

Three Months Ended March 31, 2004 Compared to March 31, 2003

For the three months ended March 31, 2004, our net income was $17,873,000, or $0.41 per diluted share, based on an average of 43,823,000 shares outstanding. For the three months ended March 31, 2003, our net income was $11,822,000, or $0.46 per diluted share, based on an average of 25,926,000 shares outstanding.

Net interest income for the three months ended March 31, 2004 totaled $20,306,000, or 58% of total interest income, compared to $13,117,000, or 56% of total interest income, for the three months ended March 31, 2003. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result, of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year. This has resulted in a large increase in our income and interest expense compared to last year.

The increase in net interest income both in absolute terms and as a percentage of total interest income during the three months ended March 31, 2004 compared to the three months ended March 31, 2003 resulted from a decrease in both prepayments speed and cost of borrowings. For the quarter ended March 31, 2004, our mortgage assets paid down at an approximate average annualized constant prepayment rate (“CPR”) of 27% compared to 35% for the quarter ended March 31, 2003. As a result, we amortize our premiums over a longer time period. Reverse repurchase borrowings during the quarter ended March 31, 2004 and March 31, 2003 had weighted average cost of 1.52% and 1.76% respectively.

For the three months ended March 31, 2004, our operating expenses increased in absolute terms to $2,387,000, or 6.8% of total interest income, from $1,947,000, or 8.3% of total interest income, for the three months ended March 31, 2003. This increase was due primarily to start up costs and commitment fees incurred by our subsidiary, Belvedere Trust.

Financial Condition

At March 31, 2004, we held mortgage assets of approximately $4.7 billion at amortized cost, consisting primarily of $4.3 billion of adjustable-rate mortgage-backed securities, $27 million of floating rate CMOs and $383 million of fixed-rate mortgage-backed securities. This amount represents an approximate 11% increase over the $4.25 billion held at December 31, 2003. At March 31, 2004, we were well within our asset allocation guidelines, since 94% of total assets were mortgage-backed securities guaranteed by an agency of the United States government or a government sponsored entity such as Fannie Mae or Freddie Mac. Of the adjustable-rate mortgage-backed securities owned by us, 32% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 68% consisted of 51% of 3/1 hybrid adjustable-rate mortgage-backed securities and approximately 17% invested in 5/1 hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of agency mortgage-backed securities at fair value owned at March 31, 2004 and December 31, 2003, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2004		At December 31, 2003
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
FNMA	$3,393,369	73.0%	$2,984,941	70.3%
FHLMC	1,074,863	23.1%	1,059,517	25.0%
GNMA	183,389	3.9%	201,395	4.7%

Total Agency Mortgage-backed Securities	$4,651,621	100%	$4,245,853	100%

The following table classifies our portfolio of agency mortgage-backed securities owned at March 31, 2004 and December 31, 2003, by type of interest rate index (dollar amounts in thousands):

	At March 31, 2004		At December 31, 2003
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$26,969	0.6%	$30,184	0.7%
Six-month LIBOR	16,002	0.3%	17,131	0.4%
One-year LIBOR	1,763,149	37.9%	1,439,064	33.9%
Six-month Certificate of Deposit	8,137	0.2%	8,831	0.2%
Six-month Constant Maturity Treasury	1,846	0%	1,874	0%
One-year Constant Maturity Treasury	2,353,366	50.6%	2,241,179	52.8%
Cost of Funds Index	99,784	2.2%	105,854	2.5%
Fixed-rate	382,368	8.2%	401,736	9.5%

Total Agency Mortgage-backed Securities	$4,651,621	100%	$4,245,853	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our mortgage-backed securities portfolio had a weighted average coupon of 4.3% as of March 31, 2004. The average coupon of the adjustable-rate securities was 4.08%, the hybrid average coupon was 4.28%, the CMO floaters average coupon was 1.91% and the average coupon of the fixed-rate securities was 5.47%.

At March 31, 2004, the unamortized net premium paid for our mortgage-backed securities was $126 million.

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

As of March 31, 2004, the average amortized cost of our mortgage-related assets was 102.81%, the average amortized cost of the adjustable-rate securities was 102.81% and the average amortized cost of the fixed-rate securities was 102.81%. As of March 31, 2004, the average interest rate on outstanding repurchase agreements was 1.46% and the average days to maturity was 248 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.55% and the average days to maturity was 324 days.

At March 31, 2004, Belvedere Trust owned $201.9 million in loans held for securitization. This figure includes the face amount of the mortgages, as well as accrued interest, premium and mark-to-market adjustments. The loans consisted of adjustable rate single-family residential mortgages with initial fixed-rate periods of three and seven years. These loans were subsequently securitized on April 30, 2004.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate these transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that the Company enters into hedging transactions to reduce its interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2004, the Company was a counter-party to swap agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $200 million and a maturity of 5 years. The Company utilizes swap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, the Company will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2004, there were unrealized gains of $949,000 on the Company’s swap agreements.

During the quarter ended March 31, 2004, we also entered into Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. In accordance with FAS 140, we account for the change in value of the loans, and the commitments to purchase loans, and the change in value of the hedge instruments. The difference between these changes in value is included in income during the current period. The Company recognized losses of $203,000 on Eurodollar futures contracts during the period ended March 31, 2004.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $4.1 billion at March 31, 2004. Our other significant source of funds for the three months ended March 31, 2004 consisted of payments of principal from our mortgage securities portfolio in the amount of $333 million.

As of March 31, 2004, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three to twenty-four months. On March 31, 2004, we had borrowing arrangements with 16 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be limited and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. During the quarter ended March 31, 2004, we had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the period.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

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

In December 2002, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 4.8 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares have been made on the American Stock Exchange and more recently on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. Prior to termination of the program on November 24, 2003, we sold all 4.8 million shares available under the program, which provided net proceeds to us of approximately $63.3 million. The sales agent received an aggregate of approximately $1.1 million, which represents a commission of 1.8% on the gross sales price per share under the sales agreement.

For the three months ended March 31, 2004, we had raised approximately $21 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

As of March 31, 2004, we had entered into commitments to purchase mortgage loans in the amount of $185 million. Of this amount, approximately $150 million in mortgages were acquired in April and subsequently securitized on April 30, 2004. The remaining $35 million in mortgages are scheduled to be acquired in May 2004.

We have entered into a whole loan lending facility which provides for up to $350 million in financing secured by single family mortgage loans. At March 31, 2004, we had borrowed $188.5 million under this facility, secured by $201.9 million in mortgage loans held for securitization.

	At March 31, 2004		At December 31, 2003
	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Non-Agency	$63,618	100.0%	$—	0%

Stockholders’ Equity

We use available-for-sale treatment for our mortgage-backed securities. These assets are carried on the balance sheet at fair value rather than historical amortized cost. Based upon such available-for-sale treatment, our equity base at March 31, 2004 was $511 million, or $11.55 per share, which includes the $0.38 per share dividend declared on April 12, 2004.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to limit borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss on available-for-sale securities” was $7.0 million, or 0.15% of the amortized cost of mortgage-backed securities at March 31, 2004.

Subsequent Events

On April 12, 2004, we declared a dividend of $0.38 per share which is payable on May 17, 2004 to holders of record as of the close of business on April 30, 2004. The ex-dividend date was April 28, 2004.

On April 21, 2004, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor will act as sales agent. Sales of the shares will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions.

In April 2004, Belvedere Trust acquired approximately $145 million in residential mortgage loans. Belvedere Trust retained those loans, along with $200 million in loans acquired in March 2004. On April 30, 2004 Belvedere Trust completed its second securitization of jumbo hybrid adjustable-rate mortgages through its subsidiary, Belvedere Trust Finance Corporation. The total amount of the securities underwritten by Countrywide Securities Corporation was approximately $340 million.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on March 31, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 248 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On March 31, 2004, 8.2% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On March 31, 2004, substantially all of our mortgage-backed securities were acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

Lloyd McAdams, Joseph E. McAdams, Bistra Pashamova and other of our officers and employees are officers and employees of Pacific Income Advisers, Inc., or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA.

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

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that manages the day-to-day operations of Belvedere Trust Mortgage Corporation, our newly formed mortgage loan subsidiary, and Lloyd McAdams is also an owner and officer of Syndicated Capital, a registered broker-dealer. Our officers service to PIA, BT Management Company, L.L.C. and Syndicated Capital allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.

Currently, all of our borrowings are collateralized borrowings in the form of repurchase and warehouse agreements. If the interest rates on these repurchase agreements increase, that would adversely affect our profitability.

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

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On March 31, 2004, approximately 91.8% of our mortgage-backed securities were adjustable-rate securities.

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

Our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks described above. We have made limited use of these types of instruments as discussed under “Hedging” above. This strategy saves us the additional costs of such hedging transactions, but it leaves us exposed to the types of risks that such hedging transactions would be designed to reduce. If we decide to enter into additional derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot eliminate these risks. Additionally, the use of derivative transactions could have a negative impact on our earnings.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, and Bistra Pashamova, Vice President. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires or originates and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss of principal between the value of the mortgaged property and the outstanding indebtedness, as well as the loss of interest. The Company has not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

Belvedere Trust requires a significant amount of cash, and if it is not available, the business and financial performance of Belvedere Trust will be significantly harmed.

Belvedere Trust requires substantial cash to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans pending sale or securitization. Belvedere Trust also needs cash to meet its working capital and other needs. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust acquires mortgage loans that it expects to finance through borrowings from warehouse lines of credit and repurchase facilities. It is possible that Belvedere Trust’s warehouse lenders could experience changes in their ability to advance funds to Belvedere Trust, independent of the performance of Belvedere Trust or its loans. We anticipate that Belvedere Trust’s repurchase facilities will be dependent on the ability of counter-parties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counter-parties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be adversely affected. Cash could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would have a material adverse affect on Belvedere Trust.

For some period of time, Belvedere Trust will use the proceeds of our investments in it to meet its operating expenses as it acquires new loans for its portfolio. We have invested $33 million in Belvedere Trust to capitalize its mortgage operations. If Belvedere Trust fully invests all of the proceeds of our investments in it prior to the point at which Belvedere Trust generates sufficient cash for it to fund its operations, if it ever does, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or third parties or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain its solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

The use of securitizations with over-collateralization requirements may have a negative impact on Belvedere Trust’s cash flow.

Belvedere Trust expects that its securitizations will restrict its cash flow if the loan delinquencies exceed certain levels. The terms of its securitizations generally provide that, if certain delinquencies and/or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict Belvedere Trust’s ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Failure to satisfy performance tests may materially and adversely affect the availability of net excess income to Belvedere Trust.

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

Belvedere Trust is externally managed and this may diminish or eliminate our return on our investment in this line of business.

Belvedere Trust is externally managed pursuant to a management agreement between Belvedere Trust and BT Management Company, L.L.C., or BT Management. Although we own 50% of BT Management, it is also owned 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. Our ability to generate profits from our ownership of Belvedere Trust, if any, could be greatly diminished due to the fact that we will be required to pay a base management fee to BT Management and we may also be required to pay an incentive fee. An externally managed structure may not optimize our interest in Belvedere Trust and, if we are unable to properly manage fixed costs at Belvedere Trust could, when combined with the base management fee, result in losses at Belvedere Trust.

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

Belvedere Trust was formed as a qualified REIT subsidiary, but may elect to be taxed to be as a REIT in the future, possibly as early as its taxable year ending December 31, 2004. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT after it makes a REIT election would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

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

As of March 31, 2004, our agency mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$382,368	8.2%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	159,177	3.4%	1,006,604	24.4%
Greater than 3 months and less than 1 year	1,209,059	26.0%	2,290,978	55.6%
Greater than 1 year and less than 2 years	853,828	18.4%	825,860	20.0%
Greater than 2 years and less than 3 years	1,305,621	28.1%	—	—
Greater than 3 years and less than 5 years	741,568	15.9%	—	—

Total	$4,651,621	100%	$4,123,442	100%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 248 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At March 31, 2004, we had unrestricted cash of $3,714,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net income and net assets as more fully discussed below based on investments in place on March 31, 2004, and includes all of our interest-rate sensitive assets and liabilities. We acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Net Interest Income	Percentage Change in Net Assets
-2.0%	-103%	-0.1%
-1.0%	-57%	0.5%
0%	—	—
1.0%	26%	-1.8%
2.0%	26%	-4.5%

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

Our asset/liability structure is generally such that a decrease in interest rates would be expected to result in an increase to net interest income, as our cost of funds are generally shorter term than our interest earning assets. Nevertheless, given the impact of prepayment assumptions and other assumptions, coupled with the low level of interest rates at March 31, 2004, the interest rate shocks presented in the above table would cause net income to decrease under each of the declining interest rate shock scenarios presented. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 62.2% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at March 31, 2004. Actual results could differ significantly from those estimated in the table.

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

(d) None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

On April 12, 2004, we declared a dividend of $0.38 per share which is payable on May 17, 2004 to holders of record as of the close of business on April 30, 2004.

Item 6.    Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(7)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.

10.14	(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(9)	Deferred Compensation Plan

10.16	(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.17	(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.18	(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.19	(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

10.20		Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.

31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.
(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.

(b) Reports on Form 8-K. We filed the following current reports on Form 8-K during the quarter ended March 31, 2004:

•	On January 16, 2004, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release that announcing our financial results for the quarter ended December 31, 2003 and for the fiscal year ended December 31, 2003.

•	On February 4, 2004, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release that announced tax information regarding its dividend distributions for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS

Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: May 10, 2004

/s/ THAD M. BROWN

Thad M. Brown Chief Financial Officer (principal accounting officer)

Dated: May 10, 2004

INDEX TO EXHIBITS

Exhibit Number		Description

3.1	(1)	Amended Articles of Incorporation

3.2	(2)	Articles of Amendment

3.3	(1)	Bylaws

4.1	(1)	Specimen Common Stock certificate

4.2	(3)	Specimen Preferred Stock certificate

10.1	(2)	1997 Stock Option and Awards Plan, as amended

10.2	(4)	Dividend Reinvestment and Stock Purchase Plan

10.3	(5)	2002 Incentive Compensation Plan

10.4	(5)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5	(6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6	(6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7	(6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10	(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	(6)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams

10.12	(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.13	(7)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.

10.14	(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15	(9)	Deferred Compensation Plan

10.16	(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.17	(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.18	(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.19	(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

10.20		Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.

31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1		Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003.

1

(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.

2