Form 10-Q
period 2004-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2004-08-09
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 6, 2004, the Registrant had 45,728,258 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$3,695,846	$3,954,019
Agency mortgage-backed securities at fair value	269,782	291,834

	$3,965,628	$4,245,853
Other mortgage-backed securities pledged to counterparties at fair value	55,410	—
Residential real estate loans	988,911	—
Allowance for loan losses	(32)	—
Cash and cash equivalents	11,345	196
Restricted cash	1,361	—
Interest and dividends receivable	19,635	17,007
Derivative instruments at fair value	7,087	—
Prepaid expenses and other	394	218

	$5,049,739	$4,263,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,493	$14,684
Repurchase agreements (Anworth Mortgage)	3,535,523	3,775,691
Repurchase agreements (Belvedere Trust)	251,294	—
Payable for purchase of mortgage-backed securities	8,033	—
Whole loan financing facilities	335,802	—
Long-term debt	401,075	—
Dividends payable	—	14,093
Accrued expenses and other	9,972	1,409

	$4,563,192	$3,805,877

Minority interest	153	—
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 45,622 and 42,707 issued and outstanding	456	427
Additional paid-in capital	525,182	488,909
Accumulated other comprehensive (loss) income consisting of unrealized (losses) gains	(42,380)	(21,933)
Retained earnings (deficit)	3,771	(9,331)
Unearned restricted stock	(635)	(675)

	486,394	457,397

	$5,049,739	$4,263,274

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Interest income net of amortization of premium and discount	$32,904	$24,370	$68,150	$47,697
Interest expense	(19,346)	(10,802)	(34,286)	(21,013)

Net interest income	13,558	13,568	33,864	26,684

Gain on sale of securities	102	2,140	259	2,791
Net gain on derivative instruments	532	—	329	—
Expenses:
Compensation and benefits	(470)	(361)	(866)	(747)
Incentive compensation	(457)	(1,188)	(1,582)	(2,406)
Provision for credit losses	(32)	—	(32)	—
Legal and accounting services	(250)	(102)	(398)	(177)
Other expenses	(662)	(485)	(1,329)	(751)

Total expenses	(1,871)	(2,136)	(4,207)	(4,081)

Income from operations before income taxes and minority interest	12,321	13,572	30,245	25,394

Income taxes	(28)	—	(79)	—
Minority interest in net income of a subsidiary	(103)	—	(103)	—

Net income	$12,190	$13,572	$30,063	$25,394

Basic earnings per share	$0.27	$0.45	$0.68	$0.91

Average number of shares outstanding	45,016	29,925	44,346	27,861

Diluted earnings per share	$0.27	$0.45	$0.68	$0.91

Average number of diluted shares outstanding	45,101	30,147	44,463	28,052

Dividends declared per share (see Note 12)	$0.38	$0.45	$0.38	$0.45

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss) Derivatives	Accumulative Other Comprehensive Income (Loss) Available-For- Sale Agency Securities	Accumulative Other Comprehensive Income (Loss) Other MBS	Retained Earnings (deficit)	Unearned Restricted Stock	Comprehensive Income	Total
Balance, December 31, 2003	42,707	$427	$488,909	$—	$(21,933)	$—	$(9,331)	$(675)	$—	$457,397
Issuance of common stock	1,584	16	21,124							21,140
Available-for-sale securities, fair value adjustment				950	13,963	(18)			14,895	14,895
Net income							17,873		17,873	17,873

Total comprehensive income									$32,768

Amortization of restricted stock								20		20

Balance, March 31, 2004	44,291	$443	$510,033	$950	$(7,970)	$(18)	$8,542	$(655)		$511,325

Issuance of common stock	1,331	13	15,149							15,162
Other comprehensive income, fair value adjustment				6,076	(40,630)	(788)			(35,342)	(35,342)
Net income							12,190		12,190	12,190

Total comprehensive income									(23,152)

Amortization of restricted stock								20		20
Dividends declared - $0.38/share							(16,961)			(16,961)

Balance, June 30, 2004	45,622	$456	$525,182	$7,026	$(48,600)	$(806)	$3,771	$(635)		$486,394

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$12,190	$13,572	$30,063	$25,394
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts	16,527	9,223	25,950	16,020
Gain on sales of agency securities	(102)	(2,140)	(102)	(2,791)
Gain on sales of securities in securitization	—	—	(157)	—
Gain on hedging instruments	(532)	—	(329)	—
Provision for credit losses	32	—	32	—
Provision for income taxes	28	—	28	—
Adjustment for minority interest in net income	103	—	103	—
Amortization of restricted stock	20	19	40	39
Changes in assets and liabilities:
(Increase) in interest receivable	(221)	(1,406)	(2,628)	(2,205)
Decrease (increase) in prepaid expenses and other	(285)	819	(1,889)	528
Increase in accrued interest payable	4,045	2,840	6,809	904
Increase (decrease) in accrued expenses and other	9,057	(442)	9,296	(321)

Net cash provided by operating activities	40,862	22,485	67,216	37,568
Investing Activities:
Available-for-sale agency securities:
Purchases	(152,405)	(1,083,708)	(786,292)	(1,727,585)
Proceeds from sales	119,356	109,687	119,356	143,607
Principal payments	571,476	358,169	903,646	618,860
Residential real estate loans:
Purchases	(810,704)	—	(1,273,561)	—
Proceeds from securitization	—	—	196,428	—
Principal payments	7,023	—	7,613	—
ARM loans collateralizing long-term debt:
Principal payments	24,202	—	24,202	—

Net cash used in investing activities	(241,052)	(615,852)	(808,608)	(965,118)
Financing Activities:
Net (repayments) borrowings from repurchase agreements	(336,625)	522,594	11,126	854,138
Net whole loan financing facilities borrowings	146,531	—	335,042	—
Borrowings long-term debt	401,075	—	401,075	—
Repayments long-term debt	(11,604)	—	(11,604)	—
Proceeds from common stock issued, net	15,162	83,169	36,302	97,804
Minority investments	—	—	50	—
Dividends paid	(16,961)	(12,358)	(31,054)	(25,031)

Net cash provided by financing activities	209,182	593,405	752,541	926,911

Net increase (decrease) in cash and cash equivalents	8,992	38	11,149	(639)
Cash and cash equivalents at beginning of period	2,353	229	196	906

Cash and cash equivalents at end of period	$11,345	$267	$11,345	$267

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,301	$7,963	$27,477	$20,109
Supplemental Disclosure of Investing and Financing Activities:
Mortgage securities purchased, not yet settled	$8,033	$70,681	$8,033	$70,681
Certificates retained from securitization	—	—	$64,451	—

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income	$12,190	$13,572	$30,063	$25,394
Available for-sale agency securities, fair value adjustment	(40,630)	(9,327)	(26,667)	(8,491)
Other mortgage-backed securities, fair value adjustment	(788)	—	(806)	—
Derivative instruments, fair value adjustment	6,076	—	7,026	—

	(35,342)	(9,327)	(20,447)	(8,491)
Comprehensive income	$(23,152)	$4,245	$9,616	$16,903

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997. We commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the initial public offering of our common stock.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of June 30, 1004, Belvedere Trust’s assets comprised 20.8% of our overall assets. Through June 30, 2004, we had made an investment of approximately $61 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions of up to $39 million to Belvedere Trust, for a total commitment of $100 million. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity, or VIE, and when a company should include in its financial statements the assets, liabilities and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk.

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of long-term debt (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified special purpose entities are deemed to be VIEs and we are considered the primary beneficiary. In addition, we consolidate our interest in loans financed through warehouse agreement where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States for interim financial information. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004.

A summary of our significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted Cash

Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for long-term debt, cash pledged as collateral on certain interest rate agreements and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in accrued expenses and other liabilities on our Consolidated Balance Sheets.

Mortgage-Backed Securities (MBS)

Our MBS assets are comprised of fixed-rate and adjustable-rate mortgage, or ARM, securities, other mortgage-backed securities and ARM loans held for securitization.

We have invested primarily in fixed-rate and ARM pass-through certificates and hybrid ARM securities. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

The following table shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2004:

	Less than 12 months		12 months or more		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$2,023,548	(22,975)	$1,540,694	(27,787)	$3,564,242	(50,762)

We do not consider those securities which have been in a continuous loss position for 12 months or more to be other than temporarily impaired due to the fact that these are government agency guaranteed securities with limited credit risk.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance adjusted for unamortized premiums or discounts.

To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae and the Government National Mortgage Association, or Ginnie Mae, or to secondary market standards for “A” quality mortgage loans. Applicable banking laws, however, generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution, and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Our Belvedere Trust subsidiary maintains a loan loss reserve for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in Allowance for Loan Losses on the consolidated balance sheet.

Allowance for Loan Losses

We establish and maintain credit reserves for estimated loan losses in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The reserve for credit losses on our real estate loans is established by taking credit provisions through our Consolidated Statements of Operations.

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our Repurchase Agreements to fixed rate obligations over a period up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable–rate of interest times a notional amount, generally based on the London Interbank Offer Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges. We do not issue or hold derivative contracts for speculative purposes.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. In order to limit credit risk associated with swap agreements, our current policy is to only purchase swap agreements from financial institution counterparties rated “A” or better by at least one of the rating agencies, limit our exposure to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

Belvedere Trust uses Eurodollar futures in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period.

Accounting for Derivatives and Hedging Activities

In accordance with FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or FAS 133, as amended by FAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, or FAS 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FAS 133. Upon commencement of the swap agreement active period, the premium paid to enter into the swap agreement is amortized and reflected in Interest Expense. The periodic amortization of the premium expense is based on an estimated allocation of the premium, determined at inception of the hedge, for the monthly components on an estimated fair value basis. Payments received in connection with the swap agreement will be reported as a reduction to interest expense.

On the date we enter into a derivative contract, it designates the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on Repurchase Agreements). The swap agreements are carried on our consolidated balance sheet at their fair value. Hedge ineffectiveness, if any, is recorded in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1) we determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into earnings when the forecasted transaction affects earnings. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in earnings. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period earnings.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

Credit Risk

At June 30, 2004, we had limited our exposure to credit losses on our portfolio of fixed-rate and ARM securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At June 30, 2004, because of the government agencies’ guarantee, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At June 30, 2004, we had no assets on which an impairment charge had been taken.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

We establish and maintain a reserve for estimated credit losses on our residential real estate loans. The credit reserve is based upon estimates of future losses on the portfolio of residential loans. Various factors, including borrowers’ credit scores and loan-to-value ratios are used to estimate losses. A provision for credit losses is recognized through our Statements of Operations.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. Accordingly, we will not be subject to Federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of the Company, is a taxable subsidiary and may be liable for corporate income tax expenses. We accrue an income tax expense on an on-going basis for BT Finance to the extent it remains profitable.

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

As required by SFAS 148, we provide pro forma net income (loss) and pro forma net income (loss) per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the three months ended June 30:

(in thousands except per share amounts)	2004	2003
Net income, as reported	$12,190	$13,572
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	139	—

Pro forma net income	$12,051	$13,572
Basic income per share, as reported	$0.27	$0.45
Pro forma basic income per share	$0.27	$0.45
Diluted income per share, as reported	$0.27	$0.45
Pro forma diluted income per share	$0.27	$0.45

The fair value of the following stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	June 30, 2004	2003	2002	2001
Assumptions:
Dividend yield	10.00%	11.00%	17.00%	10.00%
Expected volatility	32.00%	32.00%	27.00%	41.00%
Risk-free interest rate	2.97%	3.52%	4.30%	4.98%
Expected lives	7.4 years	8.4 years	8.8 years	7.0 years

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended June 30, 2004
Basic EPS	$12,190	45,016	$0.27
Effect of dilutive securities: Stock options		85

Diluted EPS	$12,190	45,101	$0.27

For the three months ended June 30, 2003
Basic EPS	$13,572	29,925	$0.45
Effect of dilutive securities: Stock options		222

Diluted EPS	$13,572	30,147	$0.45

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

Reclassifications

$1,361,000 of restricted cash related to the period ended March 31, 2004 has been reclassified to conform to the June 30, 2004 presentations.

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

The following table summarizes our mortgage-backed securities classified as available-for-sale as of June 30, 2004, which are carried at their fair value (amounts in thousands):

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$164,983	$897,396	$2,917,691	$3,980,070
Paydowns receivable	—	34,158	—	34,158
Unrealized gains	—	649	1,513	2,162
Unrealized losses	(3,376)	(8,911)	(38,475)	(50,762)

Fair value	$161,607	$923,292	$2,880,729	$3,965,628

Other MBS
Amortized cost	$56,216
Unrealized losses	(806)

Fair value	$55,410

The following table summarizes our agency securities at their fair value as of June 30, 2004 and December 31, 2003 (amounts in thousands):

June 30, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,316,637	$2,406,720	$234,587	$22,126	$3,980,070
Paydowns receivable	10,598	23,560	—	—	34,158
Unrealized gains	1,349	256	488	69	2,162
Unrealized losses	(10,564)	(31,550)	(8,506)	(142)	(50,762)

Fair value	$1,318,020	$2,398,986	$226,569	$22,053	$3,965,628

December 31, 2003

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,133,58711	$2,682,363	$404,677	$30,265	$4,250,892
Paydowns receivable	5,539	11,355	—	—	16,894
Unrealized gains	1,490	2,024	2,240	12	5,766
Unrealized losses	(4,903)	(17,416)	(5,181)	(199)	(27,699)

Fair value	$1,135,713	$2,678,326	$401,736	$30,078	$4,245,853

During the three months ended June 30, 2003, we sold approximately $119.3 million of our available-for-sale MBS for a net realized gain of approximately $102,000.

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since we hold non-investment grade securities including the first loss security, we bear the credit risk associated with mortgages with a face value of approximately $218 million.

We also bear the credit risk related to our residential real estate loans as discussed under “Note 1” in the section titled, “Credit Risk.” We have not sold the subordinate securities from our securitizations to third parties.

NOTE 3.	SECURITIZATION ACTIVITIES

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the three months ended June 30, 2004, we transferred approximately $345 million of residential mortgage loans (of which $147 million were purchased during the second quarter of 2004) to a securitization trust pursuant to a pooling and third party servicing agreement with Countrywide Securities Corporation dated as of April 1, 2004, and we acquired approximately $314 million of residential mortgage loans which were transferred to a securitization trust pursuant to a pooling and third party servicing agreement with Countrywide Securities Corporation dated as of May 1, 2004. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

The two transactions in the three months ending June, 30, 2004 were accounted for as financings. The residential real estate loans remain as assets on our balance sheet subsequent to securitization, and the financing resulting from these securitizations is shown on our balance sheet as long-term debt.

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement with Countrywide Securities Corporation dated as of

February 1, 2004. The transaction was accounted for as a sale. We retained securities from this transaction with a book value at June 30, 2004, of $55 million.

As of June 30, 2004, we had acquired approximately $350 million in residential mortgage loans which were scheduled to be securitized at a later date.

NOTE 4.	RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $989 million as of June 30, 2004, includes $350 million of loans pending securitization and $639 million in loans which have been financed through securitization.

NOTE 5.	REPURCHASE AGREEMENTS

We have entered into reverse repurchase agreements to finance most of our MBS. The reverse repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear interest rates that have historically had their basis on the London Interbank Offer Rate, or LIBOR. At June 30, 2004, our reverse repurchase agreements had a weighted average term to maturity of 230 days and a weighted average borrowing rate of 1.58%. After adjusting for swap transactions, the weighted average term to maturity was 379 days with a weighted average borrowing rate of 1.78%. At June 30, 2004, agency MBS with a fair value of approximately $3,696 million have been pledged as collateral under the reverse repurchase agreements.

At June 30, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	37.6%
3 months to less than 1 year	37.2%
1 year to less than 2 years	23.1%
2 years to less than 3 years	2.1%
Greater than 3 years	—

100.0%

NOTE 6.	LONG-TERM OBLIGATIONS AND WAREHOUSE LOANS

We finance our residential real estate loans using long-term debt (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the long-term debt are variable and are based upon the interest rates on the underlying loan collateral. The maturities on the long-term debt are also based upon the maturities of the underlying mortgages. Principal is paid on the debt following receipt of principal payments on the loans. The scheduled maturities of the debt extend to June 2034. At June 30, 2004, whole loans with a face value of approximately $401 million have been pledged as collateral for the long-term debt.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At June 30, 2004, loans with a face value of approximately $350 million have been pledged as collateral under these facilities.

NOTE 7.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Fixed-rate MBS, ARM securities and other residual interest marketable securities are reflected in the financial statements at estimated fair value. Management bases its fair value estimates for ARM securities and other marketable securities primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, interest receivable, reverse repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the nature of these instruments.

The following table of the estimated fair value of financial instruments as of June 30, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2004 (in thousands)
	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$349,705	$346,759
Residential real estate loans securitized	639,206	625,726
Long-term debt	401,075	395,803

These fair value estimates as of June 30, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used in estimating fair values:

Residential real estate loans are based on the present value of expected future cash flows using assumptions based on historical experience, industry information and estimated rates of future prepayment and credit loss.

Long-term debt obligations due on pass-through certificates are based on dealers’ quotes.

NOTE 8.	PUBLIC OFFERINGS AND CAPITAL STOCK

On May 11, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, offering up to $300 million of our capital stock. The registration statement was declared effective on May 25, 2004. As of June 30, 2004, all of this amount remained available for issuance under the registration statement.

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan, primarily to increase the number of shares authorized under our predecessor plan. The plan allows shareholders and non-shareholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the six-month period ended June 30, 2004, we issued 2,847,983 shares of common stock under the plan, resulting in proceeds to us of approximately $35.6 million.

Our authorized capital includes 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

NOTE 9.	TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, eligible employees have the opportunity to earn incentive compensation for each fiscal quarter. The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the Ten-Year US Treasury Rate plus 1%, or the Threshold Return.

The 2002 Incentive Compensation Plan contains a “high water mark” provision requiring that in any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn the Threshold Return, we will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

The percentage of taxable net income in excess of the Threshold Return earned under the plan by all employees is calculated based on our quarterly average net worth as defined in the Incentive Compensation Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million;

•	5% for the average net worth in excess of $200 million.

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the quarter ended June 30, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $456,985 in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of an addendum to his original employment agreement, Lloyd McAdams receives a base salary of $600,000 per annum. Pursuant to the terms of an addendum to his original employment agreement, Joseph McAdams receives a base salary equal to $400,000 per annum. Heather U. Baines receives a $50,000 annual base salary. The terms of the employment agreements are for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

These employment agreements also have the following provisions:

•	the three executives are entitled to participate in our 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the plan; and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

As of June 30, 2004, the value of the 54,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers.

Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $45.36 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended June 30, 2004, we paid $62,363 in rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$132,234	$264,660	$272,580	$280,775	$1,209,890	$2,160,139

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the Statement of Operations are fees of $64,467 paid to PIA in connection with this agreement during the three months ended June 30, 2004. During the three months ended June 30, 2003, we paid fees of $60,555 to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of June 30, 1004, Belvedere Trust’s assets comprised 20.8% of our overall assets. Through June 30, 2004, we had made an investment of approximately $61 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions of up to $39 million to Belvedere Trust, for a total commitment of $100 million.

On November 3, 2003, we also formed BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the quarter ended June 30, 2004, Belvedere Trust paid BT Management incentive compensation of $229,000.

Certain of our executive officers serve as officers and directors of Belvedere Trust and officers and managers of BT Management. BT Management has also entered into employment agreements with Messrs. Lund and Thompson whereby Mr. Lund serves as the President of BT Management and Mr. Thompson serves as Executive Vice President and Treasurer of BT Management. The employment agreements are for a term of three years and automatically renew for one-year terms unless written notice is provided by either party ninety days prior to the end of the current term.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan, which permits our eligible officers to defer the payment of all or a portion of their cash compensation in excess of the $1,000,000 annual limitation on deductible compensation imposed by Section 162(m) of the Code. Under this limitation, compensation paid to our chief executive officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1,000,000 in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our chief executive officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our President, Chairman and Chief Executive Officer, and Joseph McAdams, our Executive Vice President and Chief Investment Officer, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that year.

Amounts deferred under the Deferred Compensation Plan are not being paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the plan.

NOTE 10.	STOCK OPTION PLAN

At our May 27, 2004 annual stockholder meeting, we adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Stock Option Plan, which amends and restates our 1997 Stock Option and Awards Plan. The Stock Option Plan which authorized the grant of options to purchase, as of June 30, 2004, an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, dividend equivalent rights, and stock appreciation rights. The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. The Stock Option Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.

NOTE 11.	HEDGING INSTRUMENTS

At June 30, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $400 million and an average maturity of 4.2 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. During the three months ended June 30, 2004, the unrealized gains on our swap agreements increased by $6,076,000.

As of June 30, 2004, there were unrealized gains of $7,026,000 on our swap agreements included in Other Comprehensive Income and on the consolidated balance sheet as fair value of hedge instruments. In addition, we had a cash collateral balance of $9,052,000 included in Cash and Cash Equivalents with a corresponding liability for the same amount included in Accrued Expenses and Other as of June 30, 2004.

At June 30, 2004, the open position on the Eurodollar futures for Belvedere Trust was $1,372,000 and the open forward loan purchase commitment was $298,000. Belvedere Trust recognized a net unrealized gain of $423,000 and a realized gain of $103,000 on the Eurodollar futures and forward loan purchase commitments during the three months ended June 30, 2004.

During the quarter ended June 30, 2004, we also entered in Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions.

NOTE 12.	SUBSEQUENT EVENTS

On July 2, 2004, we declared a dividend of $0.33 per share which is payable on August 11, 2004 to our holders of record as of the close of business on July 27, 2004. The ex-dividend date was July 23, 2004.

On July 30, 2004, we completed our fourth securitization of jumbo hybrid adjustable-rate mortgages through our subsidiary, BT Finance. The total amount of the securities underwritten by Countrywide Securities Corporation was approximately $387,000,000.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2003 and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of June 30, 2004, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of June 30, 2004, greater than 99% of our 2003 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed as a qualified REIT subsidiary to acquire and own mortgage loans, with a focus on the high credit-quality jumbo adjustable rate, hybrid and second-lien mortgage markets. Belvedere Trust was also formed with the intent of securitizing the mortgage loans it acquires and selling mortgage-backed securities in the capital markets. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of June 30, 1004, Belvedere Trust’s assets comprised 20.8% of our overall assets. Through June 30, 2004, we had made an investment of approximately $61 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions of up to $39 million to Belvedere Trust, for a total commitment of $100 million. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Belvedere Trust’s business involves the acquisition, securitization and management of residential real estate loans. Belvedere Trust acquires mortgage loans for investment. Mortgage loans may be purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loan associations, banks, mortgage bankers and other mortgage lenders. It may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Belvedere Trust is in the process of building up a diversified network of loan sellers. Belvedere Trust’s loan sourcing will determine the quality, consistency and volume of loans.

Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

Results of Operations

Three Months Ended June 30, 2004 Compared to June 30, 2003

For the three months ended June 30, 2004, our net income was $12,190,000, or $0.27 per diluted share, based on an average of 45,101,000 shares outstanding. For the three months ended June 30, 2003, our net income was $13,572,000, or $0.45 per diluted share, based on an average of 30,147,000 shares outstanding.

Net interest income for the three months ended June 30, 2004 totaled $13,558,000, or 41% of total interest income, compared to $13,568,000, or 56% of total interest income, for the three months ended June 30, 2003. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year.

The decrease in net interest income and the percentage of total interest income during the three months ended June 30, 2004 compared to the three months ended June 30, 2003 resulted from an increase in the speed of prepayments and an increase in our cost of borrowings. For the quarter ended June 30, 2004, our mortgage assets were paid down at an approximate average annualized constant prepayment rate, or CPR, of 42% compared to 40% for the quarter ended June 30, 2003. As a result, we amortized our premiums over a shorter time period. Reverse repurchase borrowings during the quarter ended June 30, 2004 and June 30, 2003 had a weighted average cost of 1.74% and 1.59% respectively.

For the three months ended June 30, 2004, our operating expenses decreased to $1,871,000, or 5.7% of total interest income, from $2,135,000, or 8.8% of total interest income, for the three months ended June 30, 2003. This decrease was due primarily to a decrease in incentive fees, although the provision for credit losses, compensation and other expenses have increased.

Six Months Ended June 30, 2004 Compared to June 30, 2003

For the six months ended June 30, 2004, our net income was $30,063,000, or $0.68 per diluted share, based on an average of 44,463,000 shares outstanding. For the six months ended June 30, 2003, our net income was $25,394,000, or $0.91 per diluted share, based on an average of 28,052,000 shares outstanding.

Net interest income for the six months ended June 30, 2004 totaled $33,864,000 or 50% of total interest income, compared to $26,684,000, or 56% of total interest income, for the six months ended June 30, 2003. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year. This has resulted in a large increase in our income and interest expense compared to last year.

For the six months ended June 30, 2004, our operating expenses increased, in absolute terms, to $4,207,000, or 6.2% of total interest income, from $4,081,000, or 8.6% of total interest income, for the six months ended June 30, 2003. This increase was due primarily to an increase in the provision for compensation, credit losses and other expenses.

Financial Condition

At June 30, 2004, we held agency mortgage assets whose amortized cost was approximately $3.98 billion, consisting primarily of $3.7 billion of adjustable-rate mortgage-backed securities, $22 million of floating rate CMOs and $235 million of fixed-rate mortgage-backed securities. This amount represents an approximate 6% decrease from the $4.25 billion held at December 31, 2003. Of the adjustable-rate agency mortgage-backed securities owned by us, 36% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 64% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of agency mortgage-backed securities at fair value owned at June 30, 2004 and December 31, 2003, classified by type of issuer (dollar amounts in thousands):

	At June 30, 2004		At December 31, 2003
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,880,729	72.6%	$2,984,941	70.3%
Freddie Mac (FHLMC)	923,292	23.3%	1,059,517	25.0%
Ginnie Mae (GNMA)	161,607	4.1%	201,395	4.7%

Total agency mortgage-backed securities	$3,965,628	100.0%	$4,245,853	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at June 30, 2004 and December 31, 2003, by type of interest rate index (dollar amounts in thousands):

	At June 30, 2004		At December 31, 2003
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$22,158	0.6%	$30,184	0.7%
Six-month LIBOR	29,207	0.7%	17,131	0.4%
One-year LIBOR	1,508,151	38.0%	1,439,064	33.9%
Six-month Certificate of Deposit	7,424	0.2%	8,831	0.2%
Six-month Constant Maturity Treasury	1,752	0.1%	1,874	0%
One-year Constant Maturity Treasury	2,078,754	52.4%	2,241,179	52.8%
Cost of Funds Index	91,613	2.3%	105,854	2.5%
Fixed-Rate	226,569	5.7%	401,736	9.5%

Total agency mortgage-backed securities	$3,965,628	100.0%	$4,245,853	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total portfolio had a weighted average coupon of 4.20% as of June 30, 2004. The average coupon of the adjustable-rate securities was 4.07%, the hybrid average coupon was 4.23%, the CMO floaters average coupon was 2.05% and the average coupon of the fixed-rate securities was 5.12%. The weighted average coupon on whole loans which we have securitized was 4.12% at quarter end.

At June 30, 2004, the unamortized net premium paid for our mortgage-backed securities was $109 million.

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

As of June 30, 2004, the average amortized cost of our agency mortgage-related assets was 102.83%, the average amortized cost of the adjustable-rate securities was 102.83% and the average amortized cost of the fixed-rate securities was 102.83%. As of June 30, 2004, the average interest rate on outstanding repurchase agreements was 1.58% and the average days to maturity was 230 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.78% and the average days to maturity was 379 days.

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their cost.

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$349,127	$634,032	$983,159
Unamortized premium and expenses	578	5,174	5,752

Carrying value	$349,705	$639,206	$988,911

Fair value	$346,759	$625,726	$972,484

As of June 30, 2004, residential real estate loans consisted of the following:

				June 30, 2004 (in thousands)
Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60 Days+)
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033-2034	$298,073	$1,360	$—

First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.250%	2033-2034	490,947	2,266	—

First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033-2034	185,112	—	—

First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034-2034	9,027	—	—

				$983,159	$3,626	$—

Geographic Concentration	June 30, 2004
Southern California	35%
Northern California	26%
Illinois	6%
Florida	3%
Washington	3%
Colorado	2%
Virginia	2%
New York	2%
Nevada	2%
Michigan	2%
Massachusetts	2%
Other States (none greater than 2%)	15%

Total:	100%

Fair values were estimated using pricing models employed in pricing the loans for acquisition and updated for interest rates as of June 30, 2004.

Our residential real estate loan portfolio of $989 million as of June 30, 2004 includes $350 million of loans pending securitization and $639 million in loans which have been securitized. The securitized residential real estate loans serve as collateral for $401 million of long-term debt and $202 million of repurchase agreements financing. Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of long-term debt (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral.

At June 30, 2004, Belvedere Trust owned approximately $350 million in loans held for securitization. This figure includes the face amount of the mortgages, as well as accrued interest and premium or discount. The loans consist of adjustable-rate single-family residential mortgages with initial fixed-rate periods of three to ten years.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate these transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $400 million and a maturity of 4.2 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2004, there were unrealized gains of $7,026,000 and realized gains of $7,000 on our swap agreements.

During the quarter ended June 30, 2004, we also entered into Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. In accordance with FAS 133, we account for the change in value of the mortgage loan cash flows, the commitments to purchase loans and the change in value of the hedge instruments. The difference between these changes in value is included in income during the current period. For the six months ended June 30, 2004, there were recognized gains of $329,000 on Eurodollar futures contracts, of which $525,000 were recognized gains during the quarter ended June 30, 2004.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $3.79 billion at June 30, 2004. Our other significant source of funds for the three months ended June 30, 2004 consisted of payments of principal from our mortgage securities portfolio in the amount of $571 million and $31 million from our residential real estate loans.

As of June 30, 2004, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-seven months. On June 30, 2004, we had borrowing arrangements with 20 different financial institutions and had borrowed funds under repurchase agreements with 13 of these firms. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the quarter ended June 30, 2004.

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

During the six months ended June 30, 2004, we had raised approximately $36 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

As of June 30, 2004, we have entered into commitments to purchase mortgage loans in the amount of $245 million. Of this amount, approximately $77 million in mortgages were acquired in July and subsequently securitized on July 30, 2004.

We have entered into whole loan lending facilities which provide for up to $500 million in financing secured by single family mortgage loans. At June 30, 2004, we had borrowed $336 million under the facilities, secured by $350 million in mortgage loans held for securitization.

Off-Balance Sheet and Contractual Arrangements

Management has addressed the issues of off-balance sheet contractual obligations and has determined that all such obligations are reflected on the financial statements. In addition, management has also determined that all reverse repurchase agreements and employment obligations under contract and lease commitments are also fully disclosed on the financial statements (refer to Note 9).

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our equity base at June 30, 2004 was $486 million, or $10.66 per share, which includes the $0.33 per share dividend declared on July 2, 2004.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss on available-for-sale agency securities” was $48.6 million or 1.2% of the amortized cost of agency mortgage-backed securities at June 30, 2004.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with generally accepted accounting principles. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

Valuation of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. Losses on securities classified as available-for-sale, which are determined by management to be other than temporary in nature, are reclassified from accumulated other comprehensive income to current operations.

Income Taxes

Other than Belvedere Trust Finance Corporation, BT Finance, as noted below, our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary may be liable for corporate income tax expenses.

Subsequent Events

On July 2, 2004, we declared a dividend of $0.33 per share which is payable on August 11, 2004 to our holders of record as of the close of business on July 27, 2004. The ex-dividend date is July 23, 2004.

On July 30, 2004, Belvedere Trust completed its fourth securitization of jumbo hybrid adjustable-rate mortgages through its subsidiary, BT Finance. The total amount of the securities underwritten by Countrywide Securities Corporation was approximately $387,000,000.

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

Most of the mortgage-backed securities we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases, the interest rate indices and repricing terms of the mortgage-backed securities that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on June 30, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 19 months, while our borrowings had a weighted average term to next rate adjustment of 230 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 379 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On June 30, 2004, 6% of our mortgage-backed securities were fixed-rate securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On June 30, 2004, substantially all of our mortgage-backed securities were acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

These officers and employees are involved in investing both our assets and approximately $3.7 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that manages the day-to-day operations of Belvedere Trust, our newly formed mortgage loan subsidiary, and Lloyd McAdams is also an owner and officer of Syndicated Capital, a registered broker-dealer. Our officers’ service to PIA, BT Management Company, L.L.C. and Syndicated Capital allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

We may incur increased borrowing costs related to repurchase agreements and that would adversely affect our profitability.

Currently, all of our borrowings are collateralized borrowings in the form of repurchase and warehouse agreements. If the interest rates on these agreements increase, that would adversely affect our profitability.

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

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On June 30, 2004, approximately 94% of our mortgage-backed securities were adjustable-rate securities.

Our leveraging strategy increases the risks of our operations.

We generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-backed securities. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-backed securities, generally under repurchase agreements. A decline in the market value of the mortgage-backed securities used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-backed securities under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

Our business may be significantly harmed by a slowdown in the economy of California.

As of June 30, 2004, approximately 60% of the residential real estate loans that we own or credit enhance are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on real estate loans in our residential loan portfolios. This could adversely affect our credit loss experience and other aspects of our business, including our ability to securitize real estate loans.

We depend on our key personnel and the loss of any of our key personnel could severely and detrimentally affect our operations.

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director, Thad Brown, Chief Financial Officer, and Bistra Pashamova, Vice President. Belvedere Trust’s key officers are Claus Lund and Russell Thompson. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

Our mortgage-backed securities have primarily been agency certificates that, although not rated, carry an implied “AAA” rating. agency certificates are mortgage-backed securities where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Freddie Mac and Fannie Mae are government-sponsored enterprises and securities guaranteed by these entities are not guaranteed by the United States government. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality mortgage-backed securities. If we acquire mortgage-backed securities of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities or the securities of Fannie Mae and Freddie Mac. Belvedere Trust invests in non-agency securities, some of which are rated “AAA”, some of which carry lower ratings and some of which are not rated.

We have not previously engaged in the business of acquiring and securitizing whole mortgage loans and we may not be successful.

Belvedere Trust was formed as our subsidiary in 2003 to engage in the business of acquiring and securitizing whole mortgage loans. Although we hired a management team that we believe has appropriate experience managing the acquisition and securitization of whole loans, we have never engaged in this particular business and we may not be successful. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgages we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage. Incorrect management of these risks may take years to become apparent. Our failure to manage these and other risks could have a material adverse effect on our business and results of operations.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk.

While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires or originates and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss of principal between the value of the mortgaged property and the outstanding indebtedness, as well as the loss of interest. We have not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

Belvedere Trust requires a significant amount of cash, and if it is not available, the business and financial performance of Belvedere Trust will be significantly harmed.

Belvedere Trust requires substantial cash to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans prior to securitization. Belvedere Trust also needs cash to meet its working capital and other needs. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust acquires mortgage loans that it expects to finance through borrowings from warehouse lines of credit and repurchase facilities. It is possible that Belvedere Trust’s warehouse lenders could experience changes in their ability to advance funds to Belvedere Trust, independent of the performance of Belvedere Trust or its loans. We anticipate that Belvedere Trust’s repurchase facilities will be dependent on the ability of counter-parties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counter-parties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be adversely affected. Cash could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would have a material adverse effect on Belvedere Trust.

We have invested $61 million in Belvedere Trust to capitalize its mortgage operations, and our board of directors has authorized additional capital contributions to Belvedere Trust of $39 million. If Belvedere Trust fully invests all of the proceeds of our investments in it prior to the point at which Belvedere Trust can access external sources of capital, , if it ever can, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain its solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

The use of securitizations with over-collateralization requirements may have a negative impact on Belvedere Trust’s cash flow.

If Belvedere Trust utilizes over-collateralization as a credit enhancement to its securitizations, it expects that such over-collateralization will restrict its cash flow if loan delinquencies exceed certain levels. The terms of its securitizations generally provide that, if certain delinquencies and/or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict Belvedere Trust’s ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Failure to satisfy performance tests may materially and adversely affect the availability of net excess income to Belvedere Trust.

The success of Belvedere Trust’s business will depend upon its ability to ensure that loans to be held in its securitizations are serviced effectively.

The success of Belvedere Trust’s mortgage loan business will depend to a great degree upon its ability to ensure that its loans held for securitization are serviced effectively. In general, it is the intention of Belvedere Trust to acquire loans “servicing retained,” where the loans will be serviced by the originating or selling institution. Belvedere Trust has no experience servicing a portfolio of loans. If Belvedere Trust is required to purchase the servicing of a loan portfolio in order to acquire a portfolio with desirable attributes, Belvedere Trust will be required to sell the servicing rights, implement a servicing function or contract with a third party to service the loans in order for Belvedere Trust to implement its strategy. We cannot assure that Belvedere Trust will be able to service the loans or effectively supervise a sub-servicing relationship according to industry standards. Failure to service the loans properly will harm Belvedere Trust’s business and operating results. Prior to either building the servicing capabilities that Belvedere Trust may require or acquiring an existing servicing operation that has such capabilities, if ever, Belvedere Trust anticipates contracting with an experienced servicer of non-conforming loans to “sub-service” its loans. The fees paid to a subservicer will reduce to a certain extent the revenue Belvedere Trust is able to retain from its loans, and its net interest income will be reduced and at risk, depending on the effectiveness of the servicing company.

If actual prepayments or defaults with respect to mortgages serviced occurs more quickly than originally assumed, the value of Belvedere Trust’s mortgage servicing rights would be subject to downward adjustment.

If Belvedere Trust acquires the servicing rights to mortgage loans and subsequently retains the servicing right separately from the loans, the allocated cost of the servicing rights will be reflected on its financial statements. To determine the fair value of these servicing rights, Belvedere Trust will use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than Belvedere Trust originally assumed, Belvedere Trust would have to reduce the carrying value of its mortgage servicing rights. There us no guarantee that Belvedere Trust’s assumptions will prove correct.

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

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

The REIT provisions of the Code may substantially limit our ability to hedge mortgage-backed securities and related borrowings by requiring us to limit our income in each year from qualified hedges, together with any other income not generated from qualified REIT real estate assets, to less than 25% of our gross income. In addition, we must limit our aggregate income from hedging and services from all sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we may in the future have to limit our use of advantageous hedging techniques. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. The 5% and 10% limitations described above will apply to our investment in Belvedere Trust unless Belvedere Trust is a qualified REIT subsidiary of ours (i.e., we own 100% of Belvedere Trust’s outstanding stock), Belvedere Trust is a qualified REIT or Belvedere Trust is a taxable REIT subsidiary of ours. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences.

Complying with REIT requirements may force us to borrow to make distributions to stockholders.

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1,000,000 for any such officer for any calendar year under Section 162(m) of the tax code. Since payments under our 2002 Incentive Compensation Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under the plan to certain of our officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the tax code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

If Belvedere Trust fails to qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we may lose our REIT status.

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and, Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock, and Belvedere Trust does not qualify as a REIT or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income which will reduce the amount available for distribution to us.

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed to be as a REIT in the future, possibly as early as its taxable year ending December 31, 2004. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT after it makes a REIT election would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, this income cannot be offset by net operating losses. If the stockholder was a tax-exempt entity, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder was foreign, then it would be subject to federal income tax withholding on this income without reduction pursuant to any otherwise applicable income-tax treaty. Excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also would be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage-backed securities securing those debt obligations. We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. We do, however, enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these borrowings give rise to excess inclusion income that should be allocated among stockholders. Furthermore, some types of tax-exempt entities, including, without limitation, voluntary employee benefit associations and entities that have borrowed funds to acquire their shares of our common stock, may be required to treat a portion of or all of the dividends they may receive from us as unrelated business taxable income. We also invest in equity securities of other REITs. If we were to receive excess inclusion income from another REIT, we may be required to distribute the excess inclusion income to our stockholders, which may result in the recognition of unrelated business taxable income.

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

As of June 30, 2004, our agency mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$226,569	5.7%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	222,679	5.6%	1,424	37.6%
Greater than 3 months and less than 1 year	1,117,399	28.2%	1,407,302	37.2%
Greater than 1 year and less than 2 years	1,031,824	26.0%	875,835	23.1%
Greater than 2 years and less than 3 years	754,489	19.0%	79,250	2.1%
Greater than 3 years and less than 5 years	612,668	15.5%	—	—

Total	$3,965,628	100.0%	$3,786,817	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 19 months, while our borrowings had a weighted average term to next rate adjustment of 230 days. After adjusting for interest rate swap transactions, the average maturity was 379 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At June 30, 2004, we had unrestricted cash of $10,027,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-backed securities. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-backed securities purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flows and results of operations could be harmed.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual projected net income and net assets as more fully discussed below based on investments in place on June 30, 2004, and includes all of our interest rate-sensitive assets, liabilities and hedges such as interest rate Swap Agreements. Changes in net assets equals the change in value of our assets that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate Swap Agreements. We acquire interest rate-sensitive assets and fund them with interest-rate sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
-2.0%	-68%	0.4%
-1.0%	-25%	0.8%
0%	—	—
1.0%	-11%	-2.0%
2.0%	-22%	-4.6%

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

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 98% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at June 30, 2004. Actual results could differ significantly from those estimated in the table.

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

(b) There has been no change in our internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did acquire and implement a portfolio accounting system from Princeton Financial Systems.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any material pending legal proceedings.

Item 2.	Changes in Securities and Use of Proceeds

(a) None

(b) None

(c) None

(d) None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

We held our annual meeting of stockholders on May 27, 2004 at our offices in Santa Monica, California. At the annual meeting, our stockholders voted on the following three (3) items:

(i)	Six nominees for election to our board of directors were elected based upon the following votes:

Name	For	Withheld
Lloyd McAdams	34,866,749	289,709
Lee A. Ault III	34,942,426	214,033
Joe E. Davis	34,943,726	212,733
Charles H. Black	34,943,504	212,955
Joseph E. McAdams	34,942,192	214,266
Charles F. Smith	34,943,607	212,852

(ii)	The amendment and restatement of our 1997 Stock Option and Awards Plan by replacing it with the 2004 Equity Compensation Plan was approved as follows:

For	Against	Abstain
15,452,305	1,072,974	230,339

(iii)	The ratification of the appointment of BDO Seidman, LLP as our independent accountants and auditors for the fiscal year ending December 31, 2004 was approved as follows:

For	Against	Abstain
34,917,349	113,381	125,725

Item 5.	Other Information

On July 2, 2004, we declared a dividend of $0.33 per share which is payable on August 11, 2004 to holders of record as of the close of business on July 27, 2004.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits. The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1 (1)	Amended Articles of Incorporation

3.2 (2)	Articles of Amendment

3.3 (1)	Bylaws

4.1 (1)	Specimen Common Stock certificate

4.2 (3)	Specimen Preferred Stock certificate

10.1 (2)	2004 Equity Compensation Plan

10.2 (4)	Dividend Reinvestment and Stock Purchase Plan

10.3 (5)	2002 Incentive Compensation Plan

10.4 (5)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5 (6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6 (6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7 (6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8 (6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9 (6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Lloyd McAdams

10.12(6)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams

10.14(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15(7)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.

10.16(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.17(9)	Deferred Compensation Plan

10.18(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.19(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.20(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.21(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

10.22(11)	Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.

(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004.

(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.

(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.

(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.

(b) Reports on Form 8-K. We filed the following current reports on Form 8-K during the quarter ended June 30, 2004:

•	On April 13, 2004, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release announcing our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(authorized officer of registrant)

Dated:    August 9, 2004

/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(principal accounting officer)

Dated:    August 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

3.1 (1)	Amended Articles of Incorporation

3.2 (2)	Articles of Amendment

3.3 (1)	Bylaws

4.1 (1)	Specimen Common Stock certificate

4.2 (3)	Specimen Preferred Stock certificate

10.1 (2)	2004 Equity Compensation Plan

10.2 (4)	Dividend Reinvestment and Stock Purchase Plan

10.3 (5)	2002 Incentive Compensation Plan

10.4 (5)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager

10.5 (6)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams

10.6 (6)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines

10.7 (6)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams

10.8 (6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams

10.9 (6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines

10.10(6)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Lloyd McAdams

10.12(6)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams

10.14(6)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.

10.15(7)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.

10.16(8)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.

10.17(9)	Deferred Compensation Plan

10.18(10)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003

10.19(10)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation

10.20(10)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund

10.21(10)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson

10.22(11)	Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.

(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004.

(3)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.

(4)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.

(5)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.

(6)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.

(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.

(9)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.

(10)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.

(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.