Form 10-Q
period 2004-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2004-11-09
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

As of November 5, 2004, the Registrant had 46,260,551 shares of Common Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,126,842	$3,954,019
Agency mortgage-backed securities at fair value	246,086	291,834

	$4,372,928	$4,245,853
Other mortgage-backed securities pledged to counterparties at fair value	50,446	—
Residential real estate loans	1,517,811	—
Allowance for loan losses	(235)	—
Cash and cash equivalents	4,392	196
Restricted cash	2,174	—
Interest and dividends receivable	23,730	17,007
Prepaid expenses and other	1,825	218

	$5,973,071	$4,263,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$22,575	$14,684
Repurchase agreements (Anworth Mortgage)	3,955,952	3,775,691
Repurchase agreements (Belvedere Trust)	291,974	—
Whole loan financing facilities	500,660	—
Mortgage-backed securities issued	705,283	—
Derivative instruments at fair value	726
Dividends payable	—	14,093
Accrued expenses and other	52	1,409

	$5,477,222	$3,805,877

Minority interest	225	—
Stockholders’ Equity:
Preferred stock, par value $.01 per share; authorized 20,000 shares; no shares issued and outstanding	—	—
Common stock, par value $.01 per share; authorized 100,000 shares; 46,199 and 42,707 issued and outstanding	462	427
Additional paid-in capital	531,310	488,909
Accumulated other comprehensive loss consisting of unrealized (losses) gains	(36,380)	(21,933)
Retained earnings (accumulated deficit)	847	(9,331)
Unearned restricted stock	(615)	(675)

	495,624	457,397

	$5,973,071	$4,263,274

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except for per share amounts)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Interest income net of amortization of premium and discount	$42,367	$22,774	$110,517	$70,471
Interest expense	(27,575)	(11,647)	(61,861)	(32,660)

Net interest income	14,792	11,127	48,656	37,811

Gain on sale of securities	1	706	260	3,497
Net gain (loss) on derivative instruments	(59)	—	270	—
Expenses:
Compensation and benefits	(666)	(348)	(1,532)	(1,095)
Incentive compensation	(521)	(622)	(2,103)	(3,028)
Provision for loan losses	(203)	—	(235)	—
Professional services	(166)	(74)	(564)	(251)
Other expenses	(940)	(422)	(2,269)	(1,173)

Total expenses	(2,496)	(1,466)	(6,703)	(5,547)

Income from operations before income taxes and minority interest	12,238	10,367	42,483	35,761

Income taxes	—	—	(79)	—
Minority interest in net income of a subsidiary	(72)	—	(175)	—

Net income	$12,166	$10,367	$42,229	$35,761

Basic earnings per share	$0.27	$0.29	$0.94	$1.18

Average number of shares outstanding	45,868	35,368	44,857	30,381

Diluted earnings per share	$0.26	$0.29	$0.94	$1.17

Average number of diluted shares outstanding	45,925	35,618	44,955	30,591

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-In Capital	Accumulative Other Comprehensive Income (Loss) Derivatives	Accumulative Other Comprehensive Income (Loss) Available-For- Sale Agency Securities	Accumulative Other Comprehensive Income (Loss) Other MBS	Retained Earnings (deficit)	Unearned Restricted Stock	Comprehensive Income	Total
Balance, December 31, 2003	42,707	$427	$488,909	$—	$(21,933)	$—	$(9,331)	$(675)	$—	$457,397
Issuance of common stock	1,584	16	21,124							21,140
Other comprehen-sive income, fair value adjustment				950	13,963	(18)			14,895	14,895
Net income							17,873		17,873	17,873

Total comprehensive income									$32,768

Amortization of restricted stock								20		20

Balance, March 31, 2004	44,291	$443	$510,033	$950	$(7,970)	$(18)	$8,542	$(655)		$511,325

Issuance of common stock	1,331	13	15,149							15,162
Other comprehensive income, fair value adjustment				6,076	(40,630)	(788)			(35,342)	(35,342)
Net income							12,190		12,190	12,190

Total comprehensive income									$(23,152)

Amortization of restricted stock								20		20
Dividends declared - $0.38/share							(16,961)			(16,961)

Balance, June 30, 2004	45,622	$456	$525,182	$7,026	$(48,600)	$(806)	$3,771	$(635)		$486,394

Issuance of common stock	577	6	6,128							6,134
Other comprehensive income, fair value adjustment				(7,752)	13,947	(195)			6,000	6,000
Net income							12,166		12,166	12,166

Total comprehensive income									$18,166

Amortization of restricted stock								20		20
Dividends declared - $0.33/share							(15,090)			(15,090)

Balance, September 30, 2004	46,199	$462	$531,310	$(726)	$(34,653)	$(1,001)	$847	$(615)		$495,624

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Operating Activities:
Net income	$12,166	$10,367	$42,229	$35,761
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts	13,428	13,439	39,378	29,459
Gain on sales of agency securities	—	(706)	(102)	(3,497)
Gain on sales of securities in securitization	—	—	(157)	—
(Loss) gain on hedging instruments	59	—	(270)	—
Provision for loan losses	203	—	235	—
Provision for income taxes	—	—	28	—
Adjustment for minority interest in net income	72	—	175	—
Amortization of restricted stock	20	20	60	59
Changes in assets and liabilities:
(Increase) in interest receivable	(4,095)	(1,054)	(6,723)	(3,259)
(Increase) decrease in prepaid expenses and other	(1,431)	329	(1,607)	856
Decrease (increase) in restricted cash	448		(2,174)
Increase (decrease) in accrued interest payable	1,082	(753)	7,891	151
(Decrease) in accrued expenses and other	(9,920)	(558)	(1,357)	(879)

Net cash provided by operating activities	12,032	21,084	77,606	58,651
Investing Activities:
Available-for-sale agency securities:
Purchases	(868,236)	(904,595)	(1,654,528)	(2,632,180)
Proceeds from sales	—	31,272	119,356	174,879
Principal payments	454,555	507,362	1,358,201	1,126,222
Residential real estate loans:
Purchases	(572,154)	—	(1,846,040)	—
Proceeds from securitization	—	—	196,428	—
Principal payments	1,020	—	8,633	—
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	45,818	—	70,020	—

Net cash used in investing activities	(938,997)	(365,961)	(1,747,930)	(1,331,079)
Financing Activities:
Net borrowings from repurchase agreements	461,109	283,726	472,235	1,137,864
Net whole loan financing facilities borrowings	164,858	—	500,660	—
Borrowings on mortgage-backed securities issued	331,183	—	743,862	—
Repayments on mortgage-backed securities issued	(26,975)	—	(38,579)	—
Proceeds from common stock issued, net	6,134	75,759	42,436	173,763
Minority investments	—	—	50	—
Dividends paid	(15,090)	(14,958)	(46,144)	(39,989)

Net cash provided by financing activities	921,219	344,727	1,674,520	1,271,638

Net increase (decrease) in cash and cash equivalents	(5,746)	(150)	4,196	(790)
Cash and cash equivalents at beginning of period	$10,138	$266	196	906

Cash and cash equivalents at end of period	$4,392	$116	$4,392	$116

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,493	$12,400	$53,970	$32,509
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	—	—	$64,451	$—
Retirement of Treasury Stock	$—	$229	$—	$229

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
Net income	$12,166	$10,367	$42,229	$35,761
Available for-sale agency securities, fair value adjustment	13,947	(16,879)	(12,720)	(25,370)
Other mortgage-backed securities, fair value adjustment	(195)	—	(1,001)	—
Derivative instruments, fair value adjustment	(7,752)	—	(726)	—

	6,000	(16,879)	(14,447)	(25,370)
Comprehensive income (loss)	$18,166	$(6,512)	$27,782	$10,391

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997. We commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the initial public offering of our common stock. We seek attractive long-term investment returns primarily by investing our equity capital and borrowed funds in mortgage-backed securities. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of September 30, 2004, Belvedere Trust’s assets comprised 26.5% of our overall assets. Through September 30, 2004, we had made an investment of approximately $76.5 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions to Belvedere Trust for a total commitment of $100 million.

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

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified special purpose entities are deemed to be VIEs and we are considered the primary beneficiary. In addition, we consolidate our interest in loans financed through warehouse agreements where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 in the Investments in Residential Real Estate Loans footnote.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Basis of Presentation

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States for interim financial information. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the calendar year ending December 31, 2004.

A summary of our significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted Cash

Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for mortgage-backed securities issued, cash pledged as collateral on certain interest rate agreements and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included under “Accrued Expenses and Other” liabilities on our Consolidated Balance Sheets.

Mortgage-Backed Securities (MBS)

Our MBS assets are comprised of fixed-rate mortgage and adjustable-rate mortgage, or ARM, securities and other mortgage-backed securities.

We have invested primarily in fixed-rate and ARM pass-through certificates and hybrid ARM securities. Hybrid ARM securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at September 30, 2004, aggregated by investment category and length of time.

	Less than 12 months		12 months or more		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$1,923,896	(15,452)	$1,552,568	(22,414)	$3,476,464	(37,866)
Other mortgage-backed securities	$48,613	(1,080)	$—	—	$48,613	(1,080)

We do not consider those securities that have been in a continuous loss position for 12 months or more to be other than temporarily impaired due to the fact that these are government-sponsored agency guaranteed securities with limited credit risk and the Company has the ability and intent to hold these investments until a forecasted recovery of fair value up to the cost of the investment which, in certain cases, may mean until maturity.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance adjusted for unamortized premiums or discounts. Premiums or discounts are amortized into current operations.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Our Belvedere Trust subsidiary maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in Allowance for loan losses on the Consolidated Balance Sheets.

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The Allowance for loan losses on our real estate loans is established by taking loan loss provisions through our Consolidated Statements of Operations.

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

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our Repurchase Agreements to fixed rate obligations over a period up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable—rate of interest times a notional amount, generally based on the London Interbank Offer Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges. We do not issue or hold derivative contracts for speculative purposes.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income, and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on Repurchase Agreements). The swap agreements are carried on our consolidated balance sheet at their fair value. Hedge ineffectiveness, if any, is recorded in current-period earnings.

We formally document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in the future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

We discontinue hedge accounting prospectively when (1) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (2) the derivative expires or is sold, terminated, or exercised; (3) it is no longer probable that the forecasted transaction will occur; (4) a hedged firm commitment no longer meets the definition of a firm commitment; or (5) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

Credit Risk

At September 30, 2004, we had limited our exposure to credit losses on our portfolio of fixed-rate and ARM securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At September 30, 2004, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At September 30, 2004, we had no assets on which an impairment charge had been taken.

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

We establish and maintain an allowance for estimated loan losses on our residential real estate loans. The Allowance for loan losses is based upon estimates of future losses on the portfolio of residential loans. Various factors, including borrowers’ credit scores and loan-to-value ratios are used to estimate losses. A provision for loan losses is recognized through our Statements of Operations.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. Accordingly, we will not be subject to Federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of the Company, is a taxable subsidiary and may be liable for corporate income tax expenses. We accrue an income tax expense on an on-going basis for BT Finance to the extent it remains profitable.

Stock-Based Compensation

SFAS 123, “Accounting for Stock-Based Compensation,” amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” encourages companies to measure compensation cost of stock-based awards based on their estimated fair value at the date of grant and recognize that amount over the related service period. We believe the existing stock option valuation models do not necessarily provide a transparent measure of the fair value of stock-based awards. Therefore, as permitted by SFAS 148, we apply the existing accounting rules under APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. In general, as the exercise price of all options granted under these plans is equal to the market price of the underlying common stock on the grant date, no stock-based employee compensation cost is recognized in net income. In addition, under these plans, options to purchase shares of common stock may be granted at less than fair market value, which results in compensation expense equal to the difference between the market value on the date of grant and the purchase price. This expense is recognized over the vesting period of the shares in net income.

As required by SFAS 148, we provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the three months ended September 30:

(in thousands except per share amounts)	2004	2003
Net income, as reported	$12,166	$10,367
Deduct: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	43	5

Pro forma net income	$12,123	$10,362
Basic income per share, as reported	$0.27	$0.29
Pro forma basic income per share	$0.26	$0.29
Diluted income per share, as reported	$0.26	$0.29
Pro forma diluted income per share	$0.26	$0.29

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the period ending September 30, 2004 and the fiscal years ended December 31:

	September 30, 2004	2003	2002	2001
Assumptions:
Dividend yield	10.00%	11.00%	17.00%	10.00%
Expected volatility	31.00%	32.00%	27.00%	41.00%
Risk-free interest rate	3.85%	3.52%	4.30%	4.98%
Expected lives	7.4 years	8.4 years	8.8 years	7.0 years

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income	Average Shares	Earnings Per Share
For the three months ended September 30, 2004
Basic EPS	$12,166	45,868	$0.27
Effect of dilutive securities: Stock options	—	57	(0.01)

Diluted EPS	$12,166	45,925	$0.26

For the three months ended September 30, 2003
Basic EPS	$10,367	35,368	$0.29
Effect of dilutive securities: Stock options	—	250	—

Diluted EPS	$10,367	35,618	$0.29

	Income	Average Shares	Earnings Per Share
For the nine months ended September 30, 2004
Basic EPS	$42,229	44,857	$0.94
Effect of dilutive securities: Stock options	—	98	—

Diluted EPS	$42,229	44,955	$0.94

For the nine months ended September 30, 2003
Basic EPS	$35,761	30,381	$1.18
Effect of dilutive securities: Stock options	—	210	(0.01)

Diluted EPS	$35,761	30,591	$1.17

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

Reclassifications

$2,622,000 of restricted cash related to the quarters ended March 31, 2004 and June 30, 2004 has been reclassified to conform to the September 30, 2004 presentations.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.    SECURITIES

The following table summarizes our mortgage-backed securities classified as available-for-sale as of September 30, 2004, which are carried at their fair value (amounts in thousands):

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$146,595	$967,568	$3,266,202	$4,380,365
Paydowns receivable	—	27,216	—	27,216
Unrealized gains	—	596	2,617	3,213
Unrealized losses	(2,318)	(7,036)	(28,512)	(37,866)

Fair value	$144,277	$988,344	$3,240,307	$4,372,928

Other MBS
Amortized cost	$51,447
Unrealized losses	(1,080)
Unrealized gains	79

Fair value	$50,446

The following table summarizes our agency securities at their fair value as of September 30, 2004 and December 31, 2003 (amounts in thousands):

September 30, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,399,287	$2,743,398	$217,572	$20,108	$4,380,365
Paydowns receivable	10,878	16,338	—	—	27,216
Unrealized gains	1,315	1,313	517	68	3,213
Unrealized losses	(9,500)	(23,272)	(5,094)	—	(37,866)

Fair value	$1,401,980	$2,737,777	$212,995	$20,176	$4,372,928

December 31, 2003

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,133,587	$2,682,363	$404,677	$30,265	$4,250,892
Paydowns receivable	5,539	11,355	—	—	16,894
Unrealized gains	1,490	2,024	2,240	12	5,766
Unrealized losses	(4,903)	(17,416)	(5,181)	(199)	(27,699)

Fair value	$1,135,713	$2,678,326	$401,736	$30,078	$4,245,853

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $50 million.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear credit risk associated with mortgages with a face value of $199 million.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” We have not sold the subordinate securities from our securitizations to third parties.

NOTE 3.    SECURITIZATION ACTIVITIES

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the three months ended September 30, 2004, we transferred approximately $391 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of July 1, 2004. During the three months ended June 30, 2004, we transferred approximately $345 million of residential mortgage loans (of which $147 million were purchased during the second quarter of 2004) to a securitization trust pursuant to a pooling and third party servicing agreement dated as of April 1, 2004, and we acquired approximately $314 million of residential mortgage loans which were transferred to a securitization trust pursuant to a pooling and third party servicing agreement dated as of May 1, 2004. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

The three transactions in the nine months ending September, 30, 2004 were accounted for as financings. The residential real estate loans remain as assets on our balance sheet subsequent to securitization, and the financing resulting from these securitizations is shown on our balance sheet as Mortgage-Backed Securities Issued.

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The transaction was accounted for as a sale. We retained securities from this transaction with a book value at September 30, 2004, of $50 million.

As of September 30, 2004, we had acquired approximately $527 million in residential mortgage loans which are scheduled to be securitized at a later date.

NOTE 4.    RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $1,518 million as of September 30, 2004, includes $527 million of loans pending securitization and $991 million in loans which have been financed through securitization.

NOTE 5.    REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

historically had their basis on the London Interbank Offer Rate, or LIBOR. Relative to our agency MBS portfolio, at September 30, 2004, our repurchase agreements had a weighted average term to maturity of 192 days and a weighted average borrowing rate of 1.81%. After adjusting for swap transactions, the weighted average term to maturity was 328 days with a weighted average borrowing rate of 1.98%. At September 30, 2004, agency MBS with a fair value of approximately $4,127 million have been pledged as collateral under the repurchase agreements.

At September 30, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	42.9%
3 months to less than 1 year	40.8%
1 year to less than 2 years	16.3%
2 years to less than 3 years	—
Greater than 3 years	—

100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements to finance most of our other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on the London Interbank Offer Rate, or LIBOR. At September 30, 2004, our repurchase agreements had a weighted average term to maturity of 386 days and a weighted average borrowing rate of 2.32%.

At September 30, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	28.3%
3 months to less than 1 year	12.5%
1 year to less than 2 years	58.0%
2 years to less than 3 years	1.2%
Greater than 3 years	—

100.0%

NOTE 6.    MORTGAGE-BACKED SECURITIES ISSUED AND WAREHOUSE LOANS

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based upon the interest rates on the underlying loan collateral. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to September 2034. At September 30, 2004, whole loans with a face value of approximately $705 million have been pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At September 30, 2004, loans with a face value of approximately $518 million have been pledged as collateral under these facilities.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7.    FAIR VALUES OF FINANCIAL INSTRUMENTS

Agency MBS and other MBS are reflected in the financial statements at estimated fair value. Management bases its fair value estimates for agency MBS and other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, interest receivable, repurchase agreements and payables for securities purchased are reflected in the financial statements at their costs, which approximates their fair value because of the nature of these instruments.

The following table of the estimated fair value of financial instruments as of September 30, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2004 (in thousands)
	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$527,151	$526,773
Residential real estate loans securitized	990,660	977,466
Mortgage-backed securities issued	705,283	706,939

These fair value estimates as of September 30, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

The following describes the methods and assumptions used in estimating fair values:

•	Residential real estate loans are based on the present value of expected future cash flows using assumptions based on historical experience, industry information and estimated rates of future prepayment and credit loss;

•	Mortgage-backed securities issued (obligations due on pass-through certificates) are based on dealers’ quotes.

NOTE 8.    PUBLIC OFFERINGS AND CAPITAL STOCK

On May 11, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, or SEC, offering up to $300 million of our capital stock. The registration statement was declared effective on May 25, 2004. As of September 30, 2004, all of this amount remained available for issuance under the registration statement.

In April 2004, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cantor will act as sales agent. Sales of the shares will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. Commencing September 15, 2004 through the quarter ended September 30, 2004, we sold 238,500 shares under the controlled equity offering program which provided net proceeds to us of approximately $2.6 million. Cantor received an aggregate of approximately $81,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through September 30, 2004.

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan, primarily to increase the number of shares authorized under our predecessor plan. The plan allows shareholders and non-shareholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the nine-month period ended September 30, 2004, we issued 3,201,711 shares of common stock under the plan, resulting in proceeds to us of approximately $39.3 million.

During the nine months ended September 30, 2004, various officers and employees exercised stock options to purchase approximately 52,000 shares, resulting in proceeds to us of approximately $0.5 million.

As of September 30, 2004, our authorized capital included 20 million shares of $.01 par value preferred stock. The preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

such amounts to certain of our executives pursuant to the terms of their employment agreements. For the quarter ended September 30, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $520,591 in incentive compensation.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of September 30, 2004, the value of the 48,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers.

Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $46.72 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended September 30, 2004, we paid $64,235 in rent to PIA under the sublease which is included in “Other Expenses” on the Statements of Operations.

The future minimum lease commitment is as follows:

Year	2004	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$64,235	$260,800	$268,610	$276,678	$1,350,278	$2,220,601

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholder equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in Other Expenses on the Statement of Operations are fees of $62,254 paid to PIA in connection with this agreement during the three months ended September 30, 2004. During the three months ended September 30, 2003, we paid fees of $51,880 to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of September 30, 2004, Belvedere Trust’s assets comprised 26.5% of our overall assets. Through September 30, 2004, we had made an investment of approximately $76.5 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions to Belvedere Trust for a total commitment of $100 million.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the quarter ended September 30, 2004, Belvedere Trust paid BT Management incentive compensation of $218,326.

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

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.    STOCK OPTION PLAN

At our May 27, 2004 annual stockholder meeting, we adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Stock Option Plan, which amends and restates our 1997 Stock Option and Awards Plan. The Stock Option Plan which authorized the grant of options to purchase, as of September 30, 2004, an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, dividend equivalent rights, and stock appreciation rights. The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. The Stock Option Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.

NOTE 11.    HEDGING INSTRUMENTS

At September 30, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $400 million and an average maturity of 3.8 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. During the three months ended September 30, 2004, the unrealized losses on our swap agreements increased by $7,752,000.

As of September 30, 2004, there were unrealized losses of $726,000 on our swap agreements included in Other Comprehensive Income and on the Consolidated Balance Sheets as fair value of hedge instruments. In addition, during the quarter ended September 30, 2004, we recognized losses of $7,000 on our swap agreements.

During the quarter ended September 30, 2004, we also entered in Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions.

Belvedere Trust recognized a realized gain of $157,000 on Eurodollar futures and a net unrealized loss of $209,000 on Eurodollar futures and loans held for securitization during the three months ended September 30, 2004.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment and Administrative Services Commitment—The Company subleases office space and uses administrative services from PIA, as more fully described in Note 9.

(b) Loan Purchase Commitment—As of September 30, 2004, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $100 million.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.    OTHER EXPENSE

	Schedule of Other Expense
	(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Commitment and loan due diligence fees	$222	$0	$302	$0
Printing and shareholder communications	125	28	229	151
D & O insurance	90	84	270	244
Software and implementation	80	0	182	0
Administrative services fees	69	52	195	140
Rent	69	66	204	187
Fees relating to stock	48	83	181	202
Consulting	36	0	101	0
Other	201	109	604	249

Total of Other Expense	$940	$422	$2,268	$1,173

NOTE 14.    SUBSEQUENT EVENTS

On October 13, 2004, we declared a dividend of $0.27 per share which is payable on November 10, 2004 to our holders of record as of the close of business on October 29, 2004.

On November 5, 2004, we issued 1,000,000 shares of Series A Cumulative Preferred Stock pursuant to our shelf registration with the SEC. The shares have a liquidation value of $25.00 per share and will pay an annual dividend of 8.625%. The net proceeds from the offering were approximately $23.9 million.

On September 10, 2004, the SEC declared effective a shelf registration statement on Form S-3 filed by our wholly-owned indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $2 billion in asset-backed securities. On October 28, 2004, BellaVista Funding Corporation completed the first securitization on this registration statement by issuing approximately $608.1 million of mortgage-backed securities backed by adjustable-rate and hybrid mortgage loans. These mortgage loans were purchased by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of our wholly-owned indirect subsidiaries. Belvedere Trust has previously completed four other securitizations of mortgage loans and, since its formation, has securitized $1.91 billion of mortgage loans.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. However, certain direct and indirect subsidiaries of Belvedere Trust are taxable REIT subsidiaries and, as such, are liable for corporate income tax expenses. As of September 30, 2004, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. As of September 30, 2004, greater than 99% of our 2004 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as

C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of September 30, 2004, Belvedere Trust’s assets comprised 26.5% of our overall assets. Through September 30, 2004, we had made an investment of approximately $76.5 million in Belvedere Trust to capitalize its mortgage operations and our board of directors had authorized additional capital contributions to Belvedere Trust for a total commitment of $100 million

Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Belvedere Trust, through taxable REIT subsidiaries, acquires mortgage loans from various suppliers of mortgage-related assets throughout the United States, including savings and loan associations, banks, mortgage bankers and other mortgage lenders. Belvedere Trust may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Belvedere Trust is in the process of building up a diversified network of loan sellers. Belvedere Trust’s loan sourcing will determine the quality, consistency and volume of loans. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

Results of Operations

Three Months Ended September 30, 2004 Compared to September 30, 2003

For the three months ended September 30, 2004, our net income was $12,166,000, or $0.26 per diluted share, based on an average of 45,925,000 shares outstanding. For the three months ended September 30, 2003, our net income was $10,367,000, or $0.29 per diluted share, based on an average of 35,618,000 shares outstanding.

Net interest income for the three months ended September 30, 2004 totaled $14,792,000, or 34.9% of total interest income, compared to $11,127,000, or 48.9% of total interest income, for the three months ended September 30, 2003. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year.

The increase in net interest income during the three months ended September 30, 2004 compared to the three months ended September 30, 2003 resulted from an increase in our asset base, a decrease in the speed of prepayments and an increase in our cost of borrowings. For the quarter ended September 30, 2004, our mortgage assets were paid down at an approximate average annualized constant prepayment rate, or CPR, of 36% compared to 46% for the quarter ended September 30, 2003. As a result, we amortized our premiums over a longer time period. Repurchase agreements during the quarter ended September 30, 2004 and September 30, 2003 had a weighted average cost of 1.89% and 1.48%, respectively.

For the three months ended September 30, 2004, our operating expenses increased to $2,496,000, or 5.9% of total interest income, from $1,466,000, or 6.4% of total interest income, for the three months ended September 30, 2003. This increase was due primarily to an increase in the provision for credit losses, compensation, professional services and other expenses partially offset by a decrease in incentive fees.

Nine months Ended September 30, 2004 Compared to September 30, 2003

For the nine months ended September 30, 2004, our net income was $42,229,000, or $0.94 per diluted share, based on an average of 44,955,000 shares outstanding. For the nine months ended September 30, 2003, our net income was $35,761,000, or $1.17 per diluted share, based on an average of 30,591,000 shares outstanding.

Net interest income for the nine months ended September 30, 2004 totaled $48,656,000 or 44.0% of total interest income, compared to $37,811,000, or 53.7% of total interest income, for the nine months ended September 30, 2003. Net interest income is comprised of the interest income earned on mortgage investments, net of premium amortization, less interest expense from borrowings and does not include realized capital gains or losses. As a result of investing the proceeds of our common stock offerings, our assets and borrowings have increased significantly during the past year. This has resulted in a large increase in our income and interest expense compared to last year.

For the nine months ended September 30, 2004, our operating expenses increased, in absolute terms, to $6,703,000, or 6.1% of total interest income, from $5,547,000, or 7.9% of total interest income, for the nine months ended September 30, 2003. This increase was due primarily to an increase in the provision for credit losses, compensation, professional services and other expenses partially offset by a decrease in incentive fees.

Financial Condition

At September 30, 2004, we held agency mortgage assets whose amortized cost was approximately $4.38 billion, consisting primarily of $4.14 billion of adjustable-rate mortgage-backed securities, $20 million of floating rate CMOs and $218 million of fixed-rate mortgage-backed securities. This amount represents an approximate 3% increase from the $4.25 billion held at December 31, 2003. Of the adjustable-rate agency mortgage-backed securities owned by us, 34% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 66% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at September 30, 2004 and December 31, 2003, classified by type of issuer (dollar amounts in thousands):

	At September 30, 2004		At December 31, 2003
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,240,307	74.1%	$2,984,941	70.3%
Freddie Mac (FHLMC)	988,344	22.6%	1,059,517	25.0%
Ginnie Mae (GNMA)	144,277	3.3%	201,395	4.7%

Total agency mortgage-backed securities	$4,372,928	100.0%	$4,245,853	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at September 30, 2004 and December 31, 2003, by type of interest rate index (dollar amounts in thousands):

	At September 30, 2004		At December 31, 2003
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$20,281	0.5%	$30,184	0.7%
Six-month LIBOR	22,925	0.5%	17,131	0.4%
One-year LIBOR	1,880,446	43.0%	1,439,064	33.9%
Six-month Certificate of Deposit	6,670	0.2%	8,831	0.2%
Six-month Constant Maturity Treasury	1,680	0%	1,874	0%
One-year Constant Maturity Treasury	2,141,080	49.0%	2,241,179	52.8%
Cost of Funds Index	86,851	2.0%	105,854	2.5%
Fixed-Rate	212,995	4.8%	401,736	9.5%

Total agency mortgage-backed securities	$4,372,928	100.0%	$4,245,853	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid ARMs, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total portfolio had a weighted average coupon of 4.21% as of September 30, 2004. The average coupon of the adjustable-rate securities was 4.08%, the hybrid average coupon was 4.28%, the CMO floaters average coupon was 2.52% and the average coupon of the fixed-rate securities was 5.12%.

At September 30, 2004, the unamortized net premium paid for our mortgage-backed securities was $113 million.

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

As of September 30, 2004, the average amortized cost of our agency mortgage-related assets was 102.64%, the average amortized cost of the adjustable-rate securities was 102.63% and the average amortized cost of the fixed-rate securities was 102.87%. Relative to our agency MBS portfolio, as of September 30, 2004, the average interest rate on outstanding repurchase agreements was 1.81% and the average days to maturity was 192 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.98% and the average days to maturity was 328 days.

Residential Real Estate Loans

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their cost.

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$517,611	$983,827	$1,501,438
Unamortized premium and expenses	9,540	6,833	16,373

Carrying value	$527,151	$990,660	$1,517,811

As of September 30, 2004, residential real estate loans consisted of the following:

				September 30, 2004 (in thousands)
Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2034	$169,270	$—	$—

First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2034	$6,656	$—	$—

First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033-2034	$344,038	$3,957	$521

First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033-2034	$746,269	$14,861	$—

First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033-2034	$216,477	$1,256	$—

First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034	$18,728	$—	$—

				$1,501,438	$20,074	$521

The weighted average coupon on whole loans which we have securitized was 4.35% at quarter end.

Geographic Concentration	September 30, 2004
Southern California	32%
Northern California	22%
Virginia	5%
Illinois	4%
Michigan	4%
Florida	3%
Washington	3%
Nevada	3%
Colorado	2%
Other States (none greater than 2%)	22%

Total:	100%

Fair values were estimated using pricing models employed in pricing the loans for acquisition and updated for interest rates as of September 30, 2004.

Our residential real estate loan portfolio of $1,518 million as of September 30, 2004 includes $527 million of loans pending securitization and $991 million in loans which have been securitized. The securitized residential real estate loans serve as collateral for $705 million of mortgage-backed securities issued and $245 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $991 million of residential real estate loans which have been securitized are consolidated on our balance sheet, the special purpose entities that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these special purpose entities (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust, and such mortgage loans are not assets of Anworth or of Belvedere Trust. Only our interest in the securities issued by the special purpose entities are assets of Anworth and Belvedere Trust.

At September 30, 2004, Belvedere Trust owned approximately $527 million in loans held for securitization. This figure includes the face amount of the mortgages, as well as accrued interest and premium or discount. The loans consist of adjustable-rate single-family residential mortgages and hybrid single-family mortgages with initial fixed-rate periods of three to ten years.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FAS 133 and FAS 138, with an aggregate notional amount of $400 million and a maturity of 3.8 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2004, there were unrealized losses of $726,000 on our swap agreements.

During the quarter ended September 30, 2004, we also entered into Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. In accordance with FAS 133, we account for the change in value of the mortgage loan cash flows, the commitments to purchase loans and the change in value of the hedge instruments. The difference between these changes in value is included in income during the current period. For the nine months ended September 30, 2004, there were recognized gains of $277,000 on Eurodollar futures contracts, including a $52,000 loss recognized during the quarter ended September 30, 2004.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, which totaled $4.25 billion at September 30, 2004. Our other significant source of funds for the three months ended September 30, 2004 consisted of payments of principal from our mortgage securities portfolio in the amount of $455 million and $47 million from our residential real estate loans.

Relative to our agency MBS portfolio, as of September 30, 2004, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of September 30, 2004, almost all of the repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to thirty-six months. They also had one agreement that reprices monthly with a cap. On September 30, 2004, we had borrowing arrangements with 20 different financial institutions and had borrowed funds under repurchase agreements with 13 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the quarter ended September 30, 2004.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

On April 21, 2004, we entered into a sales agreement with Cantor Fitzgerald & Co. to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor will act as sales agent. Sales of the shares will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our shareholders. Through September 30, 2004, we sold 238,500 shares under the controlled equity offering program which provided net proceeds to us of approximately $2.6 million. The sales agent received an aggregate of approximately $81,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through September 30, 2004.

During the nine months ended September 30, 2004, we had raised approximately $39.3 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

As of September 30, 2004, we have entered into commitments to purchase mortgage loans in the amount of $100 million.

Belvedere Trust has entered into whole loan financing facilities which provide for up to $600 million in financing secured by single family mortgage loans. At September 30, 2004, Belvedere Trust has borrowed $501 million under the facilities, secured by mortgage loans held for securitization with a face value of $518 million.

Off-Balance Sheet and Contractual Arrangements

Management has addressed the issues of off-balance sheet contractual obligations and has determined that all such obligations are reflected on the financial statements. In addition, management has also determined that all repurchase agreements and employment obligations under contract and lease commitments are also fully disclosed on the financial statements (refer to Note 9).

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our equity base at September 30, 2004 was $496 million, or $10.73 per share, which includes the $0.27 per share dividend declared on October 13, 2004.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under Accumulated Other Comprehensive Income, Unrealized Gain (Loss) on Available-for-Sale Securities.

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. Accumulative Other Comprehensive Income, Unrealized Loss on Available-for-Sale Agency Securities was $34.653 million or 0.80% of the amortized cost of agency mortgage-backed securities at September 30, 2004. This, along with Accumulative Other Comprehensive Loss, Derivatives, of $726,000, and Accumulative Other Comprehensive Loss, Other MBS, of $1.001 million, constitute the total Accumulative Other Comprehensive Loss of $36.38 million.

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

Our accounting policies are described in Note 1 to our financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for estimated prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

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

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF applies to all debt and equity securities currently accounted for under FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”. EITF 03-1 requires an evaluation of whether impairment is other than temporary. An impairment loss is equal to the difference between the investment’s cost and fair value. An impairment is considered other than temporary if the investor does not have the ability and intent to hold for a reasonable period of time sufficient for recovery of fair value and if it is probable that the investor will be unable to collect all contractual amounts due or if the impairment is considered a minor impairment (5% or less of value). For ordinary debt securities with no credit problems where the decrease in fair value is caused solely by rising interest rates, an impairment is deemed other than temporary unless the investor has the ability and intent to hold for a reasonable period of time sufficient for recovery of fair value or if it is considered a minor impairment. The Company has reviewed its securities portfolio and does not consider those securities that have been in a continuous loss position for 12 months or more to be other than temporarily impaired due to the fact that they are government-sponsored agency securities with limited credit risk and the Company has the ability and intent to hold these securities until a forecasted recovery, which may mean until maturity.

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

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary and may be liable for corporate income tax expenses.

Subsequent Events

On October 13, 2004, we declared a dividend of $0.27 per share which is payable on November 10, 2004 to our holders of record as of the close of business on October 29, 2004.

On November 5, 2004, we issued 1,000,000 shares of Series A Cumulative Preferred Stock pursuant to our shelf registration with the SEC. The shares have a liquidation value of $25.00 per share and will pay an annual dividend of 8.625%. The net proceeds from the offering were approximately $23.9 million.

On September 10, 2004, the SEC declared effective a shelf registration statement on Form S-3 filed by our wholly-owned indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $2 billion in asset-backed securities. On October 28, 2004, BellaVista Funding Corporation completed the first securitization on this registration statement by issuing approximately $608.1 million of mortgage-backed securities backed by adjustable rate and hybrid mortgage loans. These mortgage loans were purchase by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of our wholly-owned indirect subsidiaries. Belvedere Trust has previously completed four other securitizations of mortgage loans and, since its formation, has securitized $1.91 billion of mortgage loans.

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

General Risks Related to Our Business

Our leveraging strategy increases the risks of our operations.

We generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-backed assets, generally under repurchase agreements. A decline in the market value of the mortgage-backed assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-related assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a loan could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

These officers and employees are involved in investing both our assets and approximately $4.5 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Our hedging strategies may not be successful in mitigating our risks associated with interest rates.

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use interest rate swap agreements to manage the interest rate risk of our portfolio of mortgage-backed securities and Euro Dollar Futures contracts to manage the interest rate risk associated with holding loans in our warehouse facility before securitization; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

We have not extensively used derivatives to mitigate our interest rate and prepayment risks and this leaves us exposed to certain risks.

Although our policies permit us to enter into interest rate swaps, caps and floors and other derivative transactions to help us reduce our interest rate and prepayment risks described above, we have made limited use of these types of instruments as discussed under “Hedging” above and in the preceding risk factor. This strategy saves us the additional costs of such hedging transactions, but it leaves us exposed to the types of risks that such hedging transactions would be designed to reduce. If we decide to enter into additional derivative transactions in the future, these transactions may mitigate our interest rate and prepayment risks but cannot eliminate these risks. Additionally, derivative transactions could have a negative impact on our earnings.

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

Risk Related Primarily to Anworth’s Business

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, on September 30, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 192 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 328 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. On September 30, 2004, substantially all of our mortgage-backed securities were acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. On September 30, 2004, 5% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. On September 30, 2004, approximately 95% of our agency mortgage-backed securities were adjustable-rate securities.

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

Risk Related Primarily to Belvedere Trust’s Business

We have only limited experience in the business of acquiring and securitizing whole mortgage loans and we may not be successful.

Belvedere Trust was formed as our subsidiary in 2003 to engage in the business of acquiring and securitizing whole mortgage loans. Although we hired a management team that we believe has appropriate experience managing the acquisition and securitization of whole loans, we had not previously engaged in this particular business and we may not be successful. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgages we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage. Incorrect management of these risks may take years to become apparent. Our failure to manage these and other risks could have a material adverse effect on our business and results of operations.

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

We have invested $76.5 million in Belvedere Trust to capitalize its mortgage operations and our board of directors has authorized additional capital contributions to Belvedere Trust for a total commitment of $100 million. If Belvedere Trust fully invests all of the proceeds of our investments in it prior to the point at which

Belvedere Trust can access external sources of capital, if it ever can, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain its solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

Representations and warranties made by Belvedere Trust in loan sales and securitizations may subject it to liability.

In connection with securitizations, Belvedere Trust transfers mortgages acquired by it into a trust in exchange for cash. The trustee in the securitizations has recourse to Belvedere Trust with respect to the breach of the standard representations and warranties regarding the loans made by it at the time such mortgages are transferred. While Belvedere Trust generally has recourse to its loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. Belvedere Trust attempts to generally limit the potential remedies of the trustee to the potential remedies it receives from the originators from whom it acquired the mortgages. However, in some cases, the remedies available to the trustee may be broader than those available to Belvedere Trust against the originators of the mortgages and should the trustee enforce its remedies against Belvedere Trust, it may not always be able to enforce whatever remedies it has against its originators. Furthermore, if Belvedere Trust discovers, prior to the securitization of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then Belvedere Trust may not be able to sell the mortgage or may have to sell the mortgage at a discount.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease Belvedere Trust’s net income.

Mortgage prepayments generally increase on Belvedere Trust’s adjustable-rate mortgages when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If Belvedere Trust acquires mortgages at a premium and they are subsequently repaid, it must expense the unamortized premium at the time of the prepayment. Also, if prepayments on mortgages increase when interest rates are declining, Belvedere Trust’s net interest income may decrease if it cannot reinvest the prepayments in mortgage assets bearing comparable rates.

Belvedere Trust’s business may be significantly harmed by a slowdown in the economy of California.

As of September 30, 2004, approximately 54% of the residential real estate loans that Belvedere Trust owns or credit enhances are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on real estate loans in Belvedere Trust’s residential loan portfolios. This could adversely affect its credit loss experience and other aspects of its business, including its ability to securitize real estate loans.

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

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2004. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT after it makes a REIT election would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

We conduct a portion of our business through taxable REIT subsidiaries, which could have adverse tax consequences.

We conduct a portion of our business, including securitizations, through taxable REIT subsidiaries, such as Belvedere Trust Finance Corporation. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from, and investments in, our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we attempt to ensure that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arms’-length in nature.

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

We have not established a minimum dividend payment level for our common stockholders and there are no assurances of our ability to pay dividends to them in the future.

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be adversely affected by the risk factors described in this quarterly report on Form 10-Q. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

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

As of September 30, 2004, our agency mortgage-backed securities and borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-Rate Investments	$212,995	4.8%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	148,651	3.4%	1,698,482	42.9%
Greater than 3 months and less than 1 year	1,270,307	29.1%	1,611,560	40.8%
Greater than 1 year and less than 2 years	971,302	22.2%	645,910	16.3%
Greater than 2 years and less than 3 years	1,003,629	23.0%	—	—
Greater than 3 years and less than 5 years	766,044	17.5%	—	—

Total	$4,372,928	100.0%	$3,955,952	100.0%

Market Value Risk

Substantially all of our mortgage-backed securities and equity securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of Accumulated Other Comprehensive Income that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at September 30, 2004, our adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 192 days. After adjusting for interest rate swap transactions, the average maturity was 328 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At September 30, 2004, we had unrestricted cash of $4,392,000 available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-backed securities. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-backed securities purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flows and results of operations could be harmed.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Net Assets (excluding Belvedere Trust’s operations) as more fully discussed below based on investments in place on September 30, 2004, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements. Changes in Net Assets equals the change in value of our assets that Anworth carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. Anworth acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Anworth generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
-2.0%	-91%	0.5%
-1.0%	-44%	0.6%
0%	—	—
1.0%	-16%	-1.8%
2.0%	-36%	-4.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 97.4% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at September 30, 2004. Actual results could differ significantly from those estimated in the table.

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual projected net income and Net Assets as more fully discussed below based on investments in place on September 30, 2004, and includes all of Belvedere Trust’s retained interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements and Eurodollar futures contracts. Changes in Net Assets equals the change in value of our assets that Belvedere Trust carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
-2.0%	-28%	0.6%
-1.0%	-30%	0.0%
0%	—	—
1.0%	2%	-1.2%
2.0%	-11%	-3.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 70.0% increase in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at September 30, 2004. Actual results could differ significantly from those estimated in the table.

General

Many assumptions are made to present the information in the above tables, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for Anworth and Belvedere Trust. The tables quantify the potential changes in Net Income and Net Assets value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest-rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

(b) There has been no change in our internal controls over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We did acquire a portfolio accounting system from Princeton Financial Systems.

Part II. OTHER INFORMATION

Item 1.    Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(a) None

(b) None

(c) None

(d) None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

On October 13, 2004, we declared a dividend of $0.27 per share which is payable on November 10, 2004 to our holders of record as of the close of business on October 29, 2004.

On November 5, 2005, we issued 1,000,000 shares of Series A Cumulative Preferred Stock pursuant to our shelf registration with the SEC. The shares have a liquidation value of $25.00 per share and will pay an annual dividend of 8.625%. The net proceeds from the offering were approximately $23.9 million.

On September 10, 2004, the SEC declared effective a shelf registration statement on Form S-3 filed by our wholly-owned indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $2 billion in asset-backed securities. On October 28, 2004, BellaVista Funding Corporation completed the first securitization on this registration statement by issuing approximately $608.1 million of mortgage-backed securities backed by adjustable rate and hybrid mortgage loans. These mortgage loans were purchase by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of our wholly-owned indirect subsidiaries. Belvedere Trust has previously completed four other securitizations of mortgage loans and, since its formation, has securitized $1.91 billion of mortgage loans.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits.    The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description
3.1	(1)	Amended Articles of Incorporation
3.2	(2)	Articles of Amendment
3.2	(3)	Articles Supplementary
3.3	(1)	Bylaws
4.1	(1)	Specimen Common Stock certificate
4.2	(4)	Specimen Preferred Stock certificate
10.1	(3)	2004 Equity Compensation Plan
10.2	(5)	2003 Dividend Reinvestment and Stock Purchase Plan
10.3	(6)	2002 Incentive Compensation Plan
10.4	(6)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager
10.5	(7)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.6	(7)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.7	(7)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.8	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.9	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.10	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.11	(13)	Second Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Lloyd McAdams
10.12	(7)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams
10.13	(13)	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams
10.14	(7)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.
10.15	(8)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.
10.16	(9)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.
10.17	(10)	Deferred Compensation Plan
10.18	(11)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003
10.19	(11)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation
10.20	(11)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund
10.21	(11)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson
10.22	(12)	Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.

Exhibit Number	Description
31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004.
(3)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.
(4)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(5)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(6)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(10)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004.

(b) Reports on Form 8-K.    We filed the following current reports on Form 8-K during the quarter ended September 30, 2004:

•	On July 7, 2004, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release announcing our dividend for the quarter ended June 30, 2004.

•	On July 27, 2004, we furnished, but did not file, a Current Report on Form 8-K to announce the issuance of our press release announcing our financial results for the quarter ended June 30, 2004.

•	On August 23, 2004, we furnished, but did not file, a Current Report on Form 8-K to provide a copy of a statement by Lloyd McAdams which was read on a conference call on August 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer
(authorized officer of registrant)

Dated:    November 9, 2004

/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)

Dated:    November 9, 2004

INDEX TO EXHIBITS

Exhibit Number		Description
3.1	(1)	Amended Articles of Incorporation
3.2	(2)	Articles of Amendment
3.2	(3)	Articles Supplementary
3.3	(1)	Bylaws
4.1	(1)	Specimen Common Stock certificate
4.2	(4)	Specimen Preferred Stock certificate
10.1	(3)	2004 Equity Compensation Plan
10.2	(5)	2003 Dividend Reinvestment and Stock Purchase Plan
10.3	(6)	2002 Incentive Compensation Plan
10.4	(6)	Agreement and Plan of Merger dated April 18, 2002, among Anworth Mortgage Asset Corporation (“Anworth”), Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager
10.5	(7)	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams
10.6	(7)	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines
10.7	(7)	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams
10.8	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams
10.9	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines
10.10	(7)	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams
10.11	(13)	Second Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Lloyd McAdams
10.12	(7)	Second Addendum to Employment Agreement dated as of June 13, 2002, between Anworth and Joseph E. McAdams
10.13	(13)	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams
10.14	(7)	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc.
10.15	(8)	Amendment to Sublease dated July 8, 2003, between Anworth and Pacific Income Advisers, Inc.
10.16	(9)	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc.
10.17	(10)	Deferred Compensation Plan
10.18	(11)	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003
10.19	(11)	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation
10.20	(11)	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund
10.21	(11)	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson
10.22	(12)	Sales Agreement dated April 21, 2004, between Anworth and Cantor Fitzgerald & Co.
31.1		Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2		Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

Exhibit Number	Description
32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended (the “Act”), on March 12, 1998.
(2)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004.
(3)	Incorporated by referenced from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004.
(4)	Incorporated by reference from our Registration Statement on form S-3, Registration No. 333-85036, which became effective under the Act on June 13, 2002.
(5)	Incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004.
(6)	Incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002.
(7)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002.
(8)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003.
(9)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002.
(10)	Incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003.
(11)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003.
(12)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, as filed with the Securities and Exchange Commission on May 10, 2004.
(13)	Incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004.