Form 10-K
period 2004-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2005-03-16
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

PREFERRED STOCK, $0.01 PAR VALUE

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 30, 2004, was approximately $526,764,665 (All officers and directors of the registrant are considered affiliates).

At March 14, 2005 the registrant had 1,610,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 47,160,111 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the Registrant’s proxy statement for its 2005 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2004

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

As used in this Form 10-K, “company,” “we,” “us,” “our,” “Anworth” and “Anworth Mortgage” refer to Anworth Mortgage Asset Corporation.

PART I

Item 1.     BUSINESS

Overview

We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities and residential mortgage loans that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or its sponsored enterprises or agencies such as Fannie Mae (FNM), Freddie Mac (FHLMC) or Ginnie Mae (GNMA). We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. From the time of our inception through June 13, 2002, we were externally managed pursuant to a management agreement with Anworth Mortgage Advisory Corporation, or the manager. As an externally managed company, we had no employees of our own and relied on the manager to conduct our business and operations. On June 13, 2002, the manager merged with and into our company. As a result of the merger, we are an internally managed company.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgages. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of the mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations. As of December 31, 2004, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by Anworth and 50% by the executive officers of Belvedere Trust. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

At December 31, 2004, we had total assets of $7.3 billion. Our portfolio consisted of $4.6 billion of agency mortgage-backed securities allocated as follows: 31% agency adjustable-rate mortgage-backed securities, 64% agency hybrid adjustable-rate mortgage-backed securities, 4% agency fixed-rate mortgage-backed securities and 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at December 31, 2004 were approximately $63 million, mostly retained from our first whole loan securitization. Mortgage loans held for securitization at December 31, 2004 were $578 million and securitized mortgage loans were $2.05 billion. As of December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets, or approximately $2.7 billion in mortgage-related assets. Our total equity at December 31, 2004 was $507 million. Common stockholders’ equity was approximately $480 million, or $10.31 per share. For the year ended December 31, 2004, we reported net income of $55.8 million, or $1.22 per diluted share available to common stockholders.

We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code (“the tax code”). As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders. Certain direct and indirect subsidiaries of Belvedere Trust are taxable REIT subsidiaries and, as such, are liable for corporate income tax expenses.

Our Strategy

Investment Strategy

Our strategy is to invest primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities that we acquire in the secondary market and, through our investment in our subsidiary, Belvedere Trust, we invest in primarily high quality jumbo residential real estate mortgage loans. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the anticipated returns from the investment, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate. Through Belvedere Trust, we also acquire mortgage loans with a focus on high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgages. Mortgage loans may be purchased from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities which hold mortgage loans originated by others.

Financing Strategy

We finance the acquisition of mortgage-related assets with short-term borrowings and, to a lesser extent, equity capital. The amount of short-term borrowings we employ depends on, among other factors, the amount of our equity capital. We use leverage to attempt to increase potential returns to our stockholders. Pursuant to our capital and leverage policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

We usually borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to limit our liquidity and interest rate-related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders. In addition, we enter into repurchase agreements with major lending institutions we believe are financially sound and are approved by our board of directors.

We finance our acquisition of residential real estate mortgage loans using long-term debt (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the long-term debt are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR (London

Interbank Offered Rate). The maturities on the long-term debt are also based upon the maturities of the underlying mortgages. In addition, we enter into whole loan warehouse financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan warehouse financing facilities are short-term borrowings that are secured by the loans.

Growth Strategy

In addition to the strategies described above, we intend to pursue other strategies to further grow our earnings and our dividends per share which may include the following:

•	increasing the size of our consolidated balance sheets at a rate faster than the rate of increase in our operating expenses;

•	issuing new preferred stock and common stock when market opportunities exist to profitably increase the size of our consolidated balance sheets through the use of leverage; and

•	lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders rather than using financial intermediaries, and possibly using commercial paper, medium-term note programs, preferred stock and other forms of capital.

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

•	our Asset Acquisition Policy;

•	our Capital and Leverage Policy;

•	our Credit Risk Management Policy; and

•	our Asset/Liability Management Policy.

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•	Category I—At least 60% of our total assets will generally be adjustable- or fixed-rate mortgage securities and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization, or if not rated, will be obligations guaranteed by the United States government or its agencies, Fannie Mae or Freddie Mac. Also included in Category I are the portion of real estate mortgage loans that have been deposited into a trust and have received a rating within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

•	Category II—At least 90% of our total assets will generally consist of Category I investments plus unsecuritized mortgage loans, mortgage securities rated at least investment grade by at least one nationally recognized statistical rating organization, or shares of other REITs or mortgage-related companies and the portion of real estate mortgage loans that have been deposited into a trust and have received an investment grade rating by at least one nationally recognized statistical rating organization.

•	Category III—No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities.

Under our Category III investment criteria, we may acquire other types of mortgage derivative securities including, but not limited to, interest-only, principal-only or other mortgage-backed securities that receive a disproportionate share of interest income or principal.

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade agency mortgage-backed securities, we generally borrow between eight to twelve times the amount of our equity allocated to these investments. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with major lending institutions which we believe are financially sound and are approved by our board of directors.

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

Belvedere Trust principally employs securitization to finance its ownership of real estate mortgage loans.

Credit Risk Management Policy

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We may reduce certain risks from sellers and servicers through representations and warranties. Our board of directors monitors the overall portfolio risk and determines appropriate levels of provision for losses.

Compliance with our Credit Risk Management Policy guidelines is determined at the time of purchase of mortgage assets based upon the most recent valuation utilized by us. Such compliance is not affected by events subsequent to such purchase including, without limitation, changes in characterization, value or rating of any specific mortgage assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us.

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

Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio. To the extent consistent with our election to qualify as a REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income, or hold hedges having excess value in relation to mortgage-related assets, which could result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the tax code. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

Prepayment Risk Management.    We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount. We invest in mortgage-related assets that, on a portfolio basis, do not have significant purchase price premiums. Under normal market conditions, we seek to maintain the aggregate capitalized purchase premium of the portfolio at 3% or less. In addition, we can purchase principal-only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net consolidated balance sheets market value.

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

Our Investments

Mortgage-Backed Securities

Pass-Through Certificates.    We principally invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect, “passing through” monthly payments made by the individual borrowers on the mortgage loans which underlie the securities, net of fees paid to the issuer or guarantor of the securities. Early repayment of principal on some mortgage-backed securities, arising from prepayments of principal due to sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred, may expose us to a lower rate of return upon reinvestment of principal. This is generally referred to as “prepayment risk”. Additionally, if a security subject to prepayment has been purchased at a premium, the unamortized value of the premium would be lost in the event of prepayment.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. Mortgage-backed securities created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers.

Collateralized Mortgage Obligations.    Collateralized mortgage obligations, or CMOs, are mortgage-backed securities. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes, with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be United States government securities.

Other Mortgage-Backed Securities

Mortgage Derivative Securities.    We may acquire mortgage derivative securities in an amount not to exceed 10% of our total assets. Mortgage derivative securities provide for the holder to receive interest-only, principal-only or interest and principal in amounts that are disproportionate to those payable on the underlying mortgage loans. Payments on mortgage derivative securities are highly sensitive to the rate of prepayments on the underlying mortgage loans. In the event of faster or slower than anticipated prepayments on these mortgage loans, the rates of return on interests in mortgage derivative securities, representing the right to receive interest-only or a disproportionately large amount of interest or interest-only derivatives, would be likely to decline or increase, respectively. Conversely, the rates of return on mortgage derivative securities, representing the right to receive principal-only or a disproportionate amount of principal or principal-only derivatives, would be likely to increase or decrease in the event of faster or slower prepayments, respectively.

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

Other Mortgage-Related Assets

Mortgage Loans.    We also acquire and accumulate mortgage loans through Belvedere Trust as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. We anticipate that any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I assets, will not constitute more than 40% of our total mortgage-related assets at any time. Mortgage loans are acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or to secondary market standards for “A” quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

Mortgage loans are purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

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

Belvedere Trust Mortgage Corporation

Belvedere Trust’s Business.    Belvedere Trust is in the business of acquiring, owning and securitizing residential real estate loans, with a focus on high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgages. Belvedere Trust, through taxable REIT subsidiaries, acquires mortgage loans from various originators and suppliers of mortgage-related assets throughout the United States, including savings and loan associations, banks, and mortgage bankers. Belvedere Trust has built relationships with and continues to expand upon a diversified network of mortgage loan originators. Belvedere Trust’s loan sourcing efforts determine the quality, consistency and volume of loans that it purchases. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

Our Strategy for Belvedere Trust

Operating Strategy.    Our operating strategies for Belvedere Trust include:

•	targeting mortgages from high credit-quality niche segment of the first-lien jumbo, adjustable-rate and hybrid mortgage markets, and second-lien mortgage markets, where superior risk-adjusted returns may be available;

•	continuing to develop comprehensive mortgage investment tools and discipline to support our asset acquisition, portfolio management and risk management activities; and

•	further developing the infrastructure to implement our business plan and obtaining the scaling benefits of managing a large portfolio of whole loan assets.

We believe our strategy for Belvedere Trust currently provides it with certain competitive advantages, including:

•	by not originating or servicing mortgages itself, Belvedere Trust limits its fixed expenses and reduces overhead costs;

•	Belvedere Trust has agreements in place with a number of mortgage originators which we believe provide Belvedere Trust with stable product sourcing while simultaneously allowing us to maintain consistent quality controls;

•	Belvedere Trust securitizes large pools of mortgages and, out of the larger pools of collateral, retains securities which have features that specifically benefit our investment strategy; and

•	Belvedere Trust has included in its portfolio to date primarily securities from its own securitizations. We believe that the ability to select the mortgages that constitute collateral for the securitizations promotes a consistent quality profile and provides Belvedere Trust with greater certainty regarding expected performance.

Financing Strategy.    Belvedere Trust leverages its capital allocated to whole-loan investment by borrowing funds through short-term and long-term secured debt facilities. Our goal for Belvedere Trust is to use leverage prudently, as dictated by our integrated risk management strategy, to enhance spread income and returns to stockholders. The cornerstone of our long-term whole loan finance strategy is securitization of our whole loans. Securitization materially limits liquidity risks and potentially maximizes risk-adjusted returns on capital.

To facilitate the financing of some of the mortgage-related assets which Belvedere Trust owns, they had in place, at December 31, 2004, a variety of short-term borrowing arrangements, including repurchase agreements with five dealers. At December 31, 2004, we also had three whole loan credit facilities with credit limits totaling $850 million. When we purchase whole loans, we typically fund them through one of these warehouse facilities. We have implemented a program to hedge select warehouse loans with Eurodollar futures contracts until they have been priced as securities. The whole loans are kept in the warehouse facility where they earn a spread until they are securitized.

Securitization Activities

Belvedere Trust is a qualified REIT subsidiary, but structures securitization transactions primarily through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporation taxation) which in turn establish special purpose entities, or SPE, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. The principal business activity involves issuing various series of long-term debt (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral.

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

Belvedere Trust sells a portion of the mortgage-backed securities to third parties in the secondary market, while retaining the balance. The mortgage-backed securities retained by Belvedere Trust are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust has, to date, retained the majority of the subordinate securities and certain of the senior securities from its securitizations. From its formation through December 31, 2004, Belvedere Trust had securitized a total of $2.4 billion of mortgage loans. Through December 31, 2004, mortgage-backed securities with an initial balance of approximately $1.8 billion had been sold to third parties. The balance, $635 million of original principal, was retained by a qualified REIT subsidiary of Belvedere Trust. Some of the securities retained by Belvedere Trust have been financed with short-term borrowings.

On September 10, 2004, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $2 billion in asset-backed securities. On October 28, 2004, BellaVista Funding Corporation completed the first securitization on this registration statement by issuing approximately $608.1 million of mortgage-backed securities backed by adjustable-rate and hybrid mortgage loans. On December 17, 2004, BellaVista Funding Corporation completed the second securitization by issuing approximately $492 million of mortgage-backed securities backed by adjustable-rate mortgage loans. These mortgage loans were purchased by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of Belvedere Trust’s wholly-owned subsidiaries.

During the three months ended March 31, 2004, Belvedere Trust transferred approximately $253.0 million of residential mortgage loans to a securitization trust, which was a qualified SPE, pursuant to a pooling and third party servicing agreement. During the three months ended June 30, 2004, Belvedere Trust transferred approximately $659.0 million of residential mortgage loans in two separate transactions to securitization trusts, which were non-qualified SPEs, pursuant to pooling and third party servicing agreements. During the three months ended September 30, 2004, Belvedere Trust transferred approximately $391.0 million of residential mortgage loans to a securitization trust, which was a non-qualified SPE, pursuant to a pooling and third party servicing agreement. During the three months ended December 31, 2004, Belvedere Trust transferred approximately $1.1 billion of residential mortgage loans in two separate transactions to securitization trusts, which were non-qualified SPEs, pursuant to pooling and third party servicing agreements.

Management Agreement

Belvedere Trust has entered into a management agreement with BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by Anworth and 50% by the executive officers of Belvedere Trust. Pursuant to the management agreement, BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300.0 million of average net invested assets, plus 0.85% of the portion above $300.0 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter, subject to offset for accrued negative incentive compensation. For the year ended December 31, 2004, Belvedere Trust paid BT Management incentive compensation of $714,000.

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

Employees

As of December 31, 2004, Anworth had eleven employees, seven of whom were part-time, and Belvedere Trust had six full-time employees.

Company Information

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

Information on our Company Website

Our website address is www.anworth.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available free of charge on our website as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission. In addition, we post the following information on our website:

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934;

•	our corporate governance guidelines;

•	charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee;

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

In reading the federal income tax disclosure below, it should be noted that although Anworth is combined with all of its wholly-owned subsidiaries for financial accounting and reporting purposes, for federal income tax purposes, only Anworth and its wholly-owned subsidiaries, Belvedere Trust Mortgage Corporation, BT Management Holding Corporation, Belvedere Trust Secured Assets Corporation and BellaVista Finance Corporation, constitute the REIT. Anworth’s remaining wholly-owned subsidiaries, Belvedere Trust Finance Corporation, BT Residential Funding Corporation and BellaVista Funding Corporation, constitute a separate consolidated group subject to regular income taxes.

We urge you to consult with your own tax advisor regarding the specific consequences to you of the acquisition, ownership and disposition of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such acquisition, ownership, disposition and election and the potential changes in applicable tax laws.

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

To the extent that distributions exceed current and accumulated earnings and profits, they will constitute a return of capital, rather than dividend or capital gain income, and will reduce the basis for the stockholder’s stock with respect to which the distributions are paid or, to the extent that they exceed such basis, will be taxed in the same manner as gain from the sale of that stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our preferred stock and then to our common stock. Therefore, depending on our earnings and profits, distributions with respect to our 8.625% Series A Cumulative Preferred Stock, or our Series A Preferred Stock, (as compared to distributions with respect to our common stock) are more likely to be treated as dividends than as return of capital or a distribution in excess of basis.

As a result of recent changes in the tax law, dividends paid by regular C corporations to stockholders other than corporations now are generally taxed at the rate applicable to long-term capital gains, which is a maximum of 15%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our Series A Preferred Stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances that we do not contemplate.

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

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below, but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

•	the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 95% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by a fraction intended to reflect our profitability.

In the event of more than de minimis failure of any of the asset tests occurs in a taxable year after 2004, as long as the failure was due to reasonable cause and not to willful neglect and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy any of the asset tests.

In the event of a failure to satisfy one or more requirements for REIT qualification occurring in a taxable year after 2004, other than the gross income tests and the asset tests, as long as such failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50,000 for each such failure.

We will be required to pay a nondeductible 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

•	85% of our real estate investment trust ordinary income for the year;

•	95% of our real estate investment trust capital gain net income for the year; and

•	any undistributed taxable income from prior periods.

This distribution requirement is in addition to, and different from, the distribution requirements discussed below in the section entitled “Annual Distribution Requirements.”

We may elect to retain and pay income tax on our net long term capital gain. In that case, a United States stockholder would be taxed on its proportionate share of our undistributed long term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund of its proportionate share of the tax we paid.

If we own a residual interest in a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

•	the United States;

•	any state or political subdivision of the United States;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

•	any other tax-exempt organization, other than a farmers’ cooperative described in Section 521 of the Internal Revenue Code, that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Internal Revenue Code; and

•	any rural electrical or telephone cooperative.

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the tax code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

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

We will be subject to a 100% excise tax if our dealings with any taxable REIT subsidiaries (defined below) are not at arm’s length.

In addition, not withstanding our REIT status, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner as they are treated for federal income tax purposes.

Requirements for Qualification as a REIT

The tax code defines a REIT as a corporation, trust or association:

•	that is managed by one or more trustees or directors;

•	that issues transferable shares or transferable certificates to evidence beneficial ownership;

•	that would be taxable as a domestic corporation but for tax code Sections 856 through 859;

•	that is not a financial institution or an insurance company within the meaning of the tax code;

•	that is beneficially owned by 100 or more persons;

•	that not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year;

•	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions; and

•	that elects to be a REIT or has made such election for a previous taxable year, and satisfies all relevant filing and other administrative requirements established by the IRS that must be met to elect and retain REIT status.

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

Stock Ownership Tests

Our stock must be beneficially held by at least 100 persons, the “100 Stockholder Rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, the “5/50 Rule.” For purposes of the 100 Stockholder Rule only, trusts described in Section 401(a) of the tax code and exempt under Section 501(a) of the tax code are generally treated as persons. These stock ownership requirements must be satisfied in each taxable year other than the first taxable year for which an election is made to be taxed as a REIT. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from our REIT status. However, if we comply with regulatory rules pursuant to which we are required to send annual letters to holders of our stock requesting information regarding the actual ownership of our stock, and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet the 5/50 Rule, we will be treated as having met the 5/50 Rule.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•	We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, income from certain types of temporary investments, amounts, such as commitment fees, receive in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC), or the “75% gross income test”; and

•	We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing, or the “95% gross income test”.

Gross income from servicing loans for third parties and loan origination fees is not qualifying income for purposes of either gross income test. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both income tests. Beginning with our taxable year that started on January 1, 2005, income and gain from certain transactions that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets and that are clearly and timely identified as such are excluded from both the numerator and denominator for purposes of the 95% gross income test (but not the 75% gross income test).

For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100%-owned corporate subsidiary of a REIT). Our qualified REIT subsidiary, BT Management Holding Corporation, a Delaware corporation, owns a 50% interest in the profits, losses and capital of BT Management Company, L.L.C., a Delaware limited liability company which is taxed as a partnership for federal income tax purposes. Belvedere Trust Mortgage Corporation, or Belvedere Trust, our wholly-owned mortgage subsidiary, has entered into a management agreement with BT Management Company which manages Belvedere Trust’s investments and performs administrative services for Belvedere Trust. So long as BT Management Holding Corporation is a qualified REIT subsidiary of ours and it owns an interest in BT Management Company, we will be treated, for federal income tax purposes, as directly owning BT Management Holding Corporation’s proportionate share of the assets, liabilities and income of BT Management Company for purposes of determining our compliance with the REIT qualification tests. Certain of BT Management Company’s gross income (for example, management fee income under the management agreement with Belvedere Trust) will not be qualifying income under the 75% or 95% tests described above. Accordingly, we may decide to make a taxable REIT subsidiary election for BT Management Holding Corporation in the future if we believe that such non-qualifying income will jeopardize our ability to satisfy the 75% or 95% income tests. If we make a taxable REIT subsidiary election for BT Management Holding Corporation, its proportionate share of BT Management Company’s gross income will not be treated as our gross income for purposes of our REIT qualification tests, but BT Management Holding Corporation’s taxable income will be subject to corporate level income tax. Any dividends paid to us by BT Management Holding Corporation while it is a taxable REIT subsidiary will be qualifying income for purposes of our satisfaction of the 95% income test, but not the 75% test. Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

The following paragraphs discuss in more detail the specific application of the gross income tests to us.

Interest.    The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based in whole or in part on the income or profits of any person. However, interest generally includes the following:

•	an amount that is based on a fixed percentage or percentages of receipts or sales; and

•	an amount that is based on the income or profits of a debtor, as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will be treated as gain from the sale of the property securing the loan, which generally is qualifying income for purposes of both gross income tests.

Interest on debt secured by a mortgage on real property or on interests in real property, including, for this purpose, discount points, prepayment penalties, loan assumption fees, and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date the REIT agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test, but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property—that is, the amount by which the loan exceeds the value of the real estate that is security for the loan.

The interest, original issue discount, and market discount income that we receive from our mortgage loans and mortgage-backed securities generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

Fee Income.    We may receive various fees in connection with originating mortgage loans. The fees will be qualifying income for purposes of both the 75% and 95% income tests if they are received in consideration for entering into an agreement to make a loan secured by real property, and the fees are not determined based on the borrower’s income or profits. Therefore, commitment fees will generally be qualifying income for purposes of the income tests. Other fees, such as fees received for servicing loans for third parties and origination fees, are not qualifying income for purposes of either income test.

Dividends.    Our share of any dividends received from any corporation (including any of our taxable REIT subsidiaries, but excluding any REIT) in which we own an equity interest will qualify for purposes of the 95% gross income test but not for purposes of the 75% gross income test. Our share of any dividends received from any other REIT in which we own an equity interest will be qualifying income for purposes of both gross income tests.

Rents from Real Property.    We do not intend to acquire any real property, but we may acquire real property or an interest therein in the future. To the extent that we acquire real property or an interest therein, rents we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if the following conditions are met:

•	First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•	Second, rents we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a taxable REIT subsidiary, at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•	Third, if rent attributable to personal property, leased in connection with a lease of real property, is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

•	Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary, which may provide customary and non-customary services to tenants without tainting its rental income from the related properties.

Hedging Transactions.    From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps, and floors, options to purchase these items, and futures and forward contracts. Beginning with our taxable year that started on January 1, 2005, income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test (but not the 75% gross income test). For taxable years after 2004, a “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes, or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated, or entered into. To the extent that we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” ( as described below under “Asset Tests”) or in other situations, the income from those transactions is not likely to be treated as qualifying income for purposes of the 95% gross income test. All of our hedging income and gain likely will be non-qualifying income for purposes of the 75% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Prohibited Transactions.    A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property, other than foreclosure property, that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets will be held primarily for sale to customers and that a sale of any of our assets will not be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of a safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction.

It is our current intention that our securitizations of our mortgage loans through our qualified REIT subsidiaries will not be treated as sales for tax purposes. If we were to transfer mortgage loans to a REMIC, this transfer would be treated as a sale for tax purposes and the sale may be subject to the prohibited transactions tax. As a result, we intend to securitize our mortgage loans through our qualified REIT subsidiaries only in non-REMIC transactions.

Foreclosure Property.    We will be subject to tax at the maximum corporate rate on any income from foreclosure property, other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

•	that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

•	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and

•	for which the REIT makes a proper election to treat the property as foreclosure property.

However, a REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property, or longer if an extension is granted by the Secretary of the Treasury. This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•	on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test, or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•	on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•	which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT, other than through an independent contractor from whom the REIT itself does not derive or receive any income.

Failure to Satisfy Gross Income Tests.    If we fail to satisfy one or both of the gross income tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify for relief under certain provisions of the federal income tax laws. Beginning with our taxable year starting January 1, 2005, those relief provisions will be available if:

•	our failure to meet those tests is due to reasonable cause and not to willful neglect, and

•	following such failure for any taxable year, a schedule of the sources of our income is filed in accordance with regulations prescribed by the Secretary of the Treasury.

We cannot predict, however, whether in all circumstance we would qualify for the relief provisions. In addition, as discussed above, even if the relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amount by which we fail the 75% gross income test or (ii) the amount by which 90% (95% beginning with our taxable year starting January 1, 2005) of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied, in either case, by a fraction intended to reflect our profitability.

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year. First, at least 75% of the value of our total assets must consist of:

•	cash or cash items, including certain receivables;

•	government securities;

•	interests in real property, including leaseholds and options to acquire real property and leaseholds;

•	interests in mortgage loans secured by real property;

•	stock in other REITs;

•	investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and

•	regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consists of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets, we will be treated as holding directly our proportionate share of the assets of such REMIC.

Second, of our investments not included in the 75% asset class, the value of our interest in any one issuer’s securities may not exceed 5% of the value of our total assets.

Third, we may not own more than 10% of the voting power or value of any one issuer’s outstanding securities.

Fourth, no more than 20% of the value of our total assets may consist of the securities of one or more taxable REIT subsidiaries.

Fifth, no more than 25% of the value of our total assets may consist of the securities of taxable REIT subsidiaries and other taxable subsidiaries that are not taxable REIT subsidiaries and other assets that are not qualifying assets for purposes of the 75% asset test.

For purposes of the second and third asset tests, the term “securities” does not include stock in another REIT, equity or debt securities of a qualified REIT subsidiary or taxable REIT subsidiary, mortgage loans that constitute real estate assets, or equity interests in a partnership. For purposes of the 10% value test, the term “securities” does not include:

•	“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled taxable REIT subsidiary (i.e., a taxable REIT subsidiary in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-”straight debt” securities that have aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•	a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•	Any loan to an individual or an estate.

•	Any “section 467 rental agreement,” other than an agreement with a related party tenant.

•	Any obligation to pay “rents from real property.”

•	Certain securities issued by governmental entities.

•	Any security issued by a REIT.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transaction, is qualifying income for purposes of the 75% gross income test described above in “—Gross Income Tests.”

The asset tests described above are based on our gross assets. For federal income tax purposes, we will be treated as owning both the loans we hold directly and the loans that we have securitized through non-REMIC debt securitizations. Although we will have a partially offsetting obligation with respect to the securities issued pursuant to the securitizations, these offsetting obligations will not reduce the gross assets we are considered to own for purposes of the asset tests.

We believe that all or substantially all of the mortgage loans and mortgage-backed securities that we will own will be qualifying assets for purposes of the 75% asset test. For purposes of these rules, however, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws. Although the law on the matter is not entirely clear, it appears that the non-qualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property that is security for that loan. To the extent that we own debt securities issued by other REITs or C corporations that are not secured by a mortgage on real property, those debt securities will not be qualifying assets for purposes of the 75% asset test. Instead, we would be subject to the second, third and fifth asset tests with respect to those debt securities.

We will monitor the status of our assets for purposes of the various asset tests and will seek to manage our investment portfolio to comply at all times with such tests. There can be no assurance, however, that we will be successful in this effort. In this regard, to determine our compliance with these requirements, we will need to estimate the value of the real estate securing our mortgage loans at various times. Although we will seek to be prudent in making these estimates, there can be no assurances that the IRS might not disagree with these determinations and assert that a lower value is applicable. If we fail to satisfy the asset tests at the end of a calendar quarter, we will not lose our REIT status if:

•	we satisfied the asset tests at the end of the preceding calendar quarter; and

•	the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets.

If we did not satisfy the condition described in the second item, above, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose.

In the event that, at the end of any calendar quarter beginning with our taxable year that started on January 1, 2005, we violate the second or third asset tests described above, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a more than de minimis failure of any of the asset tests beginning with our taxable year that started on January 1, 2005, as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT status if (i) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure and (ii) pay a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests.

We currently believe that the loans, securities and other assets that we expect to hold will satisfy the foregoing asset test requirements. However, no independent appraisals will be obtained to support our conclusions as to the value of our assets and securities, or in many cases, the real estate collateral for the mortgage loans that we hold. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of securities and other assets violates one or more of the asset tests applicable to REITs.

Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

•	the sum of:

•	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

•	90% of our after-tax net income, if any, from foreclosure property, minus

•	the sum of certain items of non-cash income.

We must pay such distributions in the taxable year to which they relate, or in the following taxable year if we declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration.

We will pay the federal income tax on taxable income, including net capital gain, that we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

•	85% of our REIT ordinary income for such year,

•	95% of our REIT capital gain income for such year, and

•	any undistributed taxable income from prior periods,

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. See “—Taxation of Taxable U.S. Stockholders.” If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Possible examples of those timing differences include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or mortgage-backed securities are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

•	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan, to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

•	We may recognize phantom taxable income from any residual interests in REMICs or retained ownership interests in mortgage loans subject to collateralized mortgage obligation debt.

Although several types of non-cash income are excluded in determining the annual distribution requirement, we will incur corporate income tax and the 4% nondeductible excise tax with respect to those non-cash income items if we do not distribute those items on a current basis. As a result of the foregoing, we may have less cash than is necessary to distribute all of our taxable income and thereby avoid corporate income tax and the excise tax imposed on certain undistributed income. In such a situation, we may need to borrow funds or issue additional common stock or preferred stock.

Under certain circumstances, we may be able to correct a failure to meet the distribution requirement for a year by paying “deficiency dividends” to our stockholders in a later year. We may include such deficiency dividends in our deduction for dividends paid for the earlier year. Although we may be able to avoid income tax on amounts distributed as deficiency dividends, we will be required to pay interest to the IRS based upon the amount of any deduction we take for deficiency dividends.

Recordkeeping Requirements

We must maintain certain records in order to qualify as a REIT. In addition, to avoid a monetary penalty, we must request on an annual basis information from our stockholders designed to disclose the actual ownership of our outstanding stock. We intend to comply with these requirements.

Failure to Qualify

Beginning with our taxable year that started on January 1, 2005, if we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests, as described in “—Gross Income Tests” and “—Asset Tests.”

If we fail to qualify as a REIT in any taxable year, and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders may be eligible for the reduced federal income tax rate of 15% on such dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether in all circumstances we would qualify for such statutory relief.

Qualified REIT Subsidiaries

A qualified REIT subsidiary is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. Belvedere Trust Mortgage Corporation, BT Management Holding Corporation, Belvedere Trust Secured Asset Corporation and BellaVista Finance Corporation, our wholly-owned subsidiaries, are currently treated as qualified REIT subsidiaries. As such, their assets, liabilities, and income are generally treated as our assets, liabilities, and income for purposes of each of the above REIT qualification tests. Belvedere Trust Mortgage Corporation may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2005. As discussed above, we may decide to make an election to treat BT Management Holding Corporation as a taxable REIT subsidiary at a future date.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor are its assets, liabilities, or income treated as our assets, liabilities, or income for purposes of each of the above REIT qualification tests. Effective January 1, 2004, we elected to treat Belvedere Trust Finance Corporation, a wholly-owned subsidiary of Belvedere Trust Mortgage Corporation, as a taxable REIT subsidiary. Belvedere Trust Finance Corporation’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are also taxable REIT subsidiaries. Except for Belvedere Trust Mortgage Corporation, we generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 20% of the total value of our assets.

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

Taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including us, as dividend distributions.

Taxation of Taxable United States Stockholders

For purposes of the discussion in this Form 10-K, the term “United States stockholder” means a holder of our stock that is, for United States federal income tax purposes:

•	a citizen or resident of the United States;

•	a corporation (including an entity treated as a corporation for federal income tax purposes), partnership, or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

•	an estate the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust (i) whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust or (ii) that has a valid election in place to be treated as a United States person.

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to United States stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder and will reduce the adjusted tax basis which each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the tax code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for United States federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a United States stockholder generally will not qualify for the 15% tax rate for “qualified dividend income.” However, the 15% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends (i) attributable to dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

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

Dispositions of Stock

A United States stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder’s adjusted tax basis in the stock. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. In general, any loss recognized by a United States stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us which were required to be treated as long-term capital gains. All or a portion of any loss that a United States stockholder realizes upon a taxable disposition of our common stock may be disallowed if the stockholder purchases other stock within 30 days before or after the disposition.

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

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the tax code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we or Belvedere Trust Mortgage Corporation do not hold a residual interest in a real estate mortgage investment conduit, or REMIC, that gives rise to “excess inclusion” income, as defined in Section 860E of the tax code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or Belvedere Trust Mortgage Corporation were to hold residual interests in a REMIC, or if we or a pool of our assets or Belvedere Trust Mortgage Corporation’s assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets or Belvedere Trust Mortgage Corporation’s assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

For tax-exempt stockholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the tax code, respectively, income from an investment in our stock will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. Any prospective and current investors should consult their tax advisors concerning these “set aside” and reserve requirements.

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

Taxation of Non-United States Stockholders

The rules governing federal income taxation of “non-United States stockholders” are complex and no attempt will be made herein to provide more than a summary of these rules. “Non-United States stockholders” means beneficial owners of shares of our stock that are not United States stockholders (as such term is defined in the discussion above under the heading entitled “Taxation of Taxable United States Stockholders”).

PROSPECTIVE AND CURRENT NON-UNITED STATES STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

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

Beginning with our tax year starting January 1, 2005, a capital gain distribution from a REIT to a foreign investor has been removed from the category of effectively connected income, provided that (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the United States (our stock currently is so traded) and (ii) the foreign investor does not own more than 5% of the class of stock at any time during the taxable year within which the distribution is received. In that case, the foreign investor is not required to file a U.S. federal income tax return by reason of receiving such a distribution. The distribution is to be treated as a REIT dividend to that investor, taxed as a REIT dividend that is not a capital gain. Also, the branch profits tax does not apply to such a distribution.

Gains recognized by a non-United States stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically-controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-United States stockholders. Because our stock is publicly traded, we cannot assure our investors that we are or will remain a domestically-controlled REIT. Even if we are not a domestically-controlled REIT, however, a non-United States stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if the shares are traded on an established securities market.

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

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors and stockholders should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

Item 2.    PROPERTY

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with Pacific Income Advisers, Inc. that expires in 2012. Belvedere Trust subleases approximately 2,300 square feet of office space in San Francisco, California, under an agreement with Keefe, Bruyette and Woods, Inc. that expires July 31, 2008.

Item 3.    LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5.    MARKET FOR REGISTRANT’S PREFERRED EQUITY, COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Series A Preferred Stock began trading under the symbol ANHPrA on the New York Stock Exchange on November 8, 2004. The high and low sale prices for our preferred stock, as reported by the New York Stock Exchange, during the year ended December 31, 2004 are as follows:

2004
	High	Low
First Quarter	$—	$—
Second Quarter	$—	$—
Third Quarter	$—	$—
Fourth Quarter	$25.05	$24.60

Our Common Stock began trading under the symbol ANH on the New York Stock Exchange on May 9, 2003. Our common stock previously traded under the symbol ANH on the American Stock Exchange. Preceding March 17, 1998, there had been no public market for our common stock. The high and low sale prices for our common stock, as reported by the American and New York Stock Exchanges, for the periods indicated are as follows:

	2003		2004
	High	Low	High	Low
First Quarter	$13.13	$11.41	$14.28	$13.35
Second Quarter	$15.65	$13.00	$14.05	$10.06
Third Quarter	$16.55	$13.70	$12.15	$10.04
Fourth Quarter	$15.19	$12.93	$11.49	$10.19

Holders

As of March 14, 2005 there were approximately 11 record holders of our Series A Preferred Stock. On March 14, 2005, the last reported sale price of our Series A Preferred Stock on the New York Stock Exchange was $25.49 per share. As of March 14, 2005 there were approximately 1,568 record holders of our Common Stock. On March 14, 2005, the last reported sale price of our Common Stock on the New York Stock Exchange was $9.60 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our Series A Preferred Stock for 2004 and on each share of our Common Stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Preferred Share	Cash Dividends Per Common Share	Cash Dividends Per Common Share
			Date Dividends Declared
2003
First Quarter ended March 31, 2003	$—	$0.45	April 16, 2003
Second Quarter ended June 30, 2003	$—	$0.45	July 17, 2003
Third Quarter ended September 30, 2003	$—	$0.33	October 15, 2003
Fourth Quarter ended December 31, 2003(1)	$—	$0.33	December 17, 2003
2004
First Quarter ended March 31, 2004	$—	$0.38	April 12, 2004
Second Quarter ended June 30, 2004	$—	$0.33	July 2, 2004
Third Quarter ended September 30, 2004	$—	$0.27	October 13, 2004
Fourth Quarter ended December 31, 2004(2)	$0.335417	$0.27	December 15, 2004

(1)	The common stock dividend was paid on January 27, 2004 to holders of record as of the close of business on December 31, 2003.
(2)	The Series A Preferred Stock dividend was paid on January 18, 2005 to holders of record as of the close of business on December 31, 2004. The Common Stock dividend was paid on January 27, 2005 to holders of record as of the close of business on December 31, 2004.

Equity Compensation Plan Information

The following table provides information as of December 31, 2004 with respect to our common shares issuable under our 2004 Equity Compensation Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,383,670	$12.042	1,639,804
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,383,670	$12.042	1,639,804

(1)	In May 2004, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan which amended and restated our 1997 Stock Option and Awards Plan. The plan authorized the board of directors or a committee of our board to grant options to purchase of up to 3,500,000 of the outstanding shares of our common stock. The plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 6.    SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 are derived from our audited financial statements included in this Form 10-K. The selected financial data as of December 31, 2002, 2001 and 2000 and for the years ended December 31, 2001 and 2000 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(amounts in thousands, except per share data)
Consolidated Statements of Income Data
Days in period	366	365	365	365	366
Interest income net of amortization of premium and discount	$10,314	$10,768	$66,855	$100,077	$163,023
Interest expense	(8,674)	(6,363)	(29,576)	(45,661)	(97,949)

Net interest income	1,640	4,405	37,279	54,416	65,074
Gain on sales of securities	—	430	4,709	3,497	259
Net gain on derivative instruments	—	—	—	—	340
Expenses	(379)	(1,129)	(10,318)	(7,718)	(9,575)

Income from operations before minority interest	1,261	3,706	31,670	50,195	56,098
Minority interest in net income of a subsidiary	—	—	—	—	(293)

Net income	$1,261	$3,706	$31,670	$50,195	$55,805
Dividend on preferred stock	$—	$—	$—	$—	$(369)

Net income available to common stockholders	$1,261	$3,706	$31,670	$50,195	$55,436

Basic earnings per share available to common stockholders	$0.54	$1.52	$1.81	$1.52	$1.23

Average number of shares outstanding	2,331	2,442	17,461	32,927	45,244

Diluted earnings per share available to common stockholders	$0.54	$1.50	$1.80	$1.52	$1.22

Average number of diluted shares outstanding	2,331	2,467	17,591	33,112	45,329

Preferred Stock dividends declared per share	$—	$—	$—	$—	$0.335417

Common Stock dividends declared per share(1)	$0.40	$1.64	$2.00	$1.56	$1.25

	At December 31,
	2000	2001	2002	2003	2004
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency mortgage-backed securities, net	$134,889	$420,214	$2,430,103	$4,245,853	$4,588,541
Residential real estate loans	$—	$—	$—	$—	$2,628,334
Total assets	$141,834	$424,610	$2,443,884	$4,263,274	$7,319,070
Repurchase agreements	$121,891	$325,307	$2,153,870	$3,775,691	$4,717,436
Whole loan financing facilities	$—	$—	$—	$—	$556,233
Mortgage-backed securities issued	$—	$—	$—	$—	$1,494,851
Total liabilities	$123,633	$369,613	$2,178,362	$3,805,877	$6,811,803
Stockholders’ equity	$18,201	$54,997	$265,522	$457,397	$507,036
Number of common shares outstanding	2,350	6,951	25,346	42,707	46,497
Book value per share	$7.75	$7.91	$10.48	$10.71	$10.31

(1)	On September 26, 2000, our board of directors announced that, beginning with the third quarter of 2000, dividends would generally be declared after each quarter-end rather than during the applicable quarter.

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

General

We were formed in October 1997 to invest primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. We commenced operations on March 17, 1998 upon the closing of our initial public offering. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-backed securities and mortgage loans and the costs of borrowing to finance our acquisition of mortgage-backed securities and mortgage loans.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of December 31, 2004, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2004 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

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

The market value of our common stock issued, valued as of the consummation of the merger, in excess of the fair value of the net tangible assets acquired has been accounted for as a non-cash charge to operating income. Since we did not acquire tangible net assets from the manager in the merger, the non-cash charge equaled the value of the consideration paid in the merger, which was approximately $3.2 million. This non-cash charge did not reduce our taxable income, of which at least 90% must be paid as dividends to stockholders to maintain our status as a REIT. It did, however, reduce our reportable net income. In addition, we incurred $295,000 in merger-related expenses.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities, or SPE, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets. Through December 31, 2004, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

During the three months ended March 31, 2004, Belvedere Trust transferred approximately $253.0 million of residential mortgage loans to a securitization trust, which was a qualified SPE, pursuant to a pooling and third party servicing agreement. During the three months ended June 30, 2004, Belvedere Trust transferred approximately $659.0 million of residential mortgage loans in two separate transactions to securitization trusts, which were non-qualified SPEs, pursuant to pooling and third party servicing agreements. During the three months ended September 30, 2004, Belvedere Trust transferred approximately $391.0 million of residential mortgage loans to a securitization trust, which was a non-qualified SPE, pursuant to a pooling and third party servicing agreement. During the three months ended December 31, 2004, Belvedere Trust transferred approximately $1.1 billion of residential mortgage loans in two separate transactions to securitization trusts, which were non-qualified SPEs, pursuant to pooling and third party servicing agreements.

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

Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by Anworth and 50% by the executive officers of Belvedere Trust. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Belvedere Trust, through taxable REIT subsidiaries, acquires mortgage loans from various suppliers of mortgage-related assets throughout the United States, including savings and loan associations, banks, mortgage bankers and other mortgage lenders. Belvedere Trust may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Belvedere Trust has built relationships with and continues to expand upon a diversified network of mortgage loan originators. Belvedere Trust’s loan sourcing efforts determine the quality, consistency and volume of loans that it purchases. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

At December 31, 2004, we had total assets of $7.3 billion. Our portfolio consisted of $4.6 billion of agency mortgage-backed securities allocated as follows: 31% agency adjustable-rate mortgage-backed securities, 64% agency hybrid adjustable-rate mortgage-backed securities, 4% agency fixed-rate mortgage-backed securities and 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at December 31, 2004 were approximately $63 million, mostly retained from our first whole loan securitization. Mortgage loans held for securitization at December 31, 2004 were $578 million and securitized mortgage loans were $2.05 billion. As of December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets, or approximately $2.7 billion in mortgage-related assets. Our total equity at December 31, 2004 was $507 million. Common stockholders’ equity was approximately $480 million, or $10.31 per share. For the year ended December 31, 2004, we reported net income of $55.8 million, or $1.22 per diluted share available to common stockholders.

Results of Operations

Years Ended December 31, 2004 and 2003

For the year ended December 31, 2004, our net income was $55,805,000, or $1.22 per diluted share available to common stockholders, based on an average of 45,329,000 shares outstanding. For the year ended December 31, 2003, our net income was $50,195,000, or $1.52 per diluted share available to common stockholders, based on an average of 33,112,000 shares outstanding.

Net interest income for the year ended December 31, 2004 totaled $65,074,000, or 39.9% of total interest income, compared to $54,416,000, or 54.4% of total interest income, for the year ended December 31, 2003. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2004 was $163,023,000, compared to $100,077,000 for the year ended December 31, 2003, an increase of 62.9%. Interest expense for the year ended December 31, 2004 was $97,949,000, compared to $45,661,000 for the year ended December 31, 2003, an increase of 114.5%. As a result of investing the proceeds of our common and preferred stock offerings, our assets and borrowings and the related interest income and interest expense have increased significantly during the year. Although the amortized cost of Anworth’s agency mortgage-backed securities increased by 8.5%, from $4.25 billion to $4.61 billion, the large increase in our mortgage-related assets and borrowings was due to the growth of Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust, which was formed in November 2003, now represents approximately 37% of our total assets. The larger percentage increase in interest expense was due primarily to the increase in interest rates during the year.

Premium amortization expense for Anworth increased $8,685,000, or 22%, from $38,934,000 to $47,619,000, and it was $3,784,000 for Belvedere Trust, during the year ended December 31, 2004 due to the increase in assets. During the year ended December 31, 2003, the increase in premium amortization expense resulted from an increase in the constant prepayment rate of our agency mortgage-backed securities resulting primarily from an extremely high volume of mortgage refinancings driven by record-low interest rates. These refinancings occurred mainly in the second quarter of 2003 and their net effect was realized through the increase in premium amortization expense in the third quarter of 2003.

The table below shows the approximate constant prepayment rate of our agency mortgage-backed securities:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	27%	42%	36%	29%
2003	35%	40%	46%	32%

During the year ended December 31, 2004, we realized a gain on sale of securities of $259,000, or 0.2% of total interest income, compared to $3,497,000, or 3.5% of total interest income, during the year ended December 31, 2003. During the year ended December 31, 2004, we also realized a net gain on derivative instruments of $340,000, or 0.2% of total interest income, and we did not have any gain or loss on these instruments during the year ended December 31, 2003.

Total expenses were $9,575,000 for the year ended December 31, 2004, compared to $7,718,000 for the year ended December 31, 2003. The increase of $1,857,000 in total expenses was due primarily to an increase in compensation and benefit expenses of $786,000 (due primarily to staffing at Belvedere Trust and an increase in salaries at the Company), an increase in the provision for loan losses of $591,000 (relating to the residential real estate loans at Belvedere Trust) and an increase in other expense of $1,423,000, partially offset by a decrease in incentive compensation expense of $943,000.

Other expenses for the year ended December 31, 2004 were $3,766,000, compared to $2,343,000 for the year ended December 31, 2003. This increase was due primarily to an increase in professional service fees of $426,000 (due primarily to the addition of Belvedere Trust and its lending and securitization activities), an increase in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $528,000, an increase in software and implementation costs of $194,000 (due primarily to the demands of Sarbanes-Oxley regulations), an increase in consulting fees of $182,000 (due primarily to Sarbanes-Oxley regulations) and a net increase in other costs of $93,000 (due primarily to Belvedere Trust).

Years Ended December 31, 2003 and 2002

For the year ended December 31, 2003, our net income was $50,195,000, or $1.52 per diluted share, based on an average of 33,112,059 shares outstanding. For the year ended December 31, 2002, our net income was $31,670,000, or $1.80 per diluted share, based on an average of 17,590,888 shares outstanding. The decrease in our earnings per share in 2003 over 2002 was due to an increase in premium amortization expense. The increase in premium amortization expense resulted from an increase in the constant prepayment rate (“CPR”) of our mortgage-backed securities, resulting primarily from an extremely high volume of mortgage refinancings driven by the record-low interest rates. These refinancings occurred mainly in the second quarter and their net effect was realized through the increase in premium amortization expense in the third quarter.

The table below shows the approximate constant prepayment rate of our mortgage assets:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2003	35%	40%	46%	32%
2002	33%	33%	28%	33%

Net interest income for the year ended December 31, 2003 totaled $54,416,000, or 54.4% of total interest income, compared to $37,279,000, or 55.8% of total interest income, for the year ended December 31, 2002. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. As a result of investing the proceeds of our common stock offerings, our assets and borrowing have increased significantly from last year. This has resulted in a large increase in our income and interest expense in 2003 compared to 2002. Also, during the year ended December 31, 2003, we realized a net gain on the sale of assets in the amount of $3,497,000, or 3.5% of total interest income, compared to $4,708,605, or 7.0% of total interest income, during the year ended December 31, 2002.

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

Financial Condition

At December 31, 2004, we held agency mortgage assets whose amortized cost was approximately $4.61 billion, consisting primarily of $4.38 billion of adjustable-rate mortgage-backed securities, $18 million of floating rate CMOs and $206 million of fixed-rate mortgage-backed securities. This amount represents an approximate 8.5% increase from the $4.25 billion held at December 31, 2003. Of the adjustable-rate agency mortgage-backed securities owned by us, 33% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 67% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at December 31, 2004 and December 31, 2003, classified by type of issuer (dollar amounts in thousands):

	At December 31, 2004		At December 31, 2003
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,301,406	72.0%	$2,984,941	70.3%
Freddie Mac (FHLMC)	1,157,910	25.2%	1,059,517	25.0%
Ginnie Mae (GNMA)	129,225	2.8%	201,395	4.7%

Total agency mortgage-backed securities	$4,588,541	100.0%	$4,245,853	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at December 31, 2004 and December 31, 2003, by type of interest rate index (dollar amounts in thousands):

	At December 31, 2004		At December 31, 2003
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$18,584	0.4%	$30,184	0.7%
Six-month LIBOR	20,008	0.5%	17,131	0.4%
One-year LIBOR	2,251,782	49.1%	1,439,064	33.9%
Six-month Certificate of Deposit	6,402	0.1%	8,831	0.2%
Six-month Constant Maturity Treasury	1,648	0%	1,874	0%
One-year Constant Maturity Treasury	2,006,235	43.7%	2,241,179	52.8%
Cost of Funds Index	82,367	1.8%	105,854	2.5%
Fixed-Rate	201,515	4.4%	401,736	9.5%

Total agency mortgage-backed securities	$4,588,541	100.0%	$4,245,853	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.28% at December 31, 2004. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.30%, the CMO floaters average coupon was 3.22% and the average coupon of the fixed-rate securities was 5.12%.

At December 31, 2004, the unamortized net premium paid for our mortgage-backed securities was $111 million.

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

As of December 31, 2004, the average amortized cost of our agency mortgage-related assets was 102.5%, the average amortized cost of the adjustable-rate securities was 102.5% and the average amortized cost of the fixed-rate securities was 102.9%. Relative to our agency MBS portfolio, as of December 31, 2004, the average interest rate on outstanding repurchase agreements was 2.25% and the average days to maturity was 184 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.34% and the weighted average term to next rate adjustment was 304 days.

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	35,227	46,411

Carrying value	$577,932	$2,050,402	$2,628,334

As of December 31, 2004, residential real estate loans consisted of the following (in thousands)

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000% – 5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 – 2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

As of December 31, 2004, the residential real estate loans consisted of the following (in thousands):

Range of Carrying Amounts of Loans	Number of Loans	Principal Balance
$0–$99	261	$16,976

$100–$149	779	97,545

$150–$199	760	131,914

$200–$249	719	160,615

$250–$299	585	159,731

$300–$349	634	206,815

$350–$399	804	301,503

$400–$449	611	258,586

$450–$499	474	224,893

$500–$749	1,030	607,384

$750–$999	275	243,157

$1,000 & greater	140	172,804

	7,072	$2,581,923

The weighted average coupon on whole loans which we have securitized was 4.30% at December 31, 2004.

Geographic Concentration	December 31, 2004
Southern California	32%
Northern California	21%
Florida	6%
Virginia	4%
Illinois	3%
Colorado	3%
Michigan	3%
Nevada	3%
Other states (none greater than 2%)	25%

Total:	100%

Our residential real estate loan portfolio of $2.63 billion as of December 31, 2004 includes $578 million of loans pending securitization and $2.05 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $1.49 billion of mortgage-backed securities issued and $545 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.05 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the special purpose entities that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these special purpose entities (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust, and such mortgage loans are not assets of Anworth or of Belvedere Trust. Only our interest in the securities issued by the special purpose entities are legal assets of Anworth and Belvedere Trust.

At December 31, 2004, Belvedere Trust owned approximately $578 million in loans held for securitization. This figure includes the face amount of the mortgages as well as accrued interest and premium or discount. The loans consist of adjustable-rate single-family residential mortgages and hybrid single-family mortgages with initial fixed-rate periods of three to ten years.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.6 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2004, there were unrealized gains of approximately $4.1 million on our swap agreements.

During the year ended December 31, 2004, we also entered into Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. In accordance with FASB 133, we recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the hedge instruments. The difference between these changes in value (the hedging ineffectiveness) is included in income during the current period. For the year ended December 31, 2004, there were recognized gains, net of recognized losses, of $340,000.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.17 billion at December 31, 2004 and Belvedere Trust’s repurchase agreements, which totaled $545 million at December 31, 2004. Belvedere Trust also had $556 million in whole loan financing facilities at December 31, 2004. Our other significant source of funds for the year ended December 31, 2004 consisted of payments of principal from our agency mortgage securities portfolio in the amount of $1.75 billion and $141 million from our residential real estate loans.

Relative to our agency MBS portfolio, as of December 31, 2004, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of December 31, 2004, other than three repurchase agreements that reprice monthly subject to a cap, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to thirty-six months. On December 31, 2004, we had borrowing arrangements with 19 different financial institutions and had borrowed funds under repurchase agreements with 13 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2004.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three months ended December 31, 2004, Belvedere Trust transferred approximately $1.1 billion of residential mortgage loans in two separate transactions to securitization trusts, which were non-qualified SPEs, pursuant to pooling and third party servicing agreements. During the three months ended September 30, 2004, we transferred approximately $391 million of residential mortgage loans to a securitization trust, which was a non-qualified SPE, pursuant to a pooling and third party servicing agreement dated as of July 1, 2004. During the three months ended June 30, 2004, we transferred approximately $345 million of residential mortgage loans (of which $147 million were purchased during the second quarter of 2004) to a securitization trust, which was a non-qualified SPE, pursuant to a pooling and third party servicing agreement dated as of April 1, 2004, and we acquired approximately $314 million of residential mortgage loans which were transferred to a securitization trust pursuant to a pooling and third party servicing agreement dated as of May 1, 2004. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

Five of the six securitization transactions in the year ended December 31, 2004 were accounted for as financings. The residential real estate loans remain as assets on our balance sheet subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “mortgage-backed securities issued.”

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust, which was a qualified SPE, pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The transaction was accounted for as a sale. The securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at December 31, 2004, of all the securities from this transaction was $179 million; the amount derecognized was $134 million and the amount recognized as our retained securities was $45 million. The delinquent amount of all the principal balances from this transaction was $3 million and there have been no credit losses to date.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

On April 21, 2004, we entered into a sales agreement with Cantor Fitzgerald & Co. (“Cantor”) to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor will act as sales agent. Sales of the shares will be made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. We intend to make such sales when we believe the issuance of stock would be accretive to our stockholders. Through December 31,

2004, we sold 292,500 shares under the controlled equity offering program which provided net proceeds to us of approximately $3.2 million. The sales agent received an aggregate of approximately $99,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through December 31, 2004.

During the year ended December 31, 2004, we had raised approximately $41.6 million in capital under our Dividend Reinvestment and Stock Purchase Plan and various officers and employees exercised stock options to purchase approximately 68,000 shares, resulting in proceeds to us of approximately $0.6 million.

At December 31, 2004, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the quarter ended December 31, 2004, we issued 1,101,300 shares of Series A preferred stock, par value $0.01 per share, liquidation preference $25.00 per share, resulting in net proceeds to us of approximately $26.4 million.

As of December 31, 2004, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $351 million and whole loan financing facilities which provide for up to $850 million in financing secured by single-family mortgage loans. At December 31, 2004, Belvedere Trust has borrowed $556 million under the facilities, secured by mortgage loans held for securitization with a face value of $567 million.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,172,930	$3,705,930	$467,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	544,506	275,631	268,875	—	—
Whole loan financing facilities	556,233	556,233	—	—	—
Mortgage-backed securities issued(2)	1,494,851	373,523	490,249	275,765	355,314
Purchase commitments	350,513	350,513	—	—	—

Total(3)	$7,119,033	$5,261,830	$1,226,124	$275,765	$355,314

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	This does not include annual compensation agreements, leases and incentive compensation agreements which are more fully described in Note 9.

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at December 31, 2004 was $507 million. Common stockholders’ equity was approximately $480 million, or $10.31 book value per share.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. Accumulative Other Comprehensive Income, Unrealized Loss on Available-for-Sale Agency Securities was $45.5 million or 1% of the amortized cost of agency mortgage-backed securities at December 31, 2004. This, along with Accumulative Other Comprehensive Gain, Derivatives, of $4.1 million, and Accumulative Other Comprehensive Loss, Other MBS, of $1.2 million, constitute the total Accumulative Other Comprehensive Loss of $42.6 million.

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

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses inherent in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on our real estate loans is established by taking loan loss provisions through our consolidated statements of income.

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

In March 2004, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF applies to all debt and equity securities currently accounted for under FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”. EITF 03-1 requires an evaluation of whether impairment is other than temporary. An impairment loss is equal to the difference between the investment’s cost and fair value. An impairment is considered other than temporary if the investor does not have the ability and intent to hold for a reasonable period of time sufficient for recovery of fair value and if it is probable that the investor will be unable to collect all contractual amounts due or if the impairment is considered other than a minor impairment. A minor impairment is considered 5% or less of value. For ordinary debt securities with no credit problems where the decrease in fair value is caused solely by rising interest rates, an impairment is deemed other than temporary unless the investor has the ability and intent to hold for a reasonable period of time sufficient for recovery of fair value or if it is considered a minor impairment. The Company has reviewed its securities portfolio and does not consider those securities that have been in a continuous loss position for 12 months or more to be other than temporarily impaired due to the fact that they are government-sponsored agency securities with limited credit risk and the Company has the ability and intent to hold these securities until a forecasted recovery, which may mean until maturity. The FASB suspended the effective date of the consensus, other than disclosure requirements.

Variable Interest Entities

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

Subsequent Events

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor to sell up to 2.0 million shares of our Series A Preferred Stock, and up to 5.7 million shares of our Common Stock, from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Preferred Stock and Common Stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. From January 19, 2005 through March 14, 2005, we sold 509,200 shares of Series A Preferred Stock under the controlled equity offering program which provided net proceeds to us of approximately $12.6 million. The sales agent received an aggregate of approximately $337,000, which represents an average commission of approximately 2.6% on the gross sales price per share.

On January 28, 2005, BellaVista Funding Corporation completed a securitization of mortgage-backed securities backed by adjustable-rate and hybrid mortgage loans. The total amount of the securities underwritten was approximately $898 million. These mortgage loans were purchased by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of our wholly-owned indirect subsidiaries. Belvedere Trust has previously completed six other securitizations of mortgage loans and, since its formation, has securitized $3.3 billion of mortgage loans.

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

Relative to our investment grade agency mortgage-backed securities, we generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

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

Lloyd McAdams, Joseph E. McAdams, Thad M. Brown, Bistra Pashamova and other of our officers and employees are officers and employees of Pacific Income Advisers, Inc., or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $4.6 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that manages the day-to-day operations of Belvedere Trust, our mortgage loan subsidiary, and Lloyd McAdams is also an owner and officer of Syndicated Capital, a registered broker-dealer. Our officers’ service to PIA, BT Management Company, L.L.C. and Syndicated Capital allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

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

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use interest rate swap agreements to manage the interest rate risk of our portfolio of mortgage-backed securities and Eurodollar futures contracts to manage the interest rate risk associated with holding loans in our warehouse facility before securitization; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, President, Chairman and Chief Executive Officer, Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director, Thad M. Brown, Chief Financial Officer, Charles J. Siegel, Senior Vice President, Evangelos Karagiannis, Vice President and Bistra Pashamova, Vice President. Belvedere Trust’s key officers are Claus Lund and Russell Thompson. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2004, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 184 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 304 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2004, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2004, 4% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2004, approximately 96% of our agency mortgage-backed securities were adjustable-rate securities.

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

Belvedere Trust, which was formed as our subsidiary in 2003, is engaged in the business of acquiring and securitizing mortgage loans. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgages we seek to acquire, interest rate changes, funding sources, delinquency rates, borrower bankruptcies and other factors that we may not be able to manage. Incorrect management of these risks may take years to become apparent. Our failure to manage these and other risks could have a material adverse effect on our business and on the results of our operations.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk.

While Belvedere Trust securitizes the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires or originates and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss of principal between the realized value of the mortgaged property and the outstanding indebtedness, as well as foreclosure costs and the loss of interest. We have not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

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

We have invested $96 million in Belvedere Trust to capitalize its mortgage operations. If Belvedere Trust fully invests all of the proceeds of our investments in it prior to the point at which Belvedere Trust can access external sources of capital, if it ever can, then Belvedere Trust will need to either restructure the securities supporting its portfolio, require additional capital from us or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, it may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain its solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

In connection with securitizations, Belvedere Trust makes representations and warranties regarding the mortgage loans transferred into securitization trusts. The trustee in the securitizations has recourse to Belvedere Trust with respect to the breach of the standard representations and warranties regarding the loans made at the time such mortgages are transferred. While Belvedere Trust generally has recourse to its loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. Belvedere Trust attempts to generally limit the potential remedies of the trustee to the potential remedies it receives from the originators from whom it acquired the mortgages. However, in some cases, the remedies available to the trustee may be broader than those available to Belvedere Trust against the originators of the mortgages and should the trustee enforce its remedies against Belvedere Trust, it may not always be able to enforce whatever remedies it has against its originators. Furthermore, if Belvedere Trust discovers, prior to the securitization of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then Belvedere Trust may not be able to sell the mortgage or may have to sell the mortgage at a discount.

Increased levels of early prepayments of mortgages may accelerate our expenses and decrease Belvedere Trust’s net income.

Mortgage prepayments generally increase on Belvedere Trust’s ARMs when fixed mortgage interest rates fall below the then-current interest rates on outstanding ARMs. Prepayments on mortgages are also affected by the terms and credit grades of the mortgages, conditions in the housing and financial markets and general economic conditions. If Belvedere Trust acquires mortgages at a premium and they are subsequently repaid, it must expense the unamortized premium at the time of the prepayment. Also, if prepayments on mortgages increase when interest rates are declining, Belvedere Trust’s net interest income may decrease if it cannot reinvest the prepayments in mortgage assets bearing comparable rates.

Belvedere Trust’s business may be significantly harmed by a slowdown in the economy of California.

At December 31, 2004, approximately 53% of the residential real estate loans that Belvedere Trust owns or credit enhances are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on real estate loans in Belvedere Trust’s residential loan portfolios. This could adversely affect its credit loss experience and other aspects of its business, including its ability to securitize real estate loans.

The success of Belvedere Trust’s business will depend upon its ability to ensure that loans to be held in its securitizations are serviced effectively.

The success of Belvedere Trust’s mortgage loan business will depend to a great degree upon its ability to ensure that its loans held for securitization are serviced effectively. In general, it is the intention of Belvedere Trust to acquire loans “servicing retained,” where the loans will be serviced by the originating or selling institution. Belvedere Trust has no experience servicing a portfolio of loans. In those instances where Belvedere Trust is required to purchase the servicing of a loan portfolio in order to acquire a portfolio with desirable attributes, Belvedere Trust will be required to sell the servicing rights, implement a servicing function or transfer the servicing of the loans to a third party with whom it has established a sub-servicing relationship. We cannot assure that Belvedere Trust will be able to service the loans or effectively supervise a sub-servicing relationship according to industry standards. Failure to service the loans properly will harm Belvedere Trust’s business and operating results. Prior to either building the servicing capabilities that Belvedere Trust may require or acquiring an existing servicing operation that has such capabilities, if ever, Belvedere Trust has contracted with an experienced servicer of non-conforming loans to “sub-service” its loans. The fees paid to such subservicer will reduce to a certain extent the revenue Belvedere Trust is able to retain from its loans, and its net interest income will be reduced and at risk, depending on the effectiveness of the servicing company.

If actual prepayments or defaults with respect to mortgages serviced occurs more quickly than originally assumed, the value of Belvedere Trust’s mortgage servicing rights would be subject to downward adjustment.

If Belvedere Trust acquires the servicing rights to mortgage loans and subsequently retains the servicing right separately from the loans, the allocated cost of the servicing rights will be reflected on its financial statements. To determine the fair value of these servicing rights, Belvedere Trust will use assumptions to estimate future net servicing income including projected discount rates, mortgage loan prepayments and credit losses. If actual prepayments or defaults with respect to loans serviced occur more quickly than Belvedere Trust originally assumed, Belvedere Trust would have to reduce the carrying value of its mortgage servicing rights. There is no guarantee that Belvedere Trust’s assumptions will prove correct.

Belvedere Trust is externally managed and this may diminish or eliminate our return on our investment in this line of business.

Belvedere Trust is externally managed pursuant to a management agreement between Belvedere Trust and BT Management Company, L.L.C., or BT Management. Although we own 50% of BT Management, 50% is also owned by the executive officers of Belvedere Trust. Our ability to generate profits from our ownership of Belvedere Trust, if any, could be greatly diminished due to the fact that we will be required to pay a base management fee to BT Management and we may also be required to pay an incentive fee. An externally managed structure may not optimize our interest in Belvedere Trust and, if we are unable to properly manage fixed costs at Belvedere Trust could, when combined with the base management fee, result in losses at Belvedere Trust.

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

We believe that since our initial public offering in 1998 we have operated so as to qualify as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we could be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification, and thus, our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT.

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

The REIT provisions of the Code may substantially limit our ability to hedge mortgage-backed securities and related borrowings by requiring us to limit our income in each year from qualifying and non-qualifying hedges, together with any other income not generated from qualified sources, to less than 25% of our gross income. In addition, we must limit our aggregate income from non-qualifying hedging, fees and certain other non-qualifying sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we may in the future have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

Complying with REIT requirements may force us to liquidate otherwise attractive investments or to make investments inconsistent with our business plan.

In order to qualify as a REIT, we must also ensure that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. The 5% and 10% limitations described above will apply to our investment in Belvedere Trust unless Belvedere Trust is a qualified REIT subsidiary of ours (i.e., we own 100% of Belvedere Trust’s outstanding stock), Belvedere Trust is a qualified REIT or Belvedere Trust is a taxable REIT subsidiary of ours. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

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

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and, Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock, and Belvedere Trust does not qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust. In the event of a more than de minimis failure of the 20% asset test occurring in taxable years after 2004, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the 20% asset test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50,000 or 35% of the net income from the non-qualifying assets during the period in which we failed the 20% asset test. If there is more than a de minimis failure of the 20% asset test occurring in taxable years after 2004 and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income which will reduce the amount available for distribution to us.

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2005. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that Belvedere Trust’s failure to qualify as a REIT after it makes a REIT election would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

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

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, that would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including any mortgage loans, held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through a taxable REIT subsidiary, and may limit the structures we utilize for our securitization transaction even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our investment portfolio of mortgage loans from time to time even if we believe that it would be in our best interest to do so.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Internal Revenue Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Internal Revenue Code. If the stockholder is foreign, it would generally be subject to United States federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. United States stockholders would not be able to offset such income with their operating losses.

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a real estate mortgage investment conduit, or REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments or these obligations bore a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. For example, we may engage in non-REMIC collateralized mortgage obligations, or CMO, securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The Internal Revenue Service may determine that these transactions give rise to excess inclusion income that should be allocated among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

Misplaced reliance on legal opinions or statements by issuers of mortgage-backed securities and government securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing mortgage-backed securities and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

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

Our future offerings of debt or preferred equity securities may adversely affect the value of our Series A Preferred Stock.

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. In addition to our outstanding Series A Preferred Stock, we currently have an agreement with Cantor pursuant to which we may issue up to 2.0 million shares of our Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to our Series A Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of our Series A Preferred Stock. In addition, our Series A Preferred Stock will be subordinated to all our existing and future debt. None of the provisions relating to our Series A Preferred Stock contains any provisions affording the holders of our Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of our Series A Preferred Stock.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted an unrelated third party institutional investor an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption permits this entity to hold up to 170,400 preferred shares or 9.8% of our outstanding shares of preferred stock, whichever is greater.

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

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. The ownership limit in our charter limits related investors, including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without our permission.

•	Preferred stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

•	Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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

Future offerings of debt securities, which would be senior to our common stock or Series A Preferred Stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock or Series A Preferred Stock for the purposes of dividend distributions, may adversely affect the market price of our common stock or Series A Preferred Stock.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or equity securities, including commercial paper, medium-term notes, senior or subordinated notes and classes of preferred stock or common stock. Upon liquidation, holders of our debt securities and shares of preferred stock and lenders with respect to other borrowings will receive a distribution of our available assets prior to the holders of our common stock. Our preferred stock may have a preference on dividend payments that could limit our ability to make a dividend distribution to the holders of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our common stockholders bear the risk of our future offerings reducing the market price of our common stock.

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Preferred Stock. The Series A Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Preferred Stock.

Item 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

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

At December 31, 2004, our agency mortgage-backed securities and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$201,515	4.4%	$—	—

Adjustable-Rate Investments/ Obligations:
Less than 3 months	335,616	7.3%	1,540,060	36.9%
Greater than 3 months and less than 1 year	1,106,030	24.1%	2,165,870	51.9%
Greater than 1 year and less than 2 years	902,916	19.7%	467,000	11.2%
Greater than 2 years and less than 3 years	1,504,897	32.8%	—	—
Greater than 3 years and less than 5 years	537,567	11.7%	—	—

Total	$4,588,541	100.0%	$4,172,930	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2004, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 184 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 304 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At December 31, 2004, we had unrestricted cash of $3.04 million available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Net Assets (excluding Belvedere Trust’s operations) as more fully discussed below based on investments in place at December 31, 2004, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements. Changes in Net Assets equals the change in value of our assets that Anworth carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. Anworth acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Anworth generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
–2.0%	–150%	0.4%
–1.0%	–106%	0.4%
0%	—	—
1.0%	–41%	–1.4%
2.0%	–75%	–3.5%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 73% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at December 31, 2004. Actual results could differ significantly from those estimated in the table.

The above table includes the effect of interest rate swap agreements. At December 31, 2004, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 3.6 years. The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and net assets (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
–2.0%	–118.4%	1.0%
–1.0%	–87.5%	0.7%
0%	—	—
1.0%	–46.4%	–1.7%
2.0%	–86.5%	–4.0%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual projected net income and Net Assets as more fully discussed below based on investments in place at December 31, 2004. Changes in Net Assets equals the change in value of our assets that Belvedere Trust carries at fair value rather than at historical amortized cost, and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Net Assets in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Net Assets
–2.0%	16.8%	1.6%
–1.0%	6.2%	0.9%
0%	—	—
1.0%	–14.5%	–2.0%
2.0%	–37.0%	–4.8%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 21.7% to 30.3% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at December 31, 2004. Actual results could differ significantly from those estimated in the table.

General

Many assumptions are made to present the information in the above tables, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for Anworth and Belvedere Trust. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest-rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

Management Report on Internal Control Over Financial Reporting

The management of Anworth Mortgage Asset Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. Anworth’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of prepared financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Anworth’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the company’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders of Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anworth Mortgage Asset Corporation (Anworth) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anworth’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Anworth’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Anworth maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anworth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation, as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the two years in the period ended December 31, 2004 of Anworth and our report dated March 15, 2005 expressed an unqualified opinion thereon.

Los Angeles, California

March 15, 2005

Item 9B.    OTHER INFORMATION

The Company’s current report on Form 8-K filed on February 1, 2005 reported that Charles Siegel is our Principal Accounting Officer. Thad M. Brown is our Principal Accounting Officer.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

Item 11.    EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2005.

PART IV

Item 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Report of Independent Public Registered Accounting Firm, PricewaterhouseCoopers LLP;
•	Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003;
•	Consolidated Statements of Income: Years Ended December 31, 2004, December 31, 2003 and December 31, 2002;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2004, December 31, 2003 and December 31, 2002;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2004, December 31, 2003 and December 31, 2002; and
•	Notes to Consolidated Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) The following exhibits are filed herewith:

Exhibit Number	Description

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004)

Exhibit Number	Description

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.15	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003)

Exhibit Number	Description

10.16	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003)

10.18	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.19	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

10.23	Sublease dated January 6, 2005 between Belvedere Trust Mortgage Corporation and Keefe, Bruyette & Woods, Inc.

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 15, 2005	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 15, 2005

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Accounting Officer)	March 15, 2005

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President Chief Investment Officer and Director	March 15, 2005

/s/ CHARLES H. BLACK Charles H. Black	Director	March 15, 2005

/s/ JOE E. DAVIS Joe E. Davis	Director	March 15, 2005

/s/ CHARLES F. SMITH Charles F. Smith	Director	March 15, 2005

/s/ LEE A. AULT, III Lee A. Ault, III	Director	March 15, 2005

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation and subsidiaries at December 31, 2004 and 2003 and the results of its operations, cash flows and comprehensive income for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anworth Mortgage Asset Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2005 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Los Angeles, California

March 15, 2005

REPORT OF INDEPENDENT PUBLIC REGISTERED ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Anworth Mortgage Asset Corporation:

In our opinion, the statements of income, of stockholders’ equity, of comprehensive income and of cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Anworth Mortgage Asset Corporation for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/    PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Los Angeles, CA

January 18, 2003

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2004	December 31, 2003
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,362,779	$3,954,019
Agency mortgage-backed securities at fair value	225,762	291,834

	4,588,541	4,245,853
Other mortgage-backed securities pledged to counterparties at fair value	63,470	—
Residential real estate loans	2,628,334	—
Allowance for loan losses	(591)	—
Cash and cash equivalents	3,042	196
Restricted cash	1,250	—
Interest and dividends receivable	28,141	17,007
Derivative instruments at fair value	6,399	—
Prepaid expenses and other	484	218

	$7,319,070	$4,263,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$23,244	$14,684
Repurchase agreements (Anworth Mortgage)	4,172,930	3,775,691
Repurchase agreements (Belvedere Trust)	544,506	—
Whole loan financing facilities	556,233	—
Mortgage-backed securities issued	1,494,851	—
Derivative instruments at fair value	2,278	—
Dividends payable	12,924	14,093
Accrued expenses and other	4,837	1,409

	$6,811,803	$3,805,877

Minority interest	231	—
Stockholders’ equity:
Series A cumulative preferred stock, par value $.01 per share, liquidation preference $25.00 per share; authorized 20,000 shares; 1,101 shares issued and outstanding	11	—
Common stock; par value $.01 per share; authorized 100,000 shares; 46,497 and 42,707 issued and outstanding, respectively	465	427
Additional paid-in capital	560,745	488,909
Accumulated other comprehensive loss consisting of unrealized losses	(42,598)	(21,933)
Accumulated deficit	(10,991)	(9,331)
Unearned restricted stock	(596)	(675)

	507,036	457,397

	$7,319,070	$4,263,274

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003	For the Year Ended December 31, 2002
Interest income net of amortization of premium and discount	$163,023	$100,077	$66,855
Interest expense	(97,949)	(45,661)	(29,576)

Net interest income	65,074	54,416	37,279

Gain on sale of securities	259	3,497	4,709

Net gain on derivative instruments	340	—	—
Expenses:
External management fee	—	—	(400)
External incentive fee	—	—	(1,741)
Compensation and benefits	(2,262)	(1,476)	(551)
Incentive compensation	(2,956)	(3,899)	(3,055)
Provision for loan losses	(591)	—	—
Cost to acquire external manager	—	—	(3,475)
Other expense	(3,766)	(2,343)	(1,096)

Total expenses	(9,575)	(7,718)	(10,318)

Income from operations before minority interest	56,098	50,195	31,670
Minority interest in net income of a subsidiary	(293)	—	—

Net income	$55,805	$50,195	$31,670
Dividend on preferred stock	$(369)	$—	$—

Net income available to common stockholders	$55,436	$50,195	$31,670

Basic earnings per share available to common stockholders	$1.23	$1.52	$1.81

Average number of shares outstanding	45,244	32,927	17,461

Diluted earnings per share available to common stockholders	$1.22	$1.52	$1.80

Average number of diluted shares outstanding	45,329	33,112	17,591

Dividends declared per preferred share	$0.335417	$—	$—

Dividends declared per common share	$1.25	$1.56	$2.00

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income	Total
Balance, December 31, 2001		6,951	$—	$70	$54,324	$705	$—	$—	$127	$—	$(229)	$—	$54,997
Issuance of common stock		18,335		182	201,493								201,675
Available-for-sale securities, fair value adjustment						14,155						14,155	14,155
Net income									31,670			31,670	31,670

Comprehensive income												$45,825

Restricted stock issuance		60		1	793					(794)			0
Amortization of restricted stock										40			40
Dividends declared—$2.00 per common share									(37,015)				(37,015)

Balance, December 31, 2002	—	25,346	$—	$253	$256,610	$14,860	$—	$—	$(5,218)	$(754)	$(229)		$265,522

Issuance of common stock		17,361		174	232,401								232,575
Retired treasury stock					(229)						229		0
Available-for-sale securities, fair value adjustment						(36,793)						(36,793)	(36,793)
Net income									50,195			50,195	50,195

Comprehensive income												$13,402

DER adjustment					127				(127)				0
Amortization of restricted stock										79			79
Dividends declared—$1.56 per common share									(54,181)				(54,181)

Balance, December 31, 2003	—	42,707	$—	$427	$488,909	$(21,933)	$—	$—	$(9,331)	$(675)	$—		$457,397

Issuance of Series A preferred stock	1,101		11		26,424								26,435
Issuance of common stock		3,790		38	45,412								45,450
Other comprehensive income						(23,558)	4,122	(1,229)				(20,665)	(20,665)
Net income									55,805			55,805	55,805

Total comprehensive income												$35,140

Amortization of restricted stock										79			79
Dividends declared—$0.335417 per preferred share									(369)				(369)
Dividends declared—$1.25 per common share									(57,096)				(57,096)

Balance, December 31, 2004	1,101	46,497	$11	$465	$560,745	$(45,491)	$4,122	$(1,229)	$(10,991)	$(596)	$—		$507,036

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2004	For the year ended December 31, 2003	For the year ended December 31, 2002
Operating Activities:
Net income	$55,805	$50,195	$31,670
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts (Anworth Mortgage)	47,619	38,934	14,248
Amortization of premiums and discounts (Belvedere Trust)	3,784	—	—
Gain on sale of agency securities	(102)	(3,497)	(4,709)
Gain on sale of securities in securitization	(157)	—	—
Gain on hedging instruments	(340)	—	—
Provision for loan losses	591	—	—
Adjustment for minority interest in net income	293	—	—
Amortization of restricted stock	79	79	40
Changes in assets and liabilities:
Non-cash portion of costs incurred in acquiring external manager	—	—	3,180
Increase in interest receivable	(11,135)	(5,334)	(9,380)
(Increase) decrease in prepaid expenses and other	(266)	984	(1,192)
Decrease (increase) in restricted cash	(1,250)	—	—
Increase in accrued interest payable	8,560	4,740	8,651
Decrease (increase) in accrued expenses and other	3,428	(467)	1,011

Net cash provided by operating activities	106,909	85,634	43,519
Investing Activities:
Available-for-sale agency securities:
Purchases	(2,281,202)	(3,560,512)	(2,855,365)
Proceeds from sales	119,356	174,879	272,512
Principal payments	1,748,572	1,497,654	538,563
Available-for-sale other mortgage-backed securities:
Purchases	(18,546)	—	—
Proceeds from sales	—	—	—
Principal payments	14,367	—	—
Residential real estate loans:
Purchases	(3,030,405)	—	—
Proceeds from sales	196,428	—	—
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	141,350	—	—

Net cash used in investing activities	(3,110,080)	(1,887,979)	(2,044,290)
Financing Activities:
Net borrowings from repurchase agreements	941,745	1,621,821	1,828,563
Net whole loan financing facilities borrowings	556,233	—	—
Borrowings on mortgage-backed securities issued	1,577,376	—	—
Repayments on mortgage-backed securities issued	(82,525)	—	—
Proceeds from preferred stock issued, net	26,435	—	—
Proceeds from common stock issued, net	45,449	232,575	198,495
Minority investments	50	—	—
Common stock dividends paid	(58,635)	(52,761)	(25,671)
Minority profit distributions	(111)	—	—

Net cash provided by financing activities	3,006,017	1,801,635	2,001,387

Net increase (decrease) in cash and cash equivalents	2,846	(710)	616
Cash and cash equivalents at beginning of period	$196	$906	$290

Cash and cash equivalents at end of period	$3,042	$196	$906

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$89,389	$40,921	$20,925
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	$64,451	$—	$—
Common stock issued in connection with acquisition of external manager	$—	$—	$3,180
Restricted stock issued	—	—	794
Retirement of treasury stock	—	229	—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Net income	$55,805	$50,195	$31,670
Available-for-sale agency securities, fair value adjustment	(23,558)	(36,793)	14,155
Other mortgage-backed securities, fair value adjustment	(1,229)	—	—
Unrealized losses on cash flow hedges	(128)	—	—
Reclassification adjustment for interest expense included in net income	4,250	—	—

	(20,665)	(36,793)	14,155
Comprehensive income	$35,140	$13,402	$45,825

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets. Through December 31, 2004, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by us and 50% by the executive officers of Belvedere Trust. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

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

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified special purpose entities are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in VIEs under FIN 46 in the Investments in Residential Real Estate Loans footnote.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States. The

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated.

A summary of the Company’s significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted Cash

Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for mortgage-backed securities issued, cash pledged as collateral on certain interest rate agreements and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in under “Accrued Expenses and Other” liabilities on our consolidated balance sheets.

Mortgage-Backed Securities (MBS)

Relative to our investment grade agency MBS portfolio, we have invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $63.5 million. This amount consists of approximately $45 million in securities that were retained from our first securitization during the first quarter of 2004. The remaining balance of approximately $18 million were securities that were purchased from major issuers.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear credit risk associated with mortgages with a face value of $179 million (see Note 3).

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of December 31, 2004, we have not sold the subordinate securities from our securitizations to third parties.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency and non-agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at December 31, 2004, aggregated by investment category and length of time:

	Less than 12 months		12 months or more		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$2,727,897	(24,068)	$1,390,293	(23,290)	$4,118,190	(47,358)
Other mortgage-backed securities	$58,163	(1,302)	$—	—	$58,163	(1,302)

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our Belvedere Trust subsidiary maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for Loan Losses” on the consolidated balance sheets.

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses inherent in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on our real estate loans is established by taking loan loss provisions through our consolidated statements of income. The Company does not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our Repurchase Agreements to fixed rate obligations over a period up to five years. Under interest rate swap contracts, we agree to pay an amount equal to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a specified fixed-rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges. We do not issue or hold derivative contracts for speculative purposes.

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

Accounting for Derivatives and Hedging Activities

In accordance with FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or FASB 133, as amended by FASB No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, or FASB 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB 133.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in Other Comprehensive Income, and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value. Hedge ineffectiveness, if any, is recorded in current-period earnings.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with its loan acquisitions, Belvedere Trust enters into forward loan purchase commitments. Belvedere Trust uses Eurodollar futures to mitigate the impact of rising interest rates on planned securitization funding. Both of these are treated as derivatives, carried at fair value and any changes in fair value are recognized in current-period earnings.

Credit Risk

At December 31, 2004, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate mortgage-backed securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At December 31, 2004, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At December 31, 2004, we had no assets on which an impairment charge had been taken.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest.

We establish and maintain an allowance for estimated loan losses on our residential real estate loans. The allowance for loan losses is based upon estimates of inherent losses on the portfolio of residential loans. Various factors, including borrowers’ credit scores and loan-to-value ratios, are used to estimate losses. A provision for loan losses is recognized through our consolidated statements of income.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. Accordingly, we will not be subject to Federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of the Company, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. In general, a TRS of the Company may hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of December 31, 2004, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 10%. At December 31, 2004, BT Finance and subsidiaries had approximately $3 million of federal net operating losses, resulting in an immaterial deferred tax asset that is fully reserved. A more detailed description of federal income tax considerations regarding the Company’s qualifications and taxation as a REIT appears on page 11.

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

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) which is effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. This statement replaces FASB 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. The provisions of FASB 123(R) are not expected to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have a material effect on the Company’s financial statements. Prior to the effective date of FASB 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by FASB 148.

As required by SFAS 123, as amended by SFAS 148, we provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income would have been reduced to the pro forma amounts indicated below for fiscal years ended December 31:

(in thousands, except per share amounts)	2004	2003	2002
Net income available to common stockholders, as reported	$55,436	$50,195	$31,670
Add: Stock-based compensation expense included in Net Income	79	79	40
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	235	276	68

Pro forma net income	$55,280	$49,998	$31,642
Basic income per share, as reported	$1.23	$1.52	$1.81
Pro forma basic income per share	$1.22	$1.52	$1.81
Diluted income per share, as reported	$1.22	$1.52	$1.80
Pro forma diluted income per share	$1.22	$1.51	$1.80

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	2004	2003	2002
Assumptions:
Dividend yield	10.00%	11.00%	17.00%
Expected volatility	32.00%	32.00%	27.00%
Risk-free interest rate	2.97%	3.52%	4.30%
Expected lives	6.4 years	8.4 years	8.8 years

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the year ended December 31, 2004
Basic EPS	$55,436	45,244	$1.23
Effect of dilutive securities: Stock options	—	85	(0.01)

Diluted EPS	$55,436	45,329	$1.22

For the year ended December 31, 2003
Basic EPS	$50,195	32,927	$1.52
Effect of dilutive securities: Stock options	—	185	—

Diluted EPS	$50,195	33,112	$1.52

For the year ended December 31, 2002
Basic EPS	$31,670	17,461	$1.81
Effect of dilutive securities: Stock options	—	130	(0.01)

Diluted EPS	$31,670	17,591	$1.80

Accumulated Other Comprehensive Income (Loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FASB 133.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF applies to all debt and equity securities currently accounted for under FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”. EITF 03-1 requires evaluation of whether impairment is other than temporary. An impairment loss is equal to the difference between the investment’s cost and fair value. An impairment is considered other than temporary if the investor does not have the ability and intent to hold for a reasonable period of time sufficient for recovery of fair value and if it is probable that the investor will be unable to collect all contractual amounts due or if the impairment is considered other than a minor impairment. A minor impairment is considered 5% or less of value. For ordinary debt securities with no credit problems where the decrease in fair value is caused solely by rising interest rates, an impairment is deemed other than temporary unless the investor has the ability and intent to hold for a reasonable

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

period of time sufficient for recovery of fair value or if it is considered a minor impairment. The Company does not believe this EITF will have a material impact on its financial statements as the Company has reviewed its securities portfolio and does not consider those securities that have been in a continuous loss position for 12 months or more to be other than temporarily impaired due to the fact that they are government-sponsored agency securities with limited credit risk and the Company has the ability and intent to hold these securities until a forecasted recovery, which may mean until maturity. The FASB suspended the effective date of the consensus, other than disclosure requirements.

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) which is effective for all public entities as of the first interim reporting period that begins after June 15, 2005. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement replaces FASB 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. The provisions of FASB 123 (R) are not expected to have a material effect on the Company’s financial statements.

NOTE 2.    SECURITIES

The following table summarizes our mortgage-backed securities classified as available-for-sale as of December 31, 2004 and 2003, which are carried at their fair value (amounts in thousands):

December 31, 2004

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$131,686	$1,141,429	$3,334,582	$4,607,697
Paydowns receivable	—	26,335	—	26,335
Unrealized gains	—	228	1,639	1,867
Unrealized losses	(2,461)	(10,082)	(34,815)	(47,358)

Fair value	$129,225	$1,157,910	$3,301,406	$4,588,541

Other MBS
Amortized cost	$64,699
Unrealized losses	(1,302)
Unrealized gains	73

Fair value	$63,470

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2003

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$203,336	$1,046,725	$3,000,831	$4,250,892
Paydowns receivable	—	16,894	—	16,894
Unrealized gains	—	1,204	4,562	5,766
Unrealized losses	(1,941)	(5,306)	(20,452)	(27,699)

Fair value	$201,395	$1,059,517	$2,984,941	$4,245,853

The following table summarizes our agency securities at their fair value as of December 31, 2004 and 2003 (amounts in thousands):

December 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,427,620	$2,955,923	$205,717	$18,437	$4,607,697
Paydowns receivable	8,929	17,406	—	—	26,335
Unrealized gains	896	504	425	42	1,867
Unrealized losses	(14,278)	(28,453)	(4,627)	—	(47,358)

Fair value	$1,423,167	$2,945,380	$201,515	$18,479	$4,588,541

December 31, 2003

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,133,587	$2,682,363	$404,677	$30,265	$4,250,892
Paydowns receivable	5,539	11,355	—	—	16,894
Unrealized gains	1,490	2,024	2,240	12	5,766
Unrealized losses	(4,903)	(17,416)	(5,181)	(199)	(27,699)

Fair value	$1,135,713	$2,678,326	$401,736	$30,078	$4,245,853

NOTE 3.    SECURITIZATION ACTIVITIES

Five of the six securitization transactions in the year ended December 31, 2004 utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The residential real estate loans remain as assets on our balance sheet subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “mortgage-backed securities issued.”

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the three months ended December 31, 2004, Belvedere Trust transferred approximately $1.1 billion of residential mortgage loans in two separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. During the three months ended September 30, 2004, we transferred approximately $391 million of residential mortgage loans to a securitization

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trust pursuant to a pooling and third party servicing agreement dated as of July 1, 2004. During the three months ended June 30, 2004, we transferred approximately $345 million of residential mortgage loans (of which $147 million were purchased during the second quarter of 2004) to a securitization trust pursuant to a pooling and third party servicing agreement dated as of April 1, 2004, and we acquired approximately $314 million of residential mortgage loans which were transferred to a securitization trust pursuant to a pooling and third party servicing agreement dated as of May 1, 2004. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The transaction was accounted for as a sale. The net proceeds of the sale were used primarily to pay off a warehouse line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at December 31, 2004, of all the securities from this transaction was $179 million; the amount derecognized was $134 million and the amount recognized as our retained securities was $45 million. The delinquent amount of all the principal balances from this transaction was $3 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at December 31, 2004:

Change in Interest Rates	Projected Percentage Change in Retained Securities
-2.0%	1.3%
-1.0%	0.7%
0%	—
1.0%	-2.0%
2.0%	-5.4%

At December 31, 2004, we had acquired approximately $578 million in residential mortgage loans (including related premiums) which are scheduled to be securitized at a later date.

NOTE 4.    RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $2.63 billion at December 31, 2004 includes $578 million of loans pending securitization and $2.05 billion in loans which have been financed through securitization.

The following table represents the changes at December 31, 2004 in our residential real estate loans (in thousands):

Balance, beginning of year	$—

New loan acquisitions	3,030,405
Sales (other than to consolidated securitization trusts)(1)	(258,164)
Principal repayments	(141,350)
Premium amortization	(3,079)
Net recognized gains and valuation adjustments	522

Balance, end of year	$2,628,334

(1)	Includes related premium

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes at December 31, 2004 in our residential allowance for loan losses (in thousands):

Balance, beginning of year	$—
Additions	591

Balance, end of year	$591

NOTE 5.    REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at December 31, 2004, our repurchase agreements had a weighted average term to maturity of 184 days and a weighted average borrowing rate of 2.25%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 304 days with a weighted average borrowing rate of 2.34%. At December 31, 2004, agency MBS with a fair value of approximately $4.36 billion have been pledged as collateral under the repurchase agreements.

At December 31, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	36.9%
3 months to less than 1 year	51.9%
1 year to less than 2 years	11.2%
2 years to less than 3 years	—
Greater than 3 years	—

100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements to finance most of our other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At December 31, 2004, our repurchase agreements had a weighted average term to maturity of 313 days and a weighted average borrowing rate of 2.65%.

At December 31, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	47.5%
3 months to less than 1 year	3.1%
1 year to less than 2 years	44.5%
2 years to less than 3 years	4.9%
Greater than 3 years	—

100.0%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.    MORTGAGE-BACKED SECURITIES ISSUED AND WAREHOUSE LOANS

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to February 2035. At December 31, 2004, whole loans with a face value of approximately $2 billion have been pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At December 31, 2004, loans with a face value of approximately $567 million have been pledged as collateral under these facilities.

The following table represents, at December 31, 2004, the principal payments of the mortgage-backed securities issued and the warehouse loans for each of the succeeding five years:

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$556,233	$—	$—	$—	$—
Mortgage-backed securities issued	373,523	280,142	210,107	157,580	118,185

The warehouse loans are short-term credit facilities. The total balance owed on the warehouse loans, as of December 31, 2004, is due in 2005. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

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

The following table of the estimated fair value of financial instruments at December 31, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2004
	(in thousands)
	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$577,932	$578,189
Residential real estate loans securitized	2,050,402	2,039,828
Mortgage-backed securities issued	1,494,851	1,493,213

These fair value estimates at December 31, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

•	Residential real estate loans are carried on the consolidated balance sheets at historical cost, net of amortization, as we hold these assets for investment. The fair value of the residential real estate loans is calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value are inherently subjective in nature, involve matters of uncertainty and judgment and do not necessarily indicate the amounts that could be received in a current market exchange;

•	The estimated fair value of mortgage-backed securities issued (obligations due on pass-through certificates) is based on dealers’ quotes.

NOTE 8.    PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the year ended December 31, 2004, we issued 3,430,598 shares of common stock under the plan, resulting in proceeds to us of approximately $41.6 million.

In April 2004, we entered into a sales agreement with Cantor to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. Sales of the shares are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. Commencing September 15, 2004 through the year ended December 31, 2004, we sold 292,500 shares under the controlled equity offering program which provided net proceeds to us of approximately $3.2 million. Cantor received an aggregate of approximately $99,000, which represents a commission of 3% on the gross sales price per share under the sales agreement through December 31, 2004. The sales agreement with Cantor has subsequently been amended to provide for the sale of up to 2.0 million shares of Series A Preferred Stock

In May 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of December 31, 2004, $269 million of our securities remained available for issuance under the registration statement.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative Preferred Stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

At December 31, 2004, our authorized capital included 20 million shares of $.01 par value preferred stock, of which 1.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

During the year ended December 31, 2004, various officers and employees exercised stock options to purchase approximately 68,000 shares, resulting in proceeds to us of approximately $0.6 million.

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the year ended December 31, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $2,723,000 in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2004, the value of the 48,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease 5,500 square feet of office space

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from PIA and pay at a rate equal to PIA’s obligation, currently $46.72 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2004, we paid $253,196 in rent to PIA under the sublease which is included in “Other Expenses” on the consolidated statements of income. During the year ended December 31, 2003, we paid $249,269 in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$260,792	$268,611	$276,669	$1,350,241	$2,156,313

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other Expenses” on the consolidated statements of income are fees of $249,396 paid to PIA in connection with this agreement during the year ended December 31, 2004. During the year ended December 31, 2003, we paid fees of $197,360 to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets. As of December 31, 2004, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the year ended December 31, 2004, Belvedere Trust paid BT Management incentive compensation of $714,000.

Certain of our executive officers serve as officers and directors of Belvedere Trust and officers and managers of BT Management (and certain of our employees are also employees of BT Management). Our employees who are also employed by BT Management may receive compensation from BT Management in the form of salary, employee benefits and incentive compensation. The compensation of all BT Management employees is the responsibility of the BT Management board of directors. However, compensation paid by BT Management to our executive officers who also serve as officers, managers or employees of BT Management is subject to approval of the compensation committee of Anworth’s board of directors.

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

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1,000,000 annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Chief Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1,000,000 in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Chief Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Chief Executive Officer, and Joseph McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year.

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the plan.

NOTE 10.    STOCK OPTION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Stock Option Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Stock Option Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2004, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Internal Revenue Code, and other stock-based awards. The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of December 31, 2004, 1,639,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The Stock Option Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.

A summary of stock option transactions for the plan follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	999,174	$11.719	655,719	$10.096	395,539	$7.577
Granted	452,000	12.47	427,300	13.80	494,245	10.712
Exercised	(67,504)	10.116	(83,305)	9.63	(234,605)	7.149
Expired	—	—	—	—	—	—

Outstanding, end of year	1,383,670	$12.042	999,174	$11.719	655,179	$10.096

Weighted average fair value of options granted during the year	1.23		0.92		0.31
Options exercisable at year end	1,063,670		571,874		299,179

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2004:

Exercise Price	Options Outstanding	Remaining Contractual Life (Yrs.)	Exercisable at 12/31/04
$ 4.60	2,644	4.3	2,644
$ 6.70	520	6.5	520
$ 7.10	9,000	6.6	9,000
$ 7.37	—	1.5	—
$ 7.81	25,000	1.6	25,000
$ 9.00	65,961	3.2	65,961
$ 9.45	127,245	7.1	127,245
$11.20	264,000	7.8	264,000
$11.25	10,000	7.8	10,000
$13.80	427,300	8.3	427,300
$12.47	452,000	4.3	132,000

	1,383,670		1,063,670

NOTE 11.    HEDGING INSTRUMENTS

At December 31, 2004, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.6 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2004, there were unrealized gains of $4.1 million on our swap agreements included in Other Comprehensive Income (consisting of unrealized losses on cash flow hedges of $0.1 million and a reclassification adjustment for interest expense included in net income of $4.2 million) and shown as derivative instruments at fair value on the consolidated balance sheets as an asset of $6.4 million and a liability of $2.3 million.

For the year ending December 31, 2004, there was a net gain of $1,456 recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. As of December 31, 2004, the estimated amount of net losses that is expected to be reclassified into earnings within the next 12 months due to the variability of cash flows of the hedged transactions (i.e., when the periodic settlement interest payments are due) is $1.4 million. The maximum length of our swap agreements is 4.5 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

During the year ended December 31, 2004, we also entered in Eurodollar transactions in order to mitigate the impact of rising interest rates on planned securitization funding. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions.

Belvedere Trust recognized gains, net of recognized losses, of $340,000 on Eurodollar futures during the year ended December 31, 2004.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short term, there may be either gain or loss recognized into earnings but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of December 31, 2004, the Company had entered into approximately $351 million in forward loan purchase commitments for which the market value had not significantly fluctuated from the inception of the commitment to December 31, 2004. These forward loan purchase commitments did not experience significant fluctuations in value during the periods for which the commitments were open.

NOTE 12.    COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—The Company subleases office space and uses administrative services from PIA, as more fully described in Note 9.

(b)	Loan Purchase Commitment—As of December 31, 2004, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $351 million.

NOTE 13.    OTHER EXPENSE

	Schedule of Other Expense (in thousands) Year ended December 31,
	2004	2003	2002
Professional services	$803	$377	$395
Fees related to loan acquisitions	528	—	—
Printing and stockholder communications	231	155	138
D&O insurance	359	328	129
Software and implementation	293	99	—
Administrative service fees	277	197	40
Rent	275	249	133
Fees relating to stock	273	318	58
Consulting	182	—	—
Other	545	620	203

Total of Other Expense	$3,766	$2,343	$1,096

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2004 and 2003 (unaudited). Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2004 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount	$35,246	$32,904	$42,367	$52,506
Interest expense	(14,940)	(19,346)	(27,575)	(36,088)

Net interest income	20,306	13,558	14,792	16,418
Gain on sale of securities	157	102	1	(1)
Net gain on derivative instruments	(203)	532	(59)	70
Expenses	(2,387)	(1,820)	(2,496)	(2,872)

Income from operations before income taxes and minority interest	17,873	12,372	12,238	13,615
Income taxes	—	(79)	—	79
Minority interest in net income of a subsidiary	—	(103)	(72)	(118)

Net income	$17,873	$12,190	$12,166	$13,576

Dividend on preferred stock	—	—	—	(369)

Net income available to common stockholders	$17,873	$12,190	$12,166	$13,207

Basic earnings per share available to common stockholders	$0.41	$0.27	$0.27	$0.29
Diluted earnings per share available to common stockholders	$0.41	$0.27	$0.26	$0.28
Average number of diluted shares outstanding	43,823	45,101	45,925	46,434

For the year ended December 31, 2003 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount	$23,327	$24,370	$22,774	$29,606
Interest expense	(10,210)	(10,802)	(11,647)	(13,002)

Net interest income	13,117	13,568	11,127	16,604
Gain on sale of securities	652	2,140	706	—
Expenses	(1,947)	(2,136)	(1,466)	(2,170)

Net income available to common stockholders	$11,822	$13,572	$10,367	$14,434

Basic earnings per share available to common stockholders	$0.46	$0.45	$0.29	$0.36
Diluted earnings per share available to common stockholders	$0.46	$0.45	$0.29	$0.35
Average number of diluted shares outstanding	25,926	30,147	35,618	40,660

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.    SUBSEQUENT EVENTS

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor to sell up to 2.0 million shares of our Series A Preferred Stock, and up to 5.7 million shares of our Common Stock, from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Preferred Stock and Common Stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. From January 19, 2005 through March 14, 2005, we sold 509,200 shares of Series A Preferred Stock under the controlled equity offering program which provided net proceeds to us of approximately $12.6 million. The sales agent received an aggregate of approximately $337,000, which represents an average commission of approximately 2.6% on the gross sales price per share.

On January 28, 2005, BellaVista Funding Corporation completed a securitization of mortgage-backed securities backed by adjustable-rate and hybrid mortgage loans. The total amount of the securities underwritten was approximately $898 million. These mortgage loans were purchased by BellaVista Funding Corporation from Belvedere Trust Finance Corporation, another of our wholly-owned indirect subsidiaries. Belvedere Trust has previously completed six other securitizations of mortgage loans and, since its formation, has securitized $3.3 billion of mortgage loans.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

10.1

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004)

10.2

2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3

2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4

Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.6

Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.7

Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

Exhibit Number	Description
10.8

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.9

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.10

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.11

Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.12

Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.13

Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.14

Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.15

Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003)

10.16

Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003)

10.18

BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.19

Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

Exhibit Number	Description
10.20

Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.21

Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.22

Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

10.23	Sublease dated January 6, 2005 between Belvedere Trust Mortgage Corporation and Keefe, Bruyette & Woods, Inc.

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

23.2	Consent of PricewaterhouseCoopers LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002