Form 10-Q
period 2005-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2005-05-09
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 6, 2005, the Registrant had 1,790,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 47,376,618 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,510,946	$4,362,779
Agency mortgage-backed securities at fair value	271,026	225,762

	4,781,972	4,588,541
Other mortgage-backed securities pledged to counterparties at fair value	59,147	63,470
Residential real estate loans	2,879,583	2,628,334
Allowance for loan losses	(888)	(591)
Cash and cash equivalents	24,958	3,042
Restricted cash	1,250	1,250
Interest and dividends receivable	30,983	28,141
Derivative instruments at fair value	11,361	6,399
Prepaid expenses and other	7,112	484

	$7,795,478	$7,319,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$28,237	$23,244
Repurchase agreements (Anworth Mortgage)	4,323,865	4,172,930
Repurchase agreements (Belvedere Trust)	568,888	544,506
Whole loan financing facilities	11,683	556,233
Mortgage-backed securities issued	2,259,808	1,494,851
Junior subordinated notes	37,380	—
Derivative instruments at fair value	523	2,278
Dividends payable	868	12,924
Accrued expenses and other	36,605	4,837

	$7,267,857	$6,811,803

Minority interest	367	231
Stockholders’ equity:
Series A cumulative preferred stock, par value $0.01 per share, liquidation preference $25.00 per share; authorized 20,000 shares; 1,761 and 1,101 shares issued and outstanding, respectively	18	11
Common stock, par value $0.01 per share; authorized 100,000 shares; 47,160 and 46,497 issued and outstanding, respectively	472	465
Additional paid-in capital	583,274	560,745
Accumulated other comprehensive loss consisting of unrealized losses	(58,557)	(42,598)
Accumulated earnings (deficit)	2,623	(10,991)
Unearned restricted stock	(576)	(596)

	527,254	507,036

	$7,795,478	$7,319,070

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Interest income net of amortization of premium and discount	$66,440	$35,246
Interest expense	(48,763)	(14,940)

Net interest income	17,677	20,306

Gain on sale of securities	—	157
Net gain (loss) on derivative instruments	—	(203)
Expenses:
Compensation and benefits	(877)	(396)
Incentive compensation	(772)	(1,125)
Provision for loan losses	(297)	—
Other expenses	(1,113)	(866)

Total expenses	(3,059)	(2,387)

Income from operations before minority interest	14,618	17,873

Minority interest in net income of a subsidiary	(136)	—

Net income	$14,482	$17,873

Dividend on Series A cumulative preferred stock	$(868)	$—

Net income available to common stockholders	$13,614	$17,873

Basic earnings per share available to common stockholders	$0.29	$0.41

Weighted average number of shares outstanding	46,839	43,677

Diluted earnings per share available to common stockholders	$0.29	$0.41

Weighted average number of diluted shares outstanding	46,876	43,823

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTH ENDED MARCH 31, 2005

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Accum. Earnings (Deficit)	Unearned Restricted Stock	Comprehensive Income	Total
Balance, December 31, 2004	1,101	46,497	$11	$465	$560,745	$(45,491)	$4,122	$(1,229)	$(10,991)	$(596)		$507,036
Issuance of Series A preferred stock	660		7		16,127							16,134
Issuance of common stock		663		7	6,402							6,409
Other comprehensive income (loss)						(22,589)	6,717	(87)			(15,959)	(15,959)
Net income									14,482		14,482	14,482

Total comprehensive loss											$(1,477)

Amortization of restricted stock										20		20
Dividends declared—$0.539063 per preferred share									(868)			(868)

Balance, March 31, 2005	1,761	47,160	$18	$472	$583,274	$(68,080)	$10,839	$(1,316)	$2,623	$(576)		$527,254

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Operating Activities:
Net income	$14,482	$17,873
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts (Anworth Mortgage)	9,150	9,200
Amortization of premiums and discounts (Belvedere Trust)	3,184	223
Gain on sales of securities in securitization	—	(157)
Loss on hedging instruments	—	203
Provision for loan losses	297	—
Adjustment for minority interest in net income	136	—
Amortization of restricted stock	20	20
Changes in assets and liabilities:
(Increase) in interest receivable	(2,842)	(2,407)
(Increase) in prepaid expenses and other	(4,408)	(243)
Increase in accrued interest payable	4,993	2,764
Increase in accrued expenses and other	31,768	239

Net cash provided by operating activities	56,780	27,715
Investing Activities:
Available-for-sale agency securities:
Purchases	(589,848)	(633,887)
Principal payments	364,677	332,170
Available-for-sale other mortgage-backed securities:
Purchases	—	(462,857)
Proceeds from sales	—	196,428
Principal payments	3,916	590
Residential real estate loans:
Purchases	(365,565)	—
Principal payments	1,217	—
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	113,959	—

Net cash used in investing activities	(471,644)	(567,556)
Financing Activities:
Borrowings from repurchase agreements	5,115,218	2,181,479
Repayments on repurchase agreements	(4,939,901)	(1,833,728)
Borrowings on whole loan financing facilities	351,109	434,460
Repayments on whole loan financing facilities	(895,659)	(245,949)
Borrowings on mortgage-backed securities issued	848,139	—
Repayments on mortgage-backed securities issued	(86,906)	—
Proceeds from junior subordinated notes issued, net	35,160	—
Proceeds from preferred stock issued, net	16,134	—
Proceeds from common stock issued, net	6,409	21,140
Minority investments	—	50
Preferred stock dividends paid	(369)	—
Common stock dividends paid	(12,554)	(14,093)

Net cash provided by financing activities	436,780	543,359

Net increase in cash and cash equivalents	21,916	3,518
Cash and cash equivalents at beginning of period	$3,042	$196

Cash and cash equivalents at end of period	$24,958	$3,714

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$43,770	$12,176
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	—	64,451
Mortgage-backed securities purchased, not yet settled	$—	$99,331

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2005	2004
Net income	$14,482	$17,873
Available-for-sale agency securities, fair value adjustment	(22,589)	14,895
Other mortgage-backed securities, fair value adjustment	(87)	—
Unrealized gains on cash flow hedges	5,817	—
Reclassification adjustment for interest expense included in net income	900	—

	(15,959)	14,895
Comprehensive income (loss)	$(1,477)	$32,768

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997. We commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998 upon completion of the initial public offering of our common stock. We seek attractive long-term investment returns primarily by investing our equity capital and borrowed funds in mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid first-lien and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities while pledging the balance to third parties in the secondary market. The mortgage-backed securities that are retained (classified on our consolidated balance sheets as “residential real estate loans”) are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation) which, in turn, establish special purpose entities that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of March 31, 2005, Belvedere Trust’s assets comprised 38% of our overall assets. At December 31, 2004, Belvedere Trust’s assets comprised 37% of our overall assets. Through March 31, 2005, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

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

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB No. 51. This interpretation provides guidance on how to identify a variable interest entity, or VIE, and when a company should include in its financial statements the assets, liabilities and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated VIEs. Significant intercompany accounts and transactions have been eliminated.

A summary of the Company’s significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted Cash

Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for mortgage-backed securities issued, cash pledged as collateral on certain interest rate agreements and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in “Accrued expenses and other liabilities” on our consolidated balance sheets.

Mortgage-Backed Securities (MBS)

Relative to our investment grade agency MBS portfolio, we have invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $59 million. This amount consists of approximately $41 million in securities that were retained from our first securitization during the first quarter of 2004. The remaining balance of approximately $18 million were securities that were purchased from major issuers.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear credit risk associated with mortgages with a face value of $161 million (see Note 3).

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of March 31, 2005, we have not sold the first loss securities from our securitizations to third parties.

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency and non-agency securities as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at March 31, 2005, aggregated by investment category and length of time:

	Less Than 12 Months		12 Months or More		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$2,210,663	(24,974)	$2,342,269	(44,233)	$4,552,932	(69,207)
Other mortgage-backed securities	$53,732	(1,503)	$—	—	$53,732	(1,503)

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

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt (see Note 6) until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Premiums or discounts are amortized into current operations.

To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae and the Government National Mortgage Association, or Ginnie Mae, or to secondary market standards for high credit-quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

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

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement or enter into new repurchase agreements at the then prevailing financing rate. When repurchase agreements are renewed, the future repurchase price is reset. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our repurchase agreements to fixed-rate obligations over a period up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges. We do not issue or hold derivative contracts for speculative purposes.

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

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust uses Eurodollar futures. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. We do not designate the Eurodollar futures for hedge accounting.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value. Hedge ineffectiveness, if any, is recorded in current-period earnings.

We formally document all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

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

In connection with its loan acquisitions, Belvedere Trust enters into forward loan purchase commitments. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust uses Eurodollar futures. Both of these are treated as derivatives, carried at fair value and any changes in fair value are recognized in current-period earnings.

Credit Risk

At March 31, 2005, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate mortgage-backed securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At March 31, 2005, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At March 31, 2005, we had no assets on which an impairment charge had been taken.

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

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of the Company, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. In general, a TRS of the Company may hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of March 31, 2005, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 5%.

A more detailed description of federal income tax considerations regarding the Company’s qualifications and taxation as a REIT appears in the Company’s 2004 Annual Report on Form 10-K on page 11.

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

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the interim reporting period for the first quarter of 2006. This statement replaces FASB 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. The provisions of FASB 123(R) are not expected to have a material effect on the Company’s financial statements. Prior to the effective date of FASB 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by FASB 148.

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

(in thousands, except per share amounts)	2005	2004
Net income available to common stockholders, as reported	$13,614	$17,873
Add: Stock-based compensation expense included in net income	20	20
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	59	119

Pro forma net income	$13,575	$17,774
Basic income per share, as reported	$0.29	$0.41
Pro forma basic income per share	$0.29	$0.41
Diluted income per share, as reported	$0.29	$0.41
Pro forma diluted income per share	$0.29	$0.41

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the period ending March 31:

	2005	2004
Assumptions:
Dividend yield	10.00%	11.00%
Expected volatility	32.00%	32.00%
Risk-free interest rate	2.97%	3.52%
Expected lives	6.4 years	8.4 years

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share amounts):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the three months ended Match 31, 2005
Basic EPS	$13,614	46,839	$0.29
Effect of dilutive securities: Stock options	—	37	—

Diluted EPS	$13,614	46,876	$0.29

For the three months ended March 31, 2004
Basic EPS	$17,873	43,677	$0.41
Effect of dilutive securities: Stock options	—	146	—

Diluted EPS	$17,873	43,823	$0.41

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

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for all public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the interim reporting period for the first quarter of 2006. This statement covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. This statement replaces FASB 123, “Accounting for Stock Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. The provisions of FASB 123 (R) are not expected to have a material effect on the Company’s financial statements.

On March 3, 2005, the FASB issued staff position (FIN 46(R)-5), “Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The determination as to whether an implicit variable interest exists should be based on whether, in substance, the reporting enterprise, through its relationship with the variable interest entities (“VIEs”) will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. The effective date of this position is the first reporting period beginning after March 3, 2005. This Company does not believe this will have a material impact on its financial statements, as it has disclosed its interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

NOTE 2.	SECURITIES

The following table summarizes our mortgage-backed securities classified as available-for-sale as of March 31, 2005 and December 31, 2004, which are carried at their fair value (amounts in thousands):

March 31, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$120,572	$1,314,327	$3,395,276	$4,830,175
Paydowns receivable	—	19,877	—	19,877
Unrealized gains	—	156	971	1,127
Unrealized losses	(2,023)	(15,742)	(51,442)	(69,207)

Fair value	$118,549	$1,318,618	$3,344,805	$4,781,972

				Other MBS
Amortized cost				$60,464
Unrealized losses				(1,503)
Unrealized gains				186

Fair value				$59,147

December 31, 2004

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$131,686	$1,141,429	$3,334,582	$4,607,697
Paydowns receivable	—	26,335	—	26,335
Unrealized gains	—	228	1,639	1,867
Unrealized losses	(2,461)	(10,082)	(34,815)	(47,358)

Fair value	$129,225	$1,157,910	$3,301,406	$4,588,541

				Other MBS
Amortized cost				$64,699
Unrealized losses				(1,302)
Unrealized gains				73

Fair value				$63,470

The following table summarizes our agency securities at their fair value as of March 31, 2005 and December 31, 2004 (amounts in thousands):

March 31, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,501,791	$3,116,177	$195,263	$16,944	$4,830,175
Paydowns receivable	7,535	12,342	—	—	19,877
Unrealized gains	771	40	292	24	1,127
Unrealized losses	(16,042)	(46,818)	(6,347)	—	(69,207)

Fair value	$1,494,055	$3,081,741	$189,208	$16,968	$4,781,972

December 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,427,620	$2,955,923	$205,717	$18,437	$4,607,697
Paydowns receivable	8,929	17,406	—	—	26,335
Unrealized gains	896	504	425	42	1,867
Unrealized losses	(14,278)	(28,453)	(4,627)	—	(47,358)

Fair value	$1,423,167	$2,945,380	$201,515	$18,479	$4,588,541

NOTE 3.	SECURITIZATION ACTIVITIES

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. During the first quarter ending March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. This transaction utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transaction being accounted for as a financing. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.3 billion of mortgage loans.

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The transaction was accounted for as a sale. The net proceeds of the sale were used primarily to pay off a warehouse line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at March 31, 2005, of all the securities from this transaction was $161 million; the amount of assets derecognized was $120 million and the amount recognized as our retained securities was $41 million. As of March 31, 2005, the delinquent amount of all the principal balances from this transaction was $2 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at March 31, 2005 and December 31, 2004:

	Projected Percentage Change in Retained Securities at
Change in Interest Rates	March 31, 2005	December 31, 2004
-2.0%	2.0%	1.3%
-1.0%	1.6%	0.7%
0%	—	—
1.0%	-2.9%	-2.0%
2.0%	-6.4%	-5.4%

At March 31, 2005, we had acquired approximately $12 million in residential mortgage loans (including related premiums) which are scheduled to be securitized at a later date.

NOTE 4.	RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $2.9 billion at March 31, 2005 includes $12 million of loans pending securitization and $2.87 billion in loans which have been financed through securitization.

The following table represents the changes at March 31, 2005 and December 31, 2004 in our residential real estate loans (in thousands):

	March 31, 2005	December 31, 2004
Balance, beginning of period	$2,628,334	$—

New loan acquisitions	365,565	3,030,405
Sales (other than to consolidated securitization trusts)(1)	—	(258,164)
Principal repayments	(115,176)	(141,350)
Premium amortization	(2,864)	(3,079)
Capitalized securitization costs and other adjustments	3,724	522

Balance, end of period	$2,879,583	$2,628,334

(1)	Includes related premium

The following table represents the changes at March 31, 2005 and December 31, 2004 in our residential allowance for loan losses (in thousands):

	March 31, 2005	December 31, 2004
Balance, beginning of period	$591	$—
Additions	297	591

Balance, end of period	$888	$591

NOTE 5.	REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at March 31, 2005, our repurchase agreements had a weighted average term to maturity of 144 days and a weighted average borrowing rate of 2.61%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 252 days with a weighted average borrowing rate of 2.66%. At March 31, 2005, agency MBS with a fair value of approximately $4.5 billion have been pledged as collateral under the repurchase agreements.

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

At March 31, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	March 31, 2005	December 31, 2004
Less than 3 months	52.9%	36.9%
3 months to less than 1 year	37.8%	51.9%
1 year to less than 2 years	9.3%	11.2%
2 years to less than 3 years	—	—
Greater than 3 years	—	—

	100.0%	100.0%

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements to finance most of its other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which they have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At March 31, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 289 days and a weighted average borrowing rate of 2.96%. At December 31, 2004, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 313 days and a weighted average borrowing rate of 2.65%.

At March 31, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	March 31, 2005	December 31, 2004
Less than 3 months	48.1%	47.5%
3 months to less than 1 year	4.5%	3.1%
1 year to less than 2 years	41.0%	44.5%
2 years to less than 3 years	6.4%	4.9%
Greater than 3 years	—	—

	100.0%	100.0%

NOTE 6.	MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to January 2045. At March 31, 2005, whole loans with a face value of approximately $2.8 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2004, whole loans with a face value of approximately $2 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At March 31, 2005, loans with a face value of approximately $12 million have been pledged as collateral under these facilities. At December 31, 2004, loans with a face value of approximately $567 million were pledged as collateral under these facilities.

The following tables represent, at March 31, 2005 and December 31, 2004, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

March 31, 2005

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$11,683	$—	$—	$—	$—
Mortgage-backed securities issued	438,421	455,159	341,369	256,027	192,020

December 31, 2004

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$556,233	$—	$—	$—	$—
Mortgage-backed securities issued	373,523	280,142	210,107	157,580	118,185

The whole loan financing facilities are short-term credit facilities. The total balance owed on the whole loan financing facilities, as of March 31, 2005, is due in 2005. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on contractual payments on the underlying loans as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

NOTE 7.	JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment will be made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after five years. We used the net proceeds of this private placement to invest in agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that it does not meet the requirements for consolidation.

NOTE 8.	FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The following table of the estimated fair value of financial instruments at March 31, 2005 and December 31, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2005		December 31, 2004
	(in thousands)		(in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$12,070	$12,265	$577,932	$578,189
Residential real estate loans securitized	2,867,513	2,855,336	2,050,402	2,039,828
Mortgage-backed securities issued	2,259,808	2,251,299	1,494,851	1,493,213

These fair value estimates at March 31, 2005 and December 31, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

•	Residential real estate loans are carried on the consolidated balance sheets at historical cost, net of amortization, as we hold these assets for investment. The fair value of the residential real estate loans is calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value are inherently subjective in nature, involve matters of uncertainty and judgment and do not necessarily indicate the amounts that could be received in a current market exchange;

•	The estimated fair value of mortgage-backed securities issued (obligations due on pass-through certificates) is based on dealers’ quotes.

NOTE 9.	PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended March 31, 2005, we issued 662,827 shares of common stock under the plan, resulting in proceeds to us of approximately $6.4 million.

On April 21, 2004, we entered into a sales agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 6.0 million shares of common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor to sell up to 2.0 million shares of our Series A

Preferred Stock, and up to 5.7 million shares of our Common Stock, from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Preferred Stock and Common Stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. From January 19, 2005 through March 31, 2005, we sold 659,200 shares of Series A Preferred Stock under the controlled equity offering program which provided net proceeds to us of approximately $16.1 million. The sales agent received an aggregate of approximately $404,000, which represents an average commission of approximately 2.4% on the gross sales price per share.

In May 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of March 31, 2005, $253 million of our securities remained available for issuance under the registration statement.

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative Preferred Stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

At March 31, 2005, our authorized capital included 20 million shares of $.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

NOTE 10.	TRANSACTIONS WITH AFFILIATES

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the quarter ended March 31, 2005, eligible employees under the 2002 Incentive Compensation Plan earned $0.6 million in incentive compensation. For the quarter ended March 31, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $1.1 million in incentive compensation.

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

At March 31, 2005, the value of the 48,000 unvested shares of restricted stock issued to the above executives is reflected on our consolidated balance sheets as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $46.72 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2005, we paid $64,235 in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income. During the three months ended March 31, 2004, we paid $62,363 in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income.

The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$196,557	$268,611	$276,669	$1,350,238	$2,092,075

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $63,867 paid to PIA in connection with this agreement during the three months ended March 31, 2005. During the three months ended March 31, 2004, fees of $59,710 were paid to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at March 31, 2005, Belvedere Trust’s assets comprised 38% of our overall assets. As of March 31, 2005, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three months ended March 31, 2005, Belvedere Trust paid BT Management incentive compensation of $491,000. For the three months ended March 31, 2004, Belvedere Trust did not pay BT Management any incentive compensation and carried forward a negative incentive accrual of $58,000.

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

NOTE 11.	STOCK OPTION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Stock Option Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Stock Option Plan authorized the grant of stock options and other stock-based awards, as of March 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Internal Revenue Code, and other stock-based awards. The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of March 31, 2005, 1,639,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The Stock Option Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.

NOTE 12.	HEDGING INSTRUMENTS

At March 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.4 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2005, there was an increase in unrealized gains of $6.7 million from $4.1 million at December 31, 2004 to $10.8 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $5.8 million and a reclassification adjustment for interest expense included in net income of $0.9 million) and shown as “Derivative instruments at fair value” on the consolidated balance sheets as an asset of $11.3 million and a liability of $0.5 million.

For the three months ending March 31, 2005, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4.3 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar transactions. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. We do not designate the Eurodollar futures for hedge accounting.

For the three months ended March 31, 2005, there were no recognized gains or recognized losses incurred on Eurodollar transactions. Belvedere Trust recognized losses, net of recognized gains, of $0 and $203,000 on Eurodollar futures during the quarters ended March 31, 2005 and March 31, 2004, respectively.

As of March 31, 2005, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short term, there may be either gain or loss recognized into earnings but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of March 31, 2005, the Company had entered into approximately $300 million in forward loan purchase commitments for which the market value had not significantly fluctuated from the inception of the commitment to March 31, 2005. These forward loan purchase commitments did not experience significant fluctuations in value during the periods for which the commitments were open.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—The Company subleases office space and uses administrative services from PIA as more fully described in Note 10.

(b)	We sublease 2,305 square feet of office space for our Belvedere operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$48,405	$64,540	$64,540	$37,648	$215,133

(c)	Loan Purchase Commitment—As of March 31, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $300 million.

NOTE 14.	OTHER EXPENSE

	Three Months Ended March 31,
	2005	2004
	(in thousands)
Legal and accounting fees	$254	$148
Fees related to loan acquisitions	182	100
Printing and stockholder communications	38	1
D&O insurance	84	89
Software and implementation	85	55
Administrative service fees	58	61
Rent	75	69
Stock exchange and filing fees	59	37
Custodian fees	32	22
Sarbanes-Oxley consulting fees	79	15
Other	167	269

Total of Other Expense	$1,113	$866

NOTE 15.	SUBSEQUENT EVENTS

On April 6, 2005, we declared a common stock dividend of $0.27 per share which is payable on May 17, 2005 to our common stockholders of record as of the close of business on April 29, 2005.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4 billion in asset-backed securities.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004 and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

As used in this Form 10-Q, “company,” “we,” “us,” “our,” “Anworth” and “Anworth Mortgage” refer to Anworth Mortgage Asset Corporation.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of March 31, 2005, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2004 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

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

On November 3, 2003, we formed a wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate, hybrid and second-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained (classified on our consolidated balance sheets as “Residential real estate loans”) are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities, or SPE, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of March 31, 2005, Belvedere Trust’s assets comprised 38% of our overall assets. Through March 31, 2005, we had made an investment of approximately $96 million in Belvedere Trust to capitalize its mortgage operations.

In January 2003, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (FIN 46). In December 2003, FASB issued FIN No. 46R which replaced FIN 46 and clarified ARB 51. This interpretation provides guidance on how to identify a variable interest entity, or VIE, and when a company should include in its financial statements the assets, liabilities and activities of a VIE. Under FIN 46, a company must consolidate a VIE when it is considered to be its primary beneficiary. The primary beneficiary is the entity that will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. We disclose our interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote to the accompanying consolidated financial statements.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. During the first quarter ending March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. This transaction utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transaction being accounted for as a financing. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.3 billion of mortgage loans.

During the three months ended March 31, 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The transaction was accounted for as a sale. The net proceeds of the sale were used primarily to pay off a warehouse line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at March 31, 2005, of all the securities from this transaction was $161 million; the amount of assets derecognized was $120 million and the amount recognized as our retained securities was $41 million. As of March 31, 2005, the delinquent amount of all the principal balances from this transaction was $2 million and there have been no credit losses to date.

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

At March 31, 2005, we had total assets of $7.8 billion. Our portfolio consisted of $4.8 billion of agency mortgage-backed securities allocated as follows: 31% agency adjustable-rate mortgage-backed securities, 64% agency hybrid adjustable-rate mortgage-backed securities, 4% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at March 31, 2005 were approximately $59 million, mostly retained from our first whole loan securitization. Mortgage loans held for securitization at March 31, 2005 were $12 million and securitized mortgage loans were $2.87 billion. As of March 31, 2005, Belvedere Trust’s assets comprised 38% of our overall assets, or approximately $2.9 billion in mortgage-related assets. Our total equity at March 31, 2005 was $527 million. Common stockholders’ equity was approximately $483 million, or $10.25 per share. For the three months ended March 31, 2005, we reported net income of $14.5 million, or $0.29 per diluted share available to common stockholders.

Results of Operations

Three Months Ended March 31, 2005 Compared to March 31, 2004

For the three months ended March 31, 2005, our net income was $14,482,000, or $0.29 per diluted share available to common stockholders, based on an average of 46,876,000 shares outstanding. For the three months ended March 31, 2004, our net income was $17,873,000, or $0.41 per diluted share available to common stockholders, based on an average of 25,926,000 shares outstanding.

Net interest income for the three months ended March 31, 2005 totaled $17,677,000 or 27% of total interest income, compared to $20,306,000, or 58% of total interest income, for the three months ended March 31, 2004. Net interest income is comprised of the interest income earned on mortgage investments net of premium and discount amortization less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended March 31, 2005 was $66,440,000, compared to $35,246,000 for the three months ended March 31, 2004, an increase of 89%. Interest expense for the three months ended March 31, 2005 was $48,763,000, compared to $14,940,000 for the three months ended March 31, 2004, an increase of 226%. As a result of investing the proceeds of our common and preferred stock offerings, our assets and borrowings and the related interest income and interest expense have increased significantly during the year. Although the amortized cost of Anworth’s agency mortgage-backed securities increased by 5%, from $4.6 billion to $4.8 billion, the large increase in our mortgage-related assets and borrowings was due to the growth of Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust, which was formed in November 2003, now represents approximately 38% of our total assets. The larger percentage increase in interest expense was due primarily to the increase in interest rates during the year.

Premium amortization expense for Anworth’s agency securities decreased $50,000, or 0.5%, from $9,200,000 to $9,150,000, and premium amortization expense on Belvedere Trust’s assets was $3,183,000 during the three months ended March 31, 2005, compared to $223,000 for the three months ended March 31, 2004, due to the increase in Belvedere Trust’s assets.

The table below shows the approximate constant prepayment rate of our agency mortgage-backed securities:

First Quarter
2005	27%
2004	27%

During the three months ended March 31, 2005, we did not sell any securities, compared to a gain on sale of securities of $157,000, or 0.4% of total interest income, during the three months ended March 31, 2004. During the three months ended March 31, 2005, we did not have any recognized gain or loss on derivative instruments compared to a realized net loss on derivative instruments of $203,000, or 0.6% of total interest income, during the three months ended March 31, 2004.

Total expenses were $3,059,000 for the three months ended March 31, 2005, compared to $2,387,000 for the three months ended March 31, 2004. The increase of $672,000 in total expenses was due primarily to an increase in compensation and benefit expenses of $481,000 (due primarily to staffing at Belvedere Trust and an increase in salaries at the Company), an increase in the provision for loan losses of $297,000 (relating to the residential real estate loans at Belvedere Trust) and an increase in other expense of $247,000, partially offset by a decrease in incentive compensation expense of $353,000. Other expenses for the three months ended March 31, 2005 were $1,113,000, compared to $866,000 for the three months ended March 31, 2004. This increase was due primarily to an increase in legal and accounting fees of $106,000 (due primarily to increased accounting and audit fees relating to Sarbanes-Oxley and the addition of Belvedere Trust), an increase in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $82,000, an increase in software and implementation costs of $30,000 (due primarily to the demands of Sarbanes-Oxley regulations), an increase in Sarbanes-Oxley consulting fees of $64,000 and a net decrease in other costs of $35,000 (due primarily to Belvedere Trust).

Financial Condition

At March 31, 2005, we held agency mortgage assets whose amortized cost was approximately $4.8 billion, consisting primarily of $4.6 billion of adjustable-rate mortgage-backed securities, $17 million of floating rate CMOs and $195 million of fixed-rate mortgage-backed securities. This amount represents an approximate 5% increase from the $4.6 billion held at December 31, 2004. Of the adjustable-rate agency mortgage-backed securities owned by us, 33% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 67% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at March 31, 2005 and December 31, 2004, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2005		At December 31, 2004
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,344,805	$70.0%	$3,301,406	72.0%
Freddie Mac (FHLMC)	1,318,618	27.6%	1,157,910	25.2%
Ginnie Mae (GNMA)	118,549	2.4%	129,225	2.8%

Total agency mortgage-backed securities	$4,781,972	$100.0%	$4,588,541	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at March 31, 2005 and December 31, 2004, by type of interest rate index (dollar amounts in thousands):

	At March 31, 2005		At December 31, 2004
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$17,072	0.4%	$18,584	0.4%
Six-month LIBOR	16,850	0.3%	20,008	0.5%
One-year LIBOR	2,546,942	53.3%	2,251,782	49.1%
Six-month Certificate of Deposit	5,807	0.1%	6,402	0.1%
Six-month Constant Maturity Treasury	1,586	0%	1,648	0%
One-year Constant Maturity Treasury	1,927,045	40.3%	2,006,235	43.7%
Cost of Funds Index	77,462	1.6%	82,367	1.8%
Fixed-Rate	189,208	4.0%	201,515	4.4%

Total agency mortgage-backed securities	$4,781,972	100.0%	$4,588,541	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.33% at March 31, 2005. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.38%, the CMO floaters average coupon was 3.62% and the average coupon of the fixed-rate securities was 5.12%. At December 31, 2004, our total agency portfolio had a weighted average coupon of 4.28%. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.30%, the CMO floaters average coupon was 3.22% and the average coupon of the fixed-rate securities was 5.12%.

At March 31, 2005, the unamortized net premium paid for our agency mortgage-backed securities was $107 million. At December 31, 2004, the unamortized net premium paid for our mortgage-backed securities was $111 million.

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

At March 31, 2005, the average amortized cost of our agency mortgage-related assets was 102.3%, the average amortized cost of the adjustable-rate securities was 102.2% and the average amortized cost of the fixed-rate securities was 102.9%. Relative to our agency MBS portfolio, at March 31, 2005, the average interest rate on outstanding repurchase agreements was 2.61% and the average days to maturity was 144 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.66% and the weighted average term to next rate adjustment was 252 days.

At December 31, 2004, the average amortized cost of our agency mortgage-related assets was 102.5%, the average amortized cost of the adjustable-rate securities was 102.5% and the average amortized cost of the fixed-rate securities was 102.9%. Relative to our agency MBS portfolio, at December 31, 2004, the average interest rate on outstanding repurchase agreements was 2.25% and the average days to maturity was 184 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.34% and the weighted average term to next rate adjustment was 304 days.

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At March 31, 2005 and December 31, 2004, residential real estate loans consisted of the following (in thousands):

March 31, 2005

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$11,922	$2,813,224	$2,825,146
Unamortized premium and expenses	148	54,289	54,437

Carrying value	$12,070	$2,867,513	$2,879,583

December 31, 2004

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	35,227	46,411

Carrying value	$577,932	$2,050,402	$2,628,334

As of March 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	0.990% – 6.375%	2032 –2045	$784,045	$1,647	$1,527
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	3.625% – 6.250%	2034	152,784	5,785	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.375% – 6.250%	2033 –2035	570,249	10,303	697
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 –2034	7,561	162	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 –2035	343,183	4,325	161
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.000%	2033 –2035	741,092	7,690	1,707
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	203,080	1,529	—
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 –2035	23,152	—	—

				$2,825,146	$31,441	$4,092

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000% – 5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 – 2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

As of March 31, 2005 and December 31, 2004, the residential real estate loans consisted of the following (in thousands):

	March 31, 2005		December 31, 2004
Range of Carrying Amounts of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	331	$18,601	261	$16,976
$100–$149	774	97,254	779	97,545
$150–$199	763	132,853	760	131,914
$200–$249	712	159,492	719	160,615
$250–$299	594	162,677	585	159,731
$300–$349	632	206,466	634	206,815
$350–$399	910	342,283	804	301,503
$400–$449	688	291,674	611	258,586
$450–$499	558	264,913	474	224,893
$500–$749	1,204	713,774	1,030	607,384
$750–$999	287	253,585	275	243,157
$1,000 & greater	146	181,576	140	172,804

	7,599	$2,825,148	7,072	$2,581,923

The weighted average coupon on whole loans which we have securitized was 4.76% at March 31, 2005. At December 31, 2004, the weighted average coupon on whole loans which we have securitized was 4.30%.

As of March 31, 2005 and December 31, 2004, the residential real estate loans consisted of the following:

Geographic Concentration	March 31, 2005	December 31, 2004
Southern California	31%	32%
Northern California	22%	21%
Florida	6%	6%
Virginia	4%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	2%	3%
Other states (none greater than 2%)	26%	25%

Total:	100%	100%

Our residential real estate loan portfolio of $2.9 billion as of March 31, 2005 includes $12 million of loans pending securitization and $2.87 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $2.26 billion of mortgage-backed securities issued and $569 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.87 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the special purpose entities that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these special purpose entities (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust, and such mortgage loans are not assets of Anworth or of Belvedere Trust. Only our interest in the securities issued by the special purpose entities are legal assets of Anworth and Belvedere Trust.

At March 31, 2005, Belvedere Trust owned approximately $12 million in loans held for securitization. This figure includes the face amount of the mortgages as well as accrued interest and premium or discount. The loans consist of adjustable-rate single-family residential mortgages and hybrid single-family mortgages with initial fixed-rate periods of three to ten years.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate the interest rate swap transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.4 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2005, there were unrealized gains of approximately $10.8 million on our swap agreements.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar transactions. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. We do not designate the Eurodollar futures for hedge accounting. Once the financing rates on the securitization are fixed, we remove the hedge positions. We recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the Eurodollar transactions. The difference between these changes in value is included in income during the current period. For the three months ended March 31, 2005, there were no recognized gains or recognized losses incurred on Eurodollar transactions. As of March 31, 2005, Belvedere Trust did not have any outstanding Eurodollar futures positions.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.3 billion at March 31, 2005 and Belvedere Trust’s repurchase agreements, which totaled $569 million at March 31, 2005. Belvedere Trust also had $12 million in whole loan financing at March 31, 2005. Our other significant source of funds for the three months ended March 31, 2005 consisted of payments of principal from our mortgage securities portfolio in the amount of $369 million and $115 million from our residential real estate loans. During the three months ended March 31, 2005, we also had approximately $37 million in junior subordinated notes as more fully described in Note 7 in the accompanying consolidated financial statements.

Relative to our agency MBS portfolio, at March 31, 2005, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of March 31, 2005, other than three repurchase agreements that reprice monthly subject to a cap, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from eighteen days to thirty-six months. On March 31, 2005, we had borrowing arrangements with 19 different financial institutions and had borrowed funds under repurchase agreements with 17 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2005.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the first quarter ending March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. This transaction utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transaction being accounted for as a financing. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as Mortgage-backed securities issued. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.3 billion of mortgage loans.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the three months ended March 31, 2005, we had raised approximately $6.4 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended March 31, 2005, we issued 659,200 shares of Series A preferred stock, par value $0.01 per share, liquidation preference $25.00 per share, resulting in net proceeds to us of approximately $16.1 million.

At March 31, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $300 million and whole loan financing facilities which provide for up to $950 million in financing secured by single-family mortgage loans. At March 31, 2005, Belvedere Trust has borrowed $11.7 million under the facilities, secured by mortgage loans held for securitization with a face value of $12 million.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations as of March 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,323,865	$3,921,365	$402,500	$—	$—
Repurchase agreements (Belvedere Trust(1))	568,888	299,388	269,500	—	—
Whole loan financing facilities	11,683	11,683	—	—	—
Mortgage-backed securities issued(2)	2,259,808	564,764	741,252	416,955	536,837
Junior subordinated notes(3)	37,380	—	—	—	37,380
Purchase commitments	300,000	300,000	—	—	—
Lease commitment (Belvedere Trust)	215	65	128	22	—

Total(4)	$7,501,839	$5,097,265	$1,413,380	$416,977	$574,217

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.

(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these in five years.

(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10.

The following table represents the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,172,930	$3,705,930	$467,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	544,506	275,631	268,875	—	—
Whole loan financing facilities	556,233	556,233	—	—	—
Mortgage-backed securities issued(2)	1,494,851	373,523	490,249	275,765	355,314
Purchase commitments	350,513	350,513	—	—	—

Total(3)	$7,119,033	$5,261,830	$1,226,124	$275,765	$355,314

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.

(3)	This does not include annual compensation agreements, leases and incentive compensation agreements which are more fully described in Note 10.

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our consolidated balance sheets at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at March 31, 2005 was $527 million. Common stockholders’ equity was approximately $483 million, or $10.25 book value per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the consolidated balance sheets by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. Accumulative Other Comprehensive Income, Unrealized Loss on Available-for-Sale Agency Securities was $68.1 million or 1.4% of the amortized cost of agency mortgage-backed securities at March 31, 2005. This, along with Accumulative Other Comprehensive Gain, Derivatives, of $10.8 million, and Accumulative Other Comprehensive Loss, Other MBS, of $1.3 million, constitute the total Accumulative Other Comprehensive Loss of $58.6 million.

Critical Accounting Policies

Management has the obligation to determine that its policies and methodologies are in accordance with generally accepted accounting principles. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

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

Valuation of Investment Securities

We carry our investment securities on the consolidated balance sheets at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. Losses on securities classified as available-for-sale, which are determined by management to be other than temporary in nature, are reclassified from accumulated other comprehensive income to current operations.

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

Subsequent Events

On April 6, 2005, we declared a common stock dividend of $0.27 per share which is payable on May 17, 2005 to our common stockholders of record as of the close of business on April 29, 2005.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4 billion in asset-backed securities.

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

Relative to our investment grade agency mortgage-backed securities, we generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-backed assets, generally under repurchase agreements. A decline in the market value of the mortgage-backed assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-related assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a repurchase agreement or warehouse loan could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

These officers and employees are involved in investing both our assets and approximately $4.1 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that manages the day-to-day operations of Belvedere Trust, our mortgage loan subsidiary, and Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA, BT Management Company, L.L.C. and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may adversely affect our overall management and operating results.

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

•	the movement of interest rates;

•	the availability of financing in the market; and

•	the value and liquidity of our mortgage-related assets.

An increase in interest rates may adversely affect our book value and cause a decrease in the demand for mortgage loans, which could negatively affect the cash available for distribution to you.

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

Furthermore, rising interest rates generally reduce the demand for consumer credit, including mortgage loans. Interest rates have been at record low levels in recent years. The Mortgage Bankers Association of America has predicted that residential mortgage loan originations will decrease in 2005 and for a period thereafter, primarily due to an anticipated decrease in refinancings caused by rising interest rates. In a period of rising interest rates, we expect to acquire and securitize fewer loans which would adversely affect parts of our business, revenues and results of operations, which could adversely affect the amount of cash available for distribution to you.

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

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use interest rate swap agreements to manage the interest rate risk of our portfolio of agency mortgage-backed securities and Eurodollar futures contracts to manage the interest rate risk associated with holding loans in our warehouse facility before securitization; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

In addition to their base salaries, management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our incentive compensation plan. Under the plan, the aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year US Treasury Rate plus 1%. In any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 18 months, while our borrowings had a weighted average term to next rate adjustment of 144 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 252 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could adversely affect our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At March 31, 2005, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At March 31, 2005, 4% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At March 31, 2005, approximately 96% of our agency mortgage-backed securities were adjustable-rate securities.

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

Risk Related Primarily to Belvedere Trust’s Business

Belvedere Trust’s use of short-term debt exposes us to liquidity, market value and execution risks.

In order to continue our securitization operations, Belvedere Trust requires access to short-term debt to finance loan inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. During such periods Belvedere Trust would have to reduce the volume of its holdings and the number of securitizations that it undertakes. Belvedere Trust uses the inventory of assets it acquires to collateralize the debt. The debt is recourse to Belvedere Trust, and if the market value of the collateral declines Belvedere Trust may need to use its liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount. Belvedere Trust’s goal is to sell these assets to a securitization entity; however, if Belvedere Trust ability to sponsor a securitization is disrupted, Belvedere Trust may need to sell these assets (most likely at a loss) into the secondary mortgage or securities markets, or Belvedere Trust would need to extend the term of the short-term debt used to fund these assets.

Belvedere Trust’s payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in Belvedere Trust, lender collateral requirements, available borrowing rates, the acceptability and market values of Belvedere Trust collateral, and other factors could force Belvedere Trust to utilize its liquidity reserves or to sell assets, and, thus, affect its liquidity, financial soundness, and earnings.

If Belvedere Trust is unable to complete securitizations or experiences delayed mortgage loan sales or securitization closings, it could face a liquidity shortage which would adversely affect our operating results.

Belvedere Trust relies significantly upon securitizations to generate cash proceeds to repay borrowings and replenish its borrowing capacity. If there is a delay in a securitization closing or any reduction in its ability to complete securitizations, Belvedere Trust may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Several factors could affect Belvedere Trust’s ability to complete securitizations of its mortgage loans, including:

•	conditions in the securities and secondary markets;

•	credit quality of the mortgage loans acquired;

•	volume of its mortgage loan acquisitions;

•	its ability to obtain credit enhancements;

•	downgrades by rating agencies of its previous securitizations; and

•	lack of investor demand for purchasing components of the securities.

Belvedere Trust’s business may be significantly harmed by a slowdown in the economy of California.

At March 31, 2005, approximately 53% of the residential mortgage loans that Belvedere Trust owns or credit enhances are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could adversely affect Belvedere Trust’s credit loss experience and other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

Belvedere Trust has had only limited experience in the business of acquiring and securitizing whole mortgage loans and it may not be successful.

Belvedere Trust was formed in November 2003 as our subsidiary to engage in the business of acquiring and securitizing mortgage loans and it has a limited operating history. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgage loans Belvedere Trust seek to acquire, interest rate changes, funding sources, delinquency rates, prepayment rates, borrower bankruptcies and other factors that Belvedere Trust may not be able to manage. Incorrect management of these risks may take years to become apparent. If it fails to manage these and other risks, this could harm our business and the results of our operations.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk.

While Belvedere Trust securitizes the loans it acquires in order to improve its access to financing, it bears the risk of loss on any loans that it acquires and which it subsequently securitizes. Belvedere Trust has risk of loss for all loans it holds on its balance sheet. Belvedere Trust acquires loans that are typically not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, Belvedere Trust is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan and any premium paid for the loan. In the event of a default on any such loans that Belvedere Trust holds, Belvedere Trust would bear the loss of principal between the realized value of the mortgaged property and the principal amount of the loan, as well as foreclosure costs and the loss of interest. We have not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage loans that Belvedere Trust acquires.

Belvedere Trust’s efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on its investments.

Loan losses may be greater than we anticipated. Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

Belvedere Trust requires a significant amount of capital, and if it is not available, our business and financial performance could be significantly harmed.

Belvedere Trust requires substantial capital to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans prior to securitization. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust acquires mortgage-related assets that it expects to finance through borrowings from warehouse lines of credit and repurchase facilities. It is possible that its warehouse lenders could experience changes in their ability to advance funds to us, independent of Belvedere Trust’s performance or the performance of its loans. Belvedere Trust anticipates that its repurchase facilities will be dependent on the ability of counterparties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counterparties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be adversely affected. Capital could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would have a material adverse effect on Belvedere Trust.

To date, we have invested approximately $96 million in Belvedere Trust to capitalize its mortgage operations. If Belvedere Trust fully invests all of the proceeds of our investment in it prior to the point at which it can access external sources of capital, if it ever can, then Belvedere Trust will need to either restructure the securities supporting its portfolio or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

Second-lien mortgage loans expose Belvedere Trust to greater credit risks.

To the extent Belvedere Trust invests in second-lien mortgage loans, its security interests in the property securing the second-lien mortgage loans is subordinated to the interests of the first mortgage holder and the second mortgages have a higher loan-to-value ratio than does the first mortgage. If the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder upon foreclosure, the second-lien mortgage loan will not be repaid.

Residential mortgage loan delinquencies, defaults, and credit losses could reduce Belvedere Trust ability to complete securitizations.

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk, preventing it from completing securitizations.

The use of securitizations with over-collateralization requirements may have a negative impact on Belvedere Trust’s cash flow.

If Belvedere Trust utilizes over-collateralization as a credit enhancement to its securitizations, Belvedere Trust expects that such over-collateralization will restrict its cash flow if loan delinquencies exceed certain levels. The terms of Belvedere Trust’s securitizations will generally provide that, if certain delinquencies and/or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict Belvedere Trust’s ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Failure to satisfy performance tests may materially and adversely affect our results of operations.

Representations and warranties made by Belvedere Trust in loan sales and securitizations may subject Belvedere Trust to liability.

In connection with securitizations, Belvedere Trust makes representations and warranties regarding the mortgage-related assets transferred into securitization trusts. The trustee in the securitizations has recourse to Belvedere Trust with respect to the breach of the standard representations and warranties regarding the loans made at the time such mortgage-related assets are transferred. While Belvedere Trust generally has recourse to its loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. Belvedere Trust attempts to generally limit the potential remedies of the trustee to the potential remedies Belvedere Trust receives from the originators from whom Belvedere Trust acquired the mortgage loans. However, in some cases, the remedies available to the trustee may be broader than those available to Belvedere Trust against the originators of the mortgage-related assets and should the trustee enforce its remedies against Belvedere Trust, it may not always be able to enforce whatever remedies it has against its loan originators. Furthermore, if Belvedere Trust discovers, prior to the securitization of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then Belvedere Trust may not be able to sell the mortgage or may have to sell the mortgage at a discount.

The mortgage-related assets Belvedere Trust own expose it concentrated risks and thus are likely to lead to variable returns.

Belvedere Trust’s permanent asset portfolio produces a significant amount of its revenue. It consists principally of mortgage loans that have been securitized by Belvedere Trust and, to a lesser extent, securities acquired from securitizations sponsored by others. The mortgage-related assets Belvedere Trust owns employ a high degree of internal structural leverage that concentrates risk into the assets that Belvedere Trust acquires. No amount of risk management or mitigation can change the variable nature of cash flows, market values, and financial results generated by concentrated risks in Belvedere Trust’s mortgage-related investments, which, in turn, can result in variable returns to Belvedere Trust. Due to the concentration of risks, the assets Belvedere Trust hold may be exposed to greater credit, interest-rate, and prepayment risk.

The success of Belvedere Trust’s business will depend upon its ability to determine that mortgage loans are serviced effectively.

The success of Belvedere Trust’s mortgage loan business will depend to a great degree upon its ability to determine that its mortgage loans are serviced effectively. In general, it is Belvedere Trust’s intention to acquire loans “servicing retained,” where the loans will be serviced by the originating or selling institution. Belvedere Trust has no experience servicing a portfolio of loans. In those instances where Belvedere Trust is required to purchase the servicing of a loan portfolio in order to acquire a portfolio with desirable attributes, Belvedere Trust will be required to sell the servicing rights, implement a servicing function or transfer the servicing of the loans to a third party with whom Belvedere Trust has established a sub-servicing relationship. We cannot assure you that Belvedere Trust will be able to service the loans or effectively supervise a sub-servicing relationship according to industry standards. Failure to service the loans properly will harm Belvedere Trust’s business and operating results. Prior to either building the servicing capabilities that Belvedere Trust may require or acquiring an existing servicing operation that has such capabilities, if ever, Belvedere Trust has contracted with an experienced servicer of the type of loans it acquires to “sub-service” its loans. The fees paid to such subservicer will reduce to a certain extent the revenue Belvedere Trust is able to retain from its mortgage loans, and Belvedere Trust’s net interest income will be reduced and at risk, depending on the effectiveness of the servicing company.

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

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. The 5% and 10% limitations described above will apply to our investment in Belvedere Trust unless

Belvedere Trust is a qualified REIT subsidiary of ours (i.e., we own 100% of Belvedere Trust’s outstanding stock), Belvedere Trust is a qualified REIT or Belvedere Trust is a taxable REIT subsidiary of ours. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

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

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2005. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT if and when it makes a REIT election and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that if Belvedere Trust failed to qualify as a REIT after it makes a REIT election, this would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

We conduct a portion of our business through taxable REIT subsidiaries, which could have adverse tax consequences.

We conduct a portion of our business, including securitizations, through taxable REIT subsidiaries, such as Belvedere Trust Finance Corporation. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from, and investments in, our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we attempt to determine that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arms’-length in nature.

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

We intend to seek to raise additional capital from time to time if we determine that it is in our best interests and the best interests of our stockholders, including through public offerings of our stock. The net proceeds of any offering could represent a significant increase in our equity. Depending on the amount of leverage that we use, the full investment of the net proceeds of any offering might result in a substantial increase in our total assets. There can be no assurance that we will be able to invest all of such additional funds in mortgage-related assets at favorable prices. We may not be able to acquire enough mortgage-related assets to become fully invested after an offering, or we may have to pay more for mortgage-backed securities than we have historically. In either case, the return that we earn on stockholders’ equity may be reduced.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-related assets. Hybrid mortgages are adjustable-rate mortgages that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

At March 31, 2005, our agency mortgage-backed securities and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$189,208	4.0%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	205,066	4.3%	2,288,155	52.9%
Greater than 3 months and less than 1 year	1,305,957	27.3%	1,633,210	37.8%
Greater than 1 year and less than 2 years	711,033	14.9%	402,500	9.3%
Greater than 2 years and less than 3 years	1,596,405	33.4%	—	—
Greater than 3 years and less than 5 years	774,303	16.1%	—	—

Total	$4,781,972	100.0%	$4,323,865	100.0%

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

Market Value Risk

Substantially all of our mortgage-backed securities and equity securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of Accumulated Other Comprehensive Income that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 18 months, while our borrowings had a weighted average term to next rate adjustment of 144 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 252 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At March 31, 2005, we had unrestricted cash of $25 million available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related assets vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-related assets. The purchase prices of mortgage-related assets are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-related assets. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-related assets purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-related assets to replace the prepaid mortgage-related assets, our financial condition, cash flows and results of operations could be harmed.

We often purchase mortgage-related assets that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these securities. In accordance with accounting rules, we amortize this premium over the term of the mortgage-related asset. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-related asset were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate. This would reduce our income.

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at March 31, 2005, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements. Changes in Portfolio Value equals the change in value of our assets that Anworth carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. Anworth acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Anworth generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	-156%	0.7%
–1.0%	-71%	0.6%
0%	—	—
1.0%	-94%	-1.5%
2.0%	-164%	-3.6%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 60% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at March 31, 2005. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At March 31, 2005, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 3.4 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Portfolio Value (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	-125%	1.2%
–1.0%	-55%	0.9%
0%	—	—
1.0%	-105%	-1.8%
2.0%	-186%	-4.0%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual projected net income and Portfolio Value as more fully discussed below based on investments in place at March 31, 2005. Changes in Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the consolidated balance sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	13.2%	1.9%
–1.0%	10.6%	1.4%
0%	—	—
1.0%	-21.2%	-2.3%
2.0%	-46.4%	-4.8%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28.0% to 33.6% in the prepayment rate of Belvedere Trust’s mortgage-related assets

(which include those assets that have been securitized). The base interest rate scenario assumes interest rates at March 31, 2005. Actual results could differ significantly from those estimated in the table.

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

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to determine that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

On March 15, 2005, we declared a preferred stock dividend of $0.539063 per share which was payable on April 15, 2005 to our preferred stockholders of record as of the close of business on March 31, 2005.

On April 6, 2005, we declared a common stock dividend of $0.27 per share which is payable on May 17, 2005 to our common stockholders of record as of the close of business on April 29, 2005.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4 billion in asset-backed securities.

Item 6.	Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.15	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003)

10.16	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003)

10.18	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.19	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

10.23	Sublease dated January 6, 2005 between Belvedere Trust Mortgage Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 16, 2005)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: May 9, 2005

/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer (principal accounting officer)

Dated: May 9, 2005