Form 10-Q
period 2005-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2005-08-09
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 5, 2005, the Registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 48,231,312 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,470,551	$4,362,779
Agency mortgage-backed securities at fair value	288,793	225,762

	4,759,344	4,588,541
Other mortgage-backed securities pledged to counterparties at fair value	71,227	63,470
Residential real estate loans	3,125,781	2,628,334
Allowance for loan losses	(1,161)	(591)
Cash and cash equivalents	1,050	3,042
Restricted cash	1,250	1,250
Interest and dividends receivable	33,724	28,141
Derivative instruments at fair value	7,689	6,399
Prepaid expenses and other	3,641	484

	$8,002,545	$7,319,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$34,704	$23,244
Repurchase agreements (Anworth Mortgage)	4,284,170	4,172,930
Repurchase agreements (Belvedere Trust)	527,254	544,506
Whole loan financing facilities	32,289	556,233
Mortgage-backed securities issued	2,533,712	1,494,851
Junior subordinated notes	37,380	—
Derivative instruments at fair value	1,091	2,278
Dividends payable	1,011	12,924
Accrued expenses and other	5,562	4,837

	$7,457,173	$6,811,803

Minority interest	249	231
Stockholders’ equity:
Series A cumulative preferred stock, par value $0.01 per share, liquidation preference $25.00 per share; authorized 20,000 shares; 1,876 and 1,101 shares issued and outstanding, respectively	19	11
Common stock, par value $0.01 per share; authorized 100,000 shares; 48,026 and 46,497 issued and outstanding, respectively	480	465
Additional paid-in capital	594,118	560,745
Accumulated other comprehensive loss consisting of unrealized losses	(46,613)	(42,598)
Accumulated deficit	(2,325)	(10,991)
Unearned restricted stock	(556)	(596)

	545,123	507,036

	$8,002,545	$7,319,070

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Interest income net of amortization of premium and discount	$70,847	$32,904	$137,287	$68,150
Interest expense	(59,663)	(19,346)	(108,425)	(34,286)

Net interest income	11,184	13,558	28,862	33,864

Gain on sale of securities	—	102	—	259
Net gain on derivative instruments	—	532	—	329
Expenses:
Compensation and benefits	(894)	(470)	(1,772)	(866)
Incentive compensation	(87)	(457)	(851)	(1,582)
Provision for loan losses	(273)	(32)	(570)	(32)
Other expenses	(970)	(912)	(2,091)	(1,727)

Total expenses	(2,224)	(1,871)	(5,284)	(4,207)

Income from operations before income taxes and minority interest	8,960	12,321	23,578	30,245

Income taxes	—	(28)	—	(79)
Minority interest in net income of a subsidiary	(105)	(103)	(241)	(103)

Net income	$8,855	$12,190	$23,337	$30,063

Dividend on Series A cumulative preferred stock	$(1,011)	$—	$(1,879)	$—

Net income available to common stockholders	$7,844	$12,190	$21,458	$30,063

Basic earnings per share available to common stockholders	$0.16	$0.27	$0.45	$0.68

Weighted average number of shares outstanding	47,637	45,016	47,240	44,346

Diluted earnings per share available to common stockholders	$0.16	$0.27	$0.45	$0.68

Weighted average number of diluted shares outstanding	47,668	45,101	47,274	44,463

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Accum. Earnings (Deficit)	Unearned Restricted Stock	Comprehensive Income (Loss)	Total
Balance, December 31, 2004	1,101	46,497	$11	$465	$560,745	$(45,491)	$4,122	$(1,229)	$(10,991)	$(596)	—	$507,036
Issuance of Series A preferred stock	660		7		16,127							16,134
Issuance of common stock		663		7	6,402							6,409
Other comprehensive income (loss)						(22,589)	6,717	(87)			(15,959)	(15,959)
Net income									14,482		14,482	14,482

Total comprehensive loss											$(1,477)

Amortization of restricted stock										20		20
Dividends declared— $0.539063 per preferred share									(868)			(868)

Balance, March 31, 2005	1,761	47,160	$18	$472	$583,274	$(68,080)	$10,839	$(1,316)	$2,623	$(576)		$527,254

Issuance of Series A preferred stock	115		1		2,827							2,828
Issuance of common stock		866		8	8,017							8,025
Other comprehensive income (loss)						15,589	(4,240)	595			11,944	11,944
Net income									8,855		8,855	8,855

Total comprehensive income											$20,799

Amortization of restricted stock										20		20
Dividends declared—$0.539063 per preferred share									(1,011)			(1,011)
Dividends declared—$0.27 per common share									(12,792)			(12,792)

Balance, June 30, 2005	1,876	48,026	$19	$480	$594,118	$(52,491)	$6,599	$(721)	$(2,325)	$(556)		$545,123

See accompanying notes to consolidated financial statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Operating Activities:
Net income	$8,855	$12,190	$23,337	$30,063
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts (Anworth Mortgage)	10,610	15,739	19,760	24,939
Amortization of premiums and discounts (Belvedere Trust)	4,349	788	7,533	1,011
Gain on sales of agency securities	—	(102)	—	(102)
Gain on sales of securities in securitization	—	—	—	(157)
Gain on hedging instruments	—	(532)	—	(329)
Provision for loan losses	273	32	570	32
Provision for income taxes	—	28	—	28
Adjustment for minority interest in net income	105	103	241	103
Amortization of restricted stock	20	20	40	40
Changes in assets and liabilities:
Increase in interest receivable	(2,741)	(221)	(5,583)	(2,628)
Increase (decrease) in prepaid expenses and other	3,470	(285)	(938)	(1,889)
Increase in accrued interest payable	6,466	4,045	11,459	6,809
(Decrease) increase in accrued expenses and other	(31,043)	9,057	725	9,296

Net cash provided by operating activities	364	40,862	57,144	67,216
Investing Activities:
Available-for-sale agency securities:
Purchases	(404,317)	(152,405)	(994,165)	(786,292)
Proceeds from sales	—	119,356	—	119,356
Principal payments	431,925	571,476	796,603	903,646
Residential real estate loans:
Purchases	(485,340)	(810,704)	(850,905)	(1,273,561)
Proceeds from securitizations	—	—	—	196,428
Principal payments	2,328	7,023	3,544	7,613
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	235,307	24,202	349,267	24,202
Available-for-sale securities:
Purchases	(13,826)	—	(13,826)	—
Principal payments	2,014	—	5,930	—

Net cash used in investing activities	(231,909)	(241,052)	(703,552)	(808,608)
Financing Activities:
Borrowings from repurchase agreements	4,603,007	2,339,449	9,718,225	4,618,666
Repayments on repurchase agreements	(4,684,336)	(2,676,074)	(9,624,237)	(4,607,540)
Borrowings on whole loan financing facilities	463,794	778,997	814,903	1,213,422
Repayments on whole loan financing facilities	(443,188)	(632,466)	(1,338,847)	(878,380)
Borrowings on mortgage-backed securities issued	469,484	412,679	1,317,623	412,679
Repayments on mortgage-backed securities issued	(198,094)	(11,604)	(285,000)	(11,604)
Proceeds from junior subordinated notes issued, net	—	—	35,160	—
Proceeds from preferred stock issued, net	2,828	—	18,962	—
Proceeds from common stock issued, net	8,025	15,162	14,434	36,302
Minority investments	—	—	—	50
Preferred stock dividends paid	(868)	—	(1,238)	—
Common stock dividends paid	(12,792)	(16,961)	(25,346)	(31,054)
Minority profit distributions	(223)	—	(223)	—

Net cash provided by financing activities	207,637	209,182	644,416	752,541

Net (decrease) increase in cash and cash equivalents	(23,908)	8,992	(1,992)	11,149
Cash and cash equivalents at beginning of period	24,958	2,353	3,042	196

Cash and cash equivalents at end of period	$1,050	$11,345	$1,050	$11,345

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$53,196	$15,301	$96,965	$27,477
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	$—	$—	$—	$64,451
Mortgage-backed securities purchased, not yet settled	—	8,033	$—	8,033

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
Net income	$8,855	$12,190	$23,337	$30,063
Available for-sale agency securities, fair value adjustment	15,589	(40,630)	(7,000)	(26,667)
Other mortgage-backed securities, fair value adjustment	595	(788)	508	(806)
Unrealized gains (losses) on cash flow hedges	(4,587)	5,064	1,230	5,899
Reclassification adjustment for interest expense included in net income	347	1,012	1,247	1,127

	11,944	(35,342)	(4,015)	(20,447)
Comprehensive income (loss)	$20,799	$(23,152)	$19,322	$9,616

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997, and we commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the initial public offering of our common stock. We seek attractive long-term investment returns primarily by investing our equity capital and borrowed funds in mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

In November 2003, we formed a subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien single-family residential mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities while pledging the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a company owned 50% by us and 50% by the officers of BT Management, pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of June 30, 2005, Belvedere Trust’s assets comprised approximately 40% of our overall assets. Through June 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated VIEs. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $71.2 million. This amount includes approximately $39.2 million in securities that were retained from our first securitization during the first quarter of 2004. The remaining balance of approximately $32 million were securities that were purchased from major issuers.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear credit risk associated with mortgages with a face value of $723 million.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of June 30, 2005, we have not sold the first loss securities from our securitizations to third parties.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at June 30, 2005, aggregated by investment category and length of time:

	Less Than 12 Months		12 Months or More		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$1,667,923	(14,088)	$2,428,122	(40,001)	$4,096,045	(54,089)
Other mortgage-backed securities	$15,920	(481)	$36,158	(413)	$52,078	(894)

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

Repurchase Agreements

We finance the acquisition of our mortgage-related assets through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. At the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement or enter into new repurchase agreements at the then prevailing financing rate. When repurchase agreements are renewed, the future repurchase price is reset. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under Financial Accounting Standards Board Interpretation No. 46 (“FIN 46”), these interests in non-qualified special purpose entities are deemed to be variable interest entities (VIEs) and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

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

On the date we enter into an interest rate swap contract, we designate the swap as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value. Hedge ineffectiveness, if any, is recorded in current-period earnings.

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

Credit Risk

At June 30, 2005, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate mortgage-backed securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At June 30, 2005, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At June 30, 2005, we had no assets on which an impairment charge had been taken.

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

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of the Company, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. In general, a TRS of the Company may hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of June 30, 2005, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 5%. A more detailed description of federal income tax considerations regarding the Company’s qualifications and taxation as a REIT appears in the Company’s 2004 Annual Report on Form 10-K on page 11.

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

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the Securities and Exchange Commission amended the implementation date to the interim reporting period for the first quarter of 2006. This statement replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees”. Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. The provisions of FASB 123(R) are not expected to have a material effect on the Company’s financial statements. Prior to the effective date of FASB 123(R), the Company has elected to continue to provide the disclosures set forth in SFAS 123, as amended by FASB 148.

As required by SFAS 123, as amended by SFAS 148, we provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income would have been reduced to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income available to common stockholders, as reported	$7,844	$12,190	$21,458	$30,063
Add: Stock-based compensation expense included in net income	20	20	40	40
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	59	159	118	278

Pro forma net income	$7,805	$12,051	$21,380	$29,825
Basic income per share, as reported	$0.16	$0.27	$0.45	$0.68
Pro forma basic income per share	$0.16	$0.27	$0.45	$0.67
Diluted income per share, as reported	$0.16	$0.27	$0.45	$0.68
Pro forma diluted income per share	$0.16	$0.27	$0.45	$0.67

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for the three months ended June 30:

	2005	2004
Assumptions:
Dividend yield	10.00%	10.00%
Expected volatility	32.00%	32.00%
Risk-free interest rate	2.97%	2.97%
Expected lives	6.4 years	7.4 years

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share amounts):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the three months ended June 30, 2005
Basic EPS	$7,844	47,637	$0.16
Effect of dilutive securities: Stock options	—	31	—

Diluted EPS	$7,844	47,668	$0.16

For the three months ended June 30, 2004
Basic EPS	$12,190	45,016	$0.27
Effect of dilutive securities: Stock options	—	85	—

Diluted EPS	$12,190	45,101	$0.27

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the six months ended June 30, 2005
Basic EPS	$21,458	47,240	$0.45
Effect of dilutive securities: Stock options	—	34	—

Diluted EPS	$21,458	47,274	$0.45

For the six months ended June 30, 2004
Basic EPS	$30,063	44,346	$0.68
Effect of dilutive securities: Stock options	—	117	—

Diluted EPS	$30,063	44,463	$0.68

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

On March 3, 2005, the FASB issued staff position (FIN 46(R)-5), “Implicit Variable Interests under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The determination as to whether an implicit variable interest exists should be based on whether, in substance, the reporting enterprise, through its relationship with the variable interest entities (“VIEs”) will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. The effective date of this position is the first reporting period beginning after March 3, 2005. This Company does not believe this will have a material impact on its financial statements, as it has disclosed its interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

In May 2005, the FASB issued “Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 and FASB Statement No. 3” (FASB 154) to be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB 154 requires retrospective application (related to the direct effect of the change) to prior periods’ financial statements of changes in accounting principle. The Company is not currently aware of any accounting changes or error corrections and, as such, does not believe FASB 154 will have a material effect on its financial statements.

NOTE 2.	SECURITIES

The following table summarizes our mortgage-backed securities classified as available-for-sale as of June 30, 2005 and December 31, 2004, which are carried at their fair value (amounts in thousands):

June 30, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$108,860	$1,283,508	$3,385,135	$4,777,503
Paydowns receivable	—	34,332	—	34,332
Unrealized gains	—	372	1,226	1,598
Unrealized losses	(1,381)	(12,020)	(40,688)	(54,089)

Fair value	$107,479	$1,306,192	$3,345,673	$4,759,344

Other MBS
Amortized cost	$71,949
Unrealized losses	(894)
Unrealized gains	172

Fair value	$71,227

December 31, 2004

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$131,686	$1,141,429	$3,334,582	$4,607,697
Paydowns receivable	—	26,335	—	26,335
Unrealized gains	—	228	1,639	1,867
Unrealized losses	(2,461)	(10,082)	(34,815)	(47,358)

Fair value	$129,225	$1,157,910	$3,301,406	$4,588,541

Other MBS
Amortized cost	$64,699
Unrealized losses	(1,302)
Unrealized gains	73

Fair value	$63,470

The following table summarizes our agency securities at their fair value as of June 30, 2005 and December 31, 2004 (amounts in thousands):

June 30, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,616,293	$2,963,230	$182,404	$15,576	$4,777,503
Paydowns receivable	12,245	22,087	—	—	34,332
Unrealized gains	643	685	196	74	1,598
Unrealized losses	(18,656)	(31,916)	(3,517)	—	(54,089)

Fair value	$1,610,525	$2,954,086	$179,083	$15,650	$4,759,344

December 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,427,620	$2,955,923	$205,717	$18,437	$4,607,697
Paydowns receivable	8,929	17,406	—	—	26,335
Unrealized gains	896	504	425	42	1,867
Unrealized losses	(14,278)	(28,453)	(4,627)	—	(47,358)

Fair value	$1,423,167	$2,945,380	$201,515	$18,479	$4,588,541

NOTE 3.	SECURITIZATION ACTIVITIES

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004, totaling approximately $2.1 billion, utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the second quarter ended June 30, 2005, Belvedere Trust transferred approximately $0.4 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement.

During the first quarter ended March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4.5 billion in asset-backed securities.

For the one securitization transaction accounted for as a sale, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at June 30, 2005, of all the securities from this transaction was $147 million; the amount of assets derecognized was $108 million and the amount recognized as our retained securities was $39 million. As of June 30, 2005, the delinquent amount of all the principal balances from this transaction was $1.9 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at June 30, 2005 and December 31, 2004:

	Projected Percentage Change in Retained Securities at
Change in Interest Rates	June 30, 2005	December 31, 2004
-2.0%	1.7%	1.3%
-1.0%	1.2%	0.7%
0%	—	—
1.0%	-2.5%	-2.0%
2.0%	-5.4%	-5.4%

At June 30, 2005, we had acquired approximately $34 million in residential mortgage loans (including related premiums) which are scheduled to be securitized at a later date.

NOTE 4.	RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $3.12 billion at June 30, 2005 includes $34 million of loans pending securitization and $3.09 billion in loans which have been financed through securitization.

The following table represents the changes at June 30, 2005 and December 31, 2004 in our residential real estate loans (in thousands):

	June 30, 2005	December 31, 2004
Balance, beginning of year	$2,628,334	$—
New loan acquisitions	850,905	3,030,405
Sales (other than to consolidated securitization trusts)(1)	—	(258,164)
Principal repayments	(352,811)	(141,350)
Premium amortization	(5,253)	(3,079)
Capitalized securitization costs and other adjustments	4,606	522

Balance, end of period	$3,125,781	$2,628,334

(1)	Includes related premium

The following table represents the changes at June 30, 2005 and December 31, 2004 in our residential allowance for loan losses (in thousands):

	June 30, 2005	December 31, 2004
Balance, beginning of year	$591	$—
Additions	570	591

Balance, end of period	$1,161	$591

NOTE 5.	REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at June 30, 2005, our repurchase agreements had a weighted average term to maturity of 142 days and a weighted average borrowing rate of 3.03%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 242 days with a weighted average borrowing rate of 3.04%. At June 30, 2005, agency MBS with a fair value of approximately $4.47 billion have been pledged as collateral under the repurchase agreements.

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

At June 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	June 30, 2005	December 31, 2004
Less than 3 months	38.2%	36.9%
3 months to less than 1 year	56.4%	51.9%
1 year to less than 2 years	5.4%	11.2%
2 years to less than 3 years	—	—
Greater than 3 years	—	—

	100.0%	100.0%

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements to finance most of its other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which they have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At June 30, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 314 days and a weighted average borrowing rate of 3.30%. At December 31, 2004, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 313 days and a weighted average borrowing rate of 2.65%.

At June 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	June 30, 2005	December 31, 2004
Less than 3 months	39.3%	47.5%
3 months to less than 1 year	26.8%	3.1%
1 year to less than 2 years	21.3%	44.5%
2 years to less than 3 years	12.6%	4.9%
Greater than 3 years	—	—

	100.0%	100.0%

NOTE 6.	MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to January 2045. At June 30, 2005, whole loans with a face value of approximately $3.1 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2004, whole loans with a face value of approximately $2 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At June 30, 2005, loans with a face value of approximately $33 million have been pledged as collateral under these facilities. At December 31, 2004, loans with a face value of approximately $567 million were pledged as collateral under these facilities.

The following tables represent, at June 30, 2005 and December 31, 2004, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

June 30, 2005

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$32,289	$—	$—	$—	$—
Mortgage-backed securities issued	339,355	548,406	411,304	308,478	231,359

December 31, 2004

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$556,233	$—	$—	$—	$—
Mortgage-backed securities issued	373,523	280,142	210,107	157,580	118,185

The whole loan financing facilities are short-term credit facilities. The total balance owed on the whole loan financing facilities, as of June 30, 2005, is due in 2005. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on contractual payments on the underlying loans as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

NOTE 7.	JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after March 30, 2010. We used the net proceeds of this private placement to invest in agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that it does not meet the requirements for consolidation.

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

The following table of the estimated fair value of financial instruments at June 30, 2005 and December 31, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2005		December 31, 2004
	(in thousands)		(in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$33,788	$33,663	$577,932	$578,189
Residential real estate loans securitized	3,091,993	3,064,267	2,050,402	2,039,828
Mortgage-backed securities issued	2,533,712	2,502,506	1,494,851	1,493,213

These fair value estimates at June 30, 2005 and December 31, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

In February 2004, we filed with the Securities and Exchange Commission an Amended and Restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended June 30, 2005, we issued 866 thousand shares of common stock under the plan, resulting in proceeds to us of approximately $8 million.

In May 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of June 30, 2005, $250 million of our securities remained available for issuance under the registration statement.

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative Preferred Stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Preferred Stock and up to 5.7 million shares of our Common Stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Preferred Stock and Common Stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three months ended June 30, 2005, we sold 115 thousand shares of Series A Preferred Stock under the controlled equity offering program which provided net proceeds to us of approximately $2.8 million. The sales agent received an aggregate of approximately $80,000, which represents an average commission of approximately 2.74% on the gross sales price per share.

At June 30, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our board of directors.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the three months and six months ended June 30, 2005, eligible employees under the 2002 Incentive Compensation Plan earned $87 thousand and $851 thousand, respectively, in incentive compensation. For the three months and six months ended June 30, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $457 thousand and $1,582 thousand, respectively, in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of an addendum to his original employment agreement, Lloyd McAdams receives a base salary of $600 thousand per annum. Pursuant to the terms of an addendum to his original employment agreement, Joseph McAdams receives a base salary equal to $400 thousand per annum. Heather U. Baines receives a $50 thousand annual base salary. The terms of the employment agreements are for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

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

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20 thousand shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

At June 30, 2005, the value of the 42,000 unvested shares of restricted stock issued to the above executives is reflected on our consolidated balance sheets as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $46.72 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months and six months ended June 30, 2005, we paid $64,235 and $128,469, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income. During the three months and six months ended June 30, 2004, we paid $62,363 and $124,726, respectively, in rent to PIA under the sublease which is included in other expenses on the consolidated statements of income.

The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$132,322	$268,611	$276,669	$1,350,238	$2,027,840

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $65,411 and $129,277, respectively, paid to PIA in connection with this agreement during the three months and six months ended June 30, 2005. During the three months and six months ended June 30, 2004, fees of $64,467 and $124,678, respectively, were paid to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust. Belvedere Trust was formed to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien single-family residential mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at June 30, 2005, Belvedere Trust’s assets comprised 40% of our overall assets. As of June 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On November 3, 2003, we also formed BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three months and six months ended June 30, 2005, Belvedere Trust paid BT Management incentive compensation of $301 thousand and $792 thousand, respectively. For the three months and six months ended June 30, 2004, Belvedere Trust paid BT Management incentive compensation of $229 thousand and $229 thousand, respectively.

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

On May 16, 2005, Belvedere Trust and BT Management entered into an Assignment and Assumption of Sublease and Consent of Sublessor and Keefe Bruyette & Woods, Inc. Pursuant to this agreement, BT Management assumed Belvedere Trust’s obligation under a sublease for approximately 2,305 square feet of office space that BT Management utilizes to manage the operations of Belvedere Trust. On May 16, 2005, we entered into a Guaranty of Sublease with Keefe Bruyette & Woods, Inc. pursuant to which we guaranty the obligations of BT Management under the sublease. The sublease runs through July 31, 2008 unless earlier terminated pursuant to the master lease. From May 16, 2005 through June 30, 2005, BT Management paid $11,100 in rent under the sublease.

The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	2008	Total Commitment
Commitment Amount	$32,270	$64,540	$64,540	$37,648	$198,998

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

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

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Stock Option Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Stock Option Plan authorized the grant of stock options and other stock-based awards, as of June 30, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Internal Revenue Code, and other stock-based awards. The exercise price for any option granted under the Stock Option Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of June 30, 2005, 1,639,804 shares remained available for future issuance under the Stock Option Plan through any combination of stock options or other awards. The Stock Option Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant.

NOTE 12.	HEDGING INSTRUMENTS

At June 30, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.1 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2005, there was an increase in unrealized gains of $2.5 million from $4.1 million at December 31, 2004 to $6.6 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $1.2 million and a reclassification adjustment for interest expense included in net income of

$1.3 million) and shown as “Derivative instruments at fair value” on the consolidated balance sheets as an asset of $7.7 million and a liability of $1.1 million.

For the three months ended June 30, 2005, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. We do not designate the Eurodollar futures for hedge accounting.

For the three months and six months ended June 30, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. During the three months ended June 30, 2004, Belvedere Trust recognized a net unrealized gain of $423 thousand and a realized gain of $103 thousand on Eurodollar futures and forward loan purchase commitments. During the six months ended June 30, 2004, Belvedere Trust recognized an unrealized gain of $219 thousand and a realized gain of $103 thousand on Eurodollar futures and forward loan purchase commitments.

As of June 30, 2005, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short-term, there may be either gain or loss recognized into earnings, but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of June 30, 2005, Belvedere Trust had entered into approximately $14.4 million in forward loan purchase commitments for which the market value had not significantly fluctuated from the inception of the commitment to June 30, 2005. These forward loan purchase commitments did not experience significant fluctuations in value during the periods for which the commitments were open.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—The Company subleases office space and uses administrative services from PIA as more fully described in Note 10.

(b)	We sublease 2,305 square feet of office space for our Belvedere operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	2008	Total Commitment
Commitment Amount	$32,270	$64,540	$64,540	$37,648	$198,998

(c)	Loan Purchase Commitment—As of June 30, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $14.4 million.

NOTE 14.	OTHER EXPENSE

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Legal and accounting fees	$301	$250	$555	$398
Fees related to loan acquisitions	100	55	282	155
Printing and stockholder communications	25	98	64	99
D&O insurance	102	90	185	179
Software and implementation	70	50	157	105
Administrative service fees	73	65	126	126
Rent	81	66	156	135
Stock exchange and filing fees	34	39	94	76
Custodian fees	32	22	64	44
Sarbanes-Oxley consulting fees	7	50	86	65
Other	145	127	322	345

Total of Other Expense	$970	$912	$2,091	$1,727

NOTE 15.	SUBSEQUENT EVENTS

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the Securities and Exchange Commission on June 17, 2005 and July 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

On July 19, 2005, we declared a common stock dividend of $0.18 per share which is payable on August 11, 2005 to our common stockholders of record as of the close of business on July 29, 2005.

On July 19, 2005, we declared a Series A preferred stock dividend of $0.539063 per share for the third quarter of 2005 which is payable on October 17, 2005 to our preferred stockholders of record as of the close of business on September 30, 2005.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of June 30, 2005, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2004 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained (classified on our consolidated balance sheets as “Residential real estate loans”) are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish special purpose entities, or SPE, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of June 30, 2005, Belvedere Trust’s assets comprised 40% of our overall assets. Through June 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. One securitization transaction (as more fully described in Note 3) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. During the second quarter ended June 30, 2005, Belvedere Trust transferred approximately $0.4 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. During the first quarter ended March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

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

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

At June 30, 2005, we had total assets of $8.0 billion. Our portfolio consisted of $4.76 billion of agency mortgage-backed securities allocated as follows: 34% agency adjustable-rate mortgage-backed securities, 62% agency hybrid adjustable-rate mortgage-backed securities, 3% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at June 30, 2005 were approximately $71 million. Mortgage loans held for securitization at June 30, 2005 were $34 million and securitized mortgage loans were $3.09 billion. As of June 30, 2005, Belvedere Trust’s assets comprised 40% of our overall assets, or approximately $3.2 billion in mortgage-related assets. Our total equity at June 30, 2005 was $545 million. Common stockholders’ equity was approximately $498 million, or $10.37 per share. For the three months ended June 30, 2005, we reported net income of $8.9 million. Our net income available to common stockholders was $7.8 million, or $0.16 per diluted share.

Results of Operations

Three Months Ended June 30, 2005 Compared to June 30, 2004

For the three months ended June 30, 2005, our net income was $8.9 million. Our net income available to common stockholders was $7.8 million, or $0.16 per diluted share, based on an average of 47,668,000 shares outstanding. For the three months ended June 30, 2004, our net income was $12.2 million, or $0.27 per diluted share available to common stockholders, based on an average of 45,101,000 shares outstanding.

Net interest income for the three months ended June 30, 2005 totaled $11.2 million, or 16% of total interest income, compared to $13.6 million, or 41% of total interest income, for the three months ended June 30, 2004. Net interest income is comprised of the interest income earned on mortgage investments net of premium and discount amortization less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended June 30, 2005 was $70.8 million, compared to $32.9 million for the three months ended June 30, 2004, an increase of 115%. Interest expense for the three months ended June 30, 2005 was $59.6 million, compared to $19.3 million for the three months ended June 30, 2004, an increase of 208%. The larger percentage increase in interest expense was due primarily to the increase in interest rates during the year.

Premium amortization expense for Anworth’s agency securities decreased $5.1 million, or 32%, from $15.7 million to $10.6 million, and premium amortization expense on Belvedere Trust’s assets was $4.3 million during the three months ended June 30, 2005, compared to $0.8 million for the three months ended June 30, 2004, due to the increase in Belvedere Trust’s assets.

The table below shows the approximate constant prepayment rate of our agency mortgage-backed securities:

	First Quarter	Second Quarter
2005	27%	31%
2004	27%	42%

During the three months ended June 30, 2005, we did not sell any securities, compared to a gain on sale of securities of $102 thousand, or 0.3% of total interest income, during the three months ended June 30, 2004. During the three months ended June 30, 2005, we did not have any recognized gain or loss on derivative instruments compared to a realized net gain on derivative instruments of $532 thousand, or 1.6% of total interest income, during the three months ended June 30, 2004.

Total expenses were $2.2 million for the three months ended June 30, 2005, compared to $1.9 million, for the three months ended June 30, 2004. The increase of $300 thousand in total expenses was due primarily to an increase in compensation and benefit expenses of $424 thousand (due primarily to staffing at Belvedere Trust and an increase in salaries at the Company), an increase in the provision for loan losses of $241 thousand (relating to the residential real estate loans at Belvedere Trust), an increase in other expense of $58 thousand and partially offset by a decrease in incentive compensation expense of $370 thousand. Other expenses for the three months ended June 30, 2005 were $970 thousand, compared to $912 thousand for the three months ended June 30, 2004. This increase was due primarily to an increase in legal and accounting fees of $51 thousand (due primarily to increased accounting and audit fees relating to Sarbanes-Oxley and the addition of Belvedere Trust), an increase in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $45 thousand and a net increase in all other expenses of $35 thousand partially offset by a decrease in printing and stockholder communications of $73 thousand.

Six Months Ended June 30, 2005 Compared to June 30, 2004

For the six months ended June 30, 2005, our net income was $23.3 million. Our net income available to common stockholders was $21.5 million, or $0.45 per diluted share, based on an average of 47,274,000 shares outstanding. For the six months ended June 30, 2004, our net income was $30.1 million, or $0.68 per diluted share available to common stockholders, based on an average of 44,463,000 shares outstanding.

Net interest income for the six months ended June 30, 2005 totaled $28.9 million, or 21% of total interest income, compared to $33.9 million, or 50% of total interest income, for the six months ended June 30, 2004. Net interest income is comprised of the interest income earned on mortgage investments net of premium and discount amortization less interest expense from borrowings. Interest income net of premium amortization expense for the six months ended June 30, 2005 was $137.3 million, compared to $68.2 million for the six months ended June 30, 2004, an increase of 102%. Interest expense for the six months ended June 30, 2005 was $108.4 million, compared to $34.3 million for the six months ended June 30, 2004, an increase of 216%. As a result of investing the proceeds of our common and preferred stock offerings, our assets and borrowings and the related interest income and interest expense have increased during the year. Although the amortized cost of Anworth’s agency mortgage-backed securities increased by 4%, from $4.58 billion to $4.76 billion, the large increase in our mortgage-related assets and borrowings was due to the growth of Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust, which was formed in November 2003, now represents approximately 40% of our total assets. The larger percentage increase in interest expense was due primarily to the increase in interest rates during the year.

Premium amortization expense for Anworth’s agency securities decreased $5.1 million, or 21%, from $24.9 million to $19.8 million, and premium amortization expense on Belvedere Trust’s assets was $7.5 million during the six months ended June 30, 2005, compared to $1.0 million for the six months ended June 30, 2004, due to the increase in Belvedere Trust’s assets.

During the six months ended June 30, 2005, we did not sell any securities, compared to a gain on sale of securities of $259 thousand, or 0.4% of total interest income, during the six months ended June 30, 2004. During the six months ended June 30, 2005, we did not have any recognized gain or loss on derivative instruments compared to a realized net gain on derivative instruments of $329 thousand, or 0.5% of total interest income, during the six months ended June 30, 2004.

Total expenses were $5.3 million for the six months ended June 30, 2005, compared to $4.2 million, for the six months ended June 30, 2004. The increase of $1.1 million in total expenses was due primarily to an increase in compensation and benefit expenses of $906 thousand (due primarily to staffing at Belvedere Trust and an increase in salaries at the Company), an increase in the provision for loan losses of $538 thousand (relating to the residential real estate loans at Belvedere Trust), an increase in other expense of $364 thousand and partially offset by a decrease in incentive compensation expense of $731 thousand. Other expenses for the six months ended June 30, 2005 were $2.1 million, compared to $1.7 million for the six months ended June 30, 2004. This increase was due primarily to an increase in legal and accounting fees of $157 thousand (due primarily to increased accounting and audit fees relating to Sarbanes-Oxley and the addition of Belvedere Trust), an increase in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust)

of $127 thousand, an increase in Sarbanes-Oxley consulting fees of $21 thousand and a net increase in other expenses of $59 thousand.

Financial Condition

At June 30, 2005, we held agency mortgage assets whose amortized cost was approximately $4.78 billion, consisting primarily of $4.58 billion of adjustable-rate mortgage-backed securities, $16 million of floating rate CMOs and $182 million of fixed-rate mortgage-backed securities. This amount represents an approximate 4% increase from the $4.61 billion held at December 31, 2004. Of the adjustable-rate agency mortgage-backed securities owned by us, 35% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 65% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at June 30, 2005 and December 31, 2004, classified by type of issuer (dollar amounts in thousands):

	June 30, 2005		December 31, 2004
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,345,673	70.3%	$3,301,406	72.0%
Freddie Mac (FHLMC)	1,306,192	27.4%	1,157,910	25.2%
Ginnie Mae (GNMA)	107,479	2.3%	129,225	2.8%

Total agency mortgage-backed securities	$4,759,344	100.0%	$4,588,541	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at June 30, 2005 and December 31, 2004, by type of interest rate index (dollar amounts in thousands):

	June 30, 2005		December 31, 2004
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$15,754	0.3%	$18,584	0.4%
Six-month LIBOR	13,109	0.3%	20,008	0.5%
One-year LIBOR	2,612,442	54.9%	2,251,782	49.1%
Six-month Certificate of Deposit	5,515	0.1%	6,402	0.1%
Six-month Constant Maturity Treasury	1,381	0%	1,648	0%
One-year Constant Maturity Treasury	1,857,864	39.0%	2,006,235	43.7%
Cost of Funds Index	74,196	1.6%	82,367	1.8%
Fixed-Rate	179,083	3.8%	201,515	4.4%

Total agency mortgage-backed securities	$4,759,344	100.0%	$4,588,541	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.42% at June 30, 2005. The average coupon of the adjustable-rate securities was 4.21%, the hybrid average coupon was 4.50%, the CMO floaters average coupon was 4.03% and the average coupon of the fixed-rate securities was 5.12%. At December 31, 2004, our total agency portfolio had a weighted average coupon of 4.28%. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.30%, the CMO floaters average coupon was 3.22% and the average coupon of the fixed-rate securities was 5.12%.

At June 30, 2005, the unamortized net premium paid for our agency mortgage-backed securities was $100 million. At December 31, 2004, the unamortized net premium paid for our mortgage-backed securities was $111 million.

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

At June 30, 2005, the average amortized cost of our agency mortgage-related assets was 102.1%, the average amortized cost of the adjustable-rate securities was 102.1% and the average amortized cost of the fixed-rate securities was 102.9%. Relative to our agency MBS portfolio, at June 30, 2005, the average interest rate on outstanding repurchase agreements was 3.03% and the average days to maturity was 142 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.04% and the weighted average term to next rate adjustment was 242 days.

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

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At June 30, 2005 and December 31, 2004, residential real estate loans consisted of the following (in thousands):

June 30, 2005

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$32,763	$3,026,869	$3,059,632
Unamortized premium and expenses	1,025	65,124	66,149

Carrying value	$33,788	$3,091,993	$3,125,781

December 31, 2004

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	35,227	46,411

Carrying value	$577,932	$2,050,402	$2,628,334

As of June 30, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000%–6.875%	2032–2045	$1,135,107	$4,868	$616
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	4.125%–6.750%	2034-2035	234,657	1,639	558
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.500% – 7.000%	2033–2035	465,738	7,914	1,403
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 6.000%	2033–2034	6,414	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033–2035	316,693	652	161
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033–2035	685,988	5,688	982
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033–2034	191,907	817	392
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034–2035	23,128	—	—

				$3,059,632	$21,578	$4,112

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000%–6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000%–5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 –2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

As of June 30, 2005 and December 31, 2004, the residential real estate loans consisted of the following (in thousands):

	June 30, 2005		December 31, 2004
Range of Carrying Amounts of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	504	$20,939	261	$16,976
$100–$149	893	112,568	779	97,545
$150–$199	901	157,207	760	131,914
$200–$249	832	186,260	719	160,615
$250–$299	742	203,078	585	159,731
$300–$349	761	248,687	634	206,815
$350–$399	969	364,313	804	301,503
$400–$449	755	319,707	611	258,586
$450–$499	600	284,860	474	224,893
$500–$749	1,218	718,971	1,030	607,384
$750–$999	294	258,840	275	243,157
$1,000 & greater	148	184,202	140	172,804

	8,617	$3,059,632	7,072	$2,581,923

The weighted average coupon on whole loans which we have securitized was 5.06% at June 30, 2005. At December 31, 2004, the weighted average coupon on whole loans which we have securitized was 4.30%.

As of June 30, 2005 and December 31, 2004, the residential real estate loans consisted of the following:

Geographic Concentration	June 30, 2005	December 31, 2004
Southern California	32%	32%
Northern California	22%	21%
Florida	6%	6%
Virginia	4%	4%
Colorado	3%	3%
Illinois	3%	3%
Michigan	3%	3%
Other states (none greater than 2%)	27%	28%

Total:	100%	100%

Our residential real estate loan portfolio of $3.12 billion as of June 30, 2005 includes $34 million of loans pending securitization and $3.09 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $2.53 billion of mortgage-backed securities issued and $527 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $3.09 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the special purpose entities that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these special purpose entities (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust, and such mortgage loans are not assets of Anworth or of Belvedere Trust. Only our interest in the securities issued by the special purpose entities are legal assets of Anworth and Belvedere Trust.

At June 30, 2005, Belvedere Trust owned approximately $34 million in loans held for securitization. This figure includes the face amount of the mortgages as well as accrued interest and premium or discount. The loans consist of high credit-quality jumbo adjustable-rate and hybrid first-lien single-family residential mortgages with initial fixed-rate periods of three to ten years.

Hedging

We periodically enter into derivative transactions, in the form of interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate the interest rate swap transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 3.1 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2005, there were unrealized gains of approximately $6.6 million on our swap agreements.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. We do not designate the Eurodollar futures for hedge accounting. Once the financing rates on the securitization are fixed, we remove the hedge positions. We recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the Eurodollar futures transactions. The difference between these changes in value is included in income during the current period. For the three months ended June 30, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. As of June 30, 2005, Belvedere Trust did not have any outstanding Eurodollar futures positions.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.3 billion at June 30, 2005 and Belvedere Trust’s repurchase agreements, which totaled $527 million at June 30, 2005. Belvedere Trust also had $32 million in whole loan financing at June 30, 2005. Our other significant source of funds for the three months ended June 30, 2005 consisted of payments of principal from our mortgage securities portfolio in the amount of $432 million and $240 million from our residential real estate loans.

Relative to our agency MBS portfolio, at June 30, 2005, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of June 30, 2005, other than three repurchase agreements that reprice monthly subject to a cap, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from twenty-two days to thirty-six months. On June 30, 2005, we had borrowing arrangements with 20 different financial institutions and had borrowed funds under repurchase agreements with 12 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2005.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the second quarter ended June 30, 2005, Belvedere Trust transferred approximately $0.4 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. During the first quarter ended March 31, 2005, Belvedere Trust transferred approximately $0.9 billion of residential mortgage loans to a securitization trust pursuant to a pooling and third party service agreement. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The residential real estate loans remain as assets on our consolidated balance sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our consolidated balance sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. One securitization transaction (as more fully described in Note 3) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-backed securities portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the three months ended June 30, 2005, we had raised approximately $8 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At June 30, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended June 30, 2005, we issued 115 thousand shares of Series A preferred stock, par value $0.01 per share, liquidation preference $25.00 per share, resulting in net proceeds to us of approximately $2.8 million.

At June 30, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $14.4 million and whole loan financing facilities which provide for up to $1.15 billion in financing secured by single-family mortgage loans. At June 30, 2005, Belvedere Trust has borrowed $32 million under the facilities, secured by mortgage loans held for securitization with a face value of $33 million.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations as of June 30, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,284,170	$4,053,170	$231,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	527,254	348,354	178,900	—	—
Whole loan financing facilities	32,289	32,289	—	—	—
Mortgage-backed securities issued(2)	2,532,977	633,244	831,133	467,512	601,088
Junior subordinated notes(3)	37,380	—	—	—	37,380
Purchase commitments	14,413	14,413	—	—	—
Lease commitment (Belvedere Trust)	199	65	129	5	—

Total(4)	$7,428,682	$5,081,535	$1,241,162	$467,517	$638,468

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.

(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010.

(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10.

The following table represents the Company’s contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,172,930	$3,705,930	$467,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	544,506	275,631	268,875	—	—
Whole loan financing facilities	556,233	556,233	—	—	—
Mortgage-backed securities issued(2)	1,494,851	373,523	490,249	275,765	355,314
Purchase commitments	350,513	350,513	—	—	—

Total(3)	$7,119,033	$5,261,830	$1,226,124	$275,765	$355,314

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.

(3)	This does not include annual compensation agreements, leases and incentive compensation agreements which are more fully described in Note 10.

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our consolidated balance sheets at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at June 30, 2005 was $545 million. Common stockholders’ equity was approximately $498 million, or $10.37 book value per share.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. Accumulative Other Comprehensive Income, Unrealized Loss on Available-for-Sale Agency Securities was $52.5 million or 1.1% of the amortized cost of agency mortgage-backed securities at June 30, 2005. This, along with “Accumulative other comprehensive gain, derivatives” of $6.6 million, and “Accumulative other comprehensive loss, other MBS,” of $0.7 million, constitute the total “Accumulative other comprehensive loss” of $46.6 million.

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

Our accounting policies are described in Note 1 to our financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-related assets. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for estimated prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Interest income on our mortgage-related assets is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified special purpose entities are deemed to be VIEs and we are considered the primary beneficiary. In addition, we consolidate our interest in loans financed through whole loan financing agreements where we are acquiring assets prior to securitization. We disclose our interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

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

Subsequent Events

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the Securities and Exchange Commission on June 17, 2005 and July 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

On July 19, 2005, we declared a common stock dividend of $0.18 per share which is payable on August 11, 2005 to our common stockholders of record as of the close of business on July 29, 2005.

On July 19, 2005, we declared a Series A preferred stock dividend of $0.539063 per share for the third quarter of 2005 which is payable on October 17, 2005 to our preferred stockholders of record as of the close of business on September 30, 2005.

RISK FACTORS

An investment in our stock involves a number of risks. Before making a decision to purchase our securities, you should carefully consider all of the risks described in this quarterly report. If any of the risks discussed in this quarterly report actually occur, our business, financial condition and results of operations could be harmed. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

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

Relative to our investment grade agency mortgage-backed securities, we generally borrow between eight and twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-related assets, generally under repurchase agreements. A decline in the market value of the mortgage-related assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-related assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the mortgage-backed securities, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a repurchase agreement or whole loan financing facility could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

Our officers devote a portion of their time to another company in capacities that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

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

Several of our officers and employees are also directors, officers and managers of BT Management Company, L.L.C., the company that manages the day-to-day operations of Belvedere Trust, our mortgage loan subsidiary, and Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA, BT Management Company, L.L.C. and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may harm our overall management and operating results.

We may incur increased borrowing costs related to repurchase agreements and that would harm our profitability.

Currently, all of our borrowings are collateralized borrowings in the form of repurchase and whole loan financing agreements. If the interest rates on these agreements increase, that would harm our profitability.

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

An increase in interest rates may harm our book value and cause a decrease in the demand for mortgage loans, which could harm the cash available for distribution to you.

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for sale which are determined by management to be other than temporary in nature are reclassified from accumulated other comprehensive income to current operations.

Furthermore, rising interest rates generally reduce the demand for consumer credit, including mortgage loans. Interest rates have been at record low levels in recent years. The Mortgage Bankers Association of America has predicted that residential mortgage loan originations will decrease in 2005 and for a period thereafter, primarily due to an anticipated decrease in refinancings caused by rising interest rates. In a period of rising interest rates, we expect to acquire and securitize fewer loans which would harm parts of our business, revenues and results of operations, which could adversely affect the amount of cash available for distribution to you.

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

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. This requirement for additional collateral may compel us to liquidate our assets at a disadvantageous time, thus harming our operating results and net profitability.

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

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use interest rate swap agreements to manage the interest rate risk of our portfolio of agency mortgage-backed securities and Eurodollar futures contracts to manage the interest rate risk associated with holding loans in our whole loan financing facility before securitization; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

We depend on our key personnel and the loss of any of our key personnel could harm our operations.

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, Chairman, President and Chief Executive Officer, Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director, Thad M. Brown, Chief Financial Officer, Charles J. Siegel, Senior Vice President-Finance, Evangelos Karagiannis, Vice President and Bistra Pashamova, Vice President. Belvedere Trust’s key officers are Claus Lund and Russell Thompson. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees, and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

We fund most of our acquisitions of adjustable-rate mortgage-backed securities with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage-backed securities. Accordingly, if short-term interest rates increase, this may harm our profitability.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 142 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 242 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

Increased levels of prepayments from mortgage-backed securities may decrease our net interest income.

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At June 30, 2005, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At June 30, 2005, 3.8% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At June 30, 2005, approximately 96% of our agency mortgage-backed securities were adjustable-rate securities.

We may invest in leveraged mortgage derivative securities that generally experience greater volatility in market prices, thus exposing us to greater risk with respect to their rate of return.

We may acquire leveraged mortgage derivative securities that may expose us to a high level of interest rate risk. The characteristics of leveraged mortgage derivative securities result in greater volatility in their market prices. Thus, acquisition of leveraged mortgage derivative securities would expose us to the risk of greater price volatility in our portfolio and that could harm our net income and overall profitability.

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

Risk Related Primarily to Belvedere Trust’s Business

Belvedere Trust’s use of short-term debt exposes us to liquidity, market value and securitization execution risks that could result in harm to our financial condition.

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

Belvedere Trust’s payment of commitment fees and other expenses to secure borrowing lines may not protect us from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in Belvedere Trust, lender collateral requirements, available borrowing rates, the acceptability and market values of Belvedere Trust collateral, and other factors could force Belvedere Trust to utilize its liquidity reserves or to sell assets, and, thus, could harm its liquidity, financial soundness, and earnings.

If Belvedere Trust is unable to complete securitizations or experiences delayed mortgage loan sales or securitization closings, it could face a liquidity shortage which would harm our operating results.

Belvedere Trust relies significantly upon securitizations to generate cash proceeds to repay borrowings and replenish its borrowing capacity. If there is a delay in a securitization closing or any reduction in its ability to complete securitizations, Belvedere Trust may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgage loans increase our risk by exposing us to credit and interest rate risks for this extended period of time. Several factors could harm Belvedere Trust’s ability to complete securitizations of its mortgage loans, including, among others, the following:

•	conditions in the securities and secondary markets;

•	credit quality of the mortgage loans acquired;

•	volume of its mortgage loan acquisitions;

•	its ability to obtain credit enhancements;

•	downgrades by rating agencies of its previous securitizations; and

•	lack of investor demand for purchasing components of the securities.

Belvedere Trust’s business may be significantly harmed by a slowdown in the economy of California, resulting in potentially higher delinquencies and increased loan losses.

At June 30, 2005, approximately 54% of the residential mortgage loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

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

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk that could result in loan losses and could harm our operating results.

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

As of June 30, 2005, approximately 0.88% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred no losses to date, but we anticipate that Belvedere Trust will incur losses in the future. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.19% of the loan balances. This analysis is based on factors related to borrower credit, such as FICO score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than we anticipated. Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. As of June 30, 2005, 35.4% of Belvedere Trust’s loans allowed for negative amortization. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws, and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

Belvedere Trust requires a significant amount of capital, and if it is not available, our business and financial performance could be significantly harmed.

Belvedere Trust requires substantial capital to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans prior to securitization. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust acquires mortgage-related assets that it expects to finance through borrowings from whole loan financing facilities and repurchase facilities. It is possible that its lenders could experience changes in their ability to advance funds to us, independent of Belvedere Trust’s performance or the performance of its loans. Belvedere Trust anticipates that its repurchase facilities will be dependent on the ability of counterparties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counterparties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be harmed. Capital could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would harm Belvedere Trust’s operating results, liquidity, financial condition and earnings.

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. If Belvedere Trust fully invests all of the proceeds of our investment in it prior to the point at which it can access external sources of capital, if it ever can, then Belvedere Trust will need to either restructure the securities supporting its portfolio or, if it is unable to sell additional securities on reasonable terms or at all, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

Residential mortgage loan delinquencies, defaults, and credit losses could reduce Belvedere Trust’s ability to complete securitizations, which could expose Belvedere Trust to risk from holding loans longer than expected.

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk. As of June 30, 2005, by outstanding principal balances, approximately 0.71% of residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.12% were 60 days delinquent and approximately 0.06% were 90 days delinquent.

The use of securitizations with over-collateralization requirements may have a negative impact on Belvedere Trust’s cash flow.

Belvedere Trust does not currently use securitizations with over-collateralization requirements but may do so in the future. If Belvedere Trust utilizes over-collateralization as a credit enhancement to its securitizations, Belvedere Trust expects that such over-collateralization will restrict its cash flow if loan delinquencies exceed certain levels. The terms of Belvedere Trust’s securitizations will generally provide that, if certain delinquencies and/or losses exceed the specified levels based on rating agencies’ (or the financial guaranty insurer’s, if applicable) analysis of the characteristics of the loans pledged to collateralize the securities, the required level of over-collateralization may be increased or may be prevented from decreasing as would otherwise be permitted if losses and/or delinquencies did not exceed those levels. Other tests (based on delinquency levels or other criteria) may restrict Belvedere Trust’s ability to receive net interest income from a securitization transaction. We cannot assure you that the performance tests will be satisfied. Failure to satisfy performance tests may harm our results of operations.

Representations and warranties made by Belvedere Trust in loan sales and securitizations may subject Belvedere Trust to liability that could result in loan losses and could harm our operating results.

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

Belvedere Trust’s permanent asset portfolio produces a significant amount of its revenue. It consists principally of mortgage loans that have been securitized by Belvedere Trust and, to a lesser extent, securities acquired from securitizations sponsored by others. The mortgage-related assets Belvedere Trust owns employ a high degree of internal structural leverage that concentrates risk into the assets that Belvedere Trust acquires. No amount of risk management or mitigation can change the variable nature of cash flows, market values, and financial results generated by concentrated risks in Belvedere Trust’s mortgage-related investments, which, in turn, can result in variable returns to Belvedere Trust. Due to the concentration of risks, the assets Belvedere Trust hold may be exposed to greater credit, interest-rate and prepayment risk.

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

Belvedere Trust acquires and owns “interest-only” loans which expose it to increased risk of default.

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At June 30, 2005, 47% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, our operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. As of June 30, 2005, approximately 50.9% of the loans held by Belvedere Trust had been acquired from Countrywide Home Loans, Inc. and 15.6% of the loans held by Belvedere Trust had been acquired from Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

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

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this quarterly report on Form 10-Q. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

If we raise additional capital, our earnings per share and dividends per share may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

Our future offerings of debt or preferred equity securities may harm the value of our Series A Preferred Stock.

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. In addition to our outstanding Series A Preferred Stock, we currently have an agreement with Cantor pursuant to which we may issue up to 2.0 million shares of our Series A Preferred Stock. The issuance of additional preferred stock on parity with or senior to our Series A Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of our Series A Preferred Stock. In addition, our Series A Preferred Stock will be subordinated to all our existing and future debt. None of the provisions relating to our Series A Preferred Stock contains any provisions affording the holders of our Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might harm the holders of our Series A Preferred Stock.

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

Future offerings of debt securities, which would be senior to our common stock or Series A Preferred Stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock or Series A Preferred Stock for the purposes of dividend distributions, may harm the market price of our common stock or Series A Preferred Stock.

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

At June 30, 2005, our agency mortgage-backed securities and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$179,083	3.8%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	312,669	6.5%	1,637,050	38.2%
Greater than 3 months and less than 1 year	1,313,506	27.6%	2,416,120	56.4%
Greater than 1 year and less than 2 years	421,729	8.9%	231,000	5.4%
Greater than 2 years and less than 3 years	1,760,947	37.0%	—	—
Greater than 3 years and less than 5 years	771,410	16.2%	—	—

Total	$4,759,344	100.0%	$4,284,170	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 142 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 242 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At June 30, 2005, we had unrestricted cash of $1.1 million available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at June 30, 2005, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements. Changes in Portfolio Value equals the change in value of our assets that Anworth carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. Anworth acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Anworth generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	-311%	0.4%
–1.0%	-247%	0.3%
0%	—	—
1.0%	-157%	-1.2%
2.0%	-290%	-3.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 67% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at June 30, 2005. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At June 30, 2005, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 3.1 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual projected net income and Portfolio Value (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	-265%	0.8%
–1.0%	-229%	0.5%
0%	—	—
1.0%	-198%	-1.5%
2.0%	-372%	-3.5%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual projected net income and Portfolio Value as more fully discussed below based on investments in place at June 30, 2005. Changes in Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the consolidated balance sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Projected Percentage Change in Net Interest Income	Projected Percentage Change in Portfolio Value
–2.0%	61.8%	1.9%
–1.0%	32.5%	1.2%
0%	—	—
1.0%	-42.7%	-1.9%
2.0%	-82.9%	-4.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 31.2% to 37.2% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at June 30, 2005. Actual results could differ significantly from those estimated in the table.

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

We held our annual meeting of stockholders on May 27, 2005 at our offices in Santa Monica, California. At the annual meeting, our stockholders voted on the following two (2) items:

(i)	Six nominees for election to our board of directors were elected based upon the following votes:

Name	For	Withheld
Lloyd McAdams	44,957,821	552,200
Lee A. Ault, III	44,813,784	696,237
Charles H. Black	44,792,304	717,716
Joe E. Davis	44,803,688	706,332
Robert C. Davis	45,093,369	416,652
Joseph E. McAdams	45,065,660	444,360

(ii)	The ratification of the appointment of BDO Seidman, LLP as our independent accountants and auditors for the fiscal year ending December 31, 2005 was approved as follows:

For	Against	Abstain
45,259,911	140,368	109,740

Item 5.	Other Information.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission for the purpose of registering $100 million of its common stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the Securities and Exchange Commission on June 17, 2005 and July 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the initial public offering.

On May 17, 2005, we announced plans to acquire up to 2,000,000 shares of our common stock, or approximately 4% of our total shares of common stock outstanding. The shares are expected to be acquired at prevailing prices through open market transactions. The purchases are to be made subject to restrictions relating to volume, price and timing. The actual number and timing of share repurchases will be subject to market conditions and applicable Securities and Exchange Commission rules.

On May 27, 2005, we declared a preferred stock dividend of $0.539063 per share which was payable on July 15, 2005 to our preferred stockholders of record as of the close of business on June 30, 2005.

On May 27, 2005, BellaVista Funding Corporation completed a securitization of mortgage-backed securities backed by adjustable-rate and hybrid mortgage loans. The total amount of the securities underwritten was approximately $444 million. These mortgage loans were purchased by BellaVista Funding Corporation from Belvedere Trust. Belvedere Trust has previously completed seven other securitizations of mortgage loans and, since its formation, has securitized $3.8 billion of mortgage loans.

As of June 30, 2005, Belvedere Trust had entered into forward loan purchase commitments of $14 million for the purchase of residential mortgage loans.

On July 19, 2005, we declared a common stock dividend of $0.18 per share which is payable on August 11, 2005 to our common stockholders of record as of the close of business on July 29, 2005.

On July 19, 2005, we declared a Series A preferred stock dividend of $0.539063 per share for the third quarter of 2005 which is payable on October 17, 2005 to our preferred stockholders of record as of the close of business on September 30, 2005.

Item 6.	Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

Exhibit Number	Description

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.15	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003)

10.16	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003)

10.18	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.19	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

10.23	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust Mortgage Corporation, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc.

10.24	Guaranty of Sublease dated May 16, 2005 between Anworth Mortgage Asset Corporation and Keefe, Bruyette & Woods, Inc.

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 9, 2005	/s/ Joseph Lloyd McAdams
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: August 9, 2005	/s/ Thad M. Brown
Thad M. Brown Chief Financial Officer (principal accounting officer)