Form 10-Q
period 2005-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2005-11-09
CIK 1047884

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 4, 2005, the Registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 46,074,275 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,378,684	$4,362,779
Agency mortgage-backed securities at fair value	257,674	225,762

	4,636,358	4,588,541
Other mortgage-backed securities pledged to counterparties at fair value	73,605	63,470
Residential real estate loans	2,829,655	2,628,334
Allowance for loan losses	(1,449)	(591)
Cash and cash equivalents	1,417	3,042
Restricted cash	1,250	1,250
Interest and dividends receivable	33,998	28,141
Derivative instruments at fair value	10,870	6,399
Prepaid expenses and other	3,782	484

	$7,589,486	$7,319,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$47,076	$23,244
Repurchase agreements (Anworth Mortgage)	4,184,680	4,172,930
Repurchase agreements (Belvedere Trust)	486,555	544,506
Whole loan financing facilities	66,860	556,233
Mortgage-backed securities issued	2,248,031	1,494,851
Junior subordinated notes	37,380	—
Derivative instruments at fair value	353	2,278
Dividends payable	1,011	12,924
Accrued expenses and other	11,082	4,837

	$7,083,028	$6,811,803

Minority interest	179	231
Stockholders’ equity:
Series A Cumulative Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share; authorized 20,000 shares; 1,876 and 1,101 shares issued and outstanding, respectively	19	11
Common Stock, par value $0.01 per share; authorized 100,000 shares; 46,813 and 46,497 issued and outstanding, respectively	470	465
Additional paid-in capital	585,304	560,745
Accumulated other comprehensive loss consisting of unrealized losses	(69,838)	(42,598)
Accumulated deficit	(7,506)	(10,991)
Unearned restricted stock	(536)	(596)
Treasury stock	(1,634)	—

	506,279	507,036

	$7,589,486	$7,319,070

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest income net of amortization of premium and discount	$70,031	$42,367	$207,318	$110,517
Interest expense	(63,518)	(27,575)	(171,943)	(61,861)

Net interest income	6,513	14,792	35,375	48,656

Gain on sale of securities	—	1	—	260
Net gain (loss) on derivative instruments	—	(59)	—	270
Expenses:
Compensation and benefits	(866)	(666)	(2,638)	(1,532)
Incentive compensation	143	(521)	(708)	(2,103)
Provision for loan losses	(288)	(203)	(858)	(235)
Other expenses	(955)	(1,106)	(3,046)	(2,833)

Total expenses	(1,966)	(2,496)	(7,250)	(6,703)

Income from operations before income taxes and minority interest	4,547	12,238	28,125	42,483

Income taxes	—	—	—	(79)
Minority interest in net income of a subsidiary	(35)	(72)	(276)	(175)

Net income	$4,512	$12,166	$27,849	$42,229

Dividend on Series A Cumulative Preferred Stock	$(1,011)	$—	$(2,890)	$—

Net income available to Common stockholders	$3,501	$12,166	$24,959	$42,229

Basic earnings per share available to Common stockholders	$0.07	$0.27	$0.53	$0.94

Weighted average number of shares outstanding	47,867	45,868	47,451	44,857

Diluted earnings per share available to Common stockholders	$0.07	$0.26	$0.53	$0.94

Weighted average number of diluted shares outstanding	47,891	45,925	47,481	44,955

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Accum. Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comp. Income (Loss)	Total
Balance, December 31, 2004	1,101	46,497	$11	$465	$560,745	$(45,491)	$4,122	$(1,229)	$(10,991)	$(596)	—	—	$507,036
Issuance of Series A Preferred Stock	660		7		16,127								16,134
Issuance of Common Stock		663		7	6,402								6,409
Other comprehensive income (loss)						(22,589)	6,717	(87)				(15,959)	(15,959)
Net income									14,482			14,482	14,482

Total comprehensive loss												$(1,477)

Amortization of restricted stock										20			20
Dividends declared—$0.539063 per preferred share									(868)				(868)

Balance, March 31, 2005	1,761	47,160	$18	$472	$583,274	$(68,080)	$10,839	$(1,316)	$2,623	$(576)	$—		$527,254

Issuance of Series A Preferred Stock	115		1		2,827								2,828
Issuance of Common Stock		866		8	8,017								8,025
Other comprehensive income (loss)						15,589	(4,240)	595				11,944	11,944
Net income									8,855			8,855	8,855

Total comprehensive income												$20,799

Amortization of restricted stock										20			20
Dividends declared—$0.539063 per preferred share									(1,011)				(1,011)
Dividends declared—$0.27 per common share									(12,792)				(12,792)

Balance, June 30, 2005	1,876	48,026	$19	$480	$594,118	$(52,491)	$6,599	$(721)	$(2,325)	$(556)	$—		$545,123

Issuance of Common Stock		648		6	5,757								5,763
Other comprehensive income (loss)						(24,449)	3,919	(2,695)				(23,225)	(23,225)
Net income									4,512			4,512	4,512

Total comprehensive loss												$(18,713)

Amortization of restricted stock										20			20
Retired treasury stock		(1,674)		(16)	(14,571)								(14,587)
Treasury stock		(187)									(1,634)		(1,634)
Dividends declared—$0.539063 per preferred share									(1,011)				(1,011)
Dividends declared—$0.18 per common share									(8,682)				(8,682)

Balance, September 30, 2005	1,876	46,813	$19	$470	$585,304	$(76,940)	$10,518	$(3,416)	$(7,506)	$(536)	$(1,634)		$506,279

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Operating Activities:
Net income	$4,512	$12,166	$27,849	$42,229
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts (Anworth Mortgage)	11,563	12,295	31,323	37,233
Amortization of premiums and discounts (Belvedere Trust)	5,478	1,133	13,011	2,145
Gain on sales of agency securities	—	—	—	(102)
Gain on sales of securities in securitization	—	—	—	(157)
Loss (gain) on hedging instruments	—	59	—	(270)
Provision for loan losses	288	203	858	235
Provision for income taxes	—	—	—	28
Adjustment for minority interest in net income	35	72	276	175
Amortization of restricted stock	20	20	60	60
Changes in assets and liabilities:
(Increase) in interest receivable	(274)	(4,095)	(5,857)	(6,723)
(Increase) in prepaid expenses and other	(140)	(1,431)	(1,078)	(1,607)
Increase (decrease) in restricted cash	—	448	—	(2,174)
Increase in accrued interest payable	12,372	1,082	23,831	7,891
Increase (decrease) in accrued expenses and other	5,520	(9,920)	6,245	(1,357)

Net cash provided by operating activities	39,374	12,032	96,518	77,606
Investing Activities:
Available-for-sale agency securities:
Purchases	(424,265)	(868,236)	(1,418,430)	(1,654,528)
Proceeds from sales	—	—	—	119,356
Principal payments	511,239	454,555	1,307,842	1,358,201
Residential real estate loans:
Purchases	(36,075)	(572,154)	(886,980)	(1,846,040)
Proceeds from securitizations	—	—	—	196,428
Principal payments	840	1,020	4,384	8,633
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	326,510	45,818	675,777	70,020
Available-for-sale securities:
Purchases	(9,738)	—	(23,564)	—
Principal payments	4,038	—	9,968	—

Net cash used in investing activities	372,549	(938,997)	(331,003)	(1,747,930)
Financing Activities:
Borrowings from repurchase agreements	4,190,817	3,331,523	13,909,042	7,950,189
Repayments on repurchase agreements	(4,331,006)	(2,870,414)	(13,955,243)	(7,477,954)
Borrowings on whole loan financing facilities	34,571	541,558	849,474	1,755,740
Repayments on whole loan financing facilities	—	(376,700)	(1,338,847)	(1,255,080)
Borrowings on mortgage-backed securities issued	—	331,183	1,317,623	743,862
Repayments on mortgage-backed securities issued	(285,682)	(26,975)	(570,682)	(38,579)
Proceeds from junior subordinated notes issued, net	—	—	35,160	—
Proceeds from Preferred Stock issued, net	—	—	18,962	—
Proceeds from Common Stock issued, net	5,764	6,134	20,198	42,436
Minority investments	—	—	—	50
Preferred Stock dividends paid	(1,011)	—	(2,249)	—
Common Stock dividends paid	(8,682)	(15,090)	(34,028)	(46,144)
Treasury Stock	(16,222)	—	(16,222)	—
Minority profit distributions	(105)	—	(328)	—

Net cash provided by financing activities	(411,556)	921,219	232,860	1,674,520

Net increase (decrease) in cash and cash equivalents	367	(5,746)	(1,625)	4,196
Cash and cash equivalents at beginning of period	1,050	10,138	3,042	196

Cash and cash equivalents at end of period	$1,417	$4,392	$1,417	$4,392

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$51,146	$26,493	$148,111	$53,970
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	$—	$—	$—	$64,451

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$4,512	$12,166	$27,849	$42,229
Available for-sale agency securities, fair value adjustment	(24,449)	13,947	(31,449)	(12,720)
Other mortgage-backed securities, fair value adjustment	(2,695)	(195)	(2,187)	(1,001)
Unrealized gains (losses) on cash flow hedges	3,886	(9,518)	5,116	(3,619)
Reclassification adjustment for interest expense included in net income	33	1,766	1,280	2,893

	(23,225)	6,000	(27,240)	(14,447)
Comprehensive income (loss)	$(18,713)	$18,166	$609	$27,782

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

In November 2003, we formed a subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien single-family residential mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities while pledging the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a company owned 50% by us and 50% by the officers of BT Management, pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of September 30, 2005, Belvedere Trust’s assets comprised approximately 38% of our overall assets. Through September 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission, or the SEC, for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004.

A summary of our significant accounting policies follows.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $73.6 million. This amount includes approximately $34.5 million in securities that were retained from our first securitization during the first quarter of 2004 consisting of $24.0 million in securities rated AAA, $7.7 million in other investment grade securities and $2.8 million in non-investment grade securities. The remaining balance of approximately $39.1 million were securities that were purchased from major issuers and consist of $18.0 million in investment grade securities and $21.1 million in non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear credit risk associated with mortgages with a face value of $2.0 billion.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of September 30, 2005, we have not sold the first loss securities from our securitizations to third parties.

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency and non-agency securities as “available-for-sale.” All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale, which are determined by management to be other than temporary in nature, are reclassified from “Accumulated other comprehensive income” to current operations.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at September 30, 2005, aggregated by investment category and length of time:

	Less Than 12 Months		12 Months or More		Total
	(in thousands)
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	$2,083,892	(26,918)	$2,397,357	(50,528)	$4,481,249	(77,446)
Other mortgage-backed securities	$25,973	(2,402)	$32,695	(1,120)	$58,668	(3,522)

We do not consider those federal agency mortgage-backed securities that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired due to the fact that these are government-sponsored agency guaranteed securities with limited credit risk and we have the ability and intent to hold these investments until a forecasted recovery of fair value up to the cost of the investment which, in certain cases, may mean until maturity. We also do not consider the other mortgage-backed securities that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired and have the ability and intent to hold these securities until a forecasted recovery of fair value up to the cost of the investment which, in certain cases, may mean until maturity.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our Belvedere Trust subsidiary maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for loan losses” on the Consolidated Balance Sheets.

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses inherent in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on our real estate loans is established by taking loan loss provisions through our consolidated statements of income. We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under Financial Accounting Standards Board Interpretation No. 46, or FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our repurchase agreements to fixed-rate obligations over a period up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed-rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges. We do not issue or hold derivative contracts for speculative purposes.

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

Accounting for Derivatives and Hedging Activities

In accordance with FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or FASB 133, as amended by FASB No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or FASB 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB 133.

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

We formally document all relationships between hedging instruments and hedged items as well as our risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. We also formally assess (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting prospectively, as discussed below.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We discontinue hedge accounting prospectively when (i) we determine that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that designating the derivative as a hedging instrument is no longer appropriate.

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

Credit Risk

At September 30, 2005, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate mortgage-backed securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At September 30, 2005, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At September 30, 2005, we had no assets on which an impairment charge had been taken.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, and to comply with the provisions of the Internal Revenue Code of 1986, as amended, or the Code, with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Belvedere Trust Finance Corporation, or BT Finance, an indirect wholly-owned subsidiary of our company, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, our TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of September 30, 2005, the amount of our assets attributable to our taxable REIT subsidiaries was less than 5%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2004 Annual Report on Form 10-K on page 11.

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

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

June 15, 2005. On April 14, 2005, the SEC amended the implementation date to the interim reporting period for the first quarter of 2006. This statement replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement will require that compensation cost relating to share-based payment transactions be recognized in the financial statements and that cost will be measured on the fair value of the equity or liability instruments issued. On October 18, 2005, the FASB issued staff position “FAS 123(R)-2” to provide guidelines on the definition and criteria of grant date. FAS 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (i) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (ii) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. The provisions of FASB 123(R) are not expected to have a material effect on our financial statements. Prior to the effective date of FASB 123(R), we have elected to continue to provide the disclosures set forth in SFAS 123, as amended by FASB 148. The Company intends to use the modified prospective transition method.

As required by SFAS 123, as amended by SFAS 148, we provide pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in SFAS 123 had been applied. Had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income available to Common stockholders, as reported	$3,501	$12,166	$24,959	$42,229
Add: Stock-based compensation expense included in net income	20	20	60	60
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	63	63	181	341

Pro forma net income	$3,458	$12,123	$24,838	$41,948
Basic income per share, as reported	$0.07	$0.27	$0.53	$0.94
Pro forma basic income per share	$0.07	$0.26	$0.52	$0.94
Diluted income per share, as reported	$0.07	$0.26	$0.53	$0.94
Pro forma diluted income per share	$0.07	$0.26	$0.52	$0.93

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions made at the time of grants:

	2005	2004
Assumptions:
Dividend yield	5.95%	10.41%
Expected volatility	29.00%	32.00%
Risk-free interest rate	1.40%	2.97%
Expected lives	1.0 years	6.4 years

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

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

The computation of EPS is as follows (amounts in thousands, except per share amounts):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the three months ended September 30, 2005
Basic EPS	$3,501	47,867	$0.07
Effect of dilutive securities: Stock options	—	24	—

Diluted EPS	$3,501	47,891	$0.07

For the three months ended September 30, 2004
Basic EPS	$12,166	45,868	$0.27
Effect of dilutive securities: Stock options	—	57	(0.01)

Diluted EPS	$12,166	45,925	$0.26

For the nine months ended September 30, 2005
Basic EPS	$24,959	47,451	$0.53
Effect of dilutive securities: Stock options	—	30	—

Diluted EPS	$24,959	47,481	$0.53

For the nine months ended September 30, 2004
Basic EPS	$42,229	44,857	$0.94
Effect of dilutive securities: Stock options	—	98	—

Diluted EPS	$42,229	44,955	$0.94

Accumulated Other Comprehensive Income (Loss)

The Financial Accounting Standard Board’s Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FASB 133.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

RECENT ACCOUNTING PRONOUNCEMENTS

On March 3, 2005, the FASB issued staff position (FIN 46(R)-5), “Implicit Variable Interests Under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The determination as to whether an implicit variable interest exists should be based on whether, in substance, the reporting enterprise, through its relationship with the VIEs will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. The effective date of this position is the first reporting period beginning after March 3, 2005. This Company does not believe this will have a material impact on its financial statements, as it has disclosed its interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

In May 2005, the FASB issued “Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 and FASB Statement No. 3” (FASB 154) to be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement also applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB 154 requires retrospective application (related to the direct effect of the change) to prior periods’ financial statements of changes in accounting principle. We are not currently aware of any accounting changes or error corrections and, as such, do not believe FASB 154 will have a material effect on its financial statements.

NOTE 2. SECURITIES

The following table summarizes our mortgage-backed securities classified as available-for-sale as of September 30, 2005 and December 31, 2004, which are carried at their fair value (amounts in thousands):

September 30, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$95,890	$1,492,020	$3,083,404	$4,671,314
Paydowns receivable	—	41,983	—	41,983
Unrealized gains	—	196	311	507
Unrealized losses	(1,290)	(19,643)	(56,513)	(77,446)

Fair value	$94,600	$1,514,556	$3,027,202	$4,636,358

Other MBS
Amortized cost	$77,022
Unrealized losses	(3,522)
Unrealized gains	105

Fair value	$73,605

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$131,686	$1,141,429	$3,334,582	$4,607,697
Paydowns receivable	—	26,335	—	26,335
Unrealized gains	—	228	1,639	1,867
Unrealized losses	(2,461)	(10,082)	(34,815)	(47,358)

Fair value	$129,225	$1,157,910	$3,301,406	$4,588,541

Other MBS
Amortized cost	$64,699
Unrealized losses	(1,302)
Unrealized gains	73

Fair value	$63,470

The following table summarizes our agency securities at their fair value as of September 30, 2005 and December 31, 2004 (amounts in thousands):

September 30, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,546,436	$2,682,967	$427,847	$14,064	$4,671,314
Paydowns receivable	12,989	28,994	—	—	41,983
Unrealized gains	226	78	119	84	507
Unrealized losses	(23,278)	(47,437)	(6,731)	—	(77,446)

Fair value	$1,536,373	$2,664,602	$421,235	$14,148	$4,636,358

December 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,427,620	$2,955,923	$205,717	$18,437	$4,607,697
Paydowns receivable	8,929	17,406	—	—	26,335
Unrealized gains	896	504	425	42	1,867
Unrealized losses	(14,278)	(28,453)	(4,627)	—	(47,358)

Fair value	$1,423,167	$2,945,380	$201,515	$18,479	$4,588,541

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004, totaling approximately $2.1 billion, utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the three months ended September 30, 2005, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the nine months ended September 30, 2005, Belvedere Trust transferred approximately $1.4 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4.5 billion in asset-backed securities.

For the one securitization transaction accounted for as a sale, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at September 30, 2005, of all the securities from this transaction, was $131 million; the amount of assets derecognized was $96 million and the amount recognized as our retained securities was $35 million. As of September 30, 2005, the delinquent amount of all the principal balances from this transaction was $2 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at September 30, 2005 and December 31, 2004:

	Projected Percentage Change in Retained Securities at
Change in Interest Rates	September 30, 2005	December 31, 2004
-2.0%	3.5%	1.3%
-1.0%	1.8%	0.7%
0%	—	—
1.0%	-2.3%	-2.0%
2.0%	-4.9%	-5.4%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $2.83 billion at September 30, 2005 includes $69 million of loans pending securitization and $2.76 billion in loans which have been financed through securitization.

The following table represents the changes at September 30, 2005 and December 31, 2004 in our residential real estate loans (in thousands):

	September 30, 2005	December 31, 2004
Balance, beginning of year	$2,628,334	$—
New loan acquisitions	886,980	3,030,405
Sales (other than to consolidated securitization trusts)(1)	—	(258,164)
Principal repayments	(680,161)	(141,350)
Premium amortization	(8,712)	(3,079)
Capitalized securitization costs and other adjustments	3,214	522

Balance, end of period	$2,829,655	$2,628,334

(1)	Includes related premium

The following table represents the changes at September 30, 2005 and December 31, 2004 in our residential allowance for loan losses (in thousands):

	September 30, 2005	December 31, 2004
Balance, beginning of year	$591	$—
Additions	858	591

Balance, end of period	$1,449	$591

NOTE 5. REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at September 30, 2005, our repurchase agreements had a weighted average term to maturity of 100 days and a weighted average borrowing rate of 3.37%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 193 days with a weighted average borrowing rate of 3.33%. At September 30, 2005, agency MBS with a fair value of approximately $4.38 billion have been pledged as collateral under the repurchase agreements.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	September 30, 2005	December 31, 2004
Less than 3 months	59.5%	36.9%
3 months to less than 1 year	40.5%	51.9%
1 year to less than 2 years	—	11.2%

	100.0%	100.0%

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements to finance most of its other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which they have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At September 30, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 278 days and a weighted average borrowing rate of 3.55%. At December 31, 2004, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 313 days and a weighted average borrowing rate of 2.65%.

At September 30, 2005 and December 31, 2004, the repurchase agreements had the following remaining maturities:

	September 30, 2005	December 31, 2004
Less than 3 months	34.6%	47.5%
3 months to less than 1 year	38.4%	3.1%
1 year to less than 2 years	14.1%	44.5%
2 years to less than 3 years	12.9%	4.9%

	100.0%	100.0%

NOTE 6. MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to May 2045. At September 30, 2005, whole loans with a face value of approximately $2.7 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2004, whole loans with a face value of approximately $2 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At September 30, 2005, loans with a face value of approximately $67 million have been pledged as collateral under these facilities. At December 31, 2004, loans with a face value of approximately $567 million were pledged as collateral under these facilities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables represent, at September 30, 2005 and December 31, 2004, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

September 30, 2005

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$66,860	$—	$—	$—	$—
Mortgage-backed securities issued	155,957	522,854	392,140	294,105	220,579

December 31, 2004

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$556,233	$—	$—	$—	$—
Mortgage-backed securities issued	373,523	280,142	210,107	157,580	118,185

The whole loan financing facilities are short-term credit facilities. The total balance owed on the whole loan financing facilities, as of September 30, 2005, is due in 2005. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on contractual payments on the underlying loans as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

NOTE 7. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that it does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table of the estimated fair value of financial instruments at September 30, 2005 and December 31, 2004 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2005 (in thousands)		December 31, 2004 (in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$68,978	$68,923	$577,932	$578,189
Residential real estate loans securitized	2,760,678	2,722,886	2,050,402	2,039,828
Mortgage-backed securities issued	2,248,031	2,230,252	1,494,851	1,493,213

These fair value estimates at September 30, 2005 and December 31, 2004 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed an Amended and Restated Dividend Reinvestment and Stock Purchase Plan with the SEC pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The Plan allows stockholders and non-stockholders to purchase shares of our Common Stock and to reinvest dividends in additional shares of our Common Stock. During the three months ended September 30, 2005, we issued 648 thousand shares of Common Stock under the Plan, resulting in proceeds to us of approximately $5.8 million.

In May 2004, we filed a shelf registration statement on Form S-3 with the SEC for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of September 30, 2005, $260 million of our securities remained available for issuance under the registration statement.

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative Preferred Stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our Common Stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Cumulative Preferred Stock and Common Stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three months ended September 30, 2005, we did not sell any shares of Series A Cumulative Preferred Stock under the controlled equity offering program.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

On May 17, 2005, we announced that our Board of Directors had authorized us to acquire up to 2 million shares of our Common Stock, or approximately 4% of our total shares of Common Stock outstanding. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price and timing. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules.

The table below shows the repurchase transactions of our Common Stock during the three months ended September 30, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (July 1st–30th)	—	$—	—	2,000,000
Month #2 (August 1st–31st)	932,000	8.66	932,000	1,068,000
Month #3 (September 1st–30th)	929,010	8.73	929,010	138,990

Total:	1,861,010	$8.69	1,861,010	138,990

On October 13, 2005, we announced that our Board of Directors had authorized an additional share repurchase program, permitting us to acquire an incremental 3,000,000 shares of our Common Stock, or approximately 6% of our total shares of Common Stock outstanding. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price and timing. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules. Through October 31, 2005, we had repurchased under both programs 2,446,510 shares at an average cost of $8.52 per share.

At September 30, 2005, our authorized capital included 20 million shares of $0.01 par value Preferred Stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining Preferred Stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our Board of Directors.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, eligible employees have the opportunity to earn incentive compensation for each fiscal quarter. The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the Ten-Year U.S. Treasury Rate plus 1%, or the Threshold Return.

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the three months ended September 30, 2005, eligible employees under the 2002 Incentive Compensation Plan earned no incentive compensation. For the nine months ended September 30, 2005, these eligible employees earned $708 thousand in incentive compensation. For the three and nine months ended September 30, 2004, eligible employees under the 2002 Incentive Compensation Plan earned $521 thousand and $2.1 million, respectively, in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our Chairman, President and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of an addendum to his original employment agreement, Lloyd McAdams receives a base salary of $600 thousand per annum. Pursuant to the terms of an addendum to his original employment agreement, Joseph McAdams receives a base salary equal to $400 thousand per annum. Heather U. Baines receives a $50 thousand annual base salary. The terms of the employment agreements are for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

These employment agreements also have the following provisions:

•	the three executives are entitled to participate in our 2002 Incentive Compensation Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the Plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the Plan; and Heather U. Baines is entitled to 5% of all amounts paid under the Plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our Common Stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (i) all base salary due under the contracts, (ii) all discretionary bonus due under the contracts, (iii) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (iv) payment of COBRA medical coverage for eighteen months, (v) immediate vesting of all pension benefits, (vi) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (vii) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (a) the highest amount paid or payable to all employees under the 2002 Incentive Compensation Plan during any one of the three fiscal years prior to their termination, and (b) the highest amount paid, or that would be payable, under the Plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the Plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

At September 30, 2005, the value of the 42,000 unvested shares of restricted stock issued to the above executives is reflected on our Consolidated Balance Sheets as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $48.12 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2005, we paid $66 thousand and $194 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three and nine months ended September 30, 2004, we paid $64 thousand and $189 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	Thereafter	Total Commitment
Commitment Amount	$66,161	$268,611	$276,669	$1,350,238	$1,961,679

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $67 thousand and $196 thousand, respectively, paid to PIA in connection with this agreement during the three and nine months ended September 30, 2005. During the three months and nine months ended September 30, 2004, fees of $62 thousand and $186 thousand, respectively, were paid to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien single-family residential mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at September 30, 2005, Belvedere Trust’s assets comprised 38% of our overall assets. As of September 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On November 3, 2003, we also formed BT Management, a Delaware limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year US Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three and nine months ended September 30, 2005, Belvedere Trust paid BT Management incentive compensation of $0 and $792 thousand,

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. For the three and nine months ended September 30, 2004, Belvedere Trust paid BT Management incentive compensation of $218 thousand and $447 thousand, respectively.

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

On May 16, 2005, Belvedere Trust and BT Management entered into an Assignment and Assumption of Sublease and Consent of Sublessor and Keefe, Bruyette & Woods, Inc. Pursuant to this agreement, BT Management assumed Belvedere Trust’s obligation under a sublease for approximately 2,305 square feet of office space that BT Management utilizes to manage the operations of Belvedere Trust. On May 16, 2005, we entered into a Guaranty of Sublease with Keefe, Bruyette & Woods, Inc. pursuant to which we guaranty the obligations of BT Management under the sublease. The sublease runs through July 31, 2008 unless earlier terminated pursuant to the master lease. For the three months ended September 30, 2005, BT Management paid $16,200 in rent under the sublease.

The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	2008	Total Commitment
Commitment Amount	$16,135	$64,540	$64,540	$37,648	$182,863

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of September 30, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our Common Stock. The Plan authorizes our Board of Directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Internal Revenue Code of 1986, as amended, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Internal Revenue Code, and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of Common Stock at the time the option is granted. As of September 30, 2005, 1,634,804 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a Registration Statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 of our Common Stock to be issued pursuant to the Plan.

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2005, we are a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 2.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2005, there was an increase in unrealized gains of $6.4 million from $4.1 million at December 31, 2004 to $10.5 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $5.1 million and a reclassification adjustment for interest expense included in net income of $1.3 million) and shown as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $10.9 million and a liability of $0.4 million.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the three months ended September 30, 2005, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 3.8 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

For the three and nine months ended September 30, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. During the three months ended September 30, 2004, Belvedere Trust recognized a net unrealized loss of $209 thousand and a realized gain of $157 thousand on Eurodollar futures and forward loan purchase commitments. During the nine months ended September 30, 2004, Belvedere Trust recognized an unrealized gain of $10 thousand and a realized gain of $260 thousand on Eurodollar futures and forward loan purchase commitments.

As of September 30, 2005, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short-term, there may be either gain or loss recognized into earnings, but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of September 30, 2005, Belvedere Trust had entered into approximately $15.7 million in forward loan purchase commitments for which the market value had not significantly fluctuated from the inception of the commitment to September 30, 2005. These forward loan purchase commitments did not experience significant fluctuations in value during the periods for which the commitments were open.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a)    Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA as more fully described in Note 10.

(b)    We sublease 2,305 square feet of office space for our Belvedere operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2005	2006	2007	2008	Total Commitment
Commitment Amount	$16,135	$64,540	$64,540	$37,648	$182,863

(c)    Loan Purchase Commitment—As of September 30, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $15.7 million.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OTHER EXPENSE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Legal and accounting fees	$237	$166	$792	$564
Fees related to loan acquisitions	40	241	323	431
Printing and stockholder communications	84	130	145	229
D&O insurance	101	90	286	270
Software and implementation	59	80	216	182
Administrative service fees	75	69	206	195
Rent	82	69	238	204
Stock exchange and filing fees	51	29	145	109
Custodian fees	30	21	94	65
Sarbanes-Oxley consulting fees	34	36	120	101
Other	162	175	481	483

Total of Other Expense	$955	$1,106	$3,046	$2,833

NOTE 15. SUBSEQUENT EVENTS

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

On October 13, 2005, we declared a Common Stock dividend of $0.08 per share which is payable on November 10, 2005 to our Common stockholders of record as of the close of business on October 31, 2005.

On October 13, 2005, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share for the fourth quarter of 2005 which is payable on January 16, 2006 to our Preferred stockholders of record as of the close of business on December 30, 2005.

On November 7, 2005, we filed a Registration Statement on Form S-8 to register an aggregate of up to 3,500,000 of our Common Stock to be issued pursuant to the Equity Compensation Plan.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC including our Annual Report on Form 10-K for the year ended December 31, 2004, and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of September 30, 2005, our qualified REIT assets (real estate assets, as defined in the tax code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the tax code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2004 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our Common Stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the tax code.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans, with a focus on the high credit-quality jumbo adjustable-rate and hybrid first-lien mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained (classified on our Consolidated Balance Sheets as part of “Residential real estate loans”) are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of September 30, 2005, Belvedere Trust’s assets comprised 38% of our overall assets. Through September 30, 2005, we had made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. One securitization transaction (as more fully described in Note 3) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. During the three months ended September 30, 2005, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the nine months ended September 30, 2005, Belvedere Trust transferred approximately $1.4 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

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

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

At September 30, 2005, we had total assets of $7.6 billion. Our portfolio consisted of $4.64 billion of agency mortgage-backed securities allocated as follows: 33% agency adjustable-rate mortgage-backed securities, 57% agency hybrid adjustable-rate mortgage-backed securities, 9% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at September 30, 2005 were approximately $74 million. Mortgage loans held for securitization at September 30, 2005 were $69 million and securitized mortgage loans were $2.76 billion. As of September 30, 2005, Belvedere Trust’s assets comprised 38% of our overall assets, or approximately $2.9 billion in mortgage-related assets. Our total equity at September 30, 2005 was $506 million. Common stockholders’ equity was approximately $459 million, or $9.81 per share. For the three months ended September 30, 2005, we reported net income of $4.5 million. Our net income available to Common stockholders was $3.5 million, or $0.07 per diluted share.

Results of Operations

Three Months Ended September 30, 2005 Compared to September 30, 2004

For the three months ended September 30, 2005, our net income was $4.5 million. Our net income available to Common stockholders was $3.5 million, or $0.07 per diluted share, based on an average of 47,891,000 shares outstanding. For the three months ended September 30, 2004, our net income was $12.2 million, or $0.26 per diluted share available to Common stockholders, based on an average of 45,925,000 shares outstanding.

Net interest income for the three months ended September 30, 2005 totaled $6.5 million, or 9% of total interest income, compared to $14.8 million, or 35% of total interest income, for the three months ended September 30, 2004. Net interest income is comprised of the interest income earned on mortgage investments net of premium and discount amortization less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended September 30, 2005 was $70.0 million, compared to $42.4 million for the three months ended September 30, 2004, an increase of 65%. Interest expense for the three months ended September 30, 2005 was $63.5 million, compared to $27.6 million for the three months ended September 30, 2004, an increase of 130%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

Premium amortization expense for Anworth’s agency securities decreased $0.7 million, or 6%, from $12.3 million to $11.6 million, and premium amortization expense on Belvedere Trust’s assets was $5.5 million during the three months ended September 30, 2005, compared to $1.1 million for the three months ended September 30, 2004, due to the increase in Belvedere Trust’s assets.

The table below shows the approximate constant prepayment rate of our agency mortgage-backed securities:

	First Quarter	Second Quarter	Third Quarter
2005	27%	31%	36%
2004	27%	42%	36%

During the three months ended September 30, 2005, we did not sell any securities, compared to a gain on sale of securities of $1 thousand during the three months ended September 30, 2004. During the three months ended September 30, 2005, we did not have any recognized gain or loss on derivative instruments, compared to a realized net loss on derivative instruments of $59 thousand, or 0.13% of total interest income, during the three months ended September 30, 2004.

Total expenses were $2.0 million for the three months ended September 30, 2005, compared to $2.5 million, for the three months ended September 30, 2004. The decrease of $530 thousand in total expenses was due primarily to a decrease in other expenses of $151 thousand, an increase in compensation and benefit expenses of $200 thousand (due primarily to staffing at Belvedere Trust and an increase in salaries at our company), an increase in the provision for loan losses of $85 thousand (relating to the residential real estate loans at Belvedere Trust), and a decrease in incentive compensation expense of $664 thousand. Other expenses for the three months ended September 30, 2005 were $955 thousand, compared to $1.1 million for the three months ended September 30, 2004. This decrease was due primarily to a decrease in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $201 thousand offset by an increase in legal and accounting fees of $71 thousand (due primarily to increased accounting and audit fees relating to Sarbanes-Oxley and the addition of Belvedere Trust) and a net increase in all other expenses of $25 thousand and a decrease in printing and stockholder communications of $46 thousand.

Nine Months Ended September 30, 2005 Compared to September 30, 2004

For the nine months ended September 30, 2005, our net income was $27.8 million. Our net income available to Common stockholders was $25.0 million, or $0.53 per diluted share, based on an average of 47,481,000 shares outstanding. For the nine months ended September 30, 2004, our net income was $42.2 million, or $0.94 per diluted share available to Common stockholders, based on an average of 44,955,000 shares outstanding.

Net interest income for the nine months ended September 30, 2005 totaled $35.4 million, or 17% of total interest income, compared to $48.7 million, or 44% of total interest income, for the nine months ended September 30, 2004. Net interest income is comprised of the interest income earned on mortgage investments net of premium and discount amortization less interest expense from borrowings. Interest income net of premium amortization expense for the nine months ended September 30, 2005 was $207.3 million, compared to $110.5 million for the nine months ended September 30, 2004, an increase of 88%. Interest expense for the nine months ended September 30, 2005 was $171.9 million, compared to $61.9 million for the nine months ended September 30, 2004, an increase of 178%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

Premium amortization expense for Anworth’s agency securities decreased $6 million, or 16%, from $37.3 million to $31.3 million, and premium amortization expense on Belvedere Trust’s assets was $13 million during the nine months ended September 30, 2005, compared to $2.1 million for the nine months ended September 30, 2004, due to the increase in Belvedere Trust’s assets.

During the nine months ended September 30, 2005, we did not sell any securities, compared to a gain on sale of securities of $260 thousand, or 0.24% of total interest income, during the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we did not have any recognized gain or loss on derivative instruments, compared to a realized net gain on derivative instruments of $270 thousand, or 0.24% of total interest income, during the nine months ended September 30, 2004.

Total expenses were $7.2 million for the nine months ended September 30, 2005, compared to $6.7 million, for the nine months ended September 30, 2004. The increase of $0.5 million in total expenses was due primarily to an increase in compensation and benefit expenses of $1.1 million (due primarily to staffing at Belvedere Trust and an increase in salaries at our company), an increase in the provision for loan losses of $623 thousand (relating to the residential real estate loans at Belvedere Trust), an increase in “Other expenses” of $213 thousand and partially offset by a decrease in incentive compensation expense of $1.4 million. “Other expenses” for the nine months ended September 30, 2005 were $3 million, compared to $2.8 million for the nine months ended September 30, 2004. This increase was due primarily to an increase in legal and accounting fees of $228 thousand (due primarily to increased accounting and audit fees relating to Sarbanes-Oxley and the addition of Belvedere Trust), a decrease in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $108 thousand, a decrease in printing and stockholder communications of $84 thousand and a net increase in all other expenses of $177 thousand.

Financial Condition

At September 30, 2005, we held agency mortgage assets whose amortized cost was approximately $4.67 billion, consisting primarily of $4.23 billion of adjustable-rate mortgage-backed securities, $14 million of floating rate CMOs and $428 million of fixed-rate mortgage-backed securities. This amount represents an approximate 1.3% increase from the $4.61 billion held at December 31, 2004. Of the adjustable-rate agency mortgage-backed securities owned by us, 37% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 63% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at September 30, 2005 and December 31, 2004, classified by type of issuer (dollar amounts in thousands):

	September 30, 2005		December 31, 2004
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,027,202	65.3%	$3,301,406	72.0%
Freddie Mac (FHLMC)	1,514,556	32.7%	1,157,910	25.2%
Ginnie Mae (GNMA)	94,600	2.0%	129,225	2.8%

Total agency mortgage-backed securities	$4,636,358	100.0%	$4,588,541	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at September 30, 2005 and December 31, 2004, by type of interest rate index (dollar amounts in thousands):

	September 30, 2005		December 31, 2004
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$14,252	0.3%	$18,584	0.4%
Six-month LIBOR	11,231	0.3%	20,008	0.5%
One-year LIBOR	2,479,958	53.5%	2,251,782	49.1%
Six-month Certificate of Deposit	4,865	0.1%	6,402	0.1%
Six-month Constant Maturity Treasury	1,347	0%	1,648	0%
One-year Constant Maturity Treasury	1,633,461	35.2%	2,006,235	43.7%
Cost of Funds Index	70,009	1.5%	82,367	1.8%
Fixed-Rate	421,235	9.1%	201,515	4.4%

Total agency mortgage-backed securities	$4,636,358	100.0%	$4,588,541	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.57% at September 30, 2005. The average coupon of the adjustable-rate securities was 4.38%, the hybrid average coupon was 4.55%, the CMO floaters average coupon was 4.58% and the average coupon of the fixed-rate securities was 5.39%. At December 31, 2004, our total agency portfolio had a weighted average coupon of 4.28%. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.30%, the CMO floaters average coupon was 3.22% and the average coupon of the fixed-rate securities was 5.12%.

At September 30, 2005, the unamortized net premium paid for our agency mortgage-backed securities was $92 million. At December 31, 2004, the unamortized net premium paid for our mortgage-backed securities was $111 million.

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

At September 30, 2005, the average amortized cost of our agency mortgage-related assets was 102.0%, the average amortized cost of the adjustable-rate securities was 102.0% and the average amortized cost of the fixed-rate securities was 101.6%. Relative to our agency MBS portfolio, at September 30, 2005, the average interest rate on outstanding repurchase agreements was 3.37% and the average days to maturity was 100 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.33% and the weighted average term to next rate adjustment was 193 days.

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

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At September 30, 2005 and December 31, 2004, residential real estate loans consisted of the following (in thousands):

September 30, 2005

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$67,020	$2,700,358	$2,767,378
Unamortized premium and expenses	1,958	60,319	62,277

Carrying value	$68,978	$2,760,677	$2,829,655

December 31, 2004

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	35,227	46,411

Carrying value	$577,932	$2,050,402	$2,628,334

As of September 30, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 7.250%	2032 – 2045	$1,107,959	$4,866	$501
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	4.625% – 7.250%	2034 – 2035	199,461	1,843	371
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.625% – 6.875%	2033 – 2035	350,010	4,745	1,997
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.875% – 6.250%	2033 – 2034	5,855	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	285,017	1,647	411
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	619,637	3,555	2,441
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	180,463	970	391
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.625%	2034 – 2035	18,976	130	—

				$2,767,378	$17,756	$6,112

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000% – 5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 – 2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

As of September 30, 2005 and December 31, 2004, the residential real estate loans consisted of the following (in thousands):

	September 30, 2005		December 31, 2004
Range of Carrying Amounts of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	245	$19,586	261	$16,976
$100–$149	825	103,884	779	97,545
$150–$199	828	144,379	760	131,914
$200–$249	748	167,495	719	160,615
$250–$299	668	183,035	585	159,731
$300–$349	695	226,779	634	206,815
$350–$399	885	332,424	804	301,503
$400–$449	691	292,133	611	258,586
$450–$499	542	256,934	474	224,893
$500–$749	1,120	660,971	1,030	607,384
$750–$999	248	217,588	275	243,157
$1,000 & greater	131	162,170	140	172,804

	7,626	$2,767,378	7,072	$2,581,923

The weighted average coupon on whole loans which we have securitized was 5.28% at September 30, 2005. At December 31, 2004, the weighted average coupon on whole loans which we have securitized was 4.30%.

As of September 30, 2005 and December 31, 2004, the residential real estate loans consisted of the following:

Geographic Concentration	September 30, 2005	December 31, 2004
Southern California	33%	32%
Northern California	22%	21%
Florida	6%	6%
Virginia	4%	4%
Colorado	3%	3%
Illinois	3%	3%
Michigan	3%	3%
Other states (none greater than 2%)	26%	28%

Total:	100%	100%

Our residential real estate loan portfolio of $2.83 billion as of September 30, 2005 includes $69 million of loans pending securitization and $2.76 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $2.25 billion of mortgage-backed securities issued and $487 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.76 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust, and such mortgage loans are not assets of Anworth or of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of Anworth and Belvedere Trust. Of the mortgage-backed securities, $2.3 billion in principal amount outstanding at September 30, 2005 have been sold to third parties and $488 million have been retained by Belvedere Trust Mortgage Corporation. The securities retained by Belvedere Trust include $370 million of AAA class, $23 million of AA class and $95 million of classes less than AA.

At September 30, 2005, Belvedere Trust owned approximately $69 million in loans held for securitization. This figure includes the face amount of the mortgages as well as accrued interest and premium or discount. The loans consist of high credit-quality jumbo adjustable-rate first-lien single-family residential mortgages.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2005, we are a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 2.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2005, there were unrealized gains of approximately $10.5 million on our swap agreements.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. We do not designate the Eurodollar futures for hedge accounting. Once the financing rates on the securitization are fixed, we remove the hedge positions. We recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the Eurodollar futures transactions. The difference between these changes in value is included in income during the current period. For the three months ended September 30, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. As of September 30, 2005, Belvedere Trust did not have any outstanding Eurodollar futures positions.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.2 billion at September 30, 2005 and Belvedere Trust’s repurchase agreements, which totaled $487 million at September 30, 2005. Belvedere Trust also had $67 million in whole loan financing at September 30, 2005. Our other significant source of funds for the three months ended September 30, 2005 consisted of payments of principal from our mortgage-backed securities portfolio in the amount of $515 million and $327 million from our residential real estate loans.

Relative to our agency MBS portfolio, at September 30, 2005, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months and remaining maturities ranging from one to twelve months. Belvedere Trust enters into its own repurchase agreements. As of September 30, 2005, other than three repurchase agreements that reprice monthly subject to a cap, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from seven days to thirty-six months. On September 30, 2005, we had borrowing arrangements with 21 different financial institutions and had borrowed funds under repurchase agreements with 16 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2005.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three months ended September 30, 2005, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the nine months ended September 30, 2005, Belvedere Trust transferred approximately $1.4 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004 totaling approximately $2.1 billion utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. One securitization transaction (as more fully described in Note 3) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions with one to twenty-four month maturities and of monthly payments of principal and interest on our mortgage-related asset portfolio. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the three months ended September 30, 2005, we had raised approximately $5.8 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2005, our authorized capital included 20 million shares of $0.01 par value Preferred Stock. During the three months ended September 30, 2005, we did not sell any shares of Series A Cumulative Preferred Stock.

At September 30, 2005, Belvedere Trust has entered into commitments to purchase mortgage loans in the amount of $15.7 million and whole loan financing facilities which provide for up to $1.15 billion in financing secured by single-family mortgage loans. At September 30, 2005, Belvedere Trust has borrowed $67 million under the facilities, secured by mortgage loans held for securitization with a face value of $67 million.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations as of September 30, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,184,680	$4,184,680	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	486,555	355,155	131,400	—	—
Whole loan financing facilities	66,860	66,860	—	—	—
Mortgage-backed securities issued(2)	2,247,372	561,843	737,419	414,798	533,312
Junior subordinated notes(3)	37,380	—	—	—	37,380
Purchase commitments(4)	15,705	15,705	—	—	—
Lease commitment (Belvedere Trust)(4)	183	65	118	—	—

Total(5)	$7,038,735	$5,184,308	$868,937	$414,798	$570,692

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	These commitments are off-balance sheet arrangements.
(5)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10.

The following table represents our contractual obligations as of December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth Mortgage(1))	$4,172,930	$3,705,930	$467,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	544,506	275,631	268,875	—	—
Whole loan financing facilities	556,233	556,233	—	—	—
Mortgage-backed securities issued(2)	1,494,851	373,523	490,249	275,765	355,314
Purchase commitments(3)	350,513	350,513	—	—	—

Total(4)	$7,119,033	$5,261,830	$1,226,124	$275,765	$355,314

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These commitments are off-balance sheet arrangements.
(4)	This does not include annual compensation agreements, leases and incentive compensation agreements which are more fully described in Note 10.

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our Consolidated Balance Sheets at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at September 30, 2005 was $506 million. Common stockholders’ equity was approximately $459 million, or $9.81 book value per share.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss on available-for-sale agency securities” was $76.9 million or 1.6% of the amortized cost of agency mortgage-backed securities at September 30, 2005. This, along with “Accumulative other comprehensive gain, derivatives” of $10.5 million, and “Accumulative other comprehensive loss, other MBS,” of $3.4 million, constitute the total “Accumulative other comprehensive loss” of $69.8 million.

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. In addition, we consolidate our interest in loans financed through whole loan financing agreements where we are acquiring assets prior to securitization. We disclose our interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

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

Subsequent Events

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

On October 13, 2005, we declared a Common Stock dividend of $0.08 per share which is payable on November 10, 2005 to our Common stockholders of record as of the close of business on October 31, 2005.

On October 13, 2005, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share for the fourth quarter of 2005 which is payable on January 16, 2006 to our Preferred stockholders of record as of the close of business on December 30, 2005.

On November 7, 2005, we filed a Registration Statement on Form S-8 to register an aggregate of up to 3,500,000 of our Common Stock to be issued pursuant to the Equity Compensation Plan.

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

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other than temporary in nature, are reclassified from “Accumulated other comprehensive income” to current operations.

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

In addition to their base salaries, management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our incentive compensation plan. Under the Plan, the aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at September 30, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 100 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 193 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability, including in the following ways:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At September 30, 2005, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At September 30, 2005, 9% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At September 30, 2005, approximately 91% of our agency mortgage-backed securities were adjustable-rate securities.

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

At September 30, 2005, approximately 55% of the residential mortgage loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

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

As of September 30, 2005, approximately 0.91% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred no losses to date, but we anticipate that Belvedere Trust will incur losses in the future. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.19% of the loan balances. This analysis is based on factors related to borrower credit, such as FICO score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than we anticipated. Despite our efforts to manage credit risk, there are many aspects of credit that we cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. As of September 30, 2005, 38.2% of Belvedere Trust’s loans allowed for negative amortization. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

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

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk. As of September 30, 2005, by outstanding principal balances, approximately 0.64% of residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.09% were 60 days delinquent and approximately 0.19% were 90 days delinquent.

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

Belvedere Trust’s permanent asset portfolio produces a significant amount of its revenue. It consists principally of mortgage loans that have been securitized by Belvedere Trust and, to a lesser extent, securities acquired from securitizations sponsored by others. The mortgage-related assets Belvedere Trust owns employ a high degree of internal structural leverage that concentrates risk into the assets that Belvedere Trust acquires. No amount of risk management or mitigation can change the variable nature of cash flows, market values and financial results generated by concentrated risks in Belvedere Trust’s mortgage-related investments which, in turn, can result in variable returns to Belvedere Trust. Due to the concentration of risks, the assets Belvedere Trust hold may be exposed to greater credit, interest-rate and prepayment risk.

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

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At September 30, 2005, 44% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, our operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. As of September 30, 2005, approximately 61.0% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 16.2% of the loans acquired by Belvedere Trust had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

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

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

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

Our future offerings of debt or preferred equity securities may harm the value of our Series A Cumulative Preferred Stock.

Our charter provides that we may issue up to 20 million shares of Preferred Stock in one or more series. In addition to our outstanding Series A Cumulative Preferred Stock, we currently have an agreement with Cantor pursuant to which we may issue up to 2.0 million shares of our Series A Cumulative Preferred Stock. The issuance of additional Preferred Stock on parity with or senior to our Series A Cumulative Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of our Series A Cumulative Preferred Stock. In addition, our Series A Cumulative Preferred Stock will be subordinated to all our existing and future debt. None of the provisions relating to our Series A Cumulative Preferred Stock contain any provisions affording the holders of our Series A Cumulative Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might harm the holders of our Series A Cumulative Preferred Stock.

Our charter does not permit ownership of over 9.8% of our Common or Preferred Stock and attempts to acquire our Common or Preferred Stock in excess of the 9.8% limit are void without prior approval from our Board of Directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our Common Stock or more than 9.8% of the outstanding shares of our Preferred Stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock, and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our Common or Preferred Stock in excess of the ownership limit without the consent of the Board of Directors shall be void, and will result in the shares being transferred by operation of law to a charitable trust. Our Board of Directors has granted three unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit these entities to hold up to 20.00%, 17.04% and 15.15% of our Series A Cumulative Preferred Stock, respectively.

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

Future offerings of debt securities, which would be senior to our Common Stock or Series A Cumulative Preferred Stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our Common Stock or Series A Cumulative Preferred Stock for the purposes of dividend distributions, may harm the market price of our Common Stock or Series A Cumulative Preferred Stock.

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

Our charter provides that we may issue up to 20 million shares of Preferred Stock in one or more series. The issuance of additional Preferred Stock on parity with or senior to the Series A Cumulative Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Preferred stockholders bear the risk of our future offerings reducing the market price of our Series A Cumulative Preferred Stock.

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

At September 30, 2005, our agency mortgage-backed securities and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$421,235	9.1%	$—	—
Adjustable-Rate Investments/ Obligations:
Less than 3 months	319,947	6.9%	2,489,520	59.5%
Greater than 3 months and less than 1 year	1,230,573	26.6%	1,695,160	40.5%
Greater than 1 year and less than 2 years	872,609	18.8%	—	—
Greater than 2 years and less than 3 years	984,610	21.2%	—	—
Greater than 3 years and less than 5 years	807,384	17.4%	—	—

Total	$4,636,358	100.0%	$4,184,680	100.0%

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

Market Value Risk

Substantially all of our mortgage-backed securities and equity securities are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our Consolidated Balance Sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at September 30, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 100 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 193 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At September 30, 2005, we had unrestricted cash of $1.4 million and $257.7 million in unpledged agency mortgage-backed securities available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at September 30, 2005, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements.

Changes in Projected Net Interest Income equals the change that would occur in the calculated Projected Net Interest Income for the next twelve months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twelve months.

Projected Net Interest Income at 0% change (base interest rate scenario) is lower than in previous periods, therefore, the Percentage Change in Projected Net Interest Income is higher in value than in previous periods.

Changes in Projected Portfolio Value equals the change in value of our assets that Anworth carries at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. Anworth acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Anworth generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2.0%	-341%	0.7%
–1.0%	-108%	0.6%
0%	—	—
1.0%	-421%	-1.5%
2.0%	-775%	-3.6%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 55% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at September 30, 2005. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At September 30, 2005, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 2.9 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	-462%	1.1%
–1.0%	-101%	0.8%
0%	—	—
1.0%	-999%	-1.7%
2.0%	-1,862%	-4.0%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at September 30, 2005. Changes in Projected Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
-2.0%	194.2%	0.7%
-1.0%	103.4%	0.6%
0%	—	—
1.0%	-115.5%	-0.9%
2.0%	-205.5%	-1.0%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28.9% to 33.0% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at September 30, 2005. Actual results could differ significantly from those estimated in the table.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its Common Stock in connection with a contemplated initial public offering. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s Common Stock in the initial public offering. Belvedere Trust has deferred approximately $700 thousand in offering costs as of September 30, 2005.

As of September 30, 2005, Belvedere Trust had entered into forward loan purchase commitments of $15.7 million for the purchase of residential mortgage loans.

On October 13, 2005, we declared a Common Stock dividend of $0.08 per share which is payable on November 10, 2005 to our Common stockholders of record as of the close of business on October 31, 2005.

On October 13, 2005, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share for the fourth quarter of 2005 which is payable on January 16, 2006 to our Preferred stockholders of record as of the close of business on December 30, 2005.

On November 7, 2005, we filed a Registration Statement on Form S-8 to register an aggregate of up to 3,500,000 of our Common Stock to be issued pursuant to the Equity Compensation Plan.

Item 6. Exhibits

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

Exhibit Number	Description
3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2004)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities and Exchange Commission on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the shareholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

Exhibit Number	Description
10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the Securities and Exchange Commission on August 14, 2002)

10.15	Amendment to Sublease dated July 8, 2003 between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission on August 8, 2003)

10.16	Administrative Agreement dated October 14, 2002, between Anworth and Pacific Income Advisers, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the Securities and Exchange Commission on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 26, 2003)

10.18	BT Management Company, L.L.C. (“BT Management”) Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.19	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the Securities and Exchange Commission on November 13, 2003)

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2005)

10.23	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust Mortgage Corporation, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

Exhibit Number	Description
10.24	Guaranty of Sublease dated May 16, 2005 between Anworth Mortgage Asset Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

12	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 9, 2005	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: November 9, 2005	/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)