Form 10-K
period 2005-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2006-03-16
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

SERIES A CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE

COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☒            Non-Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 30, 2005 was approximately $465,671,260 (All officers and directors of the registrant are considered affiliates).

At March 10, 2006 the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 45,380,068 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2006 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2005

CAUTIONARY STATEMENT

This Report contains or incorporates by reference certain forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 1A of this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Form 10-K, “company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

PART I

Item 1.	BUSINESS

Overview

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities and residential mortgage loans that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or its sponsored enterprises or agencies such as Fannie Mae (FNM), Freddie Mac (FHLMC) or Ginnie Mae (GNMA). We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire, own and securitize mortgage loans with a focus on high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgages. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of the mortgage-backed securities while selling the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

At December 31, 2005, we had total assets of $7.2 billion. Our portfolio consisted of $4.52 billion of agency mortgage-backed securities distributed as follows: 33% agency adjustable-rate mortgage-backed securities, 57% agency hybrid adjustable-rate mortgage-backed securities, 10% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our non-agency mortgage-backed securities held at December 31, 2005 were approximately $96 million. Mortgage loans held for securitization at December 31, 2005 were $613 thousand and securitized mortgage loans were $2.50 billion. As of December 31, 2005, Belvedere Trust’s assets comprised 36% of our overall assets, or approximately $2.62 billion in mortgage-related assets. Through December 31, 2005, we had made an investment of approximately $100 million in Belvedere Trust to capitalize its mortgage operations. Our total equity at December 31, 2005 was

$483.1 million. Common stockholders’ equity was approximately $436.2 million, or $9.61 per share. For the year ended December 31, 2005, we reported net income of $28.9 million. Our net income available to common stockholders was $25.0 million, or $0.53 per diluted share.

We have elected to be taxed as a real estate investment trust, or REIT, under the United States Internal Revenue Code of 1986, as amended, or the Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders. Certain direct and indirect subsidiaries of Belvedere Trust are taxable REIT subsidiaries and, as such, are liable for corporate income tax expenses.

Our Strategy

Investment Strategy

Our strategy is to invest primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities, high quality residential real estate mortgage loans and other mortgage-related assets. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the investment’s anticipated returns, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate. Mortgage loans may be purchased directly from originators or from various suppliers of mortgage-related assets throughout the United States, including savings and loans associations, banks, mortgage bankers and other mortgage lenders.

Financing Strategy

We primarily finance the acquisition of mortgage-backed securities with short-term borrowings and, to a lesser extent, equity capital. We employ short-term borrowing to attempt to increase potential returns to our stockholders. Pursuant to our Capital and Leverage Policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

We usually borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature with a maximum term of typically two years. We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to lessen the liquidity and interest rate-related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders which we believe are financially sound and are approved by our board of directors.

We primarily finance our acquisition of residential real estate mortgage loans by issuing pass-through long-term debt through securitizations. The interest rates on the long-term debt are variable and are based either upon the interest rates on the underlying loan collateral or upon the London Interbank Offered Rate, or LIBOR. The maturities on the long-term debt are also based upon the maturities of the underlying mortgages. In addition, we enter into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans.

Growth Strategy

It is our long-term objective to further grow our earnings and our dividends per common share using various strategies which may include the following:

•	decreasing the ratio of operating expenses to stockholder equity by increasing the amount of our stockholder equity at a rate faster than the rate of increase in our operating expenses;

•	issuing additional common shares when the net proceeds will materially increase the paid-in capital per share and the book value per share;

•	repurchasing outstanding common shares when the net cost will materially increase the paid-in capital per share and the book value per share; and

•	lowering our effective borrowing costs over time by seeking direct funding with collateralized lenders rather than using financial intermediaries and possibly using commercial paper, medium-term note programs, preferred stock and other forms of capital.

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

•	our Asset Acquisition Policy;

•	our Capital and Leverage Policy;

•	our Credit Risk Management Policy; and

•	our Asset/Liability Management Policy.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade agency mortgage-backed securities, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity allocated to these investments. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with major lending institutions which we believe are financially sound and are approved by our board of directors.

Depending on the different costs of borrowing funds at different maturities, we may vary the maturities of our borrowed funds in an attempt to produce lower borrowing costs. Our borrowings are short-term and we manage actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods on our mortgage-related assets.

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

Our interest rate risk management program encompasses a number of procedures including the following:

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

Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio. To the extent consistent with our election to qualify as a REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our asset/liability management program to assure that we do not realize excessive hedging income or hold hedges having excess value in relation to mortgage-related assets, which could result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code. In addition, asset/liability management involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

Prepayment Risk Management.    We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium or at a discount. We invest in mortgage-related assets that, on a portfolio basis, do not have significant purchase price premiums. Under normal market conditions, we seek to maintain the aggregate capitalized purchase premium of the portfolio at 3% or less. In addition, we can purchase principal-only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net consolidated balance sheets market value.

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

Our Investments

Mortgage-Backed Securities

Pass-Through Certificates.    We principally invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect, “passing through” monthly payments made by the individual borrowers on the mortgage loans which underlie the securities, net of fees paid to the issuer or guarantor of the securities. Early repayment of principal on some mortgage-backed securities, arising from prepayments of principal due to sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred, may expose us to a lower rate of return upon reinvestment of principal. This is generally referred to as “prepayment risk.” Additionally, if a security subject to prepayment has been purchased at a premium, the unamortized value of the premium would be lost in the event of prepayment.

Like other fixed-income securities, when interest rates rise, the value of a mortgage-backed security generally will decline. When interest rates are declining, however, the value of mortgage-backed securities with prepayment features may not increase as much as other fixed-income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of mortgage-backed securities and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of mortgage-backed securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk.”

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

Collateralized Mortgage Obligations.    CMOs are mortgage-backed securities. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be United States government securities.

Other Types of Mortgage-Backed Securities

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

Mortgage Warehouse Participations.    We may occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. We anticipate that these investments, together with our investments in other Category III assets, will not in the aggregate exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations are limited because they are not qualified REIT assets under the Code.

Other Mortgage-Related Assets

Mortgage Loans.    We also acquire and accumulate mortgage loans through Belvedere Trust as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities in order to enhance their value and liquidity. We anticipate that any mortgage loans that we acquire and do not immediately securitize, together with our investments in other mortgage-related assets that are not Category I assets, will not constitute more than 40% of our total mortgage-related assets at any time. Mortgage loans are acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

Mortgage loans and other mortgage-related assets are purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others. Our board of directors has not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage-related assets that we acquire.

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

Belvedere Trust Mortgage Corporation

Belvedere Trust’s Business.    Belvedere Trust is in the business of acquiring, owning and securitizing residential real estate loans with a focus on high credit-quality jumbo adjustable-rate and hybrid first-lien mortgages. Belvedere Trust also acquires and owns other mortgage-related assets, including subordinated securities from other issuers. Belvedere Trust, through taxable REIT subsidiaries, acquires mortgage loans and other mortgage-related assets from various originators and suppliers of mortgage-related assets throughout the United States, including savings and loan associations, banks and mortgage bankers. Belvedere Trust has built relationships with and continues to expand upon a diversified network of mortgage loan originators. Belvedere Trust’s loan sourcing efforts determine the quality, consistency and volume of loans that it purchases. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality mortgage-backed securities.

Our Strategy for Belvedere Trust

Operating Strategy.    Our operating strategies for Belvedere Trust include:

•	targeting mortgages from the high credit-quality niche segment of the first-lien jumbo, adjustable-rate and hybrid mortgage markets and first-lien mortgage markets where superior risk-adjusted returns may be available;

•	continuing to develop comprehensive mortgage investment tools and discipline to support our asset acquisition, portfolio management and risk management activities; and

•	further developing the infrastructure to implement our business plan and obtaining the scaling benefits of managing a large portfolio of whole loan assets.

We believe our strategy for Belvedere Trust currently provides it with certain competitive advantages including the fact that:

•	by not originating or servicing mortgages itself, Belvedere Trust limits its fixed expenses and reduces overhead costs;

•	Belvedere Trust has agreements in place with a number of mortgage originators which we believe provide Belvedere Trust with stable product sourcing while simultaneously allowing us to maintain consistent quality controls;

•	Belvedere Trust securitizes large pools of mortgages and, out of the larger pools of collateral, retains securities which have features that specifically benefit our investment strategy; and

•	Belvedere Trust has included in its portfolio to date primarily securities from its own securitizations. We believe that the ability to select the mortgages that constitute collateral for the securitizations promotes a consistent quality profile and provides Belvedere Trust with greater certainty regarding expected performance.

Financing Strategy.    Belvedere Trust leverages its capital allocated to whole loan investment by borrowing funds through short-term and long-term secured debt facilities. Our goal for Belvedere Trust is to use leverage prudently as dictated by our integrated risk management strategy to enhance spread income and returns to stockholders. The cornerstone of our long-term whole loan finance strategy is securitization of our whole loans. Securitization materially limits liquidity risks and potentially maximizes risk-adjusted returns on capital.

To facilitate the financing of some of the mortgage-related assets which Belvedere Trust owns, they had in place, at December 31, 2005, a variety of short-term borrowing arrangements including repurchase agreements with six dealers. At December 31, 2005, Belvedere Trust also had three whole loan financing facilities with credit limits totaling $1.15 billion. When they purchase whole loans, they typically fund them through one of their whole loan financing facilities where they earn a spread until the loans are securitized. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures contracts.

Securitization Activities

Belvedere Trust is a qualified REIT subsidiary but structures securitization transactions primarily through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporation taxation) which, in turn, establish special purpose entities, or SPEs, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. The principal business activity involves issuing various series of long-term debt (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss is limited to their net investment in the collateral.

Belvedere Trust sells a portion of the mortgage-backed securities to third parties in the secondary market while retaining the balance. The mortgage-backed securities retained by Belvedere Trust are purchased by one of its qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust has, to date, retained the majority of the subordinate securities and certain of the senior securities from its securitizations. From its formation through December 31, 2005, Belvedere Trust had securitized a total of $3.8 billion of mortgage loans. Through December 31, 2005, mortgage-backed securities with an initial balance of approximately $3.2 billion had been sold to third parties. The balance, $600 million of original principal, has been retained by a qualified REIT subsidiary of Belvedere Trust. Some of the securities retained by Belvedere Trust have been financed with short-term repurchase agreements.

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004, totaling approximately $2.1 billion, utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. One securitization transaction (as more fully described in Note 3 to the accompanying consolidated financial statements) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. During the year ended December 31, 2005, Belvedere Trust transferred approximately $1.4 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

Management Agreement

Belvedere Trust has entered into a management agreement with BT Management. Pursuant to the management agreement, BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300.0 million of average net invested assets, plus 0.85% of the portion above $300.0 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter, subject to offset for accrued negative incentive compensation. For the years ended December 31, 2005 and 2004, Belvedere Trust paid BT Management incentive compensation of $792 thousand and $714 thousand, respectively.

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

Employees

As of December 31, 2005, Anworth had twelve employees, eight of whom were part-time, and BT Management had seven full-time employees who performed substantially all of their duties for Belvedere Trust.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Suite 250, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Web Site

Our web site address is www.anworth.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission, or the SEC. In addition, we post the following information on our web site:

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934;

•	our corporate governance guidelines;

•	charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee;

All of the above information is also available in print upon request to our secretary at the address listed under the heading “Company Information” above.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular United States federal income tax considerations regarding our qualification and taxation as a REIT and particular United States federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for United States federal income tax purposes. The tax law upon which this discussion is based could be changed and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of United States federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships and persons who are not citizens or residents of the United States, stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the United States dollar. This discussion assumes that you will hold our capital stock as a “capital asset,” generally property held for investment, under the Code.

In reading the federal income tax disclosure below, it should be noted that although Anworth is combined with all of its wholly-owned subsidiaries for financial accounting and reporting purposes, for federal income tax purposes, only Anworth and its wholly-owned subsidiaries, Belvedere Trust, BT Management Holding Corporation, Belvedere Trust Secured Assets Corporation and BellaVista Finance Corporation, constitute the REIT. Anworth’s remaining wholly-owned subsidiaries, Belvedere Trust Finance Corporation, or BT Finance, BT Residential Funding Corporation and BellaVista Funding Corporation, constitute a separate consolidated group subject to regular income taxes.

We urge you to consult with your own tax advisor regarding the specific consequences to you of the acquisition, ownership and disposition of stock in an entity electing to be taxed as a REIT, including the federal, state, local, foreign and other tax considerations of such acquisition, ownership, disposition and election and the potential changes in applicable tax laws.

General

Our qualification and taxation as a REIT depends upon our ability to continue to meet the various qualification tests, imposed under the Code and discussed below, relating to our actual annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

We have made an election to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1998. We currently expect to continue operating in a manner that will permit us to maintain our qualification as a REIT. All qualification requirements for maintaining our REIT status, however, may not have been, or will not continue to be, met.

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

•	we will be required to pay tax at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains;

•	we may be required to pay the “alternative minimum tax” on our items of tax preference; and

•	if we have (a) net income from the sale or other disposition of “foreclosure property” which is held primarily for sale to customers in the ordinary course of business, or (b) other non-qualifying income from foreclosure property, we will be required to pay tax at the highest corporate rate on this income. Foreclosure property is generally defined as property acquired through foreclosure or after a default on a loan secured by the property or on a lease of the property.

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

We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business. Under existing law, whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction.

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to:

•	the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 95% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by a fraction intended to reflect our profitability.

In the event of more than de minimis failure of any of the asset tests occurs in a taxable year after 2005, as long as the failure was due to reasonable cause and not to willful neglect and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy any of the asset tests.

In the event of a failure to satisfy one or more requirements for REIT qualification occurring in a taxable year after 2005, other than the gross income tests and the asset tests, as long as such failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50 thousand for each such failure.

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

We may elect to retain and pay income tax on our net long-term capital gain. In that case, a United States stockholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund of its proportionate share of the tax we paid.

If we own a residual interest in a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

•	the United States;

•	any state or political subdivision of the United States;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

•	any other tax-exempt organization other than a farmers’ cooperative described in Section 521 of the Code that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

•	any rural electrical or telephone cooperative.

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over

•	our adjusted basis in the asset,

•	in each case determined as of the date on which we acquired the asset.

A C corporation is generally defined as a corporation required to pay full corporate-level tax. The results described in the preceding paragraph with respect to the recognition of gain will apply unless we make an election under Treasury Regulation Section 1.337(d)-7(c). If such an election were made, the C corporation would recognize taxable gain or loss as if it had sold the assets we acquired from the C corporation to an unrelated third party at fair market value on the acquisition date.

We will be subject to a 100% excise tax if our dealings with any taxable REIT subsidiaries (defined below) are not at arm’s length.

In addition, not withstanding our REIT status, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner as they are treated for federal income tax purposes.

Requirements for Qualification as a REIT

The Code defines a REIT as a corporation, trust or association:

1.	that is managed by one or more trustees or directors;

2.	that issues transferable shares or transferable certificates to evidence beneficial ownership;

3.	that would be taxable as a domestic corporation but for tax code Sections 856 through 859;

4.	that is not a financial institution or an insurance company within the meaning of the Code;

5.	that is beneficially owned by 100 or more persons;

6.	that not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year;

7.	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions; and

8.	that elects to be a REIT or has made such election for a previous taxable year and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service, or the IRS, that must be met to elect and retain REIT status.

The Code provides that all of the first four conditions stated above must be met during the entire taxable year and that the fifth condition must be met during at least 335 days of a taxable year of twelve months, or during a proportionate part of a taxable year of less than twelve months. The fifth and sixth conditions do not apply until after the first taxable year for which an election is made to be taxed as a REIT.

For purposes of the sixth condition, pension trusts and other specified tax-exempt entities generally are treated as individuals, except that a “look-through” exception generally applies with respect to pension funds.

Stock Ownership Tests

Our stock must be beneficially held by at least 100 persons, the “100 Stockholder Rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, the “5/50 Rule.” For purposes of the 100 Stockholder Rule only, trusts described in Section 401(a) of the Code and exempt under Section 501(a) of the Code are generally treated as persons. These stock ownership requirements must be satisfied in each taxable year other than the first taxable year for which an election is made to be taxed as a REIT. We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from our REIT status. However, if we comply with regulatory rules pursuant to which we are required to send annual letters to holders of our stock requesting information regarding the actual ownership of our stock, and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet the 5/50 Rule, we will be treated as having met the 5/50 Rule.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•

We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC), or the “75% gross income test”; and

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

For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100%-owned corporate subsidiary of a REIT). Our qualified REIT subsidiary, BT Management Holding Corporation, a Delaware corporation, owns a 50% interest in the profits, losses and capital of BT Management which is taxed as a partnership for federal income tax purposes. Belvedere Trust, our wholly-owned mortgage subsidiary, has entered into a management agreement with BT Management which manages Belvedere Trust’s investments and performs administrative services for Belvedere Trust. So long as BT Management Holding Corporation is a qualified REIT subsidiary of ours and it owns an interest in BT Management, we will be treated, for federal income tax purposes, as directly owning BT Management Holding Corporation’s proportionate share of the assets, liabilities and income of BT Management for purposes of determining our compliance with the REIT qualification tests. Certain of BT Management’s gross income (for example, management fee income under the management agreement with Belvedere Trust) will not be qualifying income under the 75% or 95% tests described above. Accordingly, we may decide to make a taxable REIT subsidiary election for BT Management Holding Corporation in the future if we believe that such non-qualifying income will jeopardize our ability to satisfy the 75% or 95% income tests. If we make a taxable REIT subsidiary election for BT Management Holding Corporation, its proportionate share of BT Management’s gross income will not be treated as our gross income for purposes of our REIT qualification tests, but BT Management Holding Corporation’s taxable income will be subject to corporate level income tax. Any dividends paid to us by BT Management Holding Corporation, while it is a taxable REIT subsidiary, will be qualifying income for purposes of our satisfaction of the 95% income test, but not the 75% test. Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

The following paragraphs discuss in more detail the specific application of the gross income tests to us.

Interest.    The term “interest,” as defined for purposes of both gross income tests, generally excludes any amount that is based in whole or in part on the income or profits of any person. However, interest generally includes the following:

•	an amount that is based on a fixed percentage or percentages of receipts or sales; and

•	an amount that is based on the income or profits of a debtor as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property, and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

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

The interest, original issue discount and market discount income that we receive from our mortgage loans and mortgage-backed securities generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

Fee Income.    We may receive various fees in connection with originating mortgage loans. The fees will be qualifying income for purposes of both the 75% and 95% income tests if they are received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined based on the borrower’s income or profits. Therefore, commitment fees will generally be qualifying income for purposes of the income tests. Other fees, such as fees received for servicing loans for third parties and origination fees, are not qualifying income for purposes of either income test.

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

Rents from Real Property.    We do not intend to acquire any real property, but we may acquire real property or an interest therein in the future. To the extent that we acquire real property or an interest therein, rents we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if the following conditions are met:

•	First, the amount of rent must not be based in whole or in part on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

•	Second, rents we receive from a “related party tenant” will not qualify as rents from real property in satisfying the gross income tests unless the tenant is a taxable REIT subsidiary, at least 90% of the property is leased to unrelated tenants and the rent paid by the taxable REIT subsidiary is substantially comparable to the rent paid by the unrelated tenants for comparable space. A tenant is a related party tenant if the REIT, or an actual or constructive owner of 10% or more of the REIT, actually or constructively owns 10% or more of the tenant.

•	Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

•	Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary, which may provide customary and non-customary services to tenants without tainting its rental income from the related properties.

Hedging Transactions.    From time to time, we enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Beginning with our taxable year that started on January 1, 2005, income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test (but not the 75% gross income test). For taxable years after 2004, a “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. To the extent that we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions is not likely to be treated as qualifying income for purposes of the 95% gross income test. All of our hedging income and gain likely will be non-qualifying income for purposes of the 75% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Prohibited Transactions.    A REIT will incur a 100% tax on the net income derived from any sale or other disposition of property other than foreclosure property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets will be held primarily for sale to customers and that a sale of any of our assets will not be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction.

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

Foreclosure Property.    We will be subject to tax at the maximum corporate rate on any income from foreclosure property other than income that otherwise would be qualifying income for purposes of the 75% gross income test, less expenses directly connected with the production of that income. However, gross income from foreclosure property will qualify under the 75% and 95% gross income tests. Foreclosure property is any real property, including interests in real property, and any personal property incident to such real property:

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

However, a REIT will not be considered to have foreclosed on a property where the REIT takes control of the property as a mortgagee-in-possession and cannot receive any profit or sustain any loss except as a creditor of the mortgagor. Property generally ceases to be foreclosure property at the end of the third taxable year following the taxable year in which the REIT acquired the property or longer if an extension is granted by the Secretary of the Treasury. This grace period terminates and foreclosure property ceases to be foreclosure property on the first day:

•	on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

•	on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

•	which is more than 90 days after the day on which the REIT acquired the property and the property is used in a trade or business which is conducted by the REIT other than through an independent contractor from whom the REIT itself does not derive or receive any income.

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

We cannot predict, however, whether in all circumstances we would qualify for the relief provisions. In addition, as discussed above, even if the relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of the amount by which we fail the 75% gross income test or (ii) the amount by which 90% (95% beginning with our taxable year starting January 1, 2005) of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied, in either case, by a fraction intended to reflect our profitability.

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year: First, at least 75% of the value of our total assets must consist of:

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

For purposes of the second and third asset tests, the term “securities” does not include stock in another REIT, equity or debt securities of a qualified REIT subsidiary or taxable REIT subsidiary, mortgage loans that constitute real estate assets, or equity interests in a partnership. For purposes of the 10% value test, the term “securities” does not include:

•	“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled taxable REIT subsidiary (i.e., a taxable REIT subsidiary in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-”straight debt” securities that have aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•	a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation, other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

•	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.

•	Any loan to an individual or an estate.

•	Any “section 467 rental agreement” other than an agreement with a related party tenant.

•	Any obligation to pay “rents from real property.”

•	Certain securities issued by governmental entities.

•	Any security issued by a REIT.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership.

•	Any debt instrument of an entity treated as a partnership for federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transaction, is qualifying income for purposes of the 75% gross income test described above in “—Gross Income Tests.”

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

In the event that, at the end of any calendar quarter beginning with our taxable year that started on January 1, 2005, we violate the second or third asset tests described above, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a more than de minimis failure of any of the asset tests beginning with our taxable year that started on January 1, 2005, as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT status if (i) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure and (ii) pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests.

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

We must pay such distributions in the taxable year to which they relate or in the following taxable year if we declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration.

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

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. See “Taxation of Taxable United States Stockholders.” If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Possible examples of those timing differences include the following:

•	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.

•	We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or mortgage-backed securities are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

•	We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

•	We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

•	We may recognize phantom taxable income from any residual interests in REMICs or retained ownership interests in mortgage loans subject to collateralized mortgage obligation debt.

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

Recordkeeping Requirements

We must maintain certain records in order to qualify as a REIT. In addition, to avoid a monetary penalty, we must request, on an annual basis, information from our stockholders designed to disclose the actual ownership of our outstanding stock. We intend to comply with these requirements.

Failure to Qualify

Beginning with our taxable year that started on January 1, 2005, if we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50 thousand for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests as described in “Gross Income Tests” and “Asset Tests.”

If we fail to qualify as a REIT in any taxable year and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders may be eligible for the reduced federal income tax rate of 15% on such dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether, in all circumstances, we would qualify for such statutory relief.

Qualified REIT Subsidiaries

A qualified REIT subsidiary is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. Belvedere Trust, BT Management Holding Corporation, Belvedere Trust Secured Assets Corporation and BellaVista Finance Corporation, our wholly-owned subsidiaries, are currently treated as qualified REIT subsidiaries. As such, their assets, liabilities and income are generally treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. Belvedere Trust may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2006. As discussed above, we may decide to make an election to treat BT Management Holding Corporation as a taxable REIT subsidiary at a future date.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor are its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. Effective January 1, 2004, we elected to treat BT Finance, as a taxable REIT subsidiary. BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are also taxable REIT subsidiaries. Except for Belvedere Trust, we generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 20% of the total value of our assets.

We will be subject to a 100% penalty tax on any rent, interest or other charges that we impose on any taxable REIT subsidiary in excess of an arm’s length price for comparable services. We expect that any rents, interest or other charges imposed on any taxable REIT subsidiary will be at arm’s length prices.

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

Taxation of Taxable United States Stockholders

For purposes of the discussion in this Form 10-K, the term “United States stockholder” means a holder of our stock that is, for United States federal income tax purposes:

•	a citizen or resident of the United States;

•	a corporation (including an entity treated as a corporation for federal income tax purposes), partnership or other entity created or organized in or under the laws of the United States or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

•	an estate the income of which is subject to United States federal income taxation regardless of its source; or

•	a trust (i) whose administration is subject to the primary supervision of a United States court and which has one or more United States persons who have the authority to control all substantial decisions of the trust or (ii) that has a valid election in place to be treated as a United States person.

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to United States stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to United States stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each United States stockholder and will reduce the adjusted tax basis which each United States stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a United States stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for United States federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a United States stockholder generally will not qualify for the 15% tax rate for “qualified dividend income.” However, the 15% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends (i) attributable to dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

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

Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

Distributions we make and gains arising from the sale or exchange of our stock by a United States stockholder will not be treated as passive activity income. As a result, United States stockholders will not be able to apply any “passive losses” against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation under the Code. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to you could not be offset by any losses or other deductions you may have.

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

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we or Belvedere Trust do not hold a residual interest in a REMIC that gives rise to “excess inclusion” income, as defined in Section 860E of the Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or Belvedere Trust were to hold residual interests in a REMIC, or if we or a pool of our assets or Belvedere Trust’s assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets or Belvedere Trust’s assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

For tax-exempt stockholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) and (c)(20) of the Code, respectively, income from an investment in our stock will constitute unrelated business taxable income unless the organization is able to properly claim a deduction for amounts set aside or placed in reserve for certain purposes so as to offset the income generated by its investment in our stock. Any prospective and current investors should consult their tax advisors concerning these “set aside” and reserve requirements.

Notwithstanding the above, however, a substantial portion of the dividends you receive may constitute UBTI if we are treated as a “pension-held REIT” and you are a pension trust which:

•	is described in Section 401(a) of the Code; and

•	holds more than 10%, by value, of the interests in the REIT.

Tax-exempt pension funds that are described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code are referred to below as “qualified trusts.”

A REIT is a “pension-held REIT” if:

•	it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 Rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

•	either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

•	the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to

•	the total gross income, less directly related expenses, of the REIT.

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

Possible Legislative or Other Actions Affecting Tax Considerations

Prospective investors and stockholders should recognize that the present U.S. federal income tax treatment of an investment in our stock may be modified by legislative, judicial or administrative action at any time and that any such action may affect investments and commitments previously made. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in revisions of regulations and revised interpretations of established concepts as well as statutory changes. Revisions in U.S. federal tax laws and interpretations thereof could adversely affect the tax consequences of an investment in our stock.

Item 1A.	RISK FACTORS

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

Relative to our investment grade agency mortgage-backed securities, we generally borrow on a short-term basis between eight to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

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

These officers and employees are involved in investing both our assets and approximately $4.4 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA.

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

Several of our officers and employees are also directors, officers and managers of BT Management, the company that manages the day-to-day operations of Belvedere Trust, our mortgage loan subsidiary, and Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA, BT Management and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company as they are required to devote a portion of their time and effort to the management of other companies and this may harm our overall management and operating results.

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

Furthermore, rising interest rates generally reduce the demand for consumer credit, including mortgage loans. Interest rates had been at record low levels in recent years. The Mortgage Bankers Association of America has projected that residential mortgage loan originations will decrease in 2006 and for a period thereafter, primarily due to an anticipated decrease in refinancings caused by rising interest rates. In a period of rising interest rates, we expect to acquire and securitize fewer loans, which would harm parts of our business, revenues and results of operations, which could adversely affect the amount of cash available for distribution to you.

A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of ARM products.

A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates. A flat or inverted yield curve may be an adverse environment for ARM product volume, as there may be little incentive for borrowers to choose an ARM product over a longer-term fixed-rate loan. If the supply of ARM product decreases, yields may decline due to market forces.

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR. A flat or inverted yield curve will likely result in lower profits.

Additionally, a flat or inverted yield curve may negatively impact the pricing of our securities. According to generally accepted accounting principles, if the values of our securities decrease, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets.

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

In addition to their base salaries, some management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our incentive compensation plan. Under the Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 126 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 213 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

Increased levels of prepayments from mortgage-backed securities may decrease our net interest income.

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability as follows:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2005, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2005, 10% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2005, approximately 90% of our agency mortgage-backed securities were adjustable-rate securities.

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

Risk Related Primarily to Belvedere Trust’s Business

Belvedere Trust’s inability to complete an initial public offering or to secure alternate sources of equity could materially harm its business and results.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated initial public offering, or IPO. In December 2005, after discussions with the underwriters, Anworth and Belvedere Trust determined that the IPO would be delayed due to current market conditions. Should Belvedere Trust be unable to complete an IPO or obtain alternate sources of equity, its ability to acquire mortgage-related assets would be materially harmed and as a result its business and results from operations could be materially negatively affected.

Belvedere Trust’s use of short-term debt exposes us to liquidity, market value and securitization execution risks that could result in harm to our financial condition.

In order to continue its securitization operations, Belvedere Trust requires access to short-term debt to finance loan inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. During such periods Belvedere Trust would have to reduce the volume of its holdings and the number of securitizations that it undertakes. Belvedere Trust uses the inventory of assets it acquires to collateralize the debt. The debt is recourse to Belvedere Trust, and if the market value of the collateral declines Belvedere Trust may need to use its liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount.

Belvedere Trust’s payment of commitment fees and other expenses to secure borrowing lines may not protect it from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in Belvedere Trust, lender collateral requirements, available borrowing rates, the acceptability and market values of Belvedere Trust collateral, and other factors could force Belvedere Trust to utilize its liquidity reserves or to sell assets, and, thus, could harm its liquidity, financial soundness, and earnings.

If Belvedere Trust is unable to complete securitizations or experiences delayed mortgage loan sales or securitization closings, it could face a liquidity shortage which would harm our operating results.

Belvedere Trust relies significantly upon securitizations to generate cash proceeds to repay borrowings and replenish its borrowing capacity. If there is a delay in a securitization closing or any reduction in its ability to complete securitizations, Belvedere Trust may be required to utilize other sources of financing, which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgage loans increase its risk by exposing it to credit and interest rate risks for this extended period of time. Several factors could harm Belvedere Trust’s ability to complete securitizations of its mortgage loans, including, among others, the following:

•	conditions in the securities and secondary markets;

•	the credit quality of the mortgage loans acquired;

•	the volume of its mortgage loan acquisitions;

•	its ability to obtain credit enhancements;

•	downgrades by rating agencies of its previous securitizations; and

•	lack of investor demand for purchasing components of the securities.

Belvedere Trust’s business may be significantly harmed by a slowdown in the economy of California, resulting in potentially higher delinquencies and increased loan losses.

At December 31, 2005, approximately 53% of the residential mortgage loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or hurricane, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

Belvedere Trust has had only limited operating history in the business of acquiring and securitizing whole mortgage loans and it may not be successful.

Belvedere Trust was formed in November 2003 to engage in the business of acquiring and securitizing mortgage loans and other mortgage-related assets and it has a limited operating history. The acquisition of whole loans and the securitization process are inherently complex and involve risks related to the types of mortgage loans Belvedere Trust seeks to acquire, interest rate changes, funding sources, delinquency rates, prepayment rates, borrower bankruptcies and other factors that Belvedere Trust may not be able to manage. Incorrect management of these risks may take years to become apparent. If it fails to manage these and other risks, this could harm our business and the results of our operations.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk that could result in loan losses and could harm our operating results.

While Belvedere Trust securitizes the loans it acquires in order to improve its access to financing, it bears the risk of loss on any loans that it acquires and which it subsequently securitizes. Belvedere Trust has risk of loss for all loans and other mortgage-related assets it holds on its balance sheet. Belvedere Trust acquires loans and other mortgage-related assets that are typically not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, Belvedere Trust is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan and any premium paid for the loan. In the event of a default on any such loans that Belvedere Trust holds, Belvedere Trust would bear the loss of principal between the realized value of the mortgaged property and the principal amount of the loan, as well as foreclosure costs and the loss of interest. We have not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage loans that Belvedere Trust acquires.

Belvedere Trust’s efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on its investments.

At December 31, 2005, approximately 1.88% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred losses to date of $21 thousand. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.19% of the original loan balances. This analysis is based on factors related to borrower credit, such as FICO score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than Belvedere Trust anticipates. Despite its efforts to manage credit risk, there are many aspects of credit that it cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. At December 31, 2005, 38% of Belvedere Trust’s loans allowed for negative amortization. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

Belvedere Trust requires a significant amount of capital, and if it is not available, its business and financial performance could be significantly harmed.

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

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. Belvedere Trust has, as of December 31, 2005, fully invested all of the proceeds of our investment. New investments are made by the Company as capital is freed up from scheduled and unscheduled principal payments of its mortgage assets. Belvedere Trust monitors its portfolio on an ongoing basis and, to the extent it is deemed appropriate, securities may be sold and other investments made. If it is unable to sell additional securities on reasonable terms or at all, or it is not able to access external sources of capital, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

To the extent that Belvedere Trust has a large number of loans in an area affected by a natural disaster, it may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease Belvedere Trust’s ability to recover losses on properties affected by such disasters and could harm Belvedere Trust’s retained residual interests in securitizations and thus Belvedere Trust’s financial condition and results of operations

Second-lien mortgage loans expose Belvedere Trust to greater credit risks.

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

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk. At December 31, 2005, by outstanding principal balances, approximately 1.29% of residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.26% were 60 days delinquent and approximately 0.33% were 90 days delinquent.

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

The mortgage-related assets Belvedere Trust owns expose it to concentrated risks and thus are likely to lead to variable returns.

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

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At December 31, 2005, 44% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, its operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. At December 31, 2005, approximately 62% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 17% had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

Belvedere Trust has acquired non-investment grade securities which bear a greater risk of credit losses.

Belvedere Trust has acquired non-investment grade securities which include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.97 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

Belvedere Trust is externally managed and this may diminish or eliminate the return on our investment in this line of business.

Belvedere Trust is externally managed pursuant to a management agreement between Belvedere Trust and BT Management. Although we own 50% of BT Management, 50% is also owned by the executive officers of Belvedere Trust and by Lloyd McAdams. Our ability to generate profits from our ownership of Belvedere Trust, if any, could be greatly diminished due to the fact that we will be required to pay a base management fee to BT Management and we may also be required to pay an incentive fee. An externally managed structure may not optimize our interest in Belvedere Trust and, if we are unable to properly manage fixed costs at Belvedere Trust could, when combined with the base management fee, result in losses at Belvedere Trust.

Our Chairman has an ownership interest in BT Management that creates potential conflicts of interest.

Lloyd McAdams, our Chairman and Chief Executive Officer, has a direct ownership interest in BT Management that creates potential conflicts of interest. Mr. McAdams is Chairman of the Board and Chief Executive Officer and a member of the Board of Managers of BT Management and owns an equity interest in BT Management. Under the management agreement between Belvedere Trust and BT Management, BT Management is entitled to earn certain incentive compensation based on the level of Belvedere Trust’s annualized net income. In evaluating mortgage assets for investment and with respect to other management strategies, an undue emphasis on the maximization of income at the expense of other criteria could result in increased risk to the value of our portfolio.

Risks Related to REIT Compliance and Other Matters

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that since our IPO in 1998 we have operated so as to qualify as a REIT under the Code, and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1 million for any such officer for any calendar year under Section 162(m) of the Code. Since payments under our 2002 Incentive Compensation Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under the Plan to certain of our officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

If Belvedere Trust fails to qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we may lose our REIT status.

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and, Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock, and Belvedere Trust does not qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust. In the event of a more than de minimis failure of the 20% asset test occurring in taxable years after 2004, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the 20% asset test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed the 20% asset test. If there is more than a de minimis failure of the 20% asset test occurring in taxable years after 2004 and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income which will reduce the amount available for distribution to us.

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2005. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT, if and when it makes a REIT election, and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that if Belvedere Trust failed to qualify as a REIT after it makes a REIT election, this would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

We conduct a portion of our business through taxable REIT subsidiaries, which could have adverse tax consequences.

We conduct a portion of our business, including securitizations, through taxable REIT subsidiaries, such as BT Finance. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes, and our income from, and investments in, our taxable REIT subsidiaries generally do not constitute permissible income and investments for these tests. While we attempt to determine that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arms’-length in nature.

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

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, qualification for this exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. Mortgage- backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the Investment Company Act. In meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests mortgage-backed securities issued with respect to an underlying pool for which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on mortgage-backed securities that could be purchased in a manner consistent with the exemption.

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

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments or these obligations bore a relationship to the payments that we received on our mortgage loans or mortgage-backed securities securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these transactions give rise to excess inclusion income that should be allocated among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this annual report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our board of directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our board of directors may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

If we raise additional capital, our earnings per share and dividends per share may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

Our future offerings of debt or preferred equity securities may harm the value of our Series A Cumulative Preferred Stock.

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. In addition to our outstanding Series A Cumulative Preferred Stock, we currently have an agreement with Cantor Fitzgerald & Co., or Cantor, pursuant to which we may issue up to 2.0 million shares of our Series A Cumulative Preferred Stock. The issuance of additional preferred stock on parity with or senior to our Series A Cumulative Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of our Series A Cumulative Preferred Stock. In addition, our Series A Cumulative Preferred Stock will be subordinated to all our existing and future debt. None of the provisions relating to our Series A Cumulative Preferred Stock contain any provisions affording the holders of our Series A Cumulative Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might harm the holders of our Series A Cumulative Preferred Stock.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTY

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with PIA that expires in 2012. BT Management Holding Corporation subleases approximately 2,305 square feet of office space in San Francisco, California, for Belvedere Trust under an agreement with Keefe, Bruyette and Woods, Inc. that expires July 31, 2008. We believe these facilities are adequate for our intended level of operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II

Item 5.	MARKET FOR REGISTRANT’S PREFERRED EQUITY, COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Series A Preferred Stock began trading under the symbol ANHPrA on the New York Stock Exchange on November 8, 2004. The high and low sale prices for our Series A Preferred Stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2004		2005
	High	Low	High	Low
First Quarter	$—	$—	$25.60	$24.98
Second Quarter	$—	$—	$26.22	$24.95
Third Quarter	$—	$—	$25.85	$24.60
Fourth Quarter	$25.05	$24.60	$25.00	$23.82

Our common stock began trading under the symbol ANH on the New York Stock Exchange on May 9, 2003. Our common stock previously traded under the symbol ANH on the American Stock Exchange. Prior to March 17, 1998, there had been no public market for our common stock. The high and low sale prices for our common stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2004		2005
	High	Low	High	Low
First Quarter	$14.28	$13.35	$10.41	$9.39
Second Quarter	$14.05	$10.06	$10.10	$9.28
Third Quarter	$12.15	$10.04	$9.85	$8.20
Fourth Quarter	$11.49	$10.19	$8.35	$7.16

Holders

As of March 10, 2006 there were approximately 11 record holders of our Series A Preferred Stock. On March 10, 2006, the last reported sale price of our Series A Preferred Stock on the New York Stock Exchange was $24.66 per share. As of March 10, 2006 there were approximately 1,361 record holders of our common stock. On March 10, 2006, the last reported sale price of our common stock on the New York Stock Exchange was $7.48 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our Series A Preferred Stock and on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Preferred Share	Date Dividends Declared	Cash Dividends Per Common Share	Date Dividends Declared
2004
First Quarter ended March 31, 2004	$—	April 12, 2004	$0.38	April 12, 2004
Second Quarter ended June 30, 2004	$—	July 2, 2004	$0.33	July 2, 2004
Third Quarter ended September 30, 2004	$—	October 13, 2004	$0.27	October 13, 2004
Fourth Quarter ended December 31, 2004(1)	$0.335417	December 15, 2004	$0.27	December 15, 2004
2005
First Quarter ended March 31, 2005	$0.539063	March 15, 2005	$0.27	April 6, 2005
Second Quarter ended June 30, 2005	$0.539063	May 27, 2005	$0.18	July 19, 2005
Third Quarter ended September 30, 2005	$0.539063	July 19, 2005	$0.08	October 13, 2005
Fourth Quarter ended December 31, 2005(2)	$0.539063	October 13, 2005	$0.02	December 15, 2005

(1)	The Series A Preferred Stock dividend was paid on January 18, 2005 to holders of record as of the close of business on December 29, 2004. The common stock dividend was paid on January 27, 2005 to holders of record as of the close of business on December 29, 2004.
(2)	The Series A Preferred Stock dividend was paid on January 16, 2006 to holders of record as of the close of business on December 30, 2005. The common stock dividend was paid on January 25, 2006 to holders of record as of the close of business on December 28, 2005.

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to our common shares issuable under our 2004 Equity Compensation Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,385,670	$12.045	1,426,024
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,385,670	$12.045	1,426,024

(1)	In May 2004, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the board of directors or a committee of our board to grant options to purchase of up to 3,500,000 of the outstanding shares of our common stock. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of 3,500,000 shares of our common stock, which may be issued pursuant to our 2004 Equity Compensation Plan.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 are derived from our audited financial statements included in this Form 10-K. The selected financial data as of December 31, 2003, 2002 and 2001 and for the years ended December 31, 2002 and 2001 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(amounts in thousands, except per share data)
Consolidated Statements of Income Data
Days in period	365	365	365	366	365
Interest income net of amortization of premium and discount	$10,768	$66,855	$100,077	$163,378	$281,752
Interest expense	(6,363)	(29,576)	(45,661)	(98,304)	(242,509)

Net interest income	4,405	37,279	54,416	65,074	39,243
Gain on sales of securities	430	4,709	3,497	259	129
Net gain on derivative instruments	—	—	—	340	—
Expenses	(1,129)	(10,318)	(7,718)	(9,575)	(10,211)

Income from operations before minority interest	3,706	31,670	50,195	56,098	29,161
Minority interest in net income of a subsidiary	—	—	—	(293)	(276)

Net income	$3,706	$31,670	$50,195	$55,805	$28,885
Dividend on preferred stock	$—	$—	$—	$(369)	$(3,901)

Net income available to common stockholders	$3,706	$31,670	$50,195	$55,436	$24,984

Basic earnings per share available to common stockholders	$1.52	$1.81	$1.52	$1.23	$0.53

Average number of shares outstanding	2,442	17,461	32,927	45,244	47,103

Diluted earnings per share available to common stockholders	$1.50	$1.80	$1.52	$1.22	$0.53

Average number of diluted shares outstanding	2,467	17,591	33,112	45,329	47,128

Preferred stock dividends declared per share	$—	$—	$—	$0.335417	$2.156252

Common stock dividends declared per share	$1.64	$2.00	$1.56	$1.25	$0.55

	At December 31,
	2001	2002	2003	2004	2005
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency mortgage-backed securities, net	$420,214	$2,430,103	$4,245,853	$4,588,541	$4,524,683
Residential real estate loans	$—	$—	$—	$2,622,321	$2,497,881
Total assets	$424,610	$2,443,884	$4,263,274	$7,319,070	$7,184,249
Repurchase agreements	$325,307	$2,153,870	$3,775,691	$4,717,436	$4,529,329
Whole loan financing facilities	$—	$—	$—	$556,233	$493
Mortgage-backed securities issued	$—	$—	$—	$1,494,851	$2,069,634
Junior subordinated notes	$—	$—	$—	$—	$37,380
Total liabilities	$369,613	$2,178,362	$3,805,877	$6,811,803	$6,701,006
Stockholders’ equity	$54,997	$265,522	$457,397	$507,036	$483,099
Number of common shares outstanding	6,951	25,346	42,707	46,497	45,397
Book value per common share	$7.91	$10.48	$10.71	$10.31	$9.61

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

We were formed in October 1997 to invest primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. We commenced operations on March 17, 1998 upon the closing of our IPO. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of December 31, 2005, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of December 31, 2005, Belvedere Trust’s assets comprised 36% of our overall assets. Through December 31, 2005, we had made an investment of approximately $100 million in Belvedere Trust to capitalize its mortgage operations.

Belvedere Trust is externally managed by BT Management. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed approximately $725 thousand in offering costs that had previously been deferred.

At December 31, 2005, we had total assets of $7.2 billion. Our portfolio consisted of $4.52 billion of agency mortgage-backed securities distributed as follows: 33% agency adjustable-rate mortgage-backed securities, 57% agency hybrid adjustable-rate mortgage-backed securities, 10% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency mortgage-backed securities held at December 31, 2005 were approximately $96 million. Mortgage loans held for securitization at December 31, 2005 were $613 thousand and securitized mortgage loans were $2.50 billion. As of December 31, 2005, Belvedere Trust’s assets comprised 36% of our overall assets, or approximately $2.62 billion in mortgage-related assets. Our total equity at December 31, 2005 was $483.1 million. Common stockholders’ equity was approximately $436.2 million, or $9.61 per share. For the year ended December 31, 2005, we reported net income of $28.9 million. Our net income available to common stockholders was $25 million, or $0.53 per diluted share.

Results of Operations

Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, our net income was $28.9 million. Our net income available to common stockholders was $25 million, or $0.53 per diluted share, based on an average of 47,128,000 shares outstanding. For the year ended December 31, 2004, our net income was $55.8 million and our net income available to common stockholders was $55.4 million, or $1.22 per diluted share, based on an average of 45,329,000 shares outstanding.

Net interest income for the year ended December 31, 2005 totaled $39.2 million, or 13.9% of total interest income, compared to $65.1 million, or 39.8% of total interest income, for the year ended December 31, 2004. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2005 was $281.8 million, compared to $163.4 million for the year ended December 31, 2004, an increase of 72.5%. Interest expense for the year ended December 31, 2005 was $242.5 million, compared to $98.3 million for the year ended December 31, 2004, an increase of 146.7%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

During the year ended December 31, 2005, premium amortization expense for Anworth decreased $6.8 million, or 14.3%, from $47.6 million to $40.8 million, and for Belvedere Trust, it increased $14.9 million, or 392.1%, from $3.8 million to $18.7 million. During the year ended December 31, 2005, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in its assets and an increase in the constant prepayment rate of its portfolio of loans and other mortgage-related assets.

The table below shows the approximate constant prepayment rate of our agency mortgage-backed securities:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	27%	31%	36%	32%
2004	27%	42%	36%	29%

The table below shows the approximate constant prepayment rate on all of Belvedere Trust’s mortgage-related assets:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005	19%	31%	36%	34%
2004	N/A	23%	16%	18%

During the year ended December 31, 2005, we realized a gain on sale of securities of $129 thousand, or 0.05% of total interest income, compared to $259 thousand, or 0.2% of total interest income, during the year ended December 31, 2004. During the year ended December 31, 2005, we did not have any gain or loss on derivative instruments, compared to a realized net gain on derivative instruments (Belvedere Trust’s Eurodollar futures contracts) of $340 thousand, or 0.2% of total interest income, during the year ended December 31, 2004.

Total expenses were $10.2 million for the year ended December 31, 2005, compared to $9.6 million for the year ended December 31, 2004. The increase of $636 thousand in total expenses was due primarily to an increase in compensation and benefits of $1.2 million (due primarily to increased staffing and compensation at Belvedere Trust and an increase in salaries at the company), an increase in the provision for loan losses of $495 thousand (relating to the residential real estate loans at Belvedere Trust), an increase in “Other expenses” of $476 thousand, Belvedere Trust’s offering costs of $725 thousand, partially offset by a decrease in incentive compensation of $2.2 million.

Other expenses for the year ended December 31, 2005 were $4.2 million, compared to $3.8 million for the year ended December 31, 2004. This increase was due primarily to an increase in professional service fees of $240 thousand (due primarily to increased accounting and auditing fees relating to Sarbanes-Oxley), an increase in board of directors fees and expenses of $160 thousand, an increase in rent expenses of $46 thousand and a net increase in all other costs of $30 thousand.

Years Ended December 31, 2004 and 2003

For the year ended December 31, 2004, our net income was $55.8 million, or $1.22 per diluted share available to common stockholders, based on an average of 45,329,000 shares outstanding. For the year ended December 31, 2003, our net income was $50.2 million, or $1.52 per diluted share available to common stockholders, based on an average of 33,112,000 shares outstanding.

Net interest income for the year ended December 31, 2004 totaled $65.1 million, or 39.8% of total interest income, compared to $54.4 million, or 54.4% of total interest income, for the year ended December 31, 2003. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2004 was $163.4 million, compared to $100.1 million for the year ended December 31, 2003, an increase of 63.2%. Interest expense for the year ended December 31, 2004 was $98.3 million, compared to $45.7 million for the year ended December 31, 2003, an increase of 115.1%. As a result of investing the proceeds of our common and preferred stock offerings, our assets and borrowings and the related interest income and interest expense have increased significantly during 2004. Although the amortized cost of Anworth’s agency mortgage-backed securities increased by 8.5%, from $4.25 billion to $4.61 billion, the large increase in our mortgage-related assets and borrowings was due to the growth of Belvedere Trust, which represented approximately 37% of our total assets. The larger percentage increase in interest expense was due primarily to the increase in interest rates during 2004.

Premium amortization expense for Anworth increased $8.7 million, or 22%, from $38.9 million to $47.6 million, and it was $3.8 million for Belvedere Trust, during the year ended December 31, 2004 due to the increase in assets.

The table below shows the approximate constant prepayment rate of our mortgage assets:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004	27%	42%	36%	29%
2003	35%	40%	46%	32%

During the year ended December 31, 2004, we realized a gain on sale of securities of $259 thousand, or 0.2% of total interest income, compared to $3.5 million, or 3.5% of total interest income, during the year ended December 31, 2003. During the year ended December 31, 2004, we also realized a net gain on derivative instruments of $340 thousand, or 0.2% of total interest income, and we did not have any gain or loss on these instruments during the year ended December 31, 2003.

Total expenses were $9.6 million for the year ended December 31, 2004, compared to $7.7 million for the year ended December 31, 2003. The increase of $1.9 million in total expenses was due primarily to an increase in compensation and benefit expenses of $786 thousand (due primarily to staffing at BT Management and an increase in salaries at our company), an increase in the provision for loan losses of $591 thousand (relating to the residential real estate loans at Belvedere Trust) and an increase in other expense of $1.4 million, partially offset by a decrease in incentive compensation expense of $943 thousand.

Other expenses for the year ended December 31, 2004 were $3.8 million, compared to $2.3 million for the year ended December 31, 2003. This increase was due primarily to an increase in professional service fees of $426 thousand (due primarily to the addition of Belvedere Trust and its lending and securitization activities), an increase in fees relating to residential real estate loan acquisitions and securitizations (Belvedere Trust) of $528 thousand, an increase in software and implementation costs of $194 thousand (due primarily to the demands of Sarbanes-Oxley regulations), an increase in consulting fees of $182 thousand (due primarily to Sarbanes-Oxley regulations) and a net increase in other costs of $93 thousand (due primarily to Belvedere Trust).

Financial Condition

At December 31, 2005, we held agency mortgage assets whose amortized cost was approximately $4.58 billion, consisting primarily of $4.1 billion of adjustable-rate mortgage-backed securities, $13 million of floating rate CMOs and $471 million of fixed-rate mortgage-backed securities. This amount represents an approximate 1% decrease from the $4.61 billion held at December 31, 2004. Of the adjustable-rate agency mortgage-backed securities owned by us, 36% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 64% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency mortgage-backed securities at fair value owned at December 31, 2005 and December 31, 2004, classified by type of issuer (dollar amounts in thousands):

	At December 31, 2005		At December 31, 2004
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,969,471	65.6%	$3,301,406	72.0%
Freddie Mac (FHLMC)	1,471,900	32.5%	1,157,910	25.2%
Ginnie Mae (GNMA)	83,312	1.9%	129,225	2.8%

Total agency mortgage-backed securities	$4,524,683	100.0%	$4,588,541	100.0%

The following table classifies our portfolio of agency mortgage-backed securities owned at December 31, 2005 and December 31, 2004, by type of interest rate index (dollar amounts in thousands):

	At December 31, 2005		At December 31, 2004
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$13,074	0.3%	$18,584	0.4%
Six-month LIBOR	31,333	0.7%	20,008	0.5%
One-year LIBOR	2,473,909	54.7%	2,251,782	49.1%
Six-month Certificate of Deposit	4,365	0.1%	6,402	0.1%
Six-month Constant Maturity Treasury	1,287	0%	1,648	0%
One-year Constant Maturity Treasury	1,474,110	32.6%	2,006,235	43.7%
Cost of Funds Index	66,890	1.5%	82,367	1.8%
Fixed-Rate	459,715	10.1%	201,515	4.4%

Total agency mortgage-backed securities	$4,524,683	100.0%	$4,588,541	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.73% at December 31, 2005. The average coupon of the adjustable-rate securities was 4.64%, the hybrid average coupon was 4.65%, the CMO floaters average coupon was 5.18% and the average coupon of the fixed-rate securities was 5.46%. At December 31, 2004, our total agency portfolio had a weighted average coupon of 4.28%. The average coupon of the adjustable-rate securities was 4.13%, the hybrid average coupon was 4.30%, the CMO floaters average coupon was 3.22% and the average coupon of the fixed-rate securities was 5.12%.

At December 31, 2005 and 2004, the unamortized net premium paid for our mortgage-backed securities was $84 million and $111 million, respectively.

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

At December 31, 2005, the average amortized cost of our agency mortgage-related assets was 101.9%, the average amortized cost of the adjustable-rate securities was 101.9% and the average amortized cost of the fixed-rate securities was 101.6%. Relative to our agency mortgage backed securities, or agency MBS, portfolio, as of December 31, 2005, the average interest rate on outstanding repurchase agreements was 3.99% and the average days to maturity was 126 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.90% and the weighted average term to next rate adjustment was 213 days.

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

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	29,214	40,398

Carrying value	$577,932	$2,044,389	$2,622,321

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	$32,566	$12,495

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000% – 5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 – 2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

At December 31, 2005 and 2004, the residential real estate loans consisted of the following (in thousands):

	December 31, 2005		December 31, 2004
Range of Carrying Amounts of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	235	$18,508	261	$16,976
$100–$149	764	96,055	779	97,545
$150–$199	749	130,481	760	131,914
$200–$249	644	144,120	719	160,615
$250–$299	563	153,907	585	159,731
$300–$349	599	195,646	634	206,815
$350–$399	784	294,387	804	301,503
$400–$449	603	255,107	611	258,586
$450–$499	485	229,912	474	224,893
$500–$749	1,000	589,735	1,030	607,384
$750–$999	226	198,108	275	243,157
$1,000 & greater	117	145,427	140	172,804

	6,769	$2,451,393	7,072	$2,581,923

The weighted average coupon on whole loans which we have securitized was 5.54% at December 31, 2005. At December 31, 2004, the weighted average coupon on whole loans which we have securitized was 4.30%.

Geographic Concentration	December 31, 2005	December 31, 2004
Southern California	31%	32%
Northern California	22%	21%
Florida	7%	6%
Virginia	4%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	24%	25%

Total:	100%	100%

Our residential real estate loan portfolio of $2.50 billion as of December 31, 2005 includes $613 thousand of loans pending securitization and $2.50 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $2.07 billion of mortgage-backed securities issued and $359 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed on page 63 under “Critical Accounting Policies.” The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.50 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of Anworth and Belvedere Trust. Of the mortgage-backed securities (including our first securitization), $2.16 billion in principal amount outstanding at December 31, 2005 have been sold to third parties and $411 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $294 million of AAA class, $23 million of AA class and $94 million of classes less than AA.

At December 31, 2005, Belvedere Trust owned approximately $613 thousand in loans held for securitization. This figure includes the face amount of the mortgages, premium and principal and interest receivable. The loans consist of adjustable-rate single-family residential mortgages.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB 133 and FASB 138, with an aggregate notional amount of

$400 million and an average maturity of 2.6 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2005, there were unrealized gains of approximately $12.9 million on our swap agreements.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. We do not designate the Eurodollar futures for hedge accounting. Once the financing rates on the securitization are fixed, we remove the hedge positions. We recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the Eurodollar futures transactions. The difference between these changes in value is included in income during the current period. For the three months and for the year ended December 31, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. As of December 31, 2005, Belvedere Trust did not have any outstanding Eurodollar futures positions.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.1 billion at December 31, 2005 and Belvedere Trust’s repurchase agreements, which totaled $430 million at December 31, 2005. Belvedere Trust also had $493 thousand in whole loan financing at December 31, 2005. Our other significant source of funds for the year ended December 31, 2005 consisted of payments of principal from our agency mortgage securities portfolio in the amount of $1.8 billion and $931 million from our residential real estate loans.

Relative to our agency MBS portfolio, as of December 31, 2005, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from five days to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of December 31, 2005, other than three repurchase agreements that reprice monthly subject to a cap, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to thirty-six months. On December 31, 2005, we had borrowing arrangements with 21 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2005.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three months ended December 31, 2005, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the year ended December 31, 2005, we transferred approximately $1.4 billion of residential mortgage loans to securitization trusts. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004, totaling approximately $2.1 billion, utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. One securitization transaction (as more fully described in Note 3 to the accompanying consolidated financial statements) in the first quarter of 2004 of approximately $253 million was accounted for as a sale. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our mortgage-backed securities portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the year ended December 31, 2005, we had raised approximately $20.9 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the year ended December 31, 2005, we issued 774,200 shares of Series A Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, resulting in net proceeds to us of approximately $18.4 million.

At December 31, 2005, Belvedere Trust did not have any commitments to purchase mortgage loans and had whole loan financing facilities which provide for up to $1.15 billion in financing secured by single-family mortgage loans. At December 31, 2005, Belvedere Trust has borrowed $493 thousand under the facilities, secured by mortgage loans held for securitization with a face value of $499 thousand.

During the year ended December 31, 2005, we repurchased (as more fully described in Note 9 to the accompanying consolidated financial statements) 3,583,632 shares of our common stock at an average cost of $8.33 per share. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations at December 31, 2005 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
Mortgage-backed securities issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4)	$6,637,702	$4,966,070	$760,830	$382,122	$528,680

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.

(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2004 (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,172,930	$3,705,930	$467,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	544,506	275,631	268,875	—	—
Whole loan financing facilities	556,233	556,233	—	—	—
Mortgage-backed securities issued(2)	1,494,851	373,523	490,249	275,765	355,314
Purchase commitments(3)	350,513	350,513	—	—	—

Total(4)	$7,119,033	$5,261,830	$1,226,124	$275,765	$355,314

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These commitments are off-balance sheet arrangements.
(4)	This does not include annual compensation agreements, leases and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our agency mortgage-backed securities which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at December 31, 2005 was $483.1 million. Common stockholders’ equity was approximately $436.2 million, or $9.61 book value per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact generally accepted accounting principles, or GAAP, income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the asset and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale agency securities was $85.4 million, or 1.9% of the amortized cost of agency mortgage-backed securities at December 31, 2005. This, along with “Accumulative other comprehensive gain, derivatives,” of $12.9 million, and “Accumulative other comprehensive loss, other MBS,” of $3.1 million, constitute the total “Accumulative other comprehensive loss” of $75.6 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 1 to the accompanying consolidated financial statements. Management believes the more significant of these to be as follows:

Revenue Recognition

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for actual prepayment activity. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Valuation of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from accumulated other comprehensive income to current operations.

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under Financial Accounting Standards Board Interpretation 46, or FIN 46, these interests in non-qualified SPEs are deemed to be variable interest entities, or VIEs, and we are considered the primary beneficiary. Therefore, we consolidate these non-qualified SPEs. In addition, we consolidate our interest in loans financed through warehouse agreements where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote (Note 4 to the accompanying consolidated financial statements).

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt (see Note 6 to the accompanying consolidated financial statements) until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Premiums or discounts are amortized into current operations using the effective interest yield method, as adjusted for actual prepayments and considering estimated future prepayments, based on FAS 91.

To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Freddie Mac, Fannie Mae and Ginnie Mae, or to secondary market standards for high credit-quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Belvedere Trust maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for loan losses” on the Consolidated Balance Sheets.

Income Taxes

Other than BT Finance, as noted below, our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and as a result does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary and may be liable for corporate income tax expenses.

Subsequent Events

None.

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

Adjustable-rate mortgage-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an adjustable-rate mortgage-related asset’s interest rate can change during any given period. Adjustable-rate mortgage securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire mortgage-related assets that are not fully indexed. Further, some adjustable-rate mortgage-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our adjustable-rate mortgage-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our adjustable-rate mortgage-related assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2005, our agency mortgage-backed securities and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$459,715	10.2%	$—	—

Adjustable-Rate Investments/ Obligations:
Less than 3 months	459,456	10.1%	2,087,310	50.9%
Greater than 3 months and less than 1 year	1,028,930	22.7%	2,012,100	49.1%
Greater than 1 year and less than 2 years	998,882	22.1%	—	—
Greater than 2 years and less than 3 years	941,552	20.8%	—	—
Greater than 3 years and less than 5 years	636,148	14.1%	—	—

Total	$4,524,683	100.0%	$4,099,410	100.0%

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

Belvedere Trust has implemented an interest rate risk management program intended to protect its portfolio of mortgage-related assets and the related debt against the effects of major interest rate changes. Belvedere Trust primarily uses securitization transactions to manage the interest rate risk of its mortgage portfolio. The payments due on the securities generally match the cash flow from the underlying mortgage loans. Belvedere Trust’s interest rate risk management program is formulated with the intent to offset, to some extent, the potential adverse effects resulting from rate adjustment limitations on its portfolio of mortgage assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate mortgage-related assets and related borrowings. Belvedere Trust finances certain of its retained and acquired securities with repurchase agreements which have different adjustment periods than the related assets. As part of its interest rate risk management program, Belvedere Trust has entered into term repurchase agreements that fix the rate of interest or, in some cases, cap the rate of interest on a portion of the borrowings secured by Belvedere Trust’s mortgage-related assets.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at December 31, 2005, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 22 months, while our borrowings had a weighted average term to next rate adjustment of 126 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 213 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At December 31, 2005, we had unrestricted cash of $8.2 million and $222.5 million in unpledged agency mortgage-backed securities available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying mortgage-backed securities. The purchase prices of mortgage-backed securities are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for mortgage-backed securities. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any mortgage-backed securities purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new mortgage-backed securities to replace the prepaid mortgage-backed securities, our financial condition, cash flows and results of operations could be harmed.

We often purchase mortgage-related assets that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these assets. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying a mortgage-backed security were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate. This would reduce our income.

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at December 31, 2005, and includes all of Anworth’s interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2.0%	–326%	0.8%
–1.0%	46%	0.7%
0%	—	—
1.0%	1.0%	–1.6%
2.0%	2.0%	–3.7%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 36.7% increase in the prepayment rate of our mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at December 31, 2005. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2005, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 2.6 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value, compared to the base case used in the table above (excluding Belvedere Trust’s operations), and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–301%	1.2%
–1.0%	15%	0.9%
0%	—	—
1.0%	–506%	–1.8%
2.0%	–876%	–4.1%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at December 31, 2005. Changes in Projected Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	123.8%	–2.5%
–1.0%	65.8%	–2.4%
0%	—	—
1.0%	–75.0%	0.1%
2.0%	–137.0%	0.9%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 24.6% to 28.8% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at December 31, 2005. Actual results could differ significantly from those estimated in the table.

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

Not applicable.

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

Management Report on Internal Control Over Financial Reporting

The management of Anworth is responsible for establishing and maintaining adequate internal control over financial reporting. Anworth’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of prepared financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Anworth’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the company’s internal control over financial reporting is effective based on those criteria. BDO Seidman, LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anworth Mortgage Asset Corporation (Anworth) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anworth’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Anworth’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Anworth maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anworth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation, as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005, and our report dated March 13, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Los Angeles, California

March 13, 2006

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2006.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004;
•	Consolidated Statements of Income: Years Ended December 31, 2005, December 31, 2004 and December 31, 2003;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2005, December 31, 2004 and December 31, 2003;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2005, December 31, 2004 and December 31, 2003; and
•	Notes to Consolidated Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this annual report on Form 10-K.

(3) The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

Exhibit Number	Description
4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11*	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

Exhibit Number	Description
10.12*	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13*	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.15	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.16	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.18	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.19	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.23	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.24	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.25	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

Exhibit Number	Description
10.26	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.27	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 16, 2006	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Chief Executive)	March 16, 2006

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Accounting Officer)	March 16, 2006

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President Chief Investment Officer and Director	March 16, 2006

/s/ LEE A. AULT, III Lee A. Ault, III	Director	March 16, 2006

/s/ CHARLES H. BLACK Charles H. Black	Director	March 16, 2006

/s/ JOE E. DAVIS Joe E. Davis	Director	March 16, 2006

/s/ ROBERT C. DAVIS Robert C. Davis	Director	March 16, 2006

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation at December 31, 2005 and 2004, and the results of its operations, cash flows and comprehensive income for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anworth Mortgage Asset Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2006 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Los Angeles, California

March 13, 2006

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2005	December 31, 2004
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,302,139	$4,399,036
Agency mortgage-backed securities at fair value	222,544	189,505

	4,524,683	4,588,541
Other mortgage-backed securities pledged to counterparties at fair value	91,153	62,764
Other mortgage-backed securities at fair value	4,776	706
Residential real estate loans	2,497,881	2,622,321
Allowance for loan losses	(1,655)	(591)
Cash and cash equivalents	8,248	3,042
Restricted cash	1,250	1,250
Interest and dividends receivable	32,740	28,141
Derivative instruments at fair value	12,948	6,399
Prepaid expenses and other	12,225	6,497

	$7,184,249	$7,319,070

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$43,084	$23,244
Repurchase agreements (Anworth)	4,099,410	4,172,930
Repurchase agreements (Belvedere Trust)	429,919	544,506
Whole loan financing facilities	493	556,233
Mortgage-backed securities issued	2,069,634	1,494,851
Junior subordinated notes	37,380	—
Derivative instruments at fair value	—	2,278
Dividends payable on preferred stock	1,011	369
Dividends payable on common stock	908	12,555
Accrued expenses and other	19,167	4,837

	$6,701,006	$6,811,803

Minority interest	144	231
Stockholders’ equity:
Series A Cumulative Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share; authorized 20,000 shares; 1,876 and 1,101 shares issued and outstanding	19	11
Common Stock; par value $0.01 per share; authorized 100,000 shares; 45,397 and 46,497 issued and outstanding, respectively	454	465
Additional paid-in capital	572,398	560,745
Accumulated other comprehensive loss consisting of unrealized losses	(75,620)	(42,598)
Accumulated deficit	(12,125)	(10,991)
Unearned restricted stock	(2,027)	(596)

	483,099	507,036

	$7,184,249	$7,319,070

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Interest income net of amortization of premium and discount	$281,752	$163,378	$100,077
Interest expense	(242,509)	(98,304)	(45,661)

Net interest income	39,243	65,074	54,416

Gain on sale of securities	129	259	3,497
Net gain on derivative instruments	—	340	—
Expenses:
Compensation and benefits	(3,450)	(2,262)	(1,476)
Incentive compensation	(708)	(2,956)	(3,899)
Provision for loan losses	(1,086)	(591)	—
Other expenses	(4,242)	(3,766)	(2,343)
Belvedere Trust offering costs	(725)	—	—

Total expenses	(10,211)	(9,575)	(7,718)

Income from operations before minority interest	29,161	56,098	50,195
Minority interest in net income of a subsidiary	(276)	(293)	—

Net income	$28,885	$55,805	$50,195
Dividend on Series A Cumulative Preferred Stock	$(3,901)	$(369)	$—

Net income available to common stockholders	$24,984	$55,436	$50,195

Basic earnings per share available to common stockholders	$0.53	$1.23	$1.52

Weighted average number of shares outstanding	47,103	45,244	32,927

Diluted earnings per share available to common stockholders	$0.53	$1.22	$1.52

Weighted average number of diluted shares outstanding	47,128	45,329	33,112

Dividends declared per preferred share	$2.156252	$0.335417	$—

Dividends declared per common share	$0.55	$1.25	$1.56

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-in Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2002	—	25,346	$—	$253	$256,610	$14,860	$—	$—	$(5,218)	$(754)	$(229)	$—	$265,522
Issuance of Common Stock		17,361		174	232,401								232,575
Retired treasury stock					(229)						229		0
Other comprehensive income (loss)						(36,793)						(36,793)	(36,793)
Net income									50,195			50,195	50,195

Total comprehensive income												$13,402

DER adjustment					127				(127)				0
Amortization of restricted stock										79			79
Dividends declared—$1.56 per common share									(54,181)				(54,181)

Balance, December 31, 2003	—	42,707	$—	$427	$488,909	$(21,933)	$—	$—	$(9,331)	$(675)	$—		$457,397

Issuance of Series A Preferred Stock	1,101		11		26,424								26,435
Issuance of Common Stock		3,790		38	45,412								45,450
Other comprehensive income (loss)						(23,558)	4,122	(1,229)				(20,665)	(20,665)
Net income									55,805			55,805	55,805

Total comprehensive income												$35,140

Amortization of restricted stock										79			79
Dividends declared—$0.335417 per preferred share									(369)				(369)
Dividends declared—$1.25 per common share									(57,096)				(57,096)

Balance, December 31, 2004	1,101	46,497	$11	$465	$560,745	$(45,491)	$4,122	$(1,229)	$(10,991)	$(596)	$—		$507,036

Issuance of Series A Preferred Stock	775		8		18,954								18,962
Issuance of Common Stock		2,282		23	20,956								20,979
Issuance of Restricted Stock		201		2	1,548					(1,550)			—
Purchases of treasury stock											(29,841)		(29,841)
Retired treasury stock		(3,583)		(36)	(29,805)						29,841		—
Other comprehensive income (loss)						(39,936)	8,827	(1,913)				(33,022)	(33,022)
Net income									28,885			28,885	28,885

Total comprehensive income												$(4,137)

Amortization of restricted stock										119			119
Dividends declared—$2.156252 per preferred share									(3,901)				(3,901)
Dividends declared—$0.55 per common share									(26,118)				(26,118)

Balance, December 31, 2005	1,876	45,397	$19	$454	$572,398	$(85,427)	$12,949	$(3,142)	$(12,125)	$(2,027)	$—		$483,099

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2005	For the year ended December 31, 2004	For the year ended December 31, 2003
Operating Activities:
Net income	$28,885	$55,805	$50,195
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts (Anworth)	40,846	47,619	38,934
Amortization of premiums and discounts (Belvedere Trust)	18,659	3,784	—
(Gain )on sale of agency securities	(129)	(102)	(3,497)
(Gain) on sale of securities in securitization	—	(157)	—
(Gain) on hedging instruments	—	(340)	—
Provision for loan losses	1,086	591	—
Adjustment for minority interest in net income	276	293	—
Amortization of restricted stock	119	79	79
Changes in assets and liabilities:
(Increase) in interest receivable	(4,599)	(11,135)	(5,334)
(Increase) decrease in prepaid expenses and other	(3,508)	(6,279)	984
(Increase) decrease in restricted cash	—	(1,250)	—
Increase in accrued interest payable	19,840	8,560	4,740
Increase (decrease) in accrued expenses and other	14,330	3,428	(467)

Net cash provided by operating activities	115,805	100,896	85,634
Investing Activities:
Available-for-sale agency securities:
Purchases	(1,770,019)	(2,281,202)	(3,560,512)
Proceeds from sales	—	119,356	174,879
Principal payments	1,753,094	1,748,572	1,497,654
Available-for-sale other mortgage-backed securities:
Purchases	(50,495)	(18,546)	—
Principal payments	14,169	14,367	—
Residential real estate loans:
Purchases	(893,390)	(3,024,392)	—
Proceeds from sales	73,765	196,428	—
Principal payments	5,515	—	—
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	925,271	141,350	—

Net cash used in investing activities	57,910	(3,104,067)	(1,887,979)
Financing Activities:
Borrowings from repurchase agreements	18,609,164	13,444,247	8,210,368
Repayments on repurchase agreements	(18,797,271)	(12,502,502)	(6,588,547)
Borrowings on whole loan financing facilities	855,658	2,381,804	—
Repayments on whole loan financing facilities	(1,411,398)	(1,825,571)	—
Borrowings on mortgage-backed securities issued	1,363,201	1,577,376	—
Repayments on mortgage-backed securities issued	(791,735)	(82,525)	—
Proceeds from junior subordinated notes issued, net	35,160	—	—
Proceeds from preferred stock issued, net	18,962	26,435	—
Proceeds from common stock issued, net	20,979	45,449	232,575
Minority investments	—	50	—
Preferred Stock dividends paid	(3,260)	—	—
Common Stock dividends paid	(37,764)	(58,635)	(52,761)
Treasury stock	(29,841)	—	—
Minority profit distributions	(364)	(111)	—

Net cash provided by financing activities	(168,509)	3,006,017	1,801,635

Net increase (decrease) in cash and cash equivalents	5,206	2,846	(710)
Cash and cash equivalents at beginning of period	$3,042	$196	$906

Cash and cash equivalents at end of period	$8,248	$3,042	$196

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$219,351	$89,389	$40,921
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	$—	$64,451	$—
Restricted stock issued	$1,550	$—	$—
Retirement of treasury stock	$29,841	$—	$229

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (in thousands)

	For the Year Ended December 31,
	2005	2004	2003
Net income	$28,885	$55,805	$50,195
Available-for-sale agency securities, fair value adjustment	(39,936)	(23,558)	(36,793)
Other mortgage-backed securities, fair value adjustment	(1,913)	(1,229)	—
Unrealized gains (losses) on cash flow hedges	8,045	(128)	—
Reclassification adjustment for interest expense included in net income	782	4,250	—

	(33,022)	(20,665)	(36,793)
Comprehensive income (loss)	$(4,137)	$35,140	$13,402

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997. We commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate mortgage-backed securities on March 17, 1998, upon completion of the IPO of our common stock. We seek attractive long-term investment returns primarily by investing our equity capital and borrowed funds in mortgage-backed securities. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed our wholly-owned subsidiary called Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire, own and securitize mortgage loans and other mortgage-related assets with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management, a company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of December 31, 2005, Belvedere Trust’s assets comprised approximately 36% of our overall assets. Through December 31, 2005, we have made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed approximately $725 thousand in offering costs that had previously been deferred.

The results of the Company’s operations are affected by various factors, many of which are beyond the control of the Company, including changes in interest rates, the slope of the yield curve, supply and demand for mortgage assets, borrowing costs and prepayments speeds on the Company’s mortgage-related asset portfolio.

Increases in the target federal funds rate have caused the cost of the Company’s liabilities to increase at a greater rate than the yield on its assets. As a result, this has negatively impacted the Company’s net interest income and we have been experiencing a period of reduced earnings.

During the past year, increases in the target federal funds rate have caused a flattening of the yield curve. A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of ARM products. A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates.

A flat or inverted yield curve may be an adverse environment for ARM product volume, as there may be little incentive for borrowers to choose an ARM product over a longer-term fixed-rate loan. If the supply of ARM product decreases, yields may decline due to market forces. Additionally, a flat or inverted yield curve may negatively impact the pricing of our securities. According to GAAP, if the values of our securities decrease, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To potentially offset the negative impact of the rising interest rates and inverted yield curve on earnings and book value, the Company has different alternatives with which to employ its funds including investing in new agency MBS and other MBS at yields that are currently higher than the cost of its borrowings; paying down its borrowings to reduce the related costs; and repurchasing its common stock when the market price is below the Company’s book value to increase the book value per common share.

Although the Company believes that these alternatives may positively impact earnings and book value, the Company has no control over the changes in interest rates and the slope of the yield curve and, therefore, there can be no assurance that these strategies will produce the desired positive effects.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust (a wholly-owned subsidiary of Anworth) and 5% by Lloyd McAdams, the Chairman and Chief Executive Officer of Anworth. BT Management cannot take numerous actions without the consent of Anworth. Anworth has also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

A summary of the Company’s significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Restricted Cash

Restricted cash may include principal and interest payments on real estate loans or securities held as collateral for mortgage-backed securities issued, cash pledged as collateral on certain interest rate agreements and cash held from borrowers until certain loan agreement requirements have been met. Any corresponding liability for cash held from borrowers is included in “Accrued expenses and other” liabilities on our consolidated balance sheets.

Mortgage-Backed Securities

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other mortgage-backed securities at fair value include securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $96 million. This amount includes approximately $30 million in securities that were retained from our first securitization during the first quarter of 2004 consisting of $20 million in securities rated AAA, $8 million in other investment grade securities and $2 million in non-investment grade securities. The remaining balance of approximately $66 million were securities that were purchased from major issuers and consist of $46 million in investment grade securities and $20 million in non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.97 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of December 31, 2005, we have not sold the first loss securities from our securitizations to third parties.

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency and non-agency securities as “available-for-sale.” All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from accumulated other comprehensive income to current operations.

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for actual prepayment activity.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at December 31, 2005, aggregated by investment category and length of time:

	Less Than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	133	$1,671,906	(26,786)	460	$2,502,253	(59,128)	593	$4,174,159	(85,914)
Other mortgage-backed securities	12	$27,105	(3,049)	8	$43,018	(1,273)	20	$70,123	(4,322)

We do not consider those federal agency mortgage-backed securities that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investment in federal agency mortgage-backed securities were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by agencies of the U.S. government. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

We also do not consider the other mortgage-backed securities that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2005.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While these mortgage loans are generally acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance adjusted for unamortized premiums or discounts. Interest income is accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts are amortized into current operations using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on FAS 91.

To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae, or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution, and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States,

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Belvedere Trust maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for loan losses” on the consolidated balance sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in Other Comprehensive Income, and reclassified to earnings when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Risk

At December 31, 2005, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate mortgage-backed securities by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective agencies. At December 31, 2005, because of the guarantee of these government-sponsored agencies, all of our agency mortgage-backed securities have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At December 31, 2005, we had no assets on which an impairment charge had been taken.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At December 31, 2005, 44% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 38% of Belvedere Trust’s loans allowed for negative amortization.

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

In the aftermath of Hurricane Katrina, the Federal Emergency Management Agency (FEMA) issued a list of zip codes affected by this hurricane. At December 31, 2005, Belvedere Trust had 218 loans totaling $68.9 million in these zip codes. Of these loans, 13 loans for $4.5 million were 30 days delinquent; three loans for $1.5 million were 60 days delinquent; and two loans for $0.2 million were 90+ days delinquent. FEMA provides public or individual assistance programs in the specified zip codes. Public assistance includes assistance to affected counties and municipalities. In zip codes designated for individual assistance, homeowners may be eligible for direct assistance. Generally, properties located in zip codes qualifying for individual assistance are more severely affected than properties in areas qualifying for public assistance. Ten loans, totaling $2 million, are secured by properties in zip codes qualifying for individual assistance. Two of these loans, for $0.5 million, were 30 days delinquent and one of these loans, for $0.5 million, was 60 days delinquent. Two of these loans, including one loan with private mortgage insurance, for $0.2 million were 90+ days delinquent. Belvedere Trust has not set aside specific loan loss reserves for any loans in the affected areas other than the two loans which were 90+ days delinquent. At December 31, 2005, it was not determined which of the affected loans, including the delinquent loans, would be eligible for individual assistance or for any other programs that may be established by the federal or state governments to support the affected areas.

Capitalization of Securitization Costs

The Company capitalizes various costs incurred in connection with a securitization transaction. These costs are amortized into current operations over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments, based on FAS 91.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code, with respect thereto. Accordingly, we will not be subject to Federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

BT Finance and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. In general, a TRS of the Company may hold assets that the Company cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of December 31, 2005, the amount of the Company’s assets attributable to its taxable REIT subsidiaries was less than 10%. At December 31, 2005, BT Finance and subsidiaries had approximately $1.7 million of federal net operating losses, resulting in an immaterial deferred tax asset that is fully reserved. A more detailed description of federal income tax considerations regarding the Company’s qualifications and taxation as a REIT appears on page 9.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands, except per share amounts)	2005	2004	2003
Net income available to common stockholders, as reported	$24,984	$55,436	$50,195
Add: Stock-based compensation expense included in Net Income	119	79	79
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	547	235	276

Pro forma net income	$24,556	$55,280	$49,998
Basic income per share, as reported	$0.53	$1.23	$1.52
Pro forma basic income per share	$0.52	$1.22	$1.52
Diluted income per share, as reported	$0.53	$1.22	$1.52
Pro forma diluted income per share	$0.52	$1.22	$1.51

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	2005	2004	2003
Assumptions:
Dividend yield	6.00%	10.00%	11.00%
Expected volatility	29.00%	32.00%	32.00%
Risk-free interest rate	1.40%	2.97%	3.52%
Expected lives	1.0 years	6.4 years	8.4 years

In December 2005, our board of directors authorized the immediate vesting of all of the Company’s then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. In the future, the Company will utilize restricted stock grants more than stock option grants in employee compensation (see Note 11).

Restricted stock is expensed over the vesting period (see Note 11).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the year ended December 31, 2005
Basic EPS	$24,984	47,103	$0.53
Effect of dilutive securities: Stock options	—	25	—

Diluted EPS	$24,984	47,128	$0.53

For the year ended December 31, 2004
Basic EPS	$55,436	45,244	$1.23
Effect of dilutive securities: Stock options	—	85	(0.01)

Diluted EPS	$55,436	45,329	$1.22

For the year ended December 31, 2003
Basic EPS	$50,195	32,927	$1.52
Effect of dilutive securities: Stock options	—	185	—

Diluted EPS	$50,195	33,112	$1.52

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

On March 3, 2005, the FASB issued staff position (FIN 46(R)-5), “Implicit Variable Interests Under FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” The determination as to whether an implicit variable interest exists should be based on whether, in substance, the reporting enterprise, through its relationship with the VIEs will absorb a majority (50% or more) of the risk of expected losses and/or receive most of the expected residual benefit from taking on that risk. The effective date of this position is the first reporting period beginning after March 3, 2005. The Company does not believe this will have a material impact on its financial statements, as it has disclosed its interests in consolidated VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote.

In May 2005, the FASB issued “Accounting Changes and Error Corrections-A replacement of APB Opinion No. 20 and FASB Statement No. 3” (FASB 154) to be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This statement also applies to all voluntary changes in

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. Opinion No. 20 previously required that most changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FASB 154 requires retrospective application (related to the direct effect of the change) to prior periods’ financial statements of changes in accounting principle. We are not currently aware of any accounting changes or error corrections and, as such, do not believe FASB 154 will have a material effect on our financial statements.

On November 3, 2005, the FASB issued staff position No. FAS 115-1 and No. FAS 124-1. This addresses the determination as to when an investment is considered impaired, whether that impairment is other-than-temporary, the measurement of an impairment loss, accounting considerations subsequent to the recognition of an other-than-temporary impairment, and also require certain disclosures about unrealized losses that have not been recognized as other-than-temporary investments. The staff positions amend FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” FASB 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in common stock” and are effective for reporting periods after December 15, 2005. The Company does not believe that this will have a material impact on its financial statements.

On December 19, 2005, the FASB issued staff position No. SOP 94-6-1, “Terms of Loan Products That May Give Rise to a Concentration of Credit Risk.” Examples given of such loan products include: borrowers subject to significant payment increases, loans that permit negative amortization and loans with high loan-to-value ratios. The staff position references various accounting literature which require disclosure about each significant concentration of credit risk including information about the activity, region, or economic characteristics that identifies the concentration. This guidance is effective for interim and annual periods ending after December 19, 2005. The Company has provided and will continue to provide the required disclosures.

NOTE 2.	SECURITIES

The following tables summarize our mortgage-backed securities classified as available-for-sale as of December 31, 2005 and 2004, which are carried at their fair value (amounts in thousands):

December 31, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$85,207	$1,466,197	$3,027,727	$4,579,131
Paydowns receivable	—	30,979	—	30,979
Unrealized gains	—	121	366	487
Unrealized losses	(1,895)	(25,397)	(58,622)	(85,914)

Fair value	$83,312	$1,471,900	$2,969,471	$4,524,683

Other MBS
Amortized cost	$99,071
Unrealized losses	(4,322)
Unrealized gains	1,180

Fair value	$95,929

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$131,686	$1,141,429	$3,334,582	$4,607,697
Paydowns receivable	—	26,335	—	26,335
Unrealized gains	—	228	1,639	1,867
Unrealized losses	(2,461)	(10,082)	(34,815)	(47,358)

Fair value	$129,225	$1,157,910	$3,301,406	$4,588,541

Other MBS
Amortized cost	$64,699
Unrealized losses	(1,302)
Unrealized gains	73

Fair value	$63,470

The following tables summarize our agency securities at their fair value as of December 31, 2005 and 2004 (amounts in thousands):

December 31, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,486,817	$2,608,719	$470,632	$12,963	$4,579,131
Paydowns receivable	14,679	16,300	—	—	30,979
Unrealized gains	167	235	57	28	487
Unrealized losses	(26,247)	(48,672)	(10,974)	(21)	(85,914)

Fair value	$1,475,416	$2,576,582	$459,715	$12,970	$4,524,683

December 31, 2004

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,427,620	$2,955,923	$205,717	$18,437	$4,607,697
Paydowns receivable	8,929	17,406	—	—	26,335
Unrealized gains	896	504	425	42	1,867
Unrealized losses	(14,278)	(28,453)	(4,627)	—	(47,358)

Fair value	$1,423,167	$2,945,380	$201,515	$18,479	$4,588,541

NOTE 3.	SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. During the year ended December 31, 2004, Belvedere Trust transferred approximately $2.4 billion of residential mortgage loans in six separate transactions to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securitization trusts pursuant to pooling and third party servicing agreements. Five of the six securitization transactions in 2004, totaling approximately $2.1 billion, utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the year ended December 31, 2005, Belvedere Trust transferred approximately $1.4 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability. Since its formation, Belvedere Trust has securitized approximately $3.8 billion of mortgage loans.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4.5 billion in asset-backed securities.

For the one securitization transaction accounted for as a sale during 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at December 31, 2005, of all the securities from this transaction, was $118 million; the amount of assets derecognized was $87 million and the amount recognized as our retained securities was $31 million. As of December 31, 2005, the delinquent amount of all the principal balances from this transaction was $2 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at December 31, 2005:

Change in Interest Rates	Projected Percentage Change in Fair Value of Retained Securities
-2.0%	3.1%
-1.0%	1.6%
0%	—
1.0%	-1.5%
2.0%	-3.3%

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at December 31, 2004:

Change in Interest Rates	Projected Percentage Change in Fair Value of Retained Securities
-2.0%	1.3%
-1.0%	0.7%
0%	—
1.0%	-2.0%
2.0%	-5.4%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	RESIDENTIAL REAL ESTATE LOANS

Our residential real estate loan portfolio of $2.50 billion, at December 31, 2005, includes $613 thousand of loans pending securitization and $2.50 billion in loans which have been financed through securitization. Included in the residential real estate loan portfolio are two loans totaling $797 thousand that have become real estate owned.

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$566,748	$2,015,175	$2,581,923
Unamortized premium and expenses	11,184	29,214	40,398

Carrying value	$577,932	$2,044,389	$2,622,321

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	$32,566	$12,495

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2004, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30 Days)	Delinquent Balance (60+ Days)
First Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	1.000% – 6.000%	2034 – 2035	$492,003	$—	$—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	1.000% – 5.750%	2034	153,546	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	2.250% – 6.750%	2033 – 2035	549,270	1,939	—
First Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	3.625% – 7.125%	2033 – 2034	8,600	—	—
First Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 7.000%	2033 – 2035	359,181	3,838	110
First Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 7.125%	2033 – 2035	777,493	5,406	350
First Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2035	217,700	1,219	754
First Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.750%	2034 – 2035	24,130	—	—

				$2,581,923	$12,402	$1,214

At December 31, 2005 and 2004, the residential real estate loans consisted of the following (in thousands):

	December 31, 2005		December 31, 2004
Range of Carrying Amounts of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	235	$18,508	261	$16,976
$100–$149	764	96,055	779	97,545
$150–$199	749	130,481	760	131,914
$200–$249	644	144,120	719	160,615
$250–$299	563	153,907	585	159,731
$300–$349	599	195,646	634	206,815
$350–$399	784	294,387	804	301,503
$400–$449	603	255,107	611	258,586
$450–$499	485	229,912	474	224,893
$500–$749	1,000	589,735	1,030	607,384
$750–$999	226	198,108	275	243,157
$1,000 & greater	117	145,427	140	172,804

	6,769	$2,451,393	7,072	$2,581,923

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average coupon on whole loans which we have securitized was 5.54% at December 31, 2005. At December 31, 2004, the weighted average coupon on whole loans which we have securitized was 4.30%.

Geographic Concentration	December 31, 2005	December 31, 2004
Southern California	31%	32%
Northern California	22%	21%
Florida	7%	6%
Virginia	4%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	24%	25%

Total:	100%	100%

Our residential real estate loan portfolio of $2.50 billion as of December 31, 2005 includes $613 thousand of loans pending securitization and $2.50 billion in loans which have been securitized. The securitized residential real estate loans serve as collateral for $2.07 billion of mortgage-backed securities issued and $359 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed on page 63 under “Critical Accounting Policies.” The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.50 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of Anworth and Belvedere Trust. Of the mortgage-backed securities (including our first securitization), $2.16 billion in principal amount outstanding at December 31, 2005 have been sold to third parties and $411 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $294 million of AAA class, $23 million of AA class and $94 million of classes less than AA.

At December 31, 2005, Belvedere Trust owned approximately $613 thousand in loans held for securitization. This figure includes the face amount of the mortgages, premium and principal and interest receivable. The loans consist of adjustable-rate single-family residential mortgages.

The following table represents the changes at December 31, 2005 in our residential real estate loans (in thousands):

Balance, beginning of year	$2,622,321

New loan acquisitions	893,390
Sales (other than to consolidated securitization trusts)	(73,635)
Principal repayments	(930,786)
Premium amortization	(13,363)
Other adjustments	(46)

Balance, end of year	$2,497,881

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes at December 31, 2004 in our residential real estate loans (in thousands):

Balance, beginning of year	$—

New loan acquisitions	3,024,392
Sales (other than to consolidated securitization trusts)(1)	(258,164)
Principal repayments	(141,350)
Premium amortization	(3,079)
Net recognized gains and valuation adjustments	522

Balance, end of year	$2,622,321

(1)	Includes related premium

The following table represents the changes at December 31, 2005 in our residential allowance for loan losses (in thousands):

Balance, beginning of year	$591
Additions	1,085
Charge-Offs	(21)

Balance, end of year	$1,655

The following table represents the changes at December 31, 2004 in our residential allowance for loan losses (in thousands):

Balance, beginning of year	$—
Additions	591

Balance, end of year	$591

NOTE 5.	REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at December 31, 2005, our repurchase agreements had a weighted average term to maturity of 126 days and a weighted average borrowing rate of 3.99%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 213 days with a weighted average borrowing rate of 3.90%. At December 31, 2005, agency MBS with a fair value of approximately $4.3 billion have been pledged as collateral under the repurchase agreements.

Relative to our agency MBS portfolio, at December 31, 2004, our repurchase agreements had a weighted average term to maturity of 184 days and a weighted average borrowing rate of 2.25%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 304 days with a weighted average borrowing rate of 2.34%. At December 31, 2004, agency MBS with a fair value of approximately $4.4 billion have been pledged as collateral under the repurchase agreements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, the repurchase agreements had the following remaining maturities:

Less than 3 months	50.9%
3 months to less than 1 year	49.1%
1 year to less than 2 years	—
2 years to less than 3 years	—
Greater than 3 years	—

100.0%

At December 31, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	36.9%
3 months to less than 1 year	51.9%
1 year to less than 2 years	11.2%
2 years to less than 3 years
Greater than 3 years

100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At December 31, 2005, our repurchase agreements had a weighted average term to maturity of 244 days and a weighted average borrowing rate of 3.72%. At December 31, 2004, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 313 days and a weighted average borrowing rate of 2.65%.

At December 31, 2005, the repurchase agreements had the following remaining maturities:

Less than 3 months	30.3%
3 months to less than 1 year	50.8%
1 year to less than 2 years	9.6%
2 years to less than 3 years	9.3%
Greater than 3 years	—

100.0%

At December 31, 2004, the repurchase agreements had the following remaining maturities:

Less than 3 months	47.5%
3 months to less than 1 year	3.1%
1 year to less than 2 years	44.5%
2 years to less than 3 years	4.9%
Greater than 3 years	—

100.0%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.	MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to October 2045. At December 31, 2005, whole loans with a face value of approximately $2.45 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2004, whole loans with a face value of approximately $2 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At December 31, 2005, loans with a face value of approximately $499 thousand have been pledged as collateral under these facilities. At December 31, 2004, loans with a face value of approximately $567 million were pledged as collateral under these facilities.

The following table represents, at December 31, 2005, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$493	$—	$—	$—	$—
Mortgage-backed securities issued	517,583	388,187	291,141	218,355	163,767

The following table represents, at December 31, 2004, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

	2005	2006	2007	2008	2009
	(in thousands)
Whole loan financing facilities	$556,233	$—	$—	$—	$—
Mortgage-backed securities issued	373,523	280,142	210,107	157,580	118,185

The whole loan financing facilities are short-term credit facilities with credit limits totaling $1.15 billion. The total balance owed on the whole loan financing facilities, as of December 31, 2005, is due in 2006. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table of the estimated fair value of financial instruments at December 31, 2005 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2005		December 31, 2004
	(in thousands)		(in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$613	$613	$577,932	$578,189
Residential real estate loans securitized	2,497,268	2,473,438	2,044,389	2,039,828
Mortgage-backed securities issued	2,069,634	2,051,837	1,494,851	1,493,213

These fair value estimates at December 31, 2005 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9.	PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the year ended December 31, 2005, we issued approximately 2.3 million shares of common stock under the plan, resulting in proceeds to us of approximately $20.9 million.

In May 2004, we filed a shelf registration statement on Form S-3 with the SEC for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of December 31, 2005, $251.1 million of our securities remained available for issuance under the registration statement.

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative preferred stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004 with Cantor. Sales of the shares of our Series A Cumulative Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the year ended December 31, 2005, we sold 774,200 shares of Series A Cumulative Preferred Stock under the controlled equity offering program, which resulted in net proceeds to the Company of $18.4 million.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed approximately $725 thousand in offering costs that had previously been deferred.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table shows the repurchase transactions of our common stock during the three months ended September 30, 2005:

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

The following table shows the repurchase transactions of our common stock during the three months ended December 31, 2005:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (October 1st–31st)	585,508	$7.96	585,508	2,414,492
Month #2 (November 1st–30th)	781,814	7.90	781,814	1,632,678
Month #3 (December 1st–31st)	355,300	7.67	355,300	1,277,378

Total:	1,722,622	$7.87	1,722,622	1,277,378

Through December 31, 2005, we had repurchased under both programs 3,583,632 shares at an average cost of $8.33 per share.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the 2004 Equity Compensation Plan.

At December 31, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 1.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

During the year ended December 31, 2005, none of our officers and employees exercised stock options.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The 2002 Incentive Compensation Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. For the years ended December 31, 2005 and 2004, eligible employees under the 2002 Incentive Compensation Plan earned $708 thousand and $2.7 million, respectively, in incentive compensation.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At December 31, 2005, the value of the 42,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $48.12 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2005, we paid $261 thousand in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income. During the year ended December 31, 2004, we paid $253 thousand in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2006	2007	2008	2009	2010	Thereafter	Total Commitment
Commitment	$268,611	$276,669	$284,965	$293,515	$302,332	$469,426	$1,895,518

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $277 thousand paid to PIA in connection with this agreement during the year ended December 31, 2005. During the year ended December 31, 2004, we paid fees of $249 thousand to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans and other mortgage-related assets with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while pledging the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at December 31, 2005, Belvedere Trust’s assets comprised 36% of our overall assets. As of December 31, 2005, we had made an investment of approximately $100 million in Belvedere Trust to capitalize its mortgage operations.

On November 3, 2003, we also formed BT Management, a limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the Chief Financial Officer of Belvedere Trust, and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement), plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the Ten-Year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the years ended December 31, 2005 and 2004, Belvedere Trust paid BT Management incentive compensation of $792 thousand and $714 thousand, respectively.

Certain of our executive officers serve as officers and directors of Belvedere Trust and officers and managers of BT Management (and certain of our employees are also employees of BT Management). Our employees who are also employed by BT Management may receive compensation from BT Management in the form of salary, employee benefits and incentive compensation. The compensation of all BT Management employees is the responsibility of the BT Management board of managers. However, compensation paid by

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BT Management to our executive officers who also serve as officers, managers or employees of BT Management is subject to approval of the compensation committee of Anworth’s board of directors.

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

Belvedere Trust had acquired loans from a company in which Claus Lund, the Chief Executive Officer of Belvedere Trust, was a director through October 31, 2005 during 2005 and 2004 in the amount of $0 and $272.9 million, respectively.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Chief Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Chief Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Chief Executive Officer, and Joseph McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year.

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

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of December 31, 2005, 1,426,024 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,383,670	$12.042	999,174	$11.719	655,719	$10.096
Granted	5,000	9.720	452,000	12.470	427,300	13.800
Exercised	—	—	(67,504)	10.116	(83,305)	9.630
Expired	(3,000)	7.100	—	—	—	—

Outstanding, end of year	1,385,670	$12.045	1,383,670	$12.042	999,174	$11.719

Weighted average fair value of options granted during the year	0.90		1.23		0.92
Options exercisable at year end	1,385,670		1,063,670		571,874

The following table summarizes information about stock options outstanding at December 31, 2005:

Exercise Price	Options Outstanding	Remaining Contractual Life (Yrs.)	Exercisable at 12/31/05
$ 4.60	2,644	3.3	2,644
$ 6.70	520	5.5	520
$ 7.10	6,000	5.6	6,000
$ 7.81	25,000	0.6	25,000
$ 9.00	65,961	2.2	65,961
$ 9.45	127,245	6.1	127,245
$11.20	264,000	6.8	264,000
$11.25	10,000	6.8	10,000
$13.80	427,300	7.3	427,300
$12.47	452,000	3.3	452,000
$ 9.72	5,000	9.6	5,000

	1,385,670		1,385,670

In December 2005, our board of directors authorized the immediate vesting of all of the Company’s then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. In the future, the Company will utilize restricted stock grants more than stock option grants in employee compensation.

In December 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various employees of the Company under the Company’s 2004 Equity Compensation Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with the Company. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. For the three months ended December 31, 2005, we have expensed $38,750 relating to this restricted stock grant.

NOTE 12.	HEDGING INSTRUMENTS

At December 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 2.6 years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2005, there was an increase in unrealized gains of $8.8 million from $4.1 million at December 31, 2004 to $12.9 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $8.0 million and a reclassification adjustment for interest expense included in net income of $0.8 million) and shown as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $12.9 million.

For the years ending December 31, 2005 and 2004, there was a net gain of $0 and $1,456, respectively, recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. As of December 31, 2005, the estimated amount of net gains that is expected to be reclassified into earnings within the next 12 months due to the variability of cash flows of the hedged transactions (i.e., when the periodic settlement interest payments are due) is $5.6 million. The maximum length of our swap agreements is 3.5 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

For the year ended December 31, 2005, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. During the year ended December 31, 2004, Belvedere Trust recognized gains, net of recognized losses, of $340 thousand on Eurodollar futures.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2005, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short term, there may be either gain or loss recognized into earnings but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of December 31, 2005, the Company had no forward loan purchase commitments.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—The Company subleases office space and uses administrative services from PIA, as more fully described in Note 10.

(b)	We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2006	2007	2008	2009	Total Commitment
Commitment Amount	$64,540	$64,540	$37,648	$—	$166,728

(c)	Loan Purchase Commitment—As of December 31, 2005, Belvedere Trust had no commitments to purchase mortgage loans.

NOTE 14.	OTHER EXPENSE

	Schedule of Other Expense (in thousands) Year Ended December 31,
	2005	2004	2003
Legal and accounting fees	$1,043	$803	$377
Fees related to loan servicing and subservicing	526	569	—
Printing and stockholder communications	156	231	155
D&O insurance	388	359	328
Software and implementation	295	293	99
Administrative service fees	277	277	197
Rent	321	275	249
Stock exchange and filing fees	179	145	255
Custodian fees	125	95	63
Sarbanes-Oxley consulting fees	139	182	—
Board of directors fees/expenses	292	132	89
Other	501	405	531

Total of other expense	$4,242	$3,766	$2,343

NOTE 15.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2005 and 2004 (unaudited). Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount	$66,810	$71,713	$71,206	$72,023
Interest expense	(49,133)	(60,529)	(64,693)	(68,154)

Net interest income	17,677	11,184	6,513	3,869
Gain on sale of securities	—	—	—	129
Net gain on derivative instruments	—	—	—	—
Belvedere Trust offering costs	—	—	—	(725)
Expenses	(3,059)	(2,224)	(1,966)	(2,237)

Income from operations before income taxes and minority interest	14,618	8,960	4,547	1,036
Income taxes	—	—	—	—
Minority interest in net income of a subsidiary	(136)	(105)	(35)	—

Net income	$14,482	$8,855	$4,512	$1,036

Dividend on preferred stock	(868)	(1,011)	(1,011)	(1,011)

Net income available to common stockholders	$13,614	$7,844	$3,501	$25

Basic earnings per share available to common stockholders	$0.29	$0.16	$0.07	$0.00
Diluted earnings per share available to common stockholders	$0.29	$0.16	$0.07	$0.00
Average number of diluted shares outstanding	46,876	47,668	47,891	46,069

For the year ended December 31, 2004 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount	$35,246	$32,996	$42,457	$52,679
Interest expense	(14,940)	(19,438)	(27,665)	(36,261)

Net interest income	20,306	13,558	14,792	16,418
Gain on sale of securities	157	102	1	(1)
Net gain on derivative instruments	(203)	532	(59)	70
Expenses	(2,387)	(1,820)	(2,496)	(2,872)

Income from operations before income taxes and minority interest	17,873	12,372	12,238	13,615
Income taxes	—	(79)	—	79
Minority interest in net income of a subsidiary	—	(103)	(72)	(118)

Net income	$17,873	$12,190	$12,166	$13,576

Dividend on preferred stock	—	—	—	(369)

Net income available to common stockholders	$17,873	$12,190	$12,166	$13,207

Basic earnings per share available to common stockholders	$0.41	$0.27	$0.27	$0.29
Diluted earnings per share available to common stockholders	$0.41	$0.27	$0.26	$0.28
Average number of diluted shares outstanding	43,823	45,101	45,925	46,434

NOTE 16.	SUBSEQUENT EVENTS

None.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3

Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.4

Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1*

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2

2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3*

2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4

Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number	Description
10.5*

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6*

Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7*

Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11*

Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12*

Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13*

Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.15

Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.16

Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.17	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.18

BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.19

Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

Exhibit Number	Description
10.20

Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.21

Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.22

Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.23

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.24

Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.25

Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.26

Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.27

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.