Form 10-Q
period 2006-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2006-05-09
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

COMMON STOCK, $0.01 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 5, 2006 the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 45,367,271 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,212,552	$4,302,139
Agency mortgage-backed securities at fair value	230,367	222,544

	4,442,919	4,524,683
Other mortgage-backed securities pledged to counterparties at fair value	181,202	91,153
Other mortgage-backed securities at fair value	4,204	4,776
Residential real estate loans	2,251,433	2,497,881
Allowance for loan losses	(1,730)	(1,655)
Cash and cash equivalents	1,215	8,248
Restricted cash	1,044	1,250
Interest and dividends receivable	32,644	32,740
Derivative instruments at fair value	15,407	12,948
Prepaid expenses and other	11,861	12,225

	$6,940,199	$7,184,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$35,407	$43,084
Repurchase agreements (Anworth)	4,036,500	4,099,410
Repurchase agreements (Belvedere Trust)	440,582	429,919
Whole loan financing facilities	—	493
Mortgage-backed securities issued	1,901,442	2,069,634
Junior subordinated notes	37,380	37,380
Dividends payable on preferred stock	1,011	1,011
Dividends payable on common stock	—	908
Accrued expenses and other	15,304	19,167

	$6,467,626	$6,701,006

Minority interest	$95	$144

Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; authorized 20,000 shares, 1,876 and 1,876 shares issued and outstanding, respectively	$19	$19
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,367 and 45,397 issued and outstanding, respectively	454	454
Additional paid-in capital	572,173	572,398
Accumulated other comprehensive loss consisting of unrealized losses	(87,467)	(75,620)
Accumulated deficit	(10,769)	(12,125)
Unearned restricted stock	(1,932)	(2,027)

	$472,478	$483,099

	$6,940,199	$7,184,249

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Interest income net of amortization of premium and discount	$75,412	$66,810
Interest expense	(70,892)	(49,133)

Net interest income	4,520	17,677

Net loss on sale of loans	(5)	—

Expenses:
Compensation and benefits	(866)	(877)
Incentive compensation	—	(772)
Provision for loan losses	(188)	(297)
Other expenses	(1,143)	(1,113)

Total expenses	(2,197)	(3,059)

Income from operations before minority interest	2,318	14,618

Minority interest in net loss (income) of a subsidiary	49	(136)

Net income	$2,367	$14,482

Dividend on Series A Cumulative Preferred Stock	$(1,011)	$(868)

Net income available to common stockholders	$1,356	$13,614

Basic earnings per share available to common stockholders	$0.03	$0.29

Weighted average number of shares outstanding	45,388	46,839

Diluted earnings per share available to common stockholders	$0.03	$0.29

Weighted average number of diluted shares outstanding	45,401	46,876

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. (Loss) Agency Securities	Accum. Other Comp. Income Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2005	1,876	45,397	$19	$454	$572,398	$(85,427)	$12,949	$(3,142)	$(12,125)	$(2,027)	$—		$483,099

Issuance of common stock		8			60								60
Purchases of treasury stock											(285)		(285)
Retired treasury stock		(38)			(285)						285		—
Other comprehensive income (loss)						(14,705)	2,459	399				(11,847)	(11,847)
Net income									2,367			2,367	2,367

Total comprehensive income												$(9,480)

Amortization of restricted stock										95			95
Dividends declared—$0.539063 per preferred share									(1,011)				(1,011)

Balance, March 31, 2006	1,876	45,367	$19	$454	$572,173	$(100,132)	$15,408	$(2,743)	$(10,769)	$(1,932)	$—		$472,478

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	March 31,
	2006	2005
Operating Activities:
Net income	$2,367	$14,482
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Anworth)	6,771	9,150
Amortization of premium and discounts (Belvedere Trust)	4,591	3,184
Loss on sale of loans	5	—
Provision for loan losses	188	297
Adjustment for minority interest in net (loss) income	(49)	136
Amortization of restricted stock	95	20
Changes in assets and liabilities:
(Increase) decrease in interest receivable	97	(2,842)
(Increase) decrease in prepaid expenses and other	449	(7,762)
Decrease in restricted cash	206	—
(Decrease) increase in accrued interest payable	(7,677)	4,993
Increase (decrease) in accrued expenses and other	(3,864)	31,768

Net cash provided by operating activities	$3,179	53,426
Investing Activities:
Available-for-sale agency securities:
Purchases	$(280,758)	$(589,848)
Principal payments	341,046	364,677
Available-for-sale other mortgage-backed securities:
Purchases	(93,606)	—
Principal payments	4,182	3,916
Residential real estate loans:
Purchases	—	(365,565)
Proceeds from sales	508	—
Principal payments	11	1,217
ARM loan collateralizing mortgage-backed securities issued:
Principal payments	241,480	113,959

Net cash provided by (used in) investing activities	$212,863	$(471,644)
Financing Activities:
Borrowings from repurchase agreements	$6,110,632	$5,115,218
Repayments on repurchase agreements	(6,162,879)	(4,939,901)
Borrowings on whole loan financing facilities	—	351,109
Repayments on whole loan financing facilities	(493)	(895,659)
Borrowings on mortgage-backed securities issued	52,946	851,493
Repayments on mortgage-backed securities issued	(221,138)	(86,906)
Proceeds from junior subordinated notes issued, net	—	35,160
Proceeds from preferred stock issued, net	—	16,134
Proceeds from common stock issued, net	61	6,409
Minority investments	—	—
Preferred Stock dividends paid	(1,011)	(369)
Common Stock dividends paid	(908)	(12,554)
Treasury stock	(285)	—

Net cash (used in) provided by financing activities	$(223,075)	$440,134

Net (decrease) increase in cash and cash equivalents	$(7,033)	$21,916
Cash and cash equivalents at beginning of period	8,248	3,042

Cash and cash equivalents at end of period	$1,215	$24,958

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$77,648	$43,770
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	285	—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2006	2005
Net income	$2,367	$14,482

Available-for-sale agency securities, fair value adjustment	(14,705)	(22,589)
Other mortgage-backed securities, fair value adjustment	399	(87)
Unrealized gains on cash flow hedges	1,448	5,817
Reclassification adjustment for interest expense included in net income	1,011	900

	(11,847)	(15,959)

Comprehensive loss	$(9,480)	$(1,477)

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997. We commenced our operations of purchasing and managing an investment portfolio of primarily adjustable-rate agency mortgage-backed securities, or agency MBS, on March 17, 1998, upon completion of the initial public offering, or IPO, of our common stock. We seek attractive long-term investment returns primarily by investing our equity capital and borrowed funds in mortgage-backed securities. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire, own and securitize mortgage loans and other mortgage-related assets with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management Company, LLC, or BT Management, a company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of March 31, 2006, Belvedere Trust’s assets comprised approximately 35% of our overall assets. Through March 31, 2006, we have made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission, or SEC, for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, we and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred.

The results of our operations are affected by various factors, many of which are beyond our control, including changes in interest rates, the slope of the yield curve, supply and demand for mortgage assets, borrowing costs and prepayments speeds on our mortgage-related asset portfolio.

Increases in the target federal funds rate have caused the cost of our liabilities to increase at a greater rate than the yield on its assets. As a result, this has negatively impacted our net interest income and we have been experiencing a period of reduced earnings.

During the past year, increases in the target federal funds rate have caused a flattening of the yield curve. A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of adjustable-rate mortgage, or ARM, products. A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates.

A flat or inverted yield curve may be an adverse environment for ARM product volume, as there may be little incentive for borrowers to choose an ARM product over a longer-term fixed-rate loan. If the supply of ARM product decreases, yields may decline due to market forces. Additionally, a flat or inverted yield curve may negatively impact the pricing of our securities. According to generally accepted accounting principles, or GAAP, if the values of our securities decrease, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To potentially offset the negative impact of the rising interest rates and inverted yield curve on earnings and book value, we have different alternatives with which to employ our funds including investing in new agency MBS and other MBS at yields that are currently higher than the cost of our borrowings; paying down our borrowings to reduce the related costs; and repurchasing our common stock when the market price is below our book value to increase the book value per common share.

Although we believe that these alternatives may positively impact earnings and book value, we have no control over the changes in interest rates and the slope of the yield curve and, therefore, there can be no assurance that these strategies will produce the desired positive effects.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, the Chairman and Chief Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements in included in our annual report on Form 10-K for the year ended December 31, 2005.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections, and purchasing mortgage related assets at a premium and at a discount.

Other mortgage-backed securities, or other MBS, at fair value include securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $185 million. This amount includes approximately $29 million in securities that were retained from our first securitization during the first quarter of 2004 consisting of $20 million in securities rated AAA, $7 million in other investment grade securities and $2 million in non-investment grade securities. The remaining balance of approximately $156 million were securities that were purchased from major issuers and consist of $125 million in investment grade securities and $31 million in non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.89 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of March 31, 2006, we have not sold the first loss securities from our securitizations to third parties.

We classify our investments as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency and non-agency securities as “available-for-sale.” All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in other comprehensive income or loss as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from accumulated other comprehensive income to current operations.

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for actual prepayment activity.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at March 31, 2006, aggregated by investment category and length of time:

	Less than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	59	$1,436,501	$(21,243)	505	$2,906,136	$(79,070)	564	$4,342,637	$(100,313)
Other mortgage-backed securities	13	$48,809	$(2,832)	8	$41,332	$(1,351)	21	$90,141	$(4,183)

We do not consider those federal agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investment in federal agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

We also do not consider the other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2006.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While these mortgage loans are generally acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance adjusted for unamortized premiums or discounts. Interest income is accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts are amortized into current operations using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae, or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution, and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of mortgage-backed securities is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FASB Interpretation No. 46, or FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in Note 4 to the consolidated financial statements.

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

Credit Risk

At March 31, 2006, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate agency MBS by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective enterprises but are not guaranteed by the U.S. government. At March 31, 2006, because of the guarantee of these government-sponsored enterprises, all of these MBS have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale investment securities, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change. At March 31, 2006, we had no agency MBS and other MBS on which an impairment charge had been taken.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At March 31, 2006, 42% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 39% of Belvedere Trust’s loans allowed for negative amortization.

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

In the aftermath of Hurricane Katrina, the Federal Emergency Management Agency (FEMA) issued a list of zip codes affected by this hurricane. At March 31, 2006, Belvedere Trust had 199 loans totaling $59.7 million in these zip codes. Of these loans, six loans for $2.2 million were 30 days delinquent; one loan for $0.3 million was 60 days delinquent; and four loans for $0.8 million were 90+ days delinquent. FEMA provides public or individual assistance programs in the specified zip codes. Public assistance includes assistance to affected counties and municipalities. In zip codes designated for individual assistance, homeowners may be eligible for direct assistance. Generally, properties located in zip codes qualifying for individual assistance are more severely affected than properties in areas qualifying for public assistance. Ten loans, totaling $2.0 million, are secured by properties in zip codes qualifying for individual assistance. None of these loans were 30 days delinquent and none of these loans were 60 days delinquent. Two of these loans, including one loan with private mortgage insurance, for $0.2 million, were 90+ days delinquent. Belvedere Trust has not set aside specific loan loss reserves for any loans in the affected areas other than the two loans which were 90+ days delinquent. At March 31, 2006, it was not determined which of the affected loans, including the delinquent loans, would be eligible for individual assistance or for any other programs that may be established by the federal or state governments to support the affected areas.

Capitalization of Securitization Costs

We capitalize various costs incurred in connection with a securitization transaction. These costs are amortized into current operations over the expected lives of the securities using the proportional method, based on the effects of actual prepayments.

Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, and to comply with the provisions of the United States Internal Revenue Code of 1986, or the Code, with respect thereto. Accordingly, we will not be subject to Federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

BT Finance and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of March 31, 2006, the amount of our assets attributable to our taxable REIT subsidiaries was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2005 annual report on Form 10-K on page 11.

Stock-Based Compensation

On December 16, 2004, the FASB issued the final statement on “Accounting for Share-Based Payments” (FASB 123(R)) to be effective for certain public entities as of the first interim reporting period that begins after June 15, 2005. On April 14, 2005, the SEC amended the implementation date to the interim reporting period for the first quarter of 2006. This statement replaces FASB 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion 25, “Accounting for Stock Issued to Employees.” Instead of disclosing the effect of stock options in a footnote to the financial statements, this statement requires that compensation cost relating to share-based payment transactions be recognized in the financial statements and that the compensation cost will be measured on the fair value of the equity or liability instruments issued at the date of the grant. On October 18, 2005, the FASB issued staff position “FAS 123(R)-2” to provide guidelines on the definition and criteria of grant date. FAS 123(R)-2 provides that a mutual understanding of the key terms and conditions of an award to an individual employee shall be presumed to exist at the date the award is approved in accordance with the relevant corporate governance requirements if both of the following conditions are met: (i) the award is a unilateral grant and, therefore, the recipient does not have the ability to negotiate the key terms and conditions of the award with the employer and (ii) the key terms and conditions of the award are expected to be communicated to an individual recipient within a relatively short time period from the date of approval. Prior to the effective date of FASB 123(R), we elected to provide the disclosures set forth in SFAS 123, as amended by FASB 148.

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. We intend to utilize restricted stock grants more than stock option grants in employee compensation (see Note 11).

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Average Shares	Earnings Per Share
For the three months ended March 31, 2006
Basic EPS	$1,356	45,388	$0.03
Effective of dilutive securities: Stock options	—	13	—

Diluted EPS	$1,356	45,401	$0.03

For the three months ended March 31, 2005
Basic EPS	$13,614	46,839	$0.29
Effective of dilutive securities: Stock options	—	37	—

Diluted EPS	$13,614	46,876	$0.29

Accumulated Other Comprehensive Income (Loss)

FASB Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities defined as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for hedge accounting under FASB 133.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On March 17, 2006, the FASB issued “Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets,” (FAS 156). This is an amendment to FAS No. 140. This new statement addresses the recognition and measurement of separately recognized servicing assets and liabilities, requires such assets or liabilities to be initially measured at fair value, and allows the use of either the amortization method or fair value method for subsequent measurement. The statement is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. We do not believe that this statement will have a material impact on our consolidated financial statements.

On April 13, 2006, the FASB issued staff position No. FIN 46(R)-6, “Determining the Variability to be Considered in Applying FIN 46(R).” This staff position provides guidance on FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), specifically how to determine the variability to consider when applying FIN 46(R). This determination may affect (a) whether the entity is a variable interest entity (“VIE”), (b) which interests are variable interests in the entity, (c) which party is the primary beneficiary of the VIE, and (d) the calculation of expected losses and residual returns of the entity. The variability to be considered in applying FIN 46(R) shall be based on an analysis of the design of the entity by: (1) analyzing the nature of the risks in the entity, and (2) determining the purpose for which the entity was created and determining the variability (created by the risks identified in step 1) the entity is designed to create and pass along to its interest holders. An

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise shall apply the guidance in this staff position prospectively to all entities (including newly created entities) with which that enterprise first becomes involved and to all entities previously required to be analyzed under FIN 46(R) when a reconsideration event has occurred pursuant to paragraph 7 of FIN 46(R) beginning the first day of the first reporting period beginning after June 15, 2006. The Company does not yet know the effect that this position will have on its consolidated financial statements as it applies to newly created entities with which it would become involved or what the nature of any reconsideration event would be for previously existing VIEs. The Company does not believe that this staff position will have a material impact on its consolidated financial statements for all VIEs in their currently existing format and organization.

NOTE 2. SECURITIES

The following tables summarize our mortgage-backed securities classified as available-for-sale as of March 31, 2006 and December 31, 2005, which are carried at their fair value (amounts in thousands):

March 31, 2006

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$77,595	$1,462,689	$2,978,156	$4,518,440
Paydowns receivable	—	24,611	—	24,611
Unrealized gains	—	56	125	181
Unrealized losses	(1,670)	(32,730)	(65,913)	(100,313)

Fair value	$75,925	$1,454,626	$2,912,368	$4,442,919

Other MBS
Amortized cost	$188,149
Unrealized gains	1,440
Unrealized losses	(4,183)

Fair value	$185,406

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$85,207	$1,466,197	$3,027,727	$4,579,131
Paydowns receivable	—	30,979	—	30,979
Unrealized gains	—	121	366	487
Unrealized losses	(1,895)	(25,397)	(58,622)	(85,914)

Fair value	$83,312	$1,471,900	$2,969,471	$4,524,683

Other MBS
Amortized cost	$99,071
Unrealized gains	1,180
Unrealized losses	(4,322)

Fair value	$95,929

The following tables summarize our agency securities at their fair value as of March 31, 2006 and December 31, 2005 (amounts in thousands):

March 31, 2006

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,369,612	$2,682,396	$454,085	$12,347	$4,518,440
Paydowns receivable	9,707	14,904	—	—	24,611
Unrealized gains	67	55	25	34	181
Unrealized losses	(25,254)	(58,309)	(16,731)	(19)	(100,313)

Fair value	$1,354,132	$2,639,046	$437,379	$12,362	$4,442,919

December 31, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,486,817	$2,608,719	$470,632	$12,963	$4,579,131
Paydowns receivable	14,679	16,300	—	—	30,979
Unrealized gains	167	235	57	28	487
Unrealized losses	(26,247)	(48,672)	(10,974)	(21)	(85,914)

Fair value	$1,475,416	$2,576,582	$459,715	$12,970	$4,524,683

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. With the exception of the first transaction in February 2004, all of the other transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the three months ended March 31, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the three months ended March 31, 2006, Belvedere Trust sold securities retained from prior securitizations with a current face value of $53 million. These sales are accounted for as financings.

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

For the one securitization transaction accounted for as a sale during 2004, we transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market valuation based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at March 31, 2006, of all the securities from this transaction, was $112 million; the amount of assets derecognized was $83 million and the amount recognized as our retained securities was $29 million. As of March 31, 2006, the delinquent amount of all the principal balances from this transaction was $2 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at March 31, 2006 and December 31, 2005:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	March 31, 2006	December 31, 2005
-2.0%	1.4%	3.1%
-1.0%	1.0%	1.6%
—	—	—
1.0%	-1.5%	-1.5%
2.0%	-3.5%	-3.3%

In accordance with our investment guidelines, we have the opportunity to invest in other asset classes than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring whole loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

decreases. Belvedere Trust has not securitized loans since May 25, 2005, because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what we typically will be doing for the acquisition of whole loans intended for our own securitizations. It is Belvedere’s intent to return to securitizing whole loans again under its own shelf when the price of whole loans versus the attractiveness of securitization execution makes it feasible again.

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s residential real estate loan portfolio totaled $2.25 billion at March 31, 2006. Belvedere Trust had no loans pending securitization at March 31, 2006. Included in the residential real estate loan portfolio are six loans totaling $880 thousand that have become real estate owned.

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$—	$2,209,301	$2,209,301
Principal receivable	—	11	11
Unamortized premium and expenses	—	42,121	42,121

Carrying value	$—	$2,251,433	$2,251,433

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.625% – 8.125%	2032 – 2045	$897,788	$16,062	$3,528
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.625% – 8.250%	2034 – 2035	123,956	3,397	856
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.875%	2033 – 2035	208,912	9,775	4,455
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.875% – 7.125%	2033 – 2034	2,807	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	245,728	3,773	301
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	548,931	2,505	2,420
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	164,132	1,053	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.250%	2034 – 2035	17,047	—	—

				$2,209,301	36,565	$11,560

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	32,566	$12,495

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2006 and December 31, 2005, the residential real estate loans consisted of the following (in thousands):

	March 31, 2006		December 31, 2005
Range of Carrying Amount of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	219	$17,350	235	$18,508
$100–$149	703	88,243	764	96,055
$150–$199	675	117,682	749	130,481
$200–$249	579	129,624	644	144,120
$250–$299	490	134,181	563	153,907
$300–$349	548	179,153	599	195,646
$350–$399	710	266,849	784	294,387
$400–$449	553	234,106	603	255,107
$450–$499	434	205,485	485	229,912
$500–$749	904	531,663	1,000	589,735
$750–$999	205	179,373	226	198,108
$1,000 or greater	102	125,592	117	145,427

	6,122	$2,209,301	6,769	$2,451,393

The weighted average coupon on whole loans which we have securitized was 5.73% at March 31, 2006. At December 31, 2005, the weighted average coupon on whole loans which we have securitized was 5.54%.

Geographic Concentration	March 31, 2006	December 31, 2005
Southern California	31%	31%
Northern California	22%	22%
Florida	7%	7%
Virginia	4%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	2%	3%
Other states (none greater than 2%)	25%	24%

Total:	100%	100%

Belvedere Trust’s residential real estate loan portfolio was $2.25 billion as of March 31, 2006. Belvedere Trust had no loans pending securitization at March 31, 2006. The securitized residential real estate loans serve as collateral for $1.9 billion of mortgage-backed securities issued and $316.5 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed on page 45 under “Critical Accounting Policies.” The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.25 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the SPEs are legal assets of our company and Belvedere Trust. Of the mortgage-backed securities (including our first securitization), $1.99 billion in principal amount outstanding at March 31, 2006 have been sold to third parties and $336 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $224 million of AAA class, $23 million of AA class and $89 million of classes less than AA.

The following table represents the changes at March 31, 2006 and December 31, 2005 in our residential real estate loans:

	March 31, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$2,497,881	$2,622,321
New loan acquisitions	—	893,390
Sales (other than to consolidated securitization trusts)	(508)	(73,635)
Principal repayments	(241,491)	(930,786)
Premium amortization	(4,246)	(13,363)
Other adjustments	(203)	(46)

Balance, end of year	$2,251,433	$2,497,881

The following table represents the changes at March 31, 2006 and December 31, 2005 in our residential allowance for loan losses:

	March 31, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$1,655	$591
Additions	188	1,085
Charge-offs	(113)	(21)

Balance, end of year	$1,730	$1,655

NOTE 5. REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at March 31, 2006, our repurchase agreements had a weighted average term to maturity of 75 days and a weighted average borrowing rate of 4.42%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 154 days with a weighted average borrowing rate of 4.29%. At March 31, 2006, agency MBS with a fair value of approximately $4.21 billion have been pledged as collateral under the repurchase agreements.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

	March 31, 2006	December 31, 2005
Less than 3 months	70.6%	50.9%
3 months to less than 1 year	29.4%	49.1%

Total:	100.0%	100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At March 31, 2006, our repurchase agreements had a weighted average term to maturity of 178 days and a weighted average borrowing rate of 3.99%. At December 31, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 244 days and a weighted average borrowing rate of 3.72%.

At March 31, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

	March 31, 2006	December 31, 2005
Less than 3 months	57.6%	30.3%
3 months to less than 1 year	27.3%	50.8%
1 year to less than 2 years	8.3%	9.6%
2 years to less than 3 years	6.8%	9.3%

Total:	100.0%	100.0%

NOTE 6. MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to October 2045. At March 31, 2006, whole loans with a face value of approximately $2.2 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2005, whole loans with a face value of approximately $2.45 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At March 31, 2006, Belvedere Trust had no

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding borrowings under these facilities. At December 31, 2005, loans with a face value of approximately $499 thousand were pledged as collateral under these facilities.

The following table represents, at March 31, 2006, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$—	$—	$—	$—	$—
Mortgage-backed securities issued	$369,237	$383,333	$287,500	$215,625	$161,719

The following table represents, at December 31, 2005, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$493	$—	$—	$—	$—
Mortgage-backed securities issued	$517,583	$388,187	$291,141	$218,355	$163,767

The whole loan financing facilities are short-term credit facilities with credit limits totaling $650 million. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

NOTE 7. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that it does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Agency MBS and other MBS are reflected in the consolidated financial statements at estimated fair value. Management bases its fair value estimates for agency MBS and other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents, interest receivable, repurchase agreements and payables for securities purchased are reflected in the consolidated financial statements at their costs, which approximates their fair value because of the nature of these instruments.

The following table of the estimated fair value of financial instruments at March 31, 2006 is made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2006 (in thousands)		December 31, 2005 (in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$—	$—	$613	$613
Residential real estate loans securitized	$2,251,433	$2,226,925	$2,497,268	$2,473,438
Mortgage-backed securities issued	$1,901,442	$1,885,795	$2,069,634	$2,051,837

These fair value estimates at March 31, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at March 31, 2006.

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

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended March 31, 2006, we issued approximately 8,000 shares of common stock under the plan, resulting in proceeds to us of approximately $61 thousand.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2004, we filed a shelf registration statement on Form S-3 with the SEC for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of March 31, 2006, $251 million of our securities remained available for issuance under the registration statement.

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative preferred stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004. Sales of the shares of our Series A Cumulative Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three months ended March 31, 2006, we did not sell any shares of Series A Cumulative Preferred Stock under the controlled equity offering program.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred.

On May 17, 2005, we announced that our board of directors had authorized us to acquire up to 2 million shares of our common stock, or approximately 4% of our total shares of common stock outstanding. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions relating to volume, price and timing. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules. Through the quarter ended September 30, 2005, we had purchased a total of 1,861,010 shares at an average price of $8.69 per share under this program.

On October 13, 2005, we announced that our board of directors had authorized an additional share repurchase program, permitting us to acquire an incremental 3,000,000 shares of our common stock, or approximately 6% of our total shares of common stock outstanding. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price and timing. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules. Through the quarter ended December 31, 2005, we had purchased a total of 1,722,622 shares at an average price of $7.87 per share under this program.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

At December 31, 2005, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 1.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

The following table shows the repurchase transactions of our common stock during the three months ended March 31, 2006:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior quarter	1,722,622	—	1,722,622	1,277,378

Month #1 (January 1–31)	8,200	$8.17	1,730,822	1,269,178
Month #2 (February 1–28)	—	—	—	1,269,178
Month #3 (March 1–31)	29,300	7.40	1,760,122	1,239,878

Total shares purchased this quarter:	37,500	$7.57		1,239,878

Through March 31, 2006, we had repurchased under both programs 3,621,132 shares at an average cost of $8.32 per share.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, eligible employees have the opportunity to earn incentive compensation for each fiscal quarter. The total aggregate amount of compensation that may be earned by all employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the Ten-Year U.S. Treasury Rate plus 1%, or the Threshold Return.

The 2002 Incentive Plan contains a “high water mark” provision requiring that in any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn the Threshold Return, we will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of our executives pursuant to the terms of their employment agreements. During the three months ended March 31, 2006 and 2005, eligible employees under the 2002 Incentive Plan earned $0 and $0.6 million, respectively, in incentive compensation. At March 31, 2006, there was a negative incentive compensation accrual carried forward of $1.3 million.

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

These employment agreements also have the following provisions:

•	the three executives are entitled to participate in our 2002 Incentive Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the plan; and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or payable to all employees under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that would be payable, under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002; and

•	the three executives are each subject to a one-year non-competition provision following termination of their employment.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2006, the value of the 42,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay at a rate equal to PIA’s obligation, currently $48.12 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2006, we paid $66 thousand in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income. During the three months ended March 31, 2005, we paid $64 thousand in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2006	2007	2008	2009	2010	Thereafter	Total Commitment
Commitment	$202,450	$276,669	$284,965	$293,515	$302,332	$469,426	$1,829,357

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $69 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2006. During the three months ended March 31, 2005, we paid fees of $64 thousand to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans and other mortgage-related assets with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans, securitizes a substantial amount of these mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities it retains are purchased by one of our qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, at March 31, 2006, Belvedere Trust’s assets comprised 35% of our overall assets. As of March 31, 2006, we had made an investment of approximately $100 million in Belvedere Trust to capitalize its mortgage operations.

On November 3, 2003, we also formed BT Management, a limited liability company that is owned 50% by us, 27.5% by Claus Lund, the Chief Executive Officer of Belvedere Trust, 17.5% by Russell J. Thompson, the

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three months ended March 31, 2006 and 2005, Belvedere Trust paid BT Management incentive compensation of $0 and $491 thousand, respectively. At March 31, 2006, there was a negative compensation accrual carried forward of $0.6 million.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the 2004 Equity Plan which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Plan authorized the grant of stock options and other stock-based awards, as of March 31, 2006, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The 2004 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of March 31, 2006, 1,426,024 shares remained available for future issuance under the 2004 Equity Plan through any combination of stock options or other awards. The 2004 Equity Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the 2004 Equity Plan.

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. In the future, we intend to utilize restricted stock grants more than stock option grants in employee compensation (see Note 11).

In December 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under our 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. For the three months ended March 31, 2006, we have expensed $75 thousand relating to this restricted stock grant.

NOTE 12. HEDGING INSTRUMENTS

At December 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity of 2.3 years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2006, there was an increase in unrealized gains of $2.5 million from $12.9 million at December 31, 2005 to $15.4 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $1.5 million and a reclassification adjustment for interest expense included in net income of $1.0 million) and shown as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $15.4 million.

For the three months ended March 31, 2006, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 3.2 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

For the three months ended March 31, 2006 and 2005, there were no Eurodollar futures transactions.

As of March 31, 2006, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short term, there may be either gain or loss recognized into earnings but we can not anticipate the amount that would be recognized within the next twelve months at this time.

As of March 31, 2006, Belvedere Trust had no forward loan purchase commitments.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a)    Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in “Note 10.”

(b)    We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2006	2007	2008	2009	Total Commitment
Commitment Amount	$48,405	$64,540	$37,648	$—	$150,593

(c)    Loan Purchase Commitments—As of March 31, 2006, Belvedere Trust had no commitments to purchase mortgage loans.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d)    Securities Purchase Commitments—As of March 31, 2006, Belvedere Trust had commitments to acquire mortgage-backed securities with a face value of $4.8 million. These securities purchases were settled on April 4, 2006.

NOTE 14. OTHER EXPENSE

	Three Months Ended March 31,
	2006	2005
	(in thousands)
Legal and accounting fees	$241	$254
Fees related to holding loans and subservicing	112	182
Printing and stockholder communications	16	38
D&O insurance	101	84
Software and implementation	81	85
Administrative service fees	69	58
Rent	82	75
Stock exchange and filing fees	29	59
Custodian fees	35	32
Sarbanes-Oxley consulting fees	143	79
Board of directors fees and expenses	65	30
Other	169	137

Total of other expense:	$1,143	$1,113

NOTE 15. SUBSEQUENT EVENTS

At March 31, 2006, Belvedere Trust had commitments to acquire mortgage-backed securities with a face value of $4.8 million. These securities purchases were settled on April 4, 2006.

On April 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on May 17, 2006 to our common stockholders of record as of the close of business on April 28, 2006.

On April 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on July 17, 2006 to our preferred stockholders of record as of the close of business on June 30, 2006.

Belvedere Trust is in the process of re-negotiating the terms of a whole loan financing agreement, which expired March 31, 2006, with one of its lenders. As the agreement has expired, $1 million in restricted cash was released to Belvedere Trust on May 2, 2005.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC including our annual report on Form 10-K for the year ended December 31, 2005, and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

As used in this Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

General

We were formed in October 1997 to invest primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. We commenced operations on March 17, 1998 upon the closing of our IPO. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of March 31, 2006, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, to acquire, own and securitize mortgage loans with a focus on the high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage markets. Belvedere Trust acquires mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts. Since its formation, Belvedere Trust has become an increasingly important part of our overall operations and, as of December 31, 2005, Belvedere Trust’s assets comprised 35% of our overall assets. Through March 31, 2006, we had made an investment of approximately $100 million in Belvedere Trust to capitalize its mortgage operations.

Belvedere Trust is externally managed by BT Management. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. Belvedere Trust filed amendments to the registration statement with the SEC on June 17, 2005, July 13, 2005, August 10, 2005 and September 13, 2005. We do not intend to sell any of our shares of Belvedere Trust’s common stock in the IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to current market conditions. It is still our and Belvedere Trust’s intent to pursue an IPO when market conditions improve. As a result of the delay in their IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred.

At March 31, 2006, we had total assets of $6.94 billion. Our portfolio consisted of $4.44 billion of agency MBS distributed as follows: 31% agency adjustable-rate mortgage-backed securities, 59% agency hybrid adjustable-rate mortgage-backed securities, 10% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency MBS held at March 31, 2006 were approximately $185 million. Belvedere Trust had no mortgage loans held for securitization at March 31, 2006. Securitized mortgage loans were $2.25 billion. As of March 31, 2006, Belvedere Trust’s assets comprised 35% of our overall assets, or approximately $2.46 billion in mortgage-related assets. Our total equity at March 31, 2006 was $472.5 million. Common stockholders’ equity was approximately $425.6 million, or $9.38 per share. For the three months ended March 31, 2006, we reported net income of $2.4 million. Our net income available to common stockholders was $1.4 million, or $0.03 per diluted share.

Results of Operations

Three Months Ended March 31, 2006 Compared to March 31, 2005

For the three months ended March 31, 2006, our net income was $2.4 million. Our net income available to common stockholders was $1.4 million, or $0.03 per diluted share, based on an average of 45.4 million shares outstanding. For the three months ended March 31, 2005, our net income was $14.5 million and our net income available to common stockholders was $13.6 million, or $0.29 per diluted share, based on an average of 46.9 million shares outstanding.

Net interest income for the three months ended March 31, 2006 totaled $4.5 million, or 6% of total interest income, compared to $17.7 million, or 26% of total interest income, for the three months ended March 31, 2005. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended March 31, 2006 was $75.4 million, compared to $66.8 million for the three months ended March 31, 2005, an increase of 12.9%. Interest expense for the three months ended March 31, 2006 was $70.9 million, compared to $49.1 million for the three months ended March 31, 2005, an increase of 44.4%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

During the three months ended March 31, 2006, premium amortization expense for Anworth decreased $2.4 million, or 26.1%, from $9.2 million to $6.8 million, and for Belvedere Trust, it increased $1.4 million, or 43.8%, from $3.2 million to $4.6 million. During the three months ended March 31, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in the constant prepayment rate of its portfolio of loans and other mortgage-related assets.

The table below shows the approximate constant prepayment rate of our agency MBS:

Year	First Quarter
2006	25%
2005	27%

The table below shows the approximate constant prepayment rate on all of Belvedere Trust’s mortgage-related assets:

Year	First Quarter
2006	31%
2005	19%

Total expenses were $2.2 million for the three months ended March 31, 2006, compared to $3.1 million for the three months ended March 31, 2005. The decrease of $862 thousand in total expenses was due primarily to a decrease in incentive compensation expenses of $772 thousand, a decrease in the provision for loan losses of $109 thousand (relating to the residential real estate loans at Belvedere Trust), partially offset by a combined increase of the remaining expenses of $19 thousand.

Financial Condition

At March 31, 2006, we held agency mortgage assets whose amortized cost was approximately $4.52 billion, consisting primarily of $4.05 billion of adjustable-rate mortgage-backed securities, $12 million of floating rate CMOs and $454 million of fixed-rate mortgage-backed securities. This amount represents an approximate 1.3% decrease from the $4.58 billion held at December 31, 2005. Of the adjustable-rate agency MBS owned by us, 34% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 66% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency MBS at fair value owned at March 31, 2006 and December 31, 2005, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2006		At December 31, 2005
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,912,368	65.6%	$2,969,471	65.6%
Freddie Mac (FHLMC)	1,454,626	32.7%	1,471,900	32.5%
Ginnie Mae (GNMA)	75,925	1.7%	83,312	1.9%

Total agency mortgage-backed securities:	$4,442,919	100.0%	$4,524,683	100.0%

The following table classifies our portfolio of agency MBS owned at March 31, 2006 and December 31, 2005, by type of interest rate index (dollar amounts in thousands):

	At March 31, 2006		At December 31, 2005
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$12,465	0.3%	$13,074	0.3%
Six-month LIBOR	25,137	0.6%	31,333	0.7%
One year LIBOR	2,537,987	57.1%	2,473,909	54.7%
Six-month Certificate of Deposit	3,808	0.1%	4,365	0.1%
Six-month Constant Maturity Treasury	1,144	0.0%	1,287	0.0%
One-year Constant Maturity Treasury	1,362,062	30.7%	1,474,110	32.6%
Cost of Funds Index	62,937	1.4%	66,890	1.5%
Fixed-rate	437,379	9.8%	459,715	10.1%

Total agency mortgage-backed securities:	$4,442,919	100.0%	$4,524,683	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 4.87% at March 31, 2006. The average coupon of the adjustable-rate securities was 4.92%, the hybrid average coupon was 4.73%, the CMO floaters average coupon was 5.56% and the average coupon of the fixed-rate securities was 5.46%. At December 31, 2005, our total agency portfolio had a weighted average coupon of 4.73%. The average coupon of the adjustable-rate securities was 4.64%, the hybrid average coupon was 4.65%, the CMO floaters average coupon was 5.18% and the average coupon of the fixed-rate securities was 5.46%.

At March 31, 2006 and December 31, 2005, the unamortized net premium paid for our agency MBS was $80 million and $84 million, respectively.

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

At March 31, 2006, the average amortized cost of our agency mortgage-related assets was 101.8%, the average amortized cost of the adjustable-rate securities was 101.8% and the average amortized cost of the fixed-rate securities was 101.6%. Relative to our agency MBS portfolio, at March 31, 2006, the average interest rate on outstanding repurchase agreements was 4.42% and the average days to maturity was 75 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.29% and the weighted average term to next rate adjustment was 154 days.

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

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the consolidated financial statements at their amortized cost. At March 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$—	$2,209,301	$2,209,301
Principal receivable	—	11	11
Unamortized premium and expenses	—	42,121	42,121

Carrying value	$—	$2,251,433	$2,251,433

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At March 31, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.625% – 8.125%	2032 – 2045	$897,788	$16,062	$3,528
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.625% – 8.250%	2034 – 2035	123,956	3,397	856
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.875%	2033 – 2035	208,912	9,775	4,455
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.875% – 7.125%	2033 – 2034	2,807	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	245,728	3,773	301
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	548,931	2,505	2,420
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	164,132	1,053	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.250%	2034 – 2035	17,047	—	—

				$2,209,301	$36,565	$11,560

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	32,566	$12,495

At March 31, 2006 and December 31, 2005, the residential real estate loans consisted of the following (in thousands):

	March 31, 2006		December 31, 2005
Range of Carrying Amount of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	219	$17,350	235	$18,508
$100–$149	703	88,243	764	96,055
$150–$199	675	117,682	749	130,481
$200–$249	579	129,624	644	144,120
$250–$299	490	134,181	563	153,907
$300–$349	548	179,153	599	195,646
$350–$399	710	266,849	784	294,387
$400–$449	553	234,106	603	255,107
$450–$499	434	205,485	485	229,912
$500–$749	904	531,663	1,000	589,735
$750–$999	205	179,373	226	198,108
$1,000 or greater	102	125,592	117	145,427

	6,122	$2,209,301	6,769	$2,451,393

The weighted average coupon on whole loans which we have securitized was 5.73% at March 31, 2006. At December 31, 2005, the weighted average coupon on whole loans which we have securitized was 5.54%.

Geographic Concentration	March 31, 2006	December 31, 2005
Southern California	31%	31%
Northern California	22%	22%
Florida	7%	7%
Virginia	4%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	2%	3%
Other states (none greater than 2%)	25%	24%

Total:	100%	100%

Belvedere Trust’s residential real estate loan portfolio of $2.25 billion as of March 31, 2006. Belvedere Trust had no loans pending securitization at March 31, 2006. The securitized residential real estate loans serve as collateral for $1.9 billion of mortgage-backed securities issued and $316.5 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed on page 45 under “Critical Accounting Policies.” The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2.25 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the mortgage-backed securities (including our first securitization), $1.99 billion in principal amount outstanding at March 31, 2006 have been sold to third parties and $336 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $224 million of AAA class, $23 million of AA class and $89 million of classes less than AA.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2005, we were a counter-party to swap agreements, which are derivative instruments as defined in FASB 133 and FASB 138, with an aggregate notional amount of $400 million and an average maturity of 2.3 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2006, there were unrealized gains of approximately $15.4 million on our swap agreements.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is typically a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. We do not designate the Eurodollar futures for hedge accounting. Once the financing rates on the securitization are fixed, we remove the hedge positions. We recognize the change in value of the projected cash flows on loans that we have purchased and loans that we have committed to purchase as well as the change in value of the Eurodollar futures transactions. The difference between these changes in value is included in income during the current period. For the three months ended March 31, 2006, there were no recognized gains or recognized losses incurred on Eurodollar futures transactions. As of March 31, 2006, Belvedere Trust did not have any outstanding Eurodollar futures positions.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.0 billion at March 31, 2006 and Belvedere Trust’s repurchase agreements, which totaled $440.6 million at March 31, 2006. Our other significant source of funds for the three months ended March 31, 2006 consisted of payments of principal from our agency mortgage securities portfolio in the amount of $341 million and $241 million from our residential real estate loans.

Relative to our agency MBS portfolio, as of March 31, 2006, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one to twenty-four months. Belvedere Trust enters into its own repurchase agreements. As of March 31, 2006, other than three repurchase agreements that reprice monthly subject to a cap and five repurchase agreements that reset monthly based on one-month LIBOR, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 22 days to 36 months. On March 31, 2006, we had borrowing arrangements with 21 different financial institutions and had borrowed funds under repurchase agreements with 13 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2006.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three months ended March 31, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts. These transactions (except for the first transaction which is more fully described in “Note 3” to the accompanying consolidated financial statements) utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our mortgage-backed securities portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the three months ended March 31, 2006, we had raised approximately $61 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended March 31, 2006, we did not issue any shares of Series A Preferred Stock.

At March 31, 2006, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $650 million in financing secured by single-family mortgage loans. At March 31, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

At March 31, 2006, Belvedere Trust had commitments to acquire mortgage-backed securities with a face value of $4.8 million. These securities purchases were settled on April 4, 2006.

During the three months ended March 31, 2006, we repurchased (as more fully described in “Note 9” to the accompanying consolidated financial statements) 37,500 shares of our common stock at an average cost of $7.60 per share. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations at March 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,036,500	$4,036,500	—	—	—
Repurchase agreements (Belvedere Trust(1))	440,582	374,182	66,400	—	—
Whole loan financing facilities	—	—	—	—	—
Mortgage-backed securities issued(2)	1,902,571	475,643	624,281	351,158	451,489
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	151	65	86	—	—

Total(4):	$6,417,184	$4,886,390	$690,767	$351,158	$488,869

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in “Note 10” to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
Mortgage-backed securities issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4):	$6,637,702	$4,966,070	$760,830	$382,122	$528,680

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in “Note 10” to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our agency MBS which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical cost. Based upon these treatments, our total equity base at March 31, 2006 was $472.5 million. Common stockholders’ equity was approximately $425.6 million, or $9.38 book value per share.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale agency securities was $100.1 million, or 2.2% of the amortized cost of agency MBS, at March 31, 2006. This, along with “Accumulative other comprehensive gain, derivatives,” of $15.4 million, and “Accumulative other comprehensive loss, other MBS,” of $2.8 million, constitute the total “Accumulative other comprehensive loss” of $87.5 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in “Note 1” to the accompanying consolidated financial statements. Management believes the more significant of these to be as follows:

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

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt (see Note 6 to the accompanying consolidated financial statements) until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Premiums or discounts are amortized into current operations using the effective interest yield method, as adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91.

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

Subsequent Events

At March 31, 2006, Belvedere Trust had commitments to acquire mortgage-backed securities with a face value of $4.8 million. These securities purchases were settled on April 4, 2006.

On April 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on May 17, 2006 to our common stockholders of record as of the close of business on April 28, 2006.

On April 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on July 17, 2006 to our preferred stockholders of record as of the close of business on June 30, 2006.

Belvedere Trust is in the process of re-negotiating the terms of a whole loan financing agreement, which expired March 31, 2006, with one of its lenders. As the agreement has expired, $1 million in restricted cash was released to Belvedere Trust on May 2, 2005.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2006, our agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Investments
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$437,379	9.8%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	416,259	9.4%	2,850,200	70.6%
Greater than 3 months and less than 1 year	950,235	21.4%	1,186,300	29.4%
Greater than 1 year and less than 2 years	1,024,577	23.1%	—	—
Greater than 2 years and less than 3 years	977,149	22.0%	—	—
Greater than 3 years and less than 5 years	637,320	14.3%	—	—

Total:	$4,442,919	100.0%	$4,036,500	100.0%

At December 31, 2005, our agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Investments
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$459,715	10.2%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	459,456	10.1%	2,087,310	50.9%
Greater than 3 months and less than 1 year	1,028,930	22.7%	2,012,100	49.1%
Greater than 1 year and less than 2 years	998,882	22.1%	—	—
Greater than 2 years and less than 3 years	941,552	20.8%	—	—
Greater than 3 years and less than 5 years	636,148	14.1%	—	—

Total:	$4,524,683	100.0%	$4,099,410	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2006, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 21 months, while our borrowings had a weighted average term to next rate adjustment of 75 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 154 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At March 31, 2006, we had unrestricted cash of $1.2 million, $230 million in unpledged agency MBS and $4.2 million in unpledged other MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at March 31, 2006, and includes all of our interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements.

Changes in Projected Net Interest Income equals the change that would occur in the calculated Projected Net Interest Income for the next twelve months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twelve months.

Changes in Projected Portfolio Value equals the change in value of our assets that we carry at fair value rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. We acquire interest rate-sensitive assets and fund them with interest rate-sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	-7%	1.0%
–1.0%	140%	1.0%
0%	—	—
1.0%	-225%	-1.7%
2.0%	-420%	-3.8%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 20% increase in the prepayment rate of our agency mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at March 31, 2006. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At March 31, 2006, the aggregate notional amount of the interest rate swap agreements was $400 million and the average maturity was 2.3 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value, compared to the base case used in the table above (excluding Belvedere Trust’s operations), and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	-5%	1.4%
–1.0%	112%	1.1%
0%	—	—
1.0%	-312%	-1.8%
2.0%	-537%	-4.1%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at March 31, 2006. Changes in Projected Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	266.9%	-0.3%
–1.0%	142.5%	0.1%
0%	—	—
1.0%	-146.7%	-0.2%
2.0%	-237.2%	0.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 26.0% to 28.2% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at March 31, 2006. Actual results could differ significantly from those estimated in the table.

General

Many assumptions are made to present the information in the above tables, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us and Belvedere Trust. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions, including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest-rate sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

Item 1A. RISK FACTORS.

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

Relative to our investment grade agency MBS, we generally borrow on a short-term basis between eight to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors, including a decline in the market value of our mortgage-backed securities or a default of a mortgage-related asset:

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

Lloyd McAdams, Joseph E. McAdams, Thad M. Brown, Bistra Pashamova and other of our officers and employees are officers and employees of PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams and Heather U. Baines is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $4.2 billion in mortgage-backed securities and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of mortgage-backed securities and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Currently, we intend to primarily use interest rate swap agreements to manage the interest rate risk of our portfolio of agency MBS and Eurodollar futures contracts to manage the interest rate risk associated with holding loans in our whole loan financing facility before securitization; however, our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

In addition to their base salaries, some management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our 2002 Incentive Plan. Under the 2002 Incentive Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of taxable net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our taxable net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at March 31, 2006, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 21 months, while our borrowings had a weighted average term to next rate adjustment of 75 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 154 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At March 31, 2006, substantially all of our mortgage-backed securities had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At March 31, 2006, 10% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At March 31, 2006, approximately 90% of our agency MBS were adjustable-rate securities.

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

At March 31, 2006, approximately 53% of the residential mortgage loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or hurricane, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

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

At March 31, 2006, approximately 2.17% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred losses to date of $135 thousand. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.21% of the original loan balances. This analysis is based on factors related to borrower credit, such as Fair, Isaac and Company (FICO) score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than Belvedere Trust anticipates. Despite its efforts to manage credit risk, there are many aspects of credit that it cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. At March 31, 2006, 39% of Belvedere Trust’s loans allowed for negative amortization. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

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

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. Belvedere Trust has, as of March 31, 2006, fully invested all of the proceeds of our investment. New investments are made by Belvedere Trust as capital is freed up from scheduled and unscheduled principal payments of its mortgage assets. Belvedere Trust monitors its portfolio on an ongoing basis and, to the extent it is deemed appropriate, securities may be sold and other investments made. If it is unable to sell additional securities on reasonable terms or at all, or it is not able to access external sources of capital, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

To the extent that Belvedere Trust has a large number of loans in an area affected by a natural disaster, it may suffer losses.

Standard homeowner insurance policies generally do not provide coverage for natural disasters, such as hurricanes and the ensuing flooding. Furthermore, nonconforming borrowers are not likely to have special hazard insurance. To the extent that borrowers do not have insurance coverage for natural disasters, they may not be able to repair the property or may stop paying their mortgages if the property is damaged. A natural disaster that results in a significant number of delinquencies could cause increased foreclosures and decrease Belvedere

Trust’s ability to recover losses on properties affected by such disasters and could harm Belvedere Trust’s retained residual interests in securitizations and thus Belvedere Trust’s financial condition and results of operations.

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

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk. At March 31, 2006, by outstanding principal balances, approximately 1.62% of residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.16% were 60 days delinquent and approximately 0.39% were 90 days delinquent.

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

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At March 31, 2006, 42% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, its operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. At March 31, 2006, approximately 62% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 17% had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

Belvedere Trust has acquired non-investment grade securities which bear a greater risk of credit losses.

Belvedere Trust has acquired non-investment grade securities which include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.89 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

Belvedere Trust is externally managed and this may diminish or eliminate the return on our investment in this line of business.

Belvedere Trust is externally managed pursuant to a management agreement between Belvedere Trust and BT Management. Although we own 50% of BT Management, 45% is also owned by the executive officers of Belvedere Trust and 5% by Lloyd McAdams. Our ability to generate profits from our ownership of Belvedere Trust, if any, could be greatly diminished due to the fact that we will be required to pay a base management fee to BT Management and we may also be required to pay an incentive fee. An externally managed structure may not optimize our interest in Belvedere Trust and, if we are unable to properly manage fixed costs at Belvedere Trust could, when combined with the base management fee, result in losses at Belvedere Trust.

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our chief executive officer and our other four highest paid officers exceeds $1 million for any such officer for any calendar year under Section 162(m) of the Code. Since payments under our 2002 Incentive Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under the 2002 Incentive Plan to certain of our officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our mortgage-backed securities at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

At March 31, 2006, Belvedere Trust had commitments to acquire mortgage-backed securities with a face value of $4.8 million. These securities purchases were settled on April 4, 2006.

On April 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on May 17, 2006 to our common stockholders of record as of the close of business on April 28, 2006.

On April 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on July 17, 2006 to our preferred stockholders of record as of the close of business on June 30, 2006.

Belvedere Trust is in the process of re-negotiating the terms of a whole loan financing agreement, which expired March 31, 2006, with one of its lenders. As the agreement has expired, $1 million in restricted cash was released to Belvedere Trust on May 2, 2005.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number		Description
3.1		Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2		Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3		Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4		Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)
3.5		Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1		Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2		Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3		Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.4		Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5		Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6		Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2		2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4		Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number		Description
10.5	*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6	*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7	*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8	*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9	*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10	*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11	*	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12	*	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13	*	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14		Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.15		Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.16		Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.17		Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.18		BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.19		Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

Exhibit Number	Description
10.20	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.21	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.22	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.23	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.24	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.25	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.26	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.27	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 9, 2006	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: May 9, 2006	/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)