Form 10-Q
period 2006-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2006-08-08
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

At August 4, 2006 the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 45,387,177 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Agency mortgage-backed securities:
Agency mortgage-backed securities pledged to counterparties at fair value	$4,401,280	$4,302,139
Agency mortgage-backed securities at fair value	166,583	222,544

	4,567,863	4,524,683
Other mortgage-backed securities:
Other mortgage-backed securities pledged to counterparties at fair value	161,076	91,153
Other mortgage-backed securities at fair value	10,050	4,776

	171,126	95,929

Residential real estate loans	2,012,512	2,497,881
Allowance for loan losses	(1,267)	(1,655)
Cash and cash equivalents	588	8,248
Restricted cash	—	1,250
Interest and dividends receivable	34,388	32,740
Derivative instruments at fair value	16,462	12,948
Prepaid expenses and other	10,714	12,225

	$6,812,386	$7,184,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$30,047	$43,084
Repurchase agreements (Anworth)	4,180,593	4,099,410
Repurchase agreements (Belvedere Trust)	362,283	429,919
Whole loan financing facilities	—	493
Mortgage-backed securities issued	1,723,749	2,069,634
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	762	—
Dividends payable on preferred stock	1,011	1,011
Dividends payable on common stock	—	908
Accrued expenses and other	16,046	19,167

	$6,351,871	$6,701,006

Minority interest	$90	$144
Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; authorized 20,000 shares, 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,379 and 45,397 issued and outstanding, respectively	454	454
Additional paid-in capital	526,886	527,020
Accumulated other comprehensive loss consisting of unrealized losses	(85,877)	(75,620)
Accumulated deficit	(24,580)	(12,125)
Unearned restricted stock	(1,855)	(2,027)

	$460,425	$483,099

	$6,812,386	$7,184,249

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest income net of amortization of premium and discount	$73,951	$71,713	$149,363	$138,523
Interest expense	(74,893)	(60,529)	(145,785)	(109,661)

Net interest income (loss)	(942)	11,184	3,578	28,862

Loss on sale of agency MBS	(10,207)	—	(10,207)	—
Gain on sale of other MBS	1,162	—	1,162	—
Loss on sale of loans	—	—	(5)	—
Expenses:
Compensation and benefits	(796)	(894)	(1,662)	(1,772)
Incentive compensation	—	(87)	—	(851)
Provision for loan losses	(50)	(273)	(238)	(570)
Other expenses	(1,064)	(970)	(2,207)	(2,091)

Total expenses	(1,910)	(2,224)	(4,107)	(5,284)

(Loss) income from operations before minority interest	(11,897)	8,960	(9,579)	23,578

Minority interest in net loss (income) of a subsidiary	5	(105)	54	(241)

Net (loss) income	$(11,892)	$8,855	$(9,525)	$23,337

Dividend on Series A Cumulative Preferred Stock	$(1,011)	$(1,011)	$(2,022)	$(1,879)

Net (loss) income available to common stockholders	$(12,903)	$7,844	$(11,547)	$21,458

Basic (loss) earnings per share	$(0.28)	$0.16	$(0.25)	$0.45

Weighted average number of shares outstanding	45,372	47,637	45,380	47,240

Diluted (loss) earnings per share	$(0.28)	$0.16	$(0.25)	$0.45

Weighted average number of diluted shares outstanding	45,372	47,668	45,380	47,274

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Retained Earnings (Deficit)	Unearned Restricted Stock	Treasury Stock at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2005	1,876	45,397	$45,397	$454	$527,020	$(85,427)	$12,949	$(3,142)	$(12,125)	$(2,027)	$—		$483,099

Issuance of common stock		8			60								60
Purchases of treasury stock											(285)		(285)
Retired treasury stock		(38)			(285)						285		0
Other comprehensive income (loss)						(14,705)	2,459	399				(11,847)	(11,847)
Net income									2,367			2,367	2,367

Total comprehensive loss												$(9,480)

Amortization of restricted stock										95			95
Dividends declared—$0.539063 per preferred share									(1,011)				(1,011)

Balance, March 31, 2006	1,876	45,367	45,397	454	526,795	(100,132)	15,408	(2,743)	(10,769)	(1,932)	—		472,478

Issuance of common stock		12			91								91
Other comprehensive income (loss)						(99)	294	1,395				1,590	1,590
Net loss									(11,892)			(11,892)	(11,892)

Total comprehensive loss												$(10,302)

Amortization of restricted stock										77			77
Dividends declared—$0.539063 per preferred share									(1,011)				(1,011)
Dividends declared—$0.02 per common share									(908)				(908)

Balance, June 30, 2006	1,876	45,379	$45,397	$454	$526,886	$(100,231)	$15,702	$(1,348)	$(24,580)	$(1,855)	$—		$460,425

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating Activities:
Net (loss) income	$(11,892)	$8,855	$(9,525)	$23,337
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Anworth)	7,583	10,610	14,354	19,760
Amortization of premium and discounts (Belvedere Trust)	5,011	4,349	9,602	7,533
Loss on sale of agency MBS	10,207	—	10,207	—
Gain on sale of other MBS	(1,162)	—	(1,162)	—
Loss on sale of loans	—	—	5	—
Provision for loan losses	50	273	238	570
Adjustment for minority interest in net income (loss)	(5)	105	(54)	241
Amortization of restricted stock	77	20	172	40
Changes in assets and liabilities:
(Increase) in interest receivable	(1,744)	(2,741)	(1,648)	(5,583)
Decrease (increase) in prepaid expenses and other	1,152	1,821	1,601	(5,941)
Decrease (increase) in restricted cash	1,044	—	1,250	—
(Decrease) increase in accrued interest payable	(5,360)	6,466	(13,037)	11,459
Increase (decrease) in accrued expenses and other	742	(31,043)	(3,122)	725

Net cash provided by (used in) operating activities	$5,703	$(1,285)	$8,881	$52,141

Investing Activities:
Available-for-sale agency MBS:
Purchases	$(915,152)	$(404,317)	$(1,195,910)	$(994,165)
Principal payments	379,262	431,925	720,308	796,603
Proceeds from sales	393,057	—	393,057	—
Available-for-sale other mortgage-backed securities:
Purchases	(40,170)	(13,826)	(133,776)	(13,826)
Principal payments	4,238	2,014	8,420	5,930
Proceeds from sales	51,816	—	51,816	—
Residential real estate loans:
Purchases		(485,340)		(850,905)
Proceeds from sales		—	508	—
Principal payments		2,328	11	3,544
ARM loans collateralizing mortgage-backed securities issued:
Principal payments	234,346	235,307	475,826	349,267

Net cash provided by (used in) investing activities	$107,397	$(231,909)	$320,260	$(703,552)

Financing Activities:
Borrowings from repurchase agreements	$9,210,402	$4,603,007	$15,321,034	$9,718,225
Repayments on repurchase agreements	(9,144,609)	(4,684,336)	(15,307,487)	(9,624,237)
Borrowings on whole loan financing facilities	—	463,794	—	814,903
Repayments on whole loan financing facilities	—	(443,188)	(493)	(1,338,847)
Borrowings on mortgage-backed securities issued	40,853	471,133	93,799	1,322,626
Repayments on mortgage-backed securities issued	(218,545)	(198,094)	(439,683)	(285,000)
Proceeds from junior subordinated notes issued, net	—	—	—	35,160
Proceeds from preferred stock issued, net	—	2,828	—	18,962
Proceeds from common stock issued, net	90	8,025	151	14,434
Preferred stock dividends paid	(1,011)	(868)	(2,022)	(1,238)
Common stock dividends paid	(907)	(12,792)	(1,815)	(25,346)
Treasury stock purchased	—	—	(285)	—
Minority profit distributions	—	(223)	—	(223)

Net cash (used in) provided by financing activities	$(113,727)	$209,286	$(336,801)	$649,419

Net decrease in cash and cash equivalents	$(627)	$(23,908)	$(7,660)	$(1,992)
Cash and cash equivalents at beginning of period	1,215	24,958	8,248	3,042

Cash and cash equivalents at end of period	$588	$1,050	$588	$1,050

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$79,196	$53,196	$156,844	$96,965
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$—	$385	$—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net (loss) income	$(11,892)	$8,855	$(9,525)	$23,337

Available-for-sale agency MBS, fair value adjustment	(99)	15,589	(14,804)	(7,000)
Other mortgage-backed securities, fair value adjustment	1,395	595	1,794	508
Unrealized gains (losses) on cash flow hedges	1,731	(4,587)	5,201	1,230
Reclassification adjustment for interest (income) expense included in net (loss) income	(1,437)	347	(2,448)	1,247

	1,590	11,944	(10,257)	(4,015)

Comprehensive (loss) income	$(10,302)	$20,799	$(19,782)	$19,322

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

On November 3, 2003, we formed Belvedere Trust Mortgage Corporation, or Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust is externally managed by BT Management Company, LLC, or BT Management, a company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of June 30, 2006, Belvedere Trust’s assets comprised approximately 32% of our overall assets. Through June 30, 2006, we have made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

On May 17, 2005, Belvedere Trust filed a registration statement with the Securities and Exchange Commission, or SEC, for the purpose of registering its common stock in connection with a contemplated IPO. In December 2005, after discussions with the underwriters, we and Belvedere Trust determined that the IPO would be delayed due to market conditions. As a result of the delay in its IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred. In the second quarter of 2006, approximately $221 thousand in additional costs were incurred and also expensed in connection with this delayed IPO.

The results of our operations are affected by various factors, many of which are beyond our control, including changes in interest rates, the slope of the yield curve, supply and demand for mortgage assets, borrowing costs and prepayments speeds on our mortgage-related asset portfolio.

Increases in the target federal funds rate have caused the cost of our liabilities to increase at a greater rate than the yield on its mortgage-related assets. As a result, this has negatively impacted our net interest income and we have been experiencing a period of reduced earnings or losses.

During the past year, increases in the target federal funds rate have caused a flattening of the yield curve. A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on mortgage-related investment yields and the supply of adjustable-rate mortgage, or ARM, products. A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates.

A flat or inverted yield curve may be an adverse environment for ARM product volume, as there may be little incentive for borrowers to choose an ARM product over a longer-term fixed-rate loan. If the supply of ARM product decreases, yields may decline due to market forces. Additionally, a flat or inverted yield curve may negatively impact the pricing of our securities. According to generally accepted accounting principles, or GAAP,

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

if the values of our securities decrease, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets which are treated as available-for-sale.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements in included in our annual report on Form 10-K for the year ended December 31, 2005.

Change in Basis of Presentation

Certain classifications have been made to the December 31, 2005 Consolidated Balance Sheets and to the March 31, 2006 and December 31, 2005 information presented in the Consolidated Statements of Stockholders’ Equity. At March 31, 2006 and December 31, 2005, the Company only showed the par value of the preferred stock while the balance of the net proceeds had been included in “Additional paid-in capital.” At June 30, 2006, the Company presented the net proceeds of the preferred stock separate from its common stockholders’ equity and made these reclassifications to the March 31, 2006 and December 31, 2005 financial statements. As of March 31, 2006 and December 31, 2005, the net proceeds of the preferred stock were approximately $45.4 million. The Company made this change in its presentation to separate the amount related to its preferred stockholders’ equity from its common stockholders’ equity.

A summary of our significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Mortgage-Backed Securities

Relative to our investment grade agency MBS portfolio, we have invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate mortgage-backed securities. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage related assets at a premium and at a discount.

Other mortgage-backed securities, or other MBS, at fair value include securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These mortgage-backed securities include investment grade and non-investment grade securities with a carrying value of approximately $171 million backed by 28.8% hybrid, 70.7% adjustable-rate and 0.5% fixed-rate mortgages by principal amount. This amount includes approximately $28 million in securities that were retained from our first securitization during the first quarter of 2004 consisting of $18 million in securities rated AAA, $8 million in other investment grade securities and $2 million in non-investment grade securities. The remaining balance of approximately $143 million were securities that were purchased from major issuers and consist of $121 million in investment grade securities and $22 million in non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.8 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. As of June 30, 2006, Belvedere Trust has not incurred any losses on these securities.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of June 30, 2006, we have not sold the first loss securities from our securitizations to third parties.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our agency MBS and non-agency MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are determined by management to be other-than-temporary in nature are reclassified from other comprehensive income to income.

The most significant source of our revenue is derived from our investments in mortgage-backed securities. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for actual prepayment activity.

Interest income on our mortgage-backed securities is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at June 30, 2006, aggregated by investment category and length of time:

	Less than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Federal agency mortgage-backed securities	151	$2,172,026	$(32,987)	416	$2,234,138	$(67,411)	567	$4,406,164	$(100,398)
Other mortgage-backed securities	15	$46,311	$(2,155)	8	$40,092	$(1,286)	23	$86,403	$(3,441)

We do not consider those federal agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in federal agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

We also do not consider the other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2006.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into mortgage-backed securities in order to obtain long-term financing and to enhance liquidity. While these mortgage loans are generally acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into mortgage-backed securities. Our residential real estate loans are classified as “held-for-investment” and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income is accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts are amortized into income using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae, or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements to convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount, and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with FASB 133. We do not issue or hold derivative contracts for speculative purposes.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. In order to limit credit risk associated with swap agreements, our current policy is to only purchase swap agreements from financial institution counterparties rated “A” or better by at least one of the rating agencies, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period in accordance with FASB 133. We do not designate the Eurodollar futures for hedge accounting.

Accounting for Derivatives and Hedging Activities

In accordance with FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities”, or FASB 133, as amended by FASB No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Activities”, or FASB 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB 133.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in Other Comprehensive Income, and reclassified to income when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period income.

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

When we discontinue hedge accounting because it is no longer probable that the forecasted transaction will occur in the originally expected period, the gain or loss on the derivative remains in accumulated other comprehensive income and is reclassified into income when the forecasted transaction affects income. However, if it is probable that a forecasted transaction will not occur by the end of the originally specified time period or within an additional two-month period of time thereafter, the gains and losses that were accumulated in other comprehensive income will be recognized immediately in income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

In connection with its loan acquisitions, Belvedere Trust enters into forward loan purchase commitments. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. Both of these are treated as derivatives, carried at fair value and any changes in fair value are recognized in current-period income.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Risk

At June 30, 2006, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate agency MBS by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae mortgage-backed securities are guaranteed by those respective enterprises but are not guaranteed by the U.S. government. At June 30, 2006, because of the guarantee of these government-sponsored enterprises, all of these agency MBS have an implied “AAA” rating.

Other-than-temporary losses on available-for-sale agency and non-agency MBS, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts assessments and statements, public statements and filings made by the debtor, or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to a significant change.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At June 30, 2006, 41% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 39% of Belvedere Trust’s loans allowed for negative amortization.

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

In the aftermath of Hurricane Katrina, the Federal Emergency Management Agency (FEMA) issued a list of zip codes affected by this hurricane. At June 30, 2006, Belvedere Trust had 181 loans totaling $52.9 million in these zip codes. Of these loans, two loans for $0.6 million were 30 days delinquent and four loans for $0.8 million were 90+ days delinquent. FEMA provides public or individual assistance programs in the specified zip codes. Public assistance includes assistance to affected counties and municipalities. In zip codes designated for

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

individual assistance, homeowners may be eligible for direct assistance. Generally, properties located in zip codes qualifying for individual assistance are more severely affected than properties in areas qualifying for public assistance. Two loans, totaling $0.2 million, are secured by properties in zip codes qualifying for individual assistance. These two loans, including one loan with private mortgage insurance, were 90+ days delinquent. Belvedere Trust has not set aside specific loan loss reserves for any loans in the affected areas other than the two loans which were 90+ days delinquent. At June 30, 2006, it was not determined which of the affected loans, including the delinquent loans, would be eligible for individual assistance or for any other programs that may be established by the federal or state governments to support the affected areas.

Capitalization of Securitization Costs

We capitalize various costs incurred in connection with a securitization transaction. These costs are amortized into income over the expected lives of the securities using the proportional method, based on the effects of actual prepayments.

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

BT Finance and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more taxable REIT subsidiaries. As of June 30, 2006, the amount of our assets attributable to our taxable REIT subsidiaries was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2005 annual report on Form 10-K on page 11.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Weighted Average Shares	Income (Loss) Per Share
For the three months ended June 30, 2006
Basic EPS	$(12,903)	45,372	$(0.28)
Effective of dilutive securities: Stock options	—	—	—

Diluted EPS(1)	$(12,903)	45,372	$(0.28)

For the three months ended June 30, 2005
Basic EPS	$7,844	47,637	$0.16
Effective of dilutive securities: Stock options	—	31	—

Diluted EPS	$7,844	47,668	$0.16

	Income Available to Common Stockholders	Weighted Average Shares	Income (Loss) Per Share
For the six months ended June 30, 2006
Basic EPS	$(11,547)	45,380	$(0.25)
Effective of dilutive securities: Stock options	—	—	—

Diluted EPS(1)	$(11,547)	45,380	$(0.25)

For the six months ended June 30, 2005
Basic EPS	$21,458	47,240	$0.45
Effective of dilutive securities: Stock options	—	34	—

Diluted EPS	$21,458	47,274	$0.45

(1)	For the three months and six months ended June 30, 2006, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is $12 thousand and $11 thousand, respectively.

Accumulated Other Comprehensive Income (Loss)

FASB Statement 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under FASB 133.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 2. MORTGAGE-BACKED SECURITIES

The following tables summarize our agency and non-agency mortgage-backed securities classified as available-for-sale as of June 30, 2006 and December 31, 2005, which are carried at their fair value (amounts in thousands):

June 30, 2006

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$70,211	$1,759,321	$2,802,368	$4,631,900
Paydowns receivable	—	36,194	—	36,194
Unrealized gains	—	93	74	167
Unrealized losses	(1,758)	(35,664)	(62,976)	(100,398)

Fair value	$68,453	$1,759,944	$2,739,466	$4,567,863

Other MBS
Amortized cost	$172,474
Unrealized gains	2,093
Unrealized losses	(3,441)

Fair value	$171,126

December 31, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$85,207	$1,466,197	$3,027,727	$4,579,131
Paydowns receivable	—	30,979	—	30,979
Unrealized gains	—	121	366	487
Unrealized losses	(1,895)	(25,397)	(58,622)	(85,914)

Fair value	$83,312	$1,471,900	$2,969,471	$4,524,683

Other MBS
Amortized cost	$99,071
Unrealized gains	1,180
Unrealized losses	(4,322)

Fair value	$95,929

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our agency securities at their fair value as of June 30, 2006 and December 31, 2005 (amounts in thousands):

June 30, 2006

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,358,004	$2,524,071	$738,055	$11,770	$4,631,900
Paydowns receivable	12,302	23,892	—	—	36,194
Unrealized gains	67	—	59	41	167
Unrealized losses	(26,595)	(51,142)	(22,639)	(22)	(100,398)

Fair value	$1,343,778	$2,496,821	$715,475	$11,789	$4,567,863

December 31, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,486,817	$2,608,719	$470,632	$12,963	$4,579,131
Paydowns receivable	14,679	16,300	—	—	30,979
Unrealized gains	167	235	57	28	487
Unrealized losses	(26,247)	(48,672)	(10,974)	(21)	(85,914)

Fair value	$1,475,416	$2,576,582	$459,715	$12,970	$4,524,683

With the continued increases in the Federal Funds rate in 2005 and through the second quarter of 2006, management determined that it did not intend to hold certain of its agency MBS until maturity and would sell a portion of its assets as a part of its asset/liability management program. Based on various factors, the Company identified those securities that would be sold. The Company was able to sell all of these identified agency MBS in the second quarter of 2006 and recorded a loss of approximately $10.2 million on the sale of approximately $398 million in face amount of agency MBS. The Company used the specific identification method in determining the loss on each security sold. The Company used the proceeds of the sales to invest in higher-yielding agency MBS. As part of their asset/liability management program, and to reduce credit exposure, Belvedere Trust, in the second quarter of 2006, realized a gain of approximately $1.1 million on the sale of approximately $54 million of their mortgage-backed securities. The remaining agency and non-agency MBS are not considered other-than-temporarily impaired since the Company currently has the ability and intent to hold the investments for a period of time or to maturity, if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments.

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. With the exception of the first transaction in February 2004, all of the other transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the six months ended June 30, 2006, Belvedere Trust did not transfer any residential

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage loans to securitization trusts. During the three and six months ended June 30, 2006, Belvedere Trust sold securities retained from prior securitizations with a current face value of $41 million and $94 million, respectively. These sales are accounted for as financings.

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

For the one securitization transaction accounted for as a sale during 2004, Belvedere Trust transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market value based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at June 30, 2006, of all the securities from this transaction, was $108 million; the amount of assets derecognized was $80 million and the amount recognized as our retained securities was $28 million. As of June 30, 2006, the delinquent amount of all the principal balances from this transaction was $2.6 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at June 30, 2006 and December 31, 2005:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	June 30, 2006	December 31, 2005
-2.0%	1.5%	3.1%
-1.0%	1.0%	1.6%
0%	—	—
1.0%	-1.5%	-1.5%
2.0%	-3.4%	-3.3%

In accordance with our investment guidelines, we have the opportunity to invest in other asset classes than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring whole loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production decreases. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what we typically will be doing for the acquisition of whole loans intended for our own securitizations. It is Belvedere Trust’s intent to securitize whole loans again under its shelf registration statement when the price of whole loans versus the attractiveness of securitization execution makes it feasible again.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s residential real estate loan portfolio totaled $2 billion at June 30, 2006. Belvedere Trust had no loans pending securitization at June 30, 2006. Included in the residential real estate loan portfolio are 13 loans with a carrying value of $2.9 million, including a valuation reserve of $525 thousand, that have become real estate owned.

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$—	$1,974,967	$1,974,967
Principal receivable	—	11	11
Unamortized premium and expenses	—	37,534	37,534

Carrying value	$—	$2,012,512	$2,012,512

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At June 30, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	6.000% – 8.500%	2032 – 2045	$802,590	$14,053	$3,452
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	6.125% – 8.750%	2034 – 2035	87,962	2,467	825
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 8.375%	2033 – 2035	160,572	3,839	5,416
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	6.000% – 7.625%	2033 – 2034	2,378	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	229,718	1,784	1,164
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	516,644	3,499	2,304
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	158,381	441	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.250%	2034 – 2035	16,722	—	—

				$1,974,967	$26,083	$13,161

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-Lien Adjustable-Rate Residential Real Estate Loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First-Lien Adjustable-Rate Residential Real Estate Loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First-Lien Adjustable-Rate Residential Real Estate Loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First-Lien Adjustable-Rate Residential Real Estate Loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First-Lien Adjustable-Rate Residential Real Estate Loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First-Lien Adjustable-Rate Residential Real Estate Loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First-Lien Adjustable-Rate Residential Real Estate Loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	$32,566	$12,495

At June 30, 2006 and December 31, 2005, the residential real estate loans consisted of the following (in thousands):

	June 30, 2006		December 31, 2005
Range of Carrying Amount of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	210	$16,480	235	$18,508
$100–$149	612	76,658	764	96,055
$150–$199	605	105,319	749	130,481
$200–$249	517	115,933	644	144,120
$250–$299	424	116,360	563	153,907
$300–$349	482	157,534	599	195,646
$350–$399	635	238,663	784	294,387
$400–$449	492	208,231	603	255,107
$450–$499	388	183,637	485	229,912
$500–$749	821	482,107	1,000	589,735
$750–$999	182	158,970	226	198,108
$1,000 or greater	94	115,075	117	145,427

	5,462	$1,974,967	6,769	$2,451,393

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average coupon on whole loans which we have securitized was 5.90% at June 30, 2006. At December 31, 2005, the weighted average coupon on whole loans which we have securitized was 5.54%.

Geographic Concentration	June 30, 2006	December 31, 2005
Southern California	30%	31%
Northern California	23%	22%
Florida	7%	7%
Virginia	3%	4%
Illinois	3%	3%
Colorado	3%	3%
Michigan	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	25%	24%

Total:	100%	100%

Belvedere Trust’s residential real estate loan portfolio was $2 billion as of June 30, 2006. Belvedere Trust had no loans pending securitization at June 30, 2006. The securitized residential real estate loans serve as collateral for $1.7 billion of mortgage-backed securities issued and $251 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed on page 37 under “Critical Accounting Policies.” The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $2 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the mortgage-backed securities (including our first securitization), $1.8 billion in principal amount outstanding at June 30, 2006 have been sold to third parties and $278 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $168 million of AAA class, $22 million of AA class and $88 million of classes less than AA.

The following table represents the changes at June 30, 2006 and December 31, 2005 in our residential real estate loans:

	June 30, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$2,497,881	$2,622,321
New loan acquisitions	—	893,390
Sales (other than to consolidated securitization trusts)	—	(73,635)
Principal repayments	(475,826)	(930,786)
Premium amortization	(9,602)	(13,363)
Other adjustments	59	(46)

Balance, end of year	$2,012,512	$2,497,881

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the three month and six month changes at June 30, 2006 in our residential allowance for loan losses:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
	(in thousands)
Balance, beginning of period	$1,730	$1,655
Additions(1)	50	238
Transfer to real estate owned	(525)	(525)
Charge-offs	(18)	(131)
Recoveries	30	30

Balance, end of period	$1,267	$1,267

(1)	The allowance for loan losses is comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve is based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, and collateral value. The specific loan loss reserve is determined based upon an analysis of individual seriously delinquent loans. During the first quarter of 2006, the Company added $144 thousand and $44 thousand, respectively, to its general and specific loan loss reserves. During the second quarter of 2006, the Company added $66 thousand to its general loan loss reserves and had a net reduction of $16 thousand to its specific loan loss reserves. During the first quarter of 2006, the Company made certain adjustments to its general loan loss reserve model increasing the risk probability factors on its MTA or option adjusted ARMs. This caused additional general reserves of approximately $80 thousand to be expensed in the first quarter of 2006. During the second quarter of 2006, the Company realized a net reduction in its specific loan loss reserves as certain loans that had been in the seriously delinquent category had liquidated or had improved their financial standing and the specific reserve related to those accounts was no longer needed.

NOTE 5. REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our agency MBS portfolio, at June 30, 2006, our repurchase agreements had a weighted average term to maturity of 67 days and a weighted average borrowing rate of 4.94%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 251 days with a weighted average borrowing rate of 4.78%. At June 30, 2006, agency MBS with a fair value of approximately $4.4 billion have been pledged as collateral under the repurchase agreements.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and six months ended June 30, 2006 and at December 31, 2005, the repurchase agreements had the following remaining maturities:

	June 30, 2006	December 31, 2005
Less than 3 months	79.7%	50.9%
3 months to less than 1 year	20.3%	49.1%

Total:	100.0%	100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At June 30, 2006, our repurchase agreements had a weighted average term to maturity of 175 days and a weighted average borrowing rate of 4.53%. At December 31, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 244 days and a weighted average borrowing rate of 3.72%.

At June 30, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

	June 30, 2006	December 31, 2005
Less than 3 months	57.4%	30.3%
3 months to less than 1 year	24.3%	50.8%
1 year to less than 2 years	18.3%	9.6%
2 years to less than 3 years	—	9.3%

Total:	100.0%	100.0%

NOTE 6. MORTGAGE-BACKED SECURITIES ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using mortgage-backed securities issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the mortgage-backed securities issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the mortgage-backed securities issued are also based upon the maturities of the underlying mortgages. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. The scheduled maturities of the mortgage-backed securities issued extend to October 2045. At June 30, 2006, whole loans with a face value of approximately $2 billion have been pledged as collateral for the mortgage-backed securities issued. At December 31, 2005, whole loans with a face value of approximately $2.45 billion were pledged as collateral for the mortgage-backed securities issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At June 30, 2006, Belvedere Trust had no outstanding borrowings under these facilities. At December 31, 2005, loans with a face value of approximately $499 thousand were pledged as collateral under these facilities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents, at June 30, 2006, the principal payments of the whole loan financing facilities and the mortgage-backed securities issued for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$—	$—	$—	$—	$—
Mortgage-backed securities issued	$231,102	$373,467	$280,100	$210,075	$157,556

The following table represents, at December 31, 2005, the principal payments of the mortgage-backed securities issued and the whole loan financing facilities for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$493	$—	$—	$—	$—
Mortgage-backed securities issued	$517,583	$388,187	$291,141	$218,355	$163,767

The whole loan financing facilities are short-term credit facilities with credit limits totaling $650 million. Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions (actual future prepayment experiences may differ materially from these estimates). The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt.

NOTE 7. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table of the estimated fair value of financial instruments at June 30, 2006 was made by using available market information, historical data, and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2006 (in thousands)		December 31, 2005 (in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$—	$—	$613	$613
Residential real estate loans securitized	$2,012,512	$1,984,814	$2,497,268	$2,473,438
Mortgage-backed securities issued	$1,723,749	$1,706,400	$2,069,634	$2,051,837

These fair value estimates at June 30, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at June 30, 2006.

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

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

In February 2004, we filed with the SEC an amended and restated Dividend Reinvestment and Stock Purchase Plan pursuant to a registration statement on Form S-3, primarily to increase the number of shares authorized under our predecessor plan. The plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended June 30, 2006, we issued approximately 12,000 shares of common stock under the plan, resulting in proceeds to us of approximately $90 thousand.

In May 2004, we filed a shelf registration statement on Form S-3 with the SEC for offering up to $300 million of our capital stock. The registration statement incorporated the securities available under our prior shelf registration statement and was declared effective on May 25, 2004. As of June 30, 2006, $251 million of our securities remained available for issuance under the registration statement.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During November 2004, we completed a public offering of 1.15 million shares of 8.625% Series A Cumulative preferred stock and received net proceeds of $26.4 million. The shares were sold pursuant to our shelf registration on Form S-3.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004. Sales of the shares of our Series A Cumulative Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three and six months ended June 30, 2006, we did not sell any shares of Series A Cumulative Preferred Stock under the controlled equity offering program.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering its common stock in connection with a contemplated IPO. In December 2005, after discussions with the underwriters, the Company and Belvedere Trust determined that the IPO would be delayed due to market conditions. As a result of the delay in its IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred. In the second quarter of 2006, approximately $221 thousand in additional costs were incurred and also expensed in connection with this delayed IPO.

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

During the three months ended March 31, 2006, we repurchased 37,500 shares of our common stock at an average price paid per share of $7.57. During the three months ended June 30, 2006, we did not repurchase any shares. Through June 30, 2006, we had repurchased under both share repurchase programs an aggregate of 3,621,132 shares at an average cost of $8.32 per share.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three and six months ended June 30, 2006, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. During the three and six months ended June 30, 2005, eligible employees under the 2002 Incentive Plan earned $87 thousand and $851 thousand, respectively, in incentive compensation. At June 30, 2006, there was a negative incentive compensation accrual carried forward of $3.0 million.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of his employment agreement, Lloyd McAdams receives a base salary of $600 thousand per annum. Pursuant to the terms of his employment agreement, Joseph McAdams receives a base salary equal to $400 thousand per annum. Ms. Baines receives a $50 thousand annual base salary. The terms of the employment agreements were originally for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

These employment agreements, including all addenda thereto, also have the following provisions:

•

the three executives are entitled to participate in our 2002 Incentive Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to 45% of all amounts paid under the plan; Joseph McAdams is entitled to 25% of all amounts paid under the plan; and Ms. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002;

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment upon a change in control; and

•	Lloyd McAdams and Joseph McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control.

On June 27, 2006, we entered into addenda to our employment agreements with each of Lloyd McAdams, Joseph McAdams and Ms. Baines. The addenda amend the employment agreements with Lloyd McAdams, Joseph McAdams and Ms. Baines to, among other things, (i) comply with Section 409A of the Internal Revenue Code of 1986, as amended, as enacted in the American Jobs Creation Act of 2004, (ii) modify certain non-competition provisions in the employment agreements with Lloyd McAdams and Joseph McAdams, (iii) remove certain non-competition provisions from the employment agreement with Ms. Baines and (iv) make certain other clarifications to the agreements.

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Chief Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Evangelos Karagiannis, our Vice President and Portfolio Manager, and Bistra Pashamova, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees in the event that a change in control occurs a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change on

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

At June 30, 2006, the value of the 36,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as unearned restricted stock.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $48.12 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2006, we paid $66 thousand and $132 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the consolidated statements of income. During the three and six months ended June 30, 2005, we paid $64 thousand and $128 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2006	2007	2008	2009	2010	Thereafter	Total Commitment
Commitment	$136,285	$276,669	$284,965	$293,515	$302,332	$469,426	$1,763,192

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $25 thousand and $94 thousand paid to PIA in connection with this agreement during the three and six months ended June 30, 2006, respectively. During the three and six months ended June 30, 2005, we paid fees of $65 thousand and $129 thousand, respectively, to PIA in connection with this agreement.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). During the three and six months ended June 30, 2006, Belvedere Trust did not pay BT Management any incentive compensation. During the three and six months ended June 30, 2005, Belvedere Trust paid BT Management incentive compensation of $301 thousand and $792 thousand, respectively. At June 30, 2006, there was a negative compensation accrual carried forward of $971 thousand.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 11. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the 2004 Equity Plan which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Plan authorized the grant of stock options and other stock-based awards, as of June 30, 2006, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The 2004 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of June 30, 2006, 1,426,024 shares remained available for future issuance under the 2004 Equity Plan through any combination of stock options or other awards. The 2004 Equity Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the 2004 Equity Plan.

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. In the future, we intend to utilize restricted stock grants more than stock option grants in employee compensation.

In December 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under our 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. During the three and six months ended June 30, 2006, we expensed $57 thousand and $133 thousand, respectively, relating to this restricted stock grant.

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $700 million and an average maturity of 3.2 years. During the quarter ended June 30, 2006, we entered into three new swap agreements with an aggregate notional amount of $300 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2006, there was an increase in unrealized gains of $2.8 million from $12.9 million at December 31, 2005 to $15.7 million on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized gains on cash flow hedges of $5.2 million and a reclassification adjustment for interest income included in net income of $2.4 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $16.5 million and a liability of $0.8 million.

For the three months ended June 30, 2006, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 5 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date we enter into an agreement to purchase whole loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. We do not designate the Eurodollar futures for hedge accounting. For the three months ended June 30, 2006 and 2005, there were no Eurodollar futures transactions.

As of June 30, 2006, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short term, there may be either gain or loss recognized into earnings but we can not anticipate the amount that would be recognized within the next twelve months at this time. As of June 30, 2006, Belvedere Trust had no forward loan purchase commitments.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 10.

(b) We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2006	2007	2008	2009	Total Commitment
Commitment Amount	$32,270	$64,540	$37,648	$—	$134,458

(c) Loan Purchase Commitments—As of June 30, 2006, Belvedere Trust had no commitments to purchase mortgage loans.

(d) Securities Purchase Commitments—As of June 30, 2006, Belvedere Trust had no outstanding commitments to acquire mortgage-backed securities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Legal and accounting fees	$153	$301	$394	$555
Fees related to holding loans and subservicing	50	100	162	282
Printing and stockholder communications	23	25	39	64
D&O insurance	102	102	203	185
Software and implementation	83	70	164	157
Administrative service fees	25	73	94	126
Rent	83	81	165	156
Stock exchange and filing fees	18	34	47	94
Custodian fees	44	32	79	64
Sarbanes-Oxley consulting fees	27	7	170	86
Board of directors fees and expenses	81	34	146	64
Additional Belvedere Trust IPO costs	221	—	221	—
Other	154	111	323	258

Total of other expenses:	$1,064	$970	$2,207	$2,091

NOTE 15. SUBSEQUENT EVENTS

On July 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on August 11, 2006 to our common stockholders of record as of the close of business on July 31, 2006.

On July 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on October 16, 2006 to our preferred stockholders of record as of the close of business on September 30, 2006.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of June 30, 2006, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, while selling the balance to third parties in the secondary market. The mortgage-backed securities that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary, but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation), which in turn establish SPEs that issue securities through REMIC trusts.

At June 30, 2006, we had total assets of $6.81 billion. Our portfolio consisted of $4.57 billion of agency MBS distributed as follows: 29% agency adjustable-rate mortgage-backed securities, 55% agency hybrid adjustable-rate mortgage-backed securities, 16% agency fixed-rate mortgage-backed securities and less than 1% agency floating-rate CMOs. Our non-agency MBS held at June 30, 2006 were approximately $171 million. Belvedere Trust had no mortgage loans held for securitization at June 30, 2006. Securitized mortgage loans were $2.0 billion. As of June 30, 2006, Belvedere Trust’s assets comprised 32% of our overall assets, or approximately $2.2 billion in mortgage-related assets. Our total equity at June 30, 2006 was $460.4 million. Common stockholders’ equity was approximately $413.5 million, or $9.11 per share. For the three months ended June 30, 2006, we reported a net loss of $11.9 million. Our net loss to common stockholders was $12.9 million, or $(0.28) per diluted share.

Results of Operations

Three Months Ended June 30, 2006 Compared to June 30, 2005

For the three months ended June 30, 2006, our net loss was $11.9 million. Our net loss to common stockholders was $12.9 million, or $(0.28) per diluted share, based on an average of 45.4 million shares outstanding. For the three months ended June 30, 2005, our net income was $8.9 million and our net income available to common stockholders was $7.8 million, or $0.16 per diluted share, based on an average of 47.7 million shares outstanding.

Net interest income for the three months ended June 30, 2006 was $(0.9) million, or (1.3)% of total interest income, compared to $11.2 million, or 16% of total interest income, for the three months ended June 30, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended June 30, 2006 was $74 million, compared to $71.7 million for the three months ended June 30, 2005, an increase of 3.2%. Interest expense for the three months ended June 30, 2006 was $74.9 million, compared to $60.5 million for the three months ended June 30, 2005, an increase of 23.8%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

During the three months ended June 30, 2006, premium amortization expense for Anworth decreased $3.0 million, or 28.3%, from $10.6 million to $7.6 million, and for Belvedere Trust, it increased $0.7 million, or 16.3%, from $4.3 million to $5.0 million. During the three months ended June 30, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in the constant prepayment rate of its portfolio of loans and other mortgage-related assets (due to a higher concentration of ARM product).

The table below shows the approximate constant prepayment rate of our agency MBS:

Year	First Quarter	Second Quarter
2006	25%	29%
2005	27%	31%

The table below shows the approximate constant prepayment rate on all of Belvedere Trust’s mortgage-related assets:

Year	First Quarter	Second Quarter
2006	31%	34%
2005	19%	31%

During the three months ended June 30, 2006, we sold approximately $398 million in face amount of agency MBS, resulting in a loss of approximately $10.2 million as part of our asset/liability management program. The proceeds from the sale were used to invest in higher-yielding agency MBS. This loss was partially offset by a gain of approximately $1.1 million on the sale of approximately $54 million of Belvedere Trust’s securities.

Total expenses were $1.9 million for the three months ended June 30, 2006, compared to $2.2 million for the three months ended June 30, 2005. The decrease of $314 thousand in total expenses was due primarily to a decrease in compensation of $98 thousand (due primarily to reductions in pay at Belvedere Trust), a decrease in incentive compensation expenses of $87 thousand (due to the Company incurring a net loss), a decrease in the provision for loan losses of $223 thousand (due primarily to a decrease in the loan portfolio this year versus an increase in the loan portfolio last year), partially offset by a combined increase of the remaining expenses of $94 thousand (which includes $221 thousand in additional costs incurred on the Belvedere Trust IPO).

Six Months Ended June 30, 2006 Compared to June 30, 2005

For the six months ended June 30, 2006, our net loss was $9.5 million. Our net loss to common stockholders was $11.5 million, or $(0.25) per diluted share, based on an average of 45.4 million shares outstanding. For the six months ended June 30, 2005, our net income was $23.3 million and our net income available to common stockholders was $21.5 million, or $0.45 per diluted share, based on an average of 47.3 million shares outstanding.

Net interest income for the six months ended June 30, 2006 totaled $3.6 million, or 2.4% of total interest income, compared to $28.9 million, or 21% of total interest income, for the six months ended June 30, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the six months ended June 30, 2006 was $149.4 million, compared to $138.5 million for the six months ended June 30, 2005, an increase of 7.9%. Interest expense for the six months ended June 30, 2006 was $145.8 million, compared to $109.7 million for the six months ended June 30, 2005, an increase of 32.9%. The larger percentage increase in interest expense was due primarily to the increase in short-term interest rates during the year.

During the six months ended June 30, 2006, premium amortization expense for Anworth decreased $5.4 million, or 27.3%, from $19.8 million to $14.4 million, and for Belvedere Trust, it increased $2.1 million, or 28%, from $7.5 million to $9.6 million. During the six months ended June 30, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in the constant prepayment rate of its portfolio of loans and other mortgage-related assets.

During the six months ended June 30, 2006, we sold approximately $398 million in face amount of agency MBS, resulting in a loss of approximately $10.2 million as part of our asset/liability management program. This loss was partially offset by a gain of approximately $1.1 million on the sale of approximately $54 million of Belvedere Trust’s securities.

Total expenses were $4.1 million for the six months ended June 30, 2006, compared to $5.3 million for the six months ended June 30, 2005. The decrease of $1.2 million in total expenses was due primarily to a decrease in incentive compensation expenses of $851 thousand (due to the Company incurring a net loss), a decrease in the provision for loan losses of $332 thousand (due primarily to a decrease in the loan portfolio this year versus an increase in the loan portfolio last year), a decrease in compensation expense of $110 thousand (due primarily to reductions in pay at Belvedere Trust), partially offset by a combined increase of the remaining expenses of $116 thousand (which includes $221 thousand in additional costs incurred on the Belvedere Trust IPO).

Financial Condition

At June 30, 2006, we held agency mortgage assets whose amortized cost was approximately $4.63 billion, consisting primarily of $3.88 billion of adjustable-rate mortgage-backed securities, $12 million of floating rate CMOs and $738 million of fixed-rate mortgage-backed securities. This amount represents an approximate 1.1% increase from the $4.58 billion held at December 31, 2005. Of the adjustable-rate agency MBS owned by us, 35% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 65% consisted of hybrid adjustable-rate mortgage-backed securities whose coupons will reset between one year and five years. Hybrid adjustable-rate mortgage-backed securities have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of agency MBS at fair value owned at June 30, 2006 and December 31, 2005, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2006		At December 31, 2005
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,739,466	60.0%	$2,969,471	65.6%
Freddie Mac (FHLMC)	1,759,944	38.5%	1,471,900	32.5%
Ginnie Mae (GNMA)	68,453	1.5%	83,312	1.9%

Total agency mortgage-backed securities:	$4,567,863	100.0%	$4,524,683	100.0%

The following table classifies our portfolio of agency MBS owned at June 30, 2006 and December 31, 2005, by type of interest rate index (dollar amounts in thousands):

	At June 30, 2006		At December 31, 2005
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$11,790	0.3%	$13,074	0.3%
Six-month LIBOR	78,521	1.7%	31,333	0.7%
One year LIBOR	2,562,895	56.1%	2,473,909	54.7%
Six-month Certificate of Deposit	3,605	0.1%	4,365	0.1%
Six-month Constant Maturity Treasury	1,126	0.0%	1,287	0.0%
One-year Constant Maturity Treasury	1,134,168	24.8%	1,474,110	32.6%
Cost of Funds Index	60,283	1.3%	66,890	1.5%
Fixed-rate	715,475	15.7%	459,715	10.1%

Total agency mortgage-backed securities:	$4,567,863	100.0%	$4,524,683	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate mortgage-backed securities, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset, once the initial fixed interest rate period has expired.

Our total agency portfolio had a weighted average coupon of 5.34% at June 30, 2006. The average coupon of the adjustable-rate securities was 5.30%, the hybrid average coupon was 5.20%, the CMO floaters average coupon was 5.89% and the average coupon of the fixed-rate securities was 5.89%. At December 31, 2005, our total agency portfolio had a weighted average coupon of 4.73%. The average coupon of the adjustable-rate securities was 4.64%, the hybrid average coupon was 4.65%, the CMO floaters average coupon was 5.18% and the average coupon of the fixed-rate securities was 5.46%.

At June 30, 2006 and December 31, 2005, the unamortized net premium paid for our agency MBS was $76 million and $84 million, respectively.

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

At June 30, 2006, the average amortized cost of our agency mortgage-related assets was 101.7%, the average amortized cost of the adjustable-rate securities was 101.8% and the average amortized cost of the fixed-rate securities was 101.2%. Relative to our agency MBS portfolio, at June 30, 2006, the average interest rate on outstanding repurchase agreements was 4.94% and the average days to maturity was 67 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.78% and the weighted average term to next rate adjustment was 251 days.

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

Residential Real Estate Loans (Belvedere Trust)

Residential real estate loans held for securitization and held in securitization trusts are reflected in the consolidated financial statements at their amortized cost. At June 30, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$—	$1,974,967	$1,974,967
Principal receivable	—	11	11
Unamortized premium and expenses	—	37,534	37,534

Carrying value	$—	$2,012,512	$2,012,512

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

Belvedere Trust’s residential real estate loan portfolio as of June 30, 2006 was $2 billion, consisting of securitized loans. There were no loans pending securitization. The residential real estate loan portfolio consisted of 5,462 loans with an average loan balance of $362 thousand. The weighted average coupon on whole loans which Belvedere Trust has securitized was 5.90% at June 30, 2006. The securitized residential real estate loans serve as collateral for $1.7 billion of mortgage-backed securities issued and $251 million of repurchase agreement financings. More detailed information on Belvedere Trust’s residential real estate loans is included in Note 4 to the consolidated financial statements.

Belvedere Trust’s residential real estate loan portfolio as of December 31, 2005 was $2.5 billion, consisting of securitized loans of $2.5 billion and loans pending securitization of $613 thousand. The residential real estate loan portfolio consisted of 6,769 loans with an average loan balance of $362 thousand. The weighted average coupon on whole loans which have been securitized was 5.54% at December 31, 2005. The securitized residential real estate loans serve as collateral for $2.07 billion of mortgage-backed securities issued and $359 million of repurchase agreement financings.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test (which are tests for determining qualification as a REIT for tax purposes).

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined in FASB 133 and FASB 138, with an aggregate notional amount of $700 million and an average maturity of 3.2 years. During the quarter ended June 30, 2006, we entered into three new swap agreements with an aggregate notional amount of $300 million. As the Company increased its investment in fixed-rate agency MBS and the related financings are short-term repurchase agreements, the Company entered into these swap agreements to manage its interest rate risk. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2006, there were unrealized gains of approximately $15.7 million on our swap agreements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our agency MBS portfolio, which totaled $4.2 billion at June 30, 2006 and Belvedere Trust’s repurchase agreements, which totaled $362 million at June 30, 2006. Our other significant source of funds for the three months ended June 30, 2006 consisted of payments of principal from our agency mortgage securities portfolio in the amount of $379.3 million and $234.3 million from our residential real estate loans.

Relative to our agency MBS portfolio, as of June 30, 2006, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 4 days to 24 months. Belvedere Trust enters into its own repurchase agreements. As of June 30, 2006, other than five repurchase agreements that reset monthly based on one-month LIBOR, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 14 days to 36 months. On June 30, 2006, we had borrowing arrangements with 22 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our mortgage-backed securities and because increases in short-term interest rates can negatively impact the valuation of mortgage-backed securities, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our mortgage-backed securities declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2006.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of mortgage-backed securities (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each mortgage-backed securities series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three and six months ended June 30, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts. These transactions (except for the first transaction which is more fully described in Note 3 to the accompanying consolidated financial statements) utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our mortgage-backed securities portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged mortgage-backed securities, cash and cash equivalents.

During the three months ended June 30, 2006, we had raised approximately $90 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At June 30, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended June 30, 2006, we did not issue any shares of Series A Preferred Stock.

At June 30, 2006, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $650 million in financing secured by single-family mortgage loans. At June 30, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

At June 30, 2006, Belvedere Trust had no commitments to acquire mortgage-backed securities.

During the three months ended June 30, 2006, we did not repurchase (as more fully described in Note 9 to the accompanying consolidated financial statements) any shares of our common stock.

Off-Balance Sheet and Contractual Arrangements

The following table represents the Company’s contractual obligations at June 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,180,593	$4,180,593	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	362,283	295,883	66,400	—	—
Mortgage-backed securities issued(2)	1,724,970	431,242	566,006	318,378	409,344
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	134	65	69	—	—

Total(4):	$6,305,360	$4,907,783	$632,475	$318,378	$446,724

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
Mortgage-backed securities issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4):	$6,637,702	$4,966,070	$760,830	$382,122	$528,680

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the mortgage-backed securities issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our agency and non-agency MBS which are carried on our balance sheet at fair value rather than historical cost. Real estate loans are carried at historical amortized cost. Based upon these treatments, our total equity base at June 30, 2006 was $460.4 million. Common stockholders’ equity was approximately $413.5 million, or $9.11 book value per share.

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

Unrealized changes in the fair value of mortgage-backed securities have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our mortgage-backed securities might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale agency securities was $100.2 million, or 2.2% of the amortized cost of agency MBS, at June 30, 2006. This, along with “Accumulative other comprehensive gain, derivatives,” of $15.7 million, and “Accumulative other comprehensive loss, other MBS,” of $1.4 million, constitute the total “Accumulative other comprehensive loss” of $85.8 million.

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

Interest income on our mortgage-related assets is accrued based on the actual coupon rate and the outstanding principal amounts. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayments speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our mortgage-backed securities are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our agency and non-agency MBS are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from accumulated other comprehensive income to current-period income.

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

Subsequent Events

On July 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on August 11, 2006 to our common stockholders of record as of the close of business on July 31, 2006.

On July 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on October 16, 2006 to our preferred stockholders of record as of the close of business on September 30, 2006.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2006, our agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Investments
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$715,475	15.7%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	468,665	10.3%	3,332,893	79.7%
Greater than 3 months and less than 1 year	886,902	19.4%	847,700	20.3%
Greater than 1 year and less than 2 years	699,260	15.3%	—	—
Greater than 2 years and less than 3 years	746,976	16.3%	—	—
Greater than 3 years and less than 5 years	1,050,585	23.0%	—	—

Total:	$4,567,863	100.0%	$4,180,593	100.0%

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity mortgage-backed securities with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2006, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 67 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 251 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from mortgage-backed securities. As a result, we could experience a decrease in net income or a net loss during these periods (as what has occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality, liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At June 30, 2006, we had unrestricted cash of $0.6 million, $167 million in unpledged agency MBS and $10.1 million in unpledged other MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth Agency Mortgage-Backed Securities

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at June 30, 2006, and includes all of our interest rate-sensitive assets, liabilities and hedges such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	533%	1.0%
–1.0%	1,024%	1.1%
0%	—	—
1.0%	-1,512%	-1.9%
2.0%	-2,996%	-4.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 40% increase in the prepayment rate of our agency mortgage-backed securities portfolio. The base interest rate scenario assumes interest rates at June 30, 2006. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At June 30, 2006, the aggregate notional amount of the interest rate swap agreements was $700 million and the average maturity was 3.2 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value, compared to the base case used in the table above (excluding Belvedere Trust’s operations), and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	715%	1.8%
–1.0%	880%	1.5%
0%	—	—
1.0%	-2,308%	-2.3%
2.0%	-4,118%	-5.0%

Belvedere Trust

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at June 30, 2006. Changes in Projected Portfolio Value equals the change in value of our assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other mortgage-backed securities”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and therefore are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	216.1%	3.5%
–1.0%	114.8%	1.4%
0%	—	—
1.0%	-121.2%	-1.5%
2.0%	-201.3%	-3.7%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 26.2% to 28.6% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at June 30, 2006. Actual results could differ significantly from those estimated in the table.

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

Lloyd McAdams, Joseph E. McAdams, Thad M. Brown, Bistra Pashamova and other of our officers and employees are officers and employees of PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams is the principal stockholder of PIA.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate mortgage-backed securities. For example, at June 30, 2006, our agency adjustable-rate mortgage-backed securities had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 67 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 251 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate mortgage-backed securities.

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

Pools of mortgage loans underlie the mortgage-backed securities that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the mortgage-backed securities. Faster than expected prepayments could harm our profitability as follows:

•	We usually purchase mortgage-backed securities that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At June 30, 2006, substantially all of our mortgage-backed securities had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate mortgage-backed securities may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully-indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new mortgage-backed securities similar to the prepaid mortgage-backed securities, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate mortgage-backed securities with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate mortgage-backed securities that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At June 30, 2006, 16% of our mortgage-backed securities were fixed-rate securities.

Interest rate caps on our adjustable-rate mortgage-backed securities may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate mortgage-backed securities are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate mortgage-backed securities. This problem is magnified for our adjustable-rate mortgage-backed securities that are not fully indexed. Further, some adjustable-rate mortgage-backed securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate mortgage-backed securities than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At June 30, 2006, approximately 84% of our agency MBS were adjustable-rate securities.

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

New assets we acquire may not generate yields as attractive or be as accretive to book value as have been experienced historically.

We may acquire new assets as we receive principal and interest payments and prepayments from our existing assets. We also sell assets from time to time as part of our portfolio and asset/liability management programs. We may invest these proceeds into new earning assets.

New assets may not generate yields as attractive as we have experienced historically. Business conditions, including credit results, prepayment patterns and interest rate trends in the future are unlikely to be as favorable as they have been for the last few years.

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past few years as short-term interest rates have increased, the market value of our existing assets has declined. As we classify our agency MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value be carried as “Accumulated other comprehensive loss” in the “Stockholders’ equity” section of the Consolidated Balance Sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets will increase. This may be more accretive to book value than the new assets that we acquire to replace any existing assets.

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

At June 30, 2006, approximately 53% of the residential mortgage loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or hurricane, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s mortgage-backed securities. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business, including Belvedere Trust’s ability to securitize mortgage loans.

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

At June 30, 2006, approximately 2.01% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred losses to date of $122 thousand. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.215% of the original loan balances. This analysis is based on factors related to borrower credit, such as Fair, Isaac and Company (FICO) score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than Belvedere Trust anticipates. Despite its efforts to manage credit risk, there are many aspects of credit that it cannot control, and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers, and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. At June 30, 2006, 39% of Belvedere Trust’s loans allowed for negative amortization. If loans become “real estate owned,” servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

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

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. Belvedere Trust has, as of June 30, 2006, fully invested all of the proceeds of our investment. New investments are made by Belvedere Trust as capital is freed up from scheduled and unscheduled principal payments of its mortgage assets. Belvedere Trust monitors its portfolio on an ongoing basis and, to the extent it is deemed appropriate, securities may be sold and other investments made. If it is unable to sell additional securities on reasonable terms or at all, or it is not able to access external sources of capital, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

To the extent Belvedere Trust invests in second-lien mortgage loans, its security interests in the property securing the second-lien mortgage loans is subordinated to the interests of the first mortgage holder and the second mortgages have a higher loan-to-value ratio than does the first mortgage. If the value of the property is equal to or less than the amount needed to repay the borrower’s obligation to the first mortgage holder upon foreclosure, the second-lien mortgage loan will not be repaid. To date, Belvedere Trust has not invested in second-lien mortgage loans.

Residential mortgage loan delinquencies, defaults, and credit losses could reduce Belvedere Trust’s ability to complete securitizations, which could expose Belvedere Trust to risk from holding loans longer than expected.

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential mortgage-backed securities. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet which may change its risk profile with regard to credit and interest rate risk. At June 30, 2006, by outstanding principal balances, approximately 1.27% of residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.13% were 60 days delinquent and approximately 0.61% were 90 days delinquent.

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

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At June 30, 2006, 41% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, its operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. At June 30, 2006, approximately 61% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 17% had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

Belvedere Trust has acquired non-investment grade securities which bear a greater risk of credit losses.

Belvedere Trust has acquired non-investment grade securities which include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.8 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

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

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On July 12, 2006, we declared a common stock dividend of $0.02 per share which is payable on August 11, 2006 to our common stockholders of record as of the close of business on July 31, 2006.

On July 12, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on October 16, 2006 to our preferred stockholders of record as of the close of business on September 30, 2006.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number	Description
10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Third Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Fourth Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Second Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.17	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

Exhibit Number	Description
10.18	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.19	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.20	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.21	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.24	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.25	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.26	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.28	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.29	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.30	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

Exhibit Number	Description
10.31	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.32	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.33	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.34	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 8, 2006	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: August 8, 2006	/S/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)