Form 10-Q
period 2006-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2006-11-09
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Commission File Number 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or other jurisdiction of Incorporation organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, 2nd Floor, Santa Monica, California	90401
(Address of principal executive offices)	(Zip Code)

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

At November 3, 2006 the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding and 45,595,599 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,475,624	$4,302,139
Agency MBS at fair value	177,323	222,544

	4,652,947	4,524,683
Other MBS:
Other MBS pledged to counterparties at fair value	133,298	91,153
Other MBS at fair value	14,128	4,776

	147,426	95,929

Residential real estate loans	1,832,275	2,497,881
Allowance for loan losses	(1,557)	(1,655)
Cash and cash equivalents	2,526	8,248
Restricted cash	—	1,250
Interest and dividends receivable	34,819	32,740
Derivative instruments at fair value	11,163	12,948
Prepaid expenses and other	17,555	12,225

	$6,697,154	$7,184,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$39,932	$43,084
Repurchase agreements (Anworth)	4,231,544	4,099,410
Repurchase agreements (Belvedere Trust)	320,798	429,919
Whole loan financing facilities	—	493
MBS issued	1,561,643	2,069,634
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	7,458	—
Dividends payable on preferred stock	1,011	1,011
Dividends payable on common stock	—	908
Accrued expenses and other	7,584	19,167

	$6,207,350	$6,701,006

Minority interest	$87	$144
Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; authorized 20,000 shares, 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,397 and 45,397 issued and outstanding, respectively	454	454
Additional paid-in capital	525,253	524,993
Accumulated other comprehensive loss consisting of unrealized losses and gains	(52,495)	(75,620)
Accumulated deficit	(28,892)	(12,125)

	$489,717	$483,099

	$6,697,154	$7,184,249

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$55,295	$38,797	$148,219	$117,455
Interest on Other MBS	1,276	1,216	7,124	2,593
Interest on residential real estate loans	22,611	31,193	73,202	89,681

	79,182	71,206	228,545	209,729

Interest expense:
Interest expense on repurchase agreements (Anworth)	54,119	33,869	142,561	91,080
Interest expense on repurchase agreements (Belvedere Trust)	4,105	4,449	12,825	12,803
Interest expense on whole loan financing facilities	—	563	3	3,457
Interest expense on MBS issued	21,645	25,182	68,833	65,705
Interest expense on junior subordinated notes	788	630	2,220	1,309

	80,657	64,693	226,442	174,354

Net interest (loss) income	(1,475)	6,513	2,103	35,375

Loss on sale of Agency MBS	—	—	(10,207)	—
Gain on sale of Other MBS	1,466	—	2,627	—
Loss on sale of loans	—	—	(5)	—
Expenses:
Compensation and benefits	(808)	(866)	(2,469)	(2,638)
Incentive compensation	—	143	—	(708)
Provision for loan losses	(497)	(288)	(736)	(858)
Other expenses	(1,082)	(955)	(3,289)	(3,046)

Total expenses	(2,387)	(1,966)	(6,494)	(7,250)

(Loss) income from operations before minority interest	(2,396)	4,547	(11,976)	28,125

Minority interest in net loss (income) of a subsidiary	3	(35)	57	(276)

Net (loss) income	$(2,393)	$4,512	$(11,919)	$27,849

Dividend on Series A Cumulative Preferred Stock	$(1,011)	$(1,011)	$(3,033)	$(2,890)

Net (loss) income available to common stockholders	$(3,404)	$3,501	$(14,952)	$24,959

Basic (loss) earnings per common share	$(0.07)	$0.07	$(0.33)	$0.53

Weighted average number of shares outstanding	45,392	47,867	45,384	47,451

Diluted (loss) earnings per common share	$(0.07)	$0.07	$(0.33)	$0.53

Weighted average number of diluted shares outstanding	45,392	47,891	45,384	47,481

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock	Common Stock Par Value	Common Stock Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency Securities	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Accumulated Deficit	Treasury Stock at Cost	Comprehensive Income (Loss)	Total
Balance, December 31, 2005	1,876	45,397	$45,397	$454	$524,993	$(85,427)	$12,949	$(3,142)	$(12,125)	$—		$483,099

Issuance of common stock		8			60							60
Purchases of treasury stock										(285)		(285)
Retired treasury stock		(38)			(285)					285		0
Other comprehensive income (loss), fair value adjustments						(14,705)	2,459	399			(11,847)	(11,847)
Net income									2,367		2,367	2,367

Total comprehensive loss											$(9,480)

Amortization of restricted stock					95							95
Dividends declared—$0.539063 per preferred share									(1,011)			(1,011)

Balance, March 31, 2006	1,876	45,367	$45,397	$454	$524,863	$(100,132)	$15,408	$(2,743)	$(10,769)	$—		$472,478

Issuance of common stock		12			91							91
Other comprehensive income (loss), fair value adjustments and reclassifications						(99)	294	1,395			1,590	1,590
Net loss									(11,892)		(11,892)	(11,892)

Total comprehensive loss											$(10,302)

Amortization of restricted stock					77							77
Dividends declared—$0.539063 per preferred share									(1,011)			(1,011)
Dividends declared—$0.02 per common share									(908)			(908)

Balance, June 30, 2006	1,876	45,379	$45,397	$454	$525,031	$(100,231)	$15,702	$(1,348)	$(24,580)	$—		$460,425

Issuance of common stock		18			145							145
Other comprehensive income (loss), fair value adjustments and reclassifications						44,841	(11,995)	536			33,382	33,382
Net loss									(2,393)		(2,393)	(2,393)

Total comprehensive income											$30,989

Amortization of restricted stock					77							77
Dividends declared—$0.539063 per preferred share									(1,011)			(1,011)
Dividends declared—$0.02 per common share									(908)			(908)

Balance, September 30, 2006	1,876	45,397	$45,397	$454	$525,253	$(55,390)	$3,707	$(812)	$(28,892)	$—		$489,717

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Activities:
Net (loss) income	$(2,393)	$4,512	$(11,919)	$27,849
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	6,790	11,563	21,144	31,323
Amortization of premium and discounts (Other MBS)	2,150	626	3,445	1,273
Amortization of premium and discounts (Residential real estate loans)	3,998	3,678	12,303	9,327
Loss on sale of Agency MBS	—	—	10,207	—
Gain on sale of Other MBS	(1,466)	—	(2,627)	—
Loss on sale of residential real estate loans		—	5	—
Provision for loan losses	497	288	736	858
Adjustment for minority interest in net (loss) income	(3)	35	(57)	276
Amortization of restricted stock	77	20	249	60
Changes in assets and liabilities:
Increase in interest receivable	(431)	(274)	(2,078)	(5,857)
Decrease (increase) in prepaid expenses and other	(6,843)	1,034	(5,241)	(7,127)
Increase (decrease) in accrued interest payable	9,885	12,372	(3,151)	23,831
(Decrease) increase in accrued expenses and other	(8,460)	5,520	(11,583)	6,245

Net cash provided by (used in) operating activities	$3,801	$39,374	$11,433	$88,058

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(409,784)	$(424,265)	$(1,605,694)	$(1,418,430)
Principal payments	362,751	511,239	1,083,059	1,307,842
Proceeds from sales	—	—	393,057	—
Available-for-sale Other MBS:
Purchases	(25,672)	(9,738)	(159,448)	(23,564)
Principal payments	3,826	4,038	12,246	9,968
Proceeds from sales	45,399	—	97,215	—
Residential real estate loans:
Purchases	—	(36,075)	—	(886,980)
Proceeds from sales	—	—	508	—
Principal payments	—	840	11	4,384
ARM loans collateralizing MBS issued:
Principal payments	176,031	326,510	651,857	675,777

Net cash provided by (used in) investing activities	$152,551	$372,549	$472,811	$(331,003)

Financing Activities:
Borrowings from repurchase agreements	$5,509,546	$4,190,817	$20,830,580	$13,909,042
Repayments on repurchase agreements	(5,500,080)	(4,331,006)	(20,807,567)	(13,955,243)
Borrowings on whole loan financing facilities	—	34,571	—	849,474
Repayments on whole loan financing facilities	—	—	(493)	(1,330,387)
Decrease in restricted cash	—	—	1,250	—
Borrowings on MBS issued	82	—	93,881	1,317,623
Repayments on MBS issued	(162,188)	(285,682)	(601,872)	(570,682)
Proceeds from junior subordinated notes issued, net	—	—	—	35,160
Proceeds from preferred stock issued, net	—	—	—	18,962
Proceeds from common stock issued, net	145	5,764	296	20,198
Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(2,249)
Common stock dividends paid	(908)	(8,682)	(2,723)	(34,028)
Treasury stock purchased	—	(16,222)	(285)	(16,222)
Minority profit distributions	—	(105)	—	(328)

Net cash (used in) provided by financing activities	$(154,414)	$(411,556)	$(489,966)	$241,320

Net increase (decrease) in cash and cash equivalents	$1,938	$367	$(5,722)	$(1,625)
Cash and cash equivalents at beginning of period	588	1,050	8,248	3,042

Cash and cash equivalents at end of period	$2,526	$1,417	$2,526	$1,417

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$70,016	$51,146	$226,862	$148,111
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$—	$385	$—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net (loss) income	$(2,393)	$4,512	$(11,919)	$27,849

Available-for-sale Agency MBS, fair value adjustment	44,841	(24,449)	19,830	(31,449)
Reclassification adjustment for losses on sales included in net (loss) income	—	—	10,207	—
Other MBS, fair value adjustment	2,002	(2,695)	4,957	(2,187)
Reclassification adjustment for gains on sales included in net (loss) income	(1,466)	—	(2,627)	—
Unrealized (losses) gains on cash flow hedges	(10,149)	3,886	(4,948)	5,116
Reclassification adjustment for interest (income) expense included in net (loss) income	(1,846)	33	(4,294)	1,280

	33,382	(23,225)	23,125	(27,240)

Comprehensive income (loss)	$30,989	$(18,713)	$11,206	$609

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations, or CMOs, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

On November 3, 2003, we formed Belvedere Trust Mortgage Corporation, or Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, or MBS, while selling the balance to third parties in the secondary market. The MBS that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust is externally managed by BT Management Company, LLC, or BT Management, a company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. As of September 30, 2006, Belvedere Trust’s assets comprised approximately 30% of our overall assets. Through September 30, 2006, we have made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

The results of our operations are affected by various factors, many of which are beyond our control, including changes in interest rates, the slope of the yield curve, supply and demand for mortgage assets, borrowing costs and prepayment speeds on our mortgage-related asset portfolio.

Increases in the target federal funds rate have caused the cost of our liabilities to increase at a greater rate than the yield on our mortgage-related assets. As a result, this has negatively impacted our net interest income and we have been experiencing a period of reduced earnings or losses.

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

To potentially offset the negative impact of the rising interest rates and inverted yield curve on earnings and book value, we have different alternatives with which to employ our funds including investing in new agency mortgage-backed securities, or Agency MBS, and other mortgage-backed securities, or Other MBS, at yields that are currently higher than the cost of our borrowings; paying down our borrowings to reduce the related costs; and

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchasing our common stock when the market price is below our book value to increase the book value per common share.

Although we believe that these alternatives may positively impact earnings and book value, we have no control over the changes in interest rates and the slope of the yield curve and, therefore, there can be no assurance that these strategies will produce the desired positive effects.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Chief Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements in included in our annual report on Form 10-K for the year ended December 31, 2005.

Change in Basis of Presentation

Certain reclassifications have been made to the December 31, 2005 Consolidated Balance Sheet and to the March 31, 2006 and December 31, 2005 information presented in the Consolidated Statements of Stockholders’ Equity. At March 31, 2006 and December 31, 2005, we only showed the par value of our preferred stock while the balance of the net proceeds had been included in “Additional paid-in capital.” At June 30, 2006, we presented the net proceeds of our preferred stock separate from our common stock and made these reclassifications to the March 31, 2006 and December 31, 2005 financial statements. As of March 31, 2006 and December 31, 2005, the net proceeds of our preferred stock were approximately $45.4 million. We made this change in our presentation to separate the amount related to our preferred stockholders’ equity from our common stockholders’ equity.

For the three and nine months ended September 30, 2006, we decided to show the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. The corresponding amounts for the three and nine months ended September 30, 2005 are presented in the same manner for conformity.

A summary of our significant accounting policies follows:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

Restricted cash includes cash held by lenders as additional collateral for secured borrowings and cash pledged as collateral on certain interest rate agreements.

Mortgage-Backed Securities (MBS)

Relative to our investment grade Agency MBS portfolio, we have invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

Belvedere Trust’s portfolio of Other MBS at fair value includes securities which are backed by first-lien hybrid and adjustable-rate residential mortgage loans.

Credit losses are generally allocated to securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since some of the Other MBS portfolio includes non-investment grade securities which includes the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.7 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. As of September 30, 2006, Belvedere Trust has not incurred any credit losses on these securities.

We also bear the credit risk related to our residential real estate loans as discussed under Note 1 in the section titled “Credit Risk.” As of September 30, 2006, we have not sold the first loss securities from our securitizations to third parties.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our Agency MBS and Belvedere Trust’s Other MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from other comprehensive income to income.

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60 and 65 and a

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Interest income on Belvedere Trust’s Other MBS is determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at September 30, 2006, aggregated by investment category and length of time:

	Less than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	65	$661,931	$(2,874)	479	$2,804,323	$(60,186)	544	$3,466,254	$(63,060)
Other MBS	11	$35,625	$(2,045)	7	$22,221	$(635)	18	$57,846	$(2,680)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

We also do not consider the Other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2006.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through Belvedere Trust. We finance the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into MBS in order to obtain long-term financing and to enhance liquidity. While these mortgage loans are generally acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into MBS. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income is accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts are amortized into income using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by the Federal Home Loan Mortgage Corporation, or Freddie Mac, Fannie Mae, or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loan associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Belvedere Trust maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for loan losses” on the Consolidated Balance Sheets.

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses inherent in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on our residential real estate loans is established by taking loan loss provisions through our Consolidated Statements of Income. We do not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom we acquired the loans.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FASB Interpretation No. 46, or FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in Note 4 to the consolidated financial statements.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements which effectively converts a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with FASB 133. We do not issue or hold derivative contracts for speculative purposes.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements, but we do not expect any of the counterparties to fail to meet their obligations. In order to limit credit risk associated with swap agreements, our current policy is to only purchase swap agreements from financial institution counterparties rated A or better by at least one of the rating agencies, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period income.

We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting.

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

In connection with its loan acquisitions, Belvedere Trust enters into forward loan purchase commitments. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. Both of these are treated as derivatives, carried at fair value, and any changes in fair value are recognized in current-period income.

Credit Risk

At September 30, 2006, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At September 30, 2006, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

income to make the required loan payments and maintaining a program of quality assurance. At September 30, 2006, 40% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 38% of Belvedere Trust’s loans allowed for negative amortization. We establish and maintain an allowance for estimated loan losses on our residential real estate loans. The allowance for loan losses is based upon estimates of inherent losses on the portfolio of residential loans. Various factors, including borrowers’ credit scores and loan-to-value ratios, are used to estimate losses. A provision for loan losses is recognized through our Consolidated Statements of Income.

Other-than-temporary losses on our available-for-sale Agency MBS and Belvedere Trust’s Other MBS, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

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

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. As of September 30, 2006, the amount of our assets attributable to our TRS was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2005 annual report on Form 10-K on page 11.

Stock-Based Compensation

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. We intend to utilize restricted stock grants instead of stock option grants in future employee compensation (see Note 11).

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Weighted Average Shares	Income (Loss) Per Share
For the three months ended September 30, 2006:
Basic EPS	$(3,404)	45,392	$(0.07)
Effect of dilutive securities: Stock options	—	—	—

Diluted EPS(1)	$(3,404)	45,392	$(0.07)

For the three months ended September 30, 2005:
Basic EPS	$3,501	47,867	$0.07
Effect of dilutive securities: Stock options	—	24	—

Diluted EPS	$3,501	47,891	$0.07

	Income Available to Common Stockholders	Weighted Average Shares	Income (Loss) Per Share
For the nine months ended September 30, 2006:
Basic EPS	$(14,952)	45,384	$(0.33)
Effect of dilutive securities: Stock options	—	—	—

Diluted EPS(1)	$(14,952)	45,384	$(0.33)

For the nine months ended September 30, 2005:
Basic EPS	$24,959	47,451	$0.53
Effect of dilutive securities: Stock options	—	30	—

Diluted EPS	$24,959	47,481	$0.53

(1)	For the three months and nine months ended September 30, 2006, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is 15 thousand and 14 thousand, respectively.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

On September 13, 2006, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin (SAB) No. 108 on Quantifying Financial Statement Misstatements. The SEC staff believes registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. This guidance will be effective for our annual financial statements for the fiscal year ending December 31, 2006 and thereafter. If there are any material errors, we would use the cumulative effect adjustment for the transition. We do not believe this will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements”. Prior to Statement No. 157, there were different definitions of fair value and limited guidance dispersed among many different accounting pronouncements. Statement No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of Statement No. 157 relate to the definition of fair value, the methods used to evaluate fair value and the expanded disclosures about fair value measurements. This guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal (or most advantageous) market for the asset or liability. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Statement No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Statement No. 157 also clarifies that market participant assumptions include assumptions about risk and about the effects of a restriction on the sale or use of an asset. Statement No. 157 requires expanded disclosures about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Statement No. 157 is effective for our financial statements for the fiscal year ended December 31, 2007 and thereafter. We do not believe Statement No. 157 will have a material impact on our financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Belvedere Trust’s Other MBS classified as available-for-sale as of September 30, 2006 and December 31, 2005, which are carried at their fair value (amounts in thousands):

September 30, 2006

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$62,718	$1,766,732	$2,850,633	$4,680,083
Paydowns receivable	—	28,254	—	28,254
Unrealized gains	—	5,569	2,101	7,670
Unrealized losses	(1,183)	(19,875)	(42,002)	(63,060)

Fair value	$61,535	$1,780,680	$2,810,732	$4,652,947

Other MBS
Amortized cost	$148,238
Unrealized gains	1,868
Unrealized losses	(2,680)

Fair value	$147,426

December 31, 2005

	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS Assets
Amortized cost	$85,207	$1,466,197	$3,027,727	$4,579,131
Paydowns receivable	—	30,979	—	30,979
Unrealized gains	—	121	366	487
Unrealized losses	(1,895)	(25,397)	(58,622)	(85,914)

Fair value	$83,312	$1,471,900	$2,969,471	$4,524,683

Other MBS
Amortized cost	$99,071
Unrealized gains	1,180
Unrealized losses	(4,322)

Fair value	$95,929

The following tables summarize our Agency MBS at their fair value as of September 30, 2006 and December 31, 2005 (amounts in thousands):

September 30, 2006

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,339,186	$2,534,928	$794,677	$11,292	$4,680,083
Paydowns receivable	12,487	15,767	—	—	28,254
Unrealized gains	73	2,920	4,632	45	7,670
Unrealized losses	(23,096)	(27,871)	(12,072)	(21)	(63,060)

Fair value	$1,328,650	$2,525,744	$787,237	$11,316	$4,652,947

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005

	ARMs	Hybrids	Fixed	Floating- Rate CMO	Total
Amortized cost	$1,486,817	$2,608,719	$470,632	$12,963	$4,579,131
Paydowns receivable	14,679	16,300	—	—	30,979
Unrealized gains	167	235	57	28	487
Unrealized losses	(26,247)	(48,672)	(10,974)	(21)	(85,914)

Fair value	$1,475,416	$2,576,582	$459,715	$12,970	$4,524,683

With the continued increases in the Federal Funds rate in 2005 and 2006, management determined that it did not intend to hold certain of its Agency MBS until maturity and would sell a portion of its assets as a part of its asset/liability management program. Based on various factors, we identified those securities that would be sold. We were able to sell all of these identified Agency MBS in the second quarter of 2006 and recorded a loss of approximately $10.2 million on the sale of approximately $398 million in face amount of Agency MBS. We used the specific identification method in determining the loss on each security sold. We used the proceeds of the sales to invest in higher-yielding Agency MBS. As part of its asset/liability management program, and to reduce credit exposure, Belvedere Trust, in the second quarter of 2006, realized a gain of approximately $1.1 million on the sale of approximately $54 million of its Other MBS. In the third quarter of 2006, Belvedere Trust realized a gain of approximately $1.5 million from the sale of approximately $49 million of its Other MBS.

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. With the exception of the first transaction in February 2004, all of the other transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the three and nine months ended September 30, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the three months ended September 30, 2006, Belvedere Trust did not sell any securities retained from prior securitizations. During the nine months ended September 30, 2006, Belvedere Trust sold securities retained from prior securitizations with a current face value of $65.2 million. These sales are also effectively accounted for as financings.

The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “MBS issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

On April 11, 2005, the SEC declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4.5 billion in asset-backed securities.

For the one securitization transaction accounted for as a sale during 2004, Belvedere Trust transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market value based on quoted market prices. As these securities include first loss security, we bear the credit risk associated with these mortgages. The principal balance outstanding, at September 30, 2006, of all the securities from this transaction, was $100 million; the amount of assets derecognized was $76 million and the amount recognized as our retained securities was $24 million. As of September 30, 2006, the delinquent amount of all the principal balances from this transaction was $3.9 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at September 30, 2006 and December 31, 2005:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	September 30, 2006	December 31, 2005
-2.0%	0.9%	3.1%
-1.0%	0.7%	1.6%
0%	—	—
1.0%	-1.2%	-1.5%
2.0%	-2.8%	-3.3%

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

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s residential real estate loan portfolio totaled $1.83 billion at September 30, 2006. Belvedere Trust had no loans pending securitization at September 30, 2006. Included in the residential real estate loan portfolio are 12 loans with a carrying value of $2.6 million, including a valuation reserve of $604 thousand, which have become real estate owned.

At September 30, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,798,807	$1,798,807
Principal receivable	—	11	11
Unamortized premium and expenses	—	33,457	33,457

Carrying value	$—	$1,832,275	$1,832,275

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At September 30, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.500% – 8.875%	2032 - 2045	$727,375	$11,032	$6,786
First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% – 9.000%	2034 - 2035	67,787	2,040	813
First-lien adjustable-rate residential real estate loans	6-Month ARM	6.375% – 8.750%	2033 - 2035	123,188	2,722	7,786
First-lien adjustable-rate residential real estate loans	1-Year ARM	6.250% – 7.625%	2033 - 2034	2,011	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% – 6.375%	2033 - 2035	212,451	997	1,003
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% – 6.750%	2033 - 2035	494,982	3,842	2,875
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% – 6.625%	2033 - 2034	154,743	1,738	—
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% – 6.250%	2034 - 2035	16,270	—	—

				$1,798,807	$22,371	$19,263

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	5.250% –7.625%	2032 – 2045	$978,936	$16,914	$1,593
First-lien adjustable-rate residential real estate loans	1-Month ARM	5.125% –7.750%	2034 – 2035	168,128	2,078	1,746
First-lien adjustable-rate residential real estate loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First-lien adjustable-rate residential real estate loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	$32,566	$12,495

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2006 and December 31, 2005, the residential real estate loans consisted of the following (in thousands):

	September 30, 2006		December 31, 2005
Range of Carrying Amount of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	185	$14,625	235	$18,508
$100–$149	547	68,275	764	96,055
$150–$199	531	92,330	749	130,481
$200–$249	463	103,732	644	144,120
$250–$299	375	102,967	563	153,907
$300–$349	423	138,429	599	195,646
$350–$399	579	217,849	784	294,387
$400–$449	451	190,864	603	255,107
$450–$499	363	171,639	485	229,912
$500–$749	758	445,842	1,000	589,735
$750–$999	171	149,072	226	198,108
$1,000 or greater	85	103,183	117	145,427

	4,931	$1,798,807	6,769	$2,451,393

At September 30, 2006, the weighted average coupon on whole loans which Belvedere Trust had securitized was 6.06%. At December 31, 2005, the weighted average coupon on whole loans which Belvedere Trust had securitized was 5.54%. At September 30, 2006, the weighted average FICO was 727 and the loan-to-value (LTV) was 72. At December 31, 2005, the weighted average FICO was 725 and the LTV was 72.

Geographic Concentration	September 30, 2006	December 31, 2005
Southern California	30%	31%
Northern California	23%	22%
Florida	7%	7%
Colorado	4%	3%
Virginia	4%	4%
Michigan	3%	3%
Illinois	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	23%	24%

Total:	100%	100%

Belvedere Trust’s residential real estate loan portfolio was $1.83 billion as of September 30, 2006. Belvedere Trust had no loans pending securitization at September 30, 2006. The securitized residential real estate loans serve as collateral for $1.6 billion of MBS issued and $205.9 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed in Note 1 under “Variable Interest Entities.” The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $1.83 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans,

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the MBS (including our first securitization), $1.6 billion in principal amount outstanding at September 30, 2006 have been sold to third parties and $260 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $153 million of AAA class, $22 million of AA class and $85 million of classes less than AA.

The following table represents the changes at September 30, 2006 and December 31, 2005 in Belvedere Trust’s residential real estate loans:

	September 30, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$2,497,881	$2,622,321
New loan acquisitions	—	893,390
Sales (other than to consolidated securitization trusts)	(513)	(73,635)
Principal repayments	(651,868)	(930,786)
Premium amortization	(12,302)	(13,363)
Transfer reserves to real estate owned	(777)	—
Other adjustments	(146)	(46)

Balance, end of year	$1,832,275	$2,497,881

The following table represents the three month and nine month changes at September 30, 2006 in Belvedere Trust’s allowance for loan losses on its residential real estate portfolio:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
	(in thousands)
Balance, beginning of period	$1,267	$1,655
Additions(1)(2)	451	690
Transfer to real estate owned	(42)	(567)
Charge-offs	(124)	(256)
Recoveries	5	35

Balance, end of period	$1,557	$1,557

(1)	The allowance for loan losses is comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve is based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores and collateral value. The specific loan loss reserve is determined based upon an analysis of individual seriously delinquent loans. During the third quarter of 2006, Belvedere Trust added $22 thousand to its general loan loss reserve and $429 thousand to its specific loan loss reserve. Credit losses of $119 thousand (net of $5 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve. During the first nine months of 2006, Belvedere Trust added $232 thousand to its general loan loss reserve and $458 thousand to its specific loan loss reserve. During the first nine months of 2006, credit losses of $221 thousand (net of $35 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The provision for loan losses on the Consolidated Statements of Income (Loss) consist of amounts added to general and specific loan loss reserves and amounts added to loss reserves after loans have become real estate owned. For the three months ended September 30, 2006, the provision for loan losses was $497 thousand, consisting of additions to loan loss reserves of $451 thousand (as shown in the above table) and additions to real estate owned loss reserves of $46 thousand. For the nine months ended September 30, 2006, the provision for loan losses was $736 thousand, consisting of additions to loan loss reserves of $690 thousand (as shown in the table above) and additions to real estate owned loss reserves of $46 thousand.

NOTE 5. REPURCHASE AGREEMENTS

Agency Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at September 30, 2006, our repurchase agreements had a weighted average term to maturity of 118 days and a weighted average borrowing rate of 5.29%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 284 days with a weighted average borrowing rate of 5.13%. At September 30, 2006, Agency MBS with a fair value of approximately $4.5 billion have been pledged as collateral under the repurchase agreements.

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

At September 30, 2006 and at December 31, 2005, the repurchase agreements had the following remaining maturities:

	September 30, 2006	December 31, 2005
Less than 3 months	38.7%	50.9%
3 months to less than 1 year	61.3%	49.1%

Total:	100.0%	100.0%

Belvedere Trust Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our Other MBS. In addition, we have entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which we have securitized. The repurchase agreements are primarily short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At September 30, 2006, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 166 days and a weighted average borrowing rate of 4.80%. At December 31, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 244 days and a weighted average borrowing rate of 3.72%.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At September 30, 2006 and December 31, 2005, the repurchase agreements had the following remaining maturities:

	September 30, 2006	December 31, 2005
Less than 3 months	53.8%	30.3%
3 months to less than 1 year	26.6%	50.8%
1 year to less than 2 years	19.6%	9.6%
2 year to less than 3 years	—	9.3%

Total:	100.0%	100.0%

NOTE 6. MBS ISSUED AND WHOLE LOAN FINANCING FACILITIES

We finance our residential real estate loans using MBS issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the MBS issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. The maturities on the MBS issued are also based upon the maturities of the underlying mortgages. Principal is paid on the MBS issued following receipt of principal payments on the loans. The scheduled maturities of the MBS issued extend to October 2045. At September 30, 2006, whole loans with a face value of approximately $1.83 billion have been pledged as collateral for the MBS issued. At December 31, 2005, whole loans with a face value of approximately $2.45 billion were pledged as collateral for the MBS issued.

We have entered into whole loan financing facilities to finance our residential loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At September 30, 2006, Belvedere Trust had no outstanding borrowings under these facilities. At December 31, 2005, loans with a face value of approximately $499 thousand were pledged as collateral under these facilities.

The following table represents, at September 30, 2006, the principal payments of the whole loan financing facilities and the MBS issued for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$—	$—	$—	$—	$—
MBS issued	$108,449	$363,583	$272,687	$204,515	$153,387

The following table represents, at December 31, 2005, the principal payments of the MBS issued and the whole loan financing facilities for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
Whole loan financing facilities	$493	$—	$—	$—	$—
MBS issued	$517,583	$388,187	$291,141	$218,355	$163,767

The whole loan financing facilities are short-term credit facilities with credit limits totaling $400 million. Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on prepayment assumptions (actual future prepayment experiences may differ materially from these estimates). The actual principal paid in each year will be dependent upon the principal received on the underlying loans. The collateral specific to each MBS series is the sole source of repayment of the debt.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Our Agency MBS and Belvedere Trust’s Other MBS are reflected in the consolidated financial statements at estimated fair value. Management bases its fair value estimates for our Agency MBS and Belvedere Trust’s Other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and payables for securities purchased are reflected in the consolidated financial statements at their costs, which approximates their fair value because of the nature and short-term of these instruments.

The following table of the estimated fair value of financial instruments at September 30, 2006 was made by using available market information, historical data and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	September 30, 2006 (in thousands)		December 31, 2005 (in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$—	$—	$613	$613
Residential real estate loans securitized	$1,832,275	$1,814,561	$2,497,268	$2,473,438
MBS issued	$1,561,643	$1,553,160	$2,069,634	$2,051,837

These fair value estimates at September 30, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at September 30, 2006.

•	Residential real estate loans are presented on the Consolidated Balance Sheets at historical cost, net of amortization, as we hold these assets for investment. The fair value of the residential real estate loans is calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value are inherently subjective in nature, involve matters of uncertainty and judgment and do not necessarily indicate the amounts that could be received in a current market exchange;

•	The estimated fair value of MBS issued (obligations due on pass-through certificates) is based on dealers’ quotes.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended September 30, 2006, we issued approximately 10,277 shares of common stock under the plan, resulting in proceeds to us of approximately $79 thousand.

We currently have on file with the SEC a shelf registration statement for offering up to $300 million of our capital stock. As of September 30, 2006, $250.8 million of our securities remained available for issuance under the registration statement.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004. Sales of the shares of our Series A Cumulative Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three and nine months ended September 30, 2006, we did not sell any shares of our common stock and our Series A Cumulative Preferred Stock under the controlled equity offering program.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering its common stock in connection with a contemplated IPO. In December 2005, after discussions with the underwriters, we and Belvedere Trust determined that the IPO would be delayed due to market conditions. As a result of the delay in its IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred. In the second quarter of 2006, approximately $221 thousand in additional costs were incurred and also expensed in connection with this delayed IPO. After the second quarter of 2006, there have been no additional costs incurred in connection with this delayed IPO.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During the three months ended March 31, 2006, we repurchased 37,500 shares of our common stock at an average price paid per share of $7.57. During the three months ended June 30, 2006, we did not repurchase any shares of our common stock. During the three months ended September 30, 2006, we did not repurchase any shares of our common stock. From May 17, 2005 through September 30, 2006, we had repurchased under both share repurchase programs an aggregate of 3,621,132 shares at an average cost of $8.32 per share.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

At September 30, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 1.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

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

The percentage of taxable net income in excess of the Threshold Return earned under the 2002 Incentive Plan by all employees is calculated based on our quarterly average net worth as defined in the Incentive Compensation Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million;

•	5% for the average net worth in excess of $200 million.

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

certain of our executives pursuant to the terms of their employment agreements. During the three and nine months ended September 30, 2006, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. During the three and nine months ended September 30, 2005, eligible employees under the 2002 Incentive Plan earned $0 and $708 thousand, respectively, in incentive compensation. At September 30, 2006, there was a negative incentive compensation accrual carried forward of $3.9 million.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of his employment agreement, Lloyd McAdams receives a base salary of $600 thousand per annum. Pursuant to the terms of his employment agreement, Joseph E. McAdams receives a base salary equal to $400 thousand per annum. Ms. Baines receives a $50 thousand annual base salary. The terms of the employment agreements were originally for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

These employment agreements, including all addenda thereto, also have the following provisions:

•	the three executives are entitled to participate in our 2002 Incentive Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan; Joseph E. McAdams is entitled to 25% of all amounts paid under the plan; and Ms. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock;

•	the incentive compensation plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

•	in the event any of the three executives is terminated without “cause”, or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three-year period following her termination;

•	the three executives received restricted stock grants of 20,000 shares each, which grants vest in equal, annual installments over ten years beginning June 13, 2002;

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment upon a change in control; and

•	Lloyd McAdams and Joseph E. McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On June 27, 2006, we entered into addenda to our employment agreements with each of Lloyd McAdams, Joseph E. McAdams and Ms. Baines. The addenda amend the employment agreements with Lloyd McAdams, Joseph E. McAdams and Ms. Baines to, among other things, (i) comply with Section 409A of the Internal Revenue Code of 1986, as amended, as enacted in the American Jobs Creation Act of 2004, (ii) modify certain non-competition provisions in the employment agreements with Lloyd McAdams and Joseph E. McAdams, (iii) remove certain non-competition provisions from the employment agreement with Ms. Baines and (iv) make certain other clarifications to the agreements.

At September 30, 2006, the value of the 36,000 unvested shares of restricted stock issued to the above executives is reflected on our balance sheet as a reduction to stockholders’ equity. This amount is being amortized to expense over the ten-year restricted period until such shares vest and is accounted for as “Unearned restricted stock.”

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Chief Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Evangelos Karagiannis, our Vice President and Portfolio Manager, and Bistra Pashamova, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees in the event that a change in control occurs a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change on control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

On July 26, 2006, the SEC adopted amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters. The rule requires compensation disclosures for named executives, including: the Principal Executive Officer, Principal Financial Officer and the three highest-paid executives (which would only be disclosed if the executive officer’s total compensation for the prior fiscal year exceeded $100,000). Companies would be required to provide a total compensation figure for the named executives as defined above, presented in a series of tables and including compensation-related information from the prior three years. Companies will also be required to disclose on supporting tables several factors regarding the timing of stock options and their related exercise prices. Companies would also be required to enhance the discussion and analysis section of their pay-related disclosure.

In addition, in the Compensation Discussion and Analysis section, companies will be required to disclose if they have a program, plan or practice in place to time the granting of stock options with the release of material non-public information. Companies will be required to specify what payments an executive would receive should there be a change in control or responsibilities as a result of mergers, acquisitions, retirement, etc. Annual reports that accompany or preceded proxy statements relating to annual meetings at which directors are to be elected must contain a performance graph that compares performance against peers and the S&P 500. There rules are effective for our Form 10-K and proxy statement for the fiscal year ended December 31, 2006.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $49.56 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

three and nine months ended September 30, 2006, we paid $68 thousand and $200 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three and nine months ended September 30, 2005, we paid $66 thousand and $195 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2006	2007	2008	2009	2010	Thereafter	Total Commitment
Commitment	$68,143	$276,669	$284,965	$293,515	$302,332	$469,426	$1,695,050

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination at least 90 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $52 thousand and $146 thousand paid to PIA in connection with this agreement during the three and nine months ended September 30, 2006, respectively. During the three and nine months ended September 30, 2005, we paid fees of $75 thousand and $206 thousand, respectively, to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust, and also formed BT Management. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement) plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the ten-year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). During the three and nine months ended September 30, 2006, Belvedere Trust did not pay BT Management any incentive compensation. During the three and nine months ended September 30, 2005, Belvedere Trust paid BT Management incentive compensation of $0 and $792 thousand, respectively. At September 30, 2006, there was a negative compensation accrual carried forward of $1.5 million.

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

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Chief Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Chief Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Chief Executive Officer, and Joseph E. McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year.

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan.

NOTE 11. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the 2004 Equity Plan which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The 2004 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. As of September 30, 2006, 1,418,024 shares remained available for future

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

issuance under the 2004 Equity Plan through any combination of stock options or other awards. The 2004 Equity Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the 2004 Equity Plan.

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. No other terms of the outstanding common stock options were modified. The decision to accelerate the vesting of the common stock options was based upon the conclusion that the outstanding common stock options were currently not achieving management’s employee motivation and retention goals because the strike prices of the outstanding common stock options were in excess of the fair market value of the underlying common stock. In the future, we intend to utilize restricted stock grants instead of stock option grants in future employee compensation.

In December 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under our 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. During the three and nine months ended September 30, 2006, we expensed $57 thousand and $190 thousand, respectively, relating to this restricted stock grant.

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $700 million and a weighted average maturity of 2.9 years. During the quarter ended June 30, 2006, we entered into three new swap agreements with an aggregate notional amount of $300 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2006, there was a decrease in unrealized gains of $9.2 million, from $12.9 million at December 31, 2005 to $3.7 million, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $4.9 million and a reclassification adjustment for interest income included in net loss of $4.3 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $11.2 million and a liability of $7.5 million.

For the three months ended September 30, 2006, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4.8 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date we enter into an agreement to purchase whole

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. We do not designate the Eurodollar futures for hedge accounting. During the three and nine months ended September 30, 2006 and 2005, there were no Eurodollar futures transactions.

At September 30, 2006, we did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short-term, there may be either gain or loss recognized into earnings, but we can not anticipate the amount that would be recognized within the next twelve months at this time. As of September 30, 2006, Belvedere Trust had no forward loan purchase commitments.

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

(b) We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2006	2007	2008	2009	Total Commitment
Commitment amount	$16,135	$64,540	$37,648	$—	$118,323

(c) Loan Purchase Commitments—As of September 30, 2006, Belvedere Trust had no commitments to purchase mortgage loans.

(d) Securities Purchase Commitments—As of September 30, 2006, Belvedere Trust had no outstanding commitments to acquire MBS.

NOTE 14. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Legal and accounting fees	$141	$237	$535	$792
Fees related to holding loans and subservicing	51	40	213	323
Printing and stockholder communications	70	84	109	145
Directors and Officers insurance	102	101	305	286
Software and implementation	81	59	245	216
Administrative service fees	52	75	146	206
Rent	85	82	250	238
Stock exchange and filing fees	29	51	76	145
Custodian fees	34	30	113	94
Sarbanes-Oxley consulting fees	66	34	236	120
Board of directors fees and expenses	130	63	276	127
Additional Belvedere Trust IPO costs	—	—	221	—
Amortization of restricted stock	77	20	249	60
Other	164	79	315	294

Total of Other Expenses:	$1,082	$955	$3,289	$3,046

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15. SUBSEQUENT EVENTS

On October 11, 2006, we declared a common stock dividend of $0.02 per share which is payable on November 10, 2006 to our common stockholders of record as of the close of business on October 31, 2006.

On October 11, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on January 15, 2007 to our preferred stockholders of record as of the close of business on December 31, 2006.

On October 11, 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2005 and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

As used in this Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

General

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations, mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. As of September 30, 2006, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

On November 3, 2003, we formed Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate, hybrid and first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those MBS while selling the balance to third parties in the secondary market. The MBS that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation) which, in turn, establish SPEs that issue securities through REMIC trusts.

At September 30, 2006, we had total assets of $6.70 billion. Our portfolio consisted of $4.65 billion of Agency MBS distributed as follows: 29% agency adjustable-rate MBS, 54% agency hybrid adjustable-rate MBS, 17% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Belvedere Trust’s Other MBS held at September 30, 2006 were approximately $147.4 million. Belvedere Trust had no mortgage loans held for securitization at September 30, 2006. Securitized mortgage loans were $1.83 billion. At September 30, 2006, Belvedere Trust’s assets comprised 30% of our overall assets, or approximately $1.99 billion in mortgage-related assets. Our total equity at September 30, 2006 was $489.7 million. Common stockholders’ equity was approximately $442.8 million, or $9.75 per share. For the three months ended September 30, 2006, we reported a net loss of $2.4 million. Our net loss to common stockholders was $3.4 million, or $(0.07) per diluted share. This includes a net loss of $1.3 million for Belvedere Trust.

Results of Operations

Three Months Ended September 30, 2006 Compared to September 30, 2005

For the three months ended September 30, 2006, our net loss was $2.4 million. Our net loss to common stockholders was $3.4 million, or $(0.07) per diluted share, based on an average of 45.4 million shares outstanding. This includes a net loss of $1.3 million for Belvedere Trust. For the three months ended September 30, 2005, our net income was $4.5 million and our net income available to common stockholders was $3.5 million, or $0.07 per diluted share, based on an average of 47.9 million shares outstanding.

Net interest income for the three months ended September 30, 2006 was $(1.5) million, or (1.9)% of total interest income, compared to $6.5 million, or 9% of total interest income, for the three months ended September 30, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended September 30, 2006 was $79.2 million, compared to $71.2 million for the three months ended September 30, 2005, an increase of 11.2%. Interest expense for the three months ended September 30, 2006 was $80.7 million, compared to $64.7 million for the three months ended September 30, 2005, an increase of 24.7%. The increase in both interest income and interest expense was due primarily to the increase in short-term interest rates during the year.

During the three months ended September 30, 2006, premium amortization expense for Anworth decreased $4.8 million, or 41.3%, from $11.6 million during the three months ended September 30, 2005 to $6.8 million, and for Belvedere Trust, it increased $1.8 million, or 41.9%, from $4.3 million during the three months ended September 30, 2005 to $6.1 million. During the three months ended September 30, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in the constant prepayment rate of its portfolio of loans (due to a higher concentration of ARM product) and impairment charges of $1.8 million related to some of Belvedere Trust’s interest-only securities.

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets:

	Three Months Ended 2006			Three Months Ended 2005
Year	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS	25%	29%	26%	27%	31%	36%
Loans	35%	35%	32%	19%	31%	37%
Other MBS	10%	8%	14%	21%	14%	18%

During the three months ended September 30, 2006, we did not sell any Agency MBS. Belvedere Trust sold $49 million of its Other MBS and realized a gain of approximately $1.5 million. The sales were part of Belvedere Trust’s asset/liability management program and were designed to reduce credit exposure.

Total expenses were $2.4 million for the three months ended September 30, 2006, compared to $2.0 million for the three months ended September 30, 2005. The increase of $0.4 million in total expenses was due primarily to an increase in the provision for loan losses of $209 thousand (due primarily to increases in specific reserves on delinquent loans) and an increase in “Other expenses” of $127 thousand (due primarily to the issuance and amortization of restricted stock to officers and directors).

Nine Months Ended September 30, 2006 Compared to September 30, 2005

For the nine months ended September 30, 2006, our net loss was $11.9 million. Our net loss to common stockholders was $14.95 million, or $(0.33) per diluted share, based on an average of 45.4 million shares outstanding. This includes a net loss of $1.1 million for Belvedere Trust. For the nine months ended September 30, 2005, our net income was $27.8 million and our net income available to common stockholders was $25.0 million, or $0.53 per diluted share, based on an average of 47.5 million shares outstanding.

Net interest income for the nine months ended September 30, 2006 totaled $2.1 million, or 0.9% of total interest income, compared to $35.4 million, or 16.9% of total interest income, for the nine months ended September 30, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the nine months ended September 30, 2006 was $228.5 million, compared to $209.7 million for the nine months ended September 30, 2005, an increase of 9.0%. Interest expense for the nine months ended September 30, 2006 was $226.4 million, compared to $174.4 million for the nine months ended September 30, 2005, an increase of 29.8%. The increase in both interest income and interest expense was due primarily to the increase in short-term interest rates during the year.

During the nine months ended September 30, 2006, premium amortization expense for Anworth decreased $10.2 million, or 32.6%, from $31.3 million during the nine months ended September 30, 2005 to $21.1 million, and for Belvedere Trust, it increased $5.1 million, or 48.1%, from $10.6 million during the nine months ended September 30, 2005 to $15.7 million. During the nine months ended September 30, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted from an increase in the constant prepayment rate of its portfolio of loans (due to a higher concentration of ARM product) and impairment charges of $2.5 million related to some of Belvedere Trust’s interest-only securities.

During the nine months ended September 30, 2006, we sold approximately $398 million in face amount of Agency MBS, resulting in a loss of approximately $10.2 million as part of our asset/liability management program. The proceeds from the sale were used to invest in higher-yielding Agency MBS. This loss was partially offset by a gain of approximately $2.6 million on the sale of $103 million of Belvedere Trust’s Other MBS. Belvedere Trust’s sales of Other MBS were part of its asset/liability management program and were designed to reduce credit exposure.

Total expenses were $6.5 million for the nine months ended September 30, 2006, compared to $7.3 million for the nine months ended September 30, 2005. The decrease of $0.8 million in total expenses was due primarily to a decrease in incentive compensation expenses of $708 thousand (due to our incurring a net loss), a decrease in the provision for loan losses of $122 thousand (due primarily to a decrease in the loan portfolio this year versus an increase in the loan portfolio last year), a decrease in compensation expense of $169 thousand (due primarily to reductions in pay at Belvedere Trust), partially offset by a combined increase of the remaining expenses of $243 thousand (which includes $221 thousand in additional costs incurred on the Belvedere Trust IPO and also includes the amortization of restricted stock to officers and directors).

Financial Condition

At September 30, 2006, we held agency mortgage assets whose amortized cost was approximately $4.68 billion, consisting primarily of $3.87 billion of adjustable-rate MBS, $0.8 billion of fixed-rate MBS and $11 million of floating-rate CMOs. This amount represents an approximate 2.2% increase from the $4.58 billion held at December 31, 2005. Of the adjustable-rate Agency MBS owned by us, 35% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 65% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

Agency Securities

The following table presents a schedule of Agency MBS at fair value owned at September 30, 2006 and December 31, 2005, classified by type of issuer (dollar amounts in thousands):

	At September 30, 2006		At December 31, 2005
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,810,732	60.4%	$2,969,471	65.6%
Freddie Mac (FHLMC)	1,780,680	38.3%	1,471,900	32.5%
Ginnie Mae (GNMA)	61,535	1.3%	83,312	1.9%

Total Agency MBS:	$4,652,947	100.0%	$4,524,683	100.0%

The following table classifies our portfolio of Agency MBS owned at September 30, 2006 and December 31, 2005, by type of interest rate index (dollar amounts in thousands):

	At September 30, 2006		At December 31, 2005
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$11,316	0.3%	$13,074	0.3%
Six-month LIBOR	74,496	1.6%	31,333	0.7%
One year LIBOR	2,690,026	57.8%	2,473,909	54.7%
Six-month Certificate of Deposit	3,405	0.1%	4,365	0.1%
Six-month Constant Maturity Treasury	1,118	0.0%	1,287	0.0%
One-year Constant Maturity Treasury	1,027,352	22.1%	1,474,110	32.6%
Cost of Funds Index	57,997	1.2%	66,890	1.5%
Fixed-rate	787,237	16.9%	459,715	10.1%

Total Agency MBS:	$4,652,947	100.0%	$4,524,683	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At September 30, 2006, our total agency portfolio had a weighted average coupon of 5.50%. The average coupon of the adjustable-rate securities was 5.51%, the hybrid average coupon was 5.36%, the fixed-rate securities average coupon was 5.96% and the CMO floaters average coupon was 6.14%.

At December 31, 2005, our total agency portfolio had a weighted average coupon of 4.73%. The average coupon of the adjustable-rate securities was 4.64%, the hybrid average coupon was 4.65%, the fixed-rate securities average coupon was 5.46% and the CMO floaters average coupon was 5.18%.

At September 30, 2006, the average amortized cost of our agency mortgage-related assets was 101.6%, the average amortized cost of our adjustable-rate securities was 101.7% and the average amortized cost of our fixed-rate securities was 101.1%. Relative to our Agency MBS portfolio, at September 30, 2006, the average interest rate on outstanding repurchase agreements was 5.29% and the average days to maturity was 118 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.13% and the weighted average term to next rate adjustment was 284 days.

At December 31, 2005, the average amortized cost of our agency mortgage-related assets was 101.9%, the average amortized cost of our adjustable-rate securities was 101.9% and the average amortized cost of our fixed-rate securities was 101.6%. Relative to our Agency MBS portfolio, at December 31, 2005, the average interest rate on outstanding repurchase agreements was 3.99% and the average days to maturity was 126 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.90% and the weighted average term to next rate adjustment was 213 days.

At September 30, 2006 and December 31, 2005, the unamortized net premium paid for our Agency MBS was $73 million and $84 million, respectively.

At September 30, 2006, the current yield on our Agency MBS was 5.41% based on a weighted average coupon of 5.50% divided by the average amortized cost of 101.6%. At December 31, 2005, the current yield on our Agency MBS was 4.64% based on a weighted average coupon of 4.73% divided by the average amortized cost of 101.9%.

We analyze our MBS and the extent to which prepayments impact the yield of the securities. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Other MBS

Belvedere Trust’s portfolio of Other MBS at fair value includes securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $147 million backed by 33.0% hybrid, 66.6% adjustable-rate and 0.4% fixed-rate mortgages by carrying value. This amount includes approximately $24.4 million in securities that were retained from Belvedere Trust’s first securitization (accounted for as a sale) during the first quarter of 2004 consisting of $15.6 million in securities rated AAA, $7.0 million in other investment grade securities and $1.8 million in non-investment grade securities. The remaining balance of approximately $122.9 million were securities that were purchased from major issuers and consist of $108.8 million in investment grade securities and $14.1 million in non-investment grade securities.

The non-investment grade securities include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.7 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. As of September 30, 2006, Belvedere Trust has incurred $17 thousand in credit losses on these securities.

At September 30, 2006, Belvedere Trust’s portfolio of Other MBS had a weighted average coupon of 6.18%.

At September 30, 2006, the average amortized cost of Belvedere Trust’s Other MBS was 88.43%.

Residential Real Estate Loans

Residential real estate loans held for securitization and held in securitization trusts are reflected in the consolidated financial statements at their amortized cost. At September 30, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$—	$1,798,807	$1,798,807
Principal receivable	—	11	11
Unamortized premium and expenses	—	33,457	33,457

Carrying value	$—	$1,832,275	$1,832,275

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium and expenses	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At September 30, 2006, Belvedere Trust’s residential real estate loan portfolio had a weighted average coupon of 6.06%.

At September 30, 2006, the average amortized cost of Belvedere Trust’s residential real estate loan portfolio was 101.64%.

At September 30, 2006, Belvedere Trust’s residential real estate loan portfolio was $1.83 billion, consisting of securitized loans. There were no loans pending securitization. The residential real estate loan portfolio consisted of 4,931 loans with an average loan balance of $365 thousand. The securitized residential real estate loans serve as collateral for $1.6 billion of MBS issued and $205.9 million of repurchase agreement financings. More detailed information on Belvedere Trust’s residential real estate loans is included in Note 4 to the consolidated financial statements.

At December 31, 2005, Belvedere Trust’s residential real estate loan portfolio was $2.5 billion, consisting of securitized loans of $2.5 billion and loans pending securitization of $613 thousand. The residential real estate loan portfolio consisted of 6,769 loans with an average loan balance of $362 thousand. The weighted average coupon on whole loans which have been securitized was 5.54% at December 31, 2005. The securitized residential real estate loans serve as collateral for $2.07 billion of MBS issued and $359 million of repurchase agreement financings.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined in FASB 133 and FASB 138, with an aggregate notional amount of $700 million and a weighted average maturity of 2.9 years. As we increased our investment in fixed-rate Agency MBS and the related financings are short-term repurchase agreements, we entered into these swap agreements to manage our interest rate risk. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2006, there were unrealized gains of approximately $3.7 million on our swap agreements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS portfolio, which totaled $4.23 billion at September 30, 2006 and Belvedere Trust’s repurchase agreements, which totaled $321 million at September 30, 2006. Our other significant source of funds for the three months ended September 30, 2006 consisted of payments of principal from our Agency MBS portfolio, Belvedere Trust’s Other MBS and Belvedere Trust’s residential real estate loans in the amounts of $362.8 million, $3.8 million and $176.0 million, respectively.

Relative to our Agency MBS portfolio, as of September 30, 2006, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from three months to 12 months. Belvedere Trust enters into its own repurchase agreements. As of September 30, 2006, other than one repurchase agreement that resets monthly based on one-month LIBOR, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from two days to 36 months. On September 30, 2006, we had borrowing arrangements with 22 different financial institutions and had borrowed funds under repurchase agreements with 12 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2006.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three and nine months ended September 30, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. To date, Belvedere Trust transferred approximately $3.8 billion of residential real estate loans to securitization trusts. These transactions (except for the first transaction which is more fully described in Note 3 to the accompanying consolidated financial statements) utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the residential real estate loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

During the three months ended September 30, 2006, we had raised approximately $79 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended September 30, 2006, we did not issue any shares of Series A Preferred Stock.

At September 30, 2006, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $400 million in financing secured by single-family mortgage loans. At September 30, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

At September 30, 2006, Belvedere Trust had no commitments to acquire MBS.

During the three months ended September 30, 2006, we did not repurchase any shares of our common stock (as more fully described in Note 9 to the accompanying consolidated financial statements).

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at September 30, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,231,544	$4,231,544	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	320,798	257,898	62,900	—	—
MBS issued(2)	1,562,781	390,695	512,788	288,443	370,855
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	118	65	53	—	—

Total(4):	$6,152,621	$4,880,202	$575,741	$288,443	$408,235

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. These estimates may change significantly from the amounts presented above.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as described in Note 7 to the accompanying consolidated financial statements.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
MBS issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4):	$6,637,702	$4,966,070	$760,830	$382,122	$528,680

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements, leases with affiliates and incentive compensation agreements which are more fully described in Note 10 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Belvedere Trust’s Other MBS which are carried on our balance sheet at fair value rather than historical cost. Residential real estate loans are held for investment and carried at historical amortized cost. Based upon these treatments, our total equity base at September 30, 2006 was $489.7 million. Common stockholders’ equity was approximately $442.8 million, or $9.75 book value per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale Agency MBS was $55.4 million, or 1.2% of the amortized cost of Agency MBS, at September 30, 2006. This, along with “Accumulative other comprehensive gain, derivatives,” of $3.7 million, and “Accumulative other comprehensive loss, Other MBS,” of $0.8 million, constitute the total “Accumulative other comprehensive loss” of $52.5 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements. In preparing these consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

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

Interest income on our mortgage-related assets is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Interest income on Belvedere Trust’s Other MBS is determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

Allowance for Loan Losses

We establish and maintain an allowance for estimated loan losses inherent in our residential real estate loan portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on our residential real estate loans is established by taking loan loss provisions through our Consolidated Statements of Income.

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our MBS are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Belvedere Trust’s Other MBS are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified SPEs (such as REMIC trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. Therefore, we consolidate these non-qualified SPEs. In addition, we consolidate our interests in loans financed through warehouse agreements where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote (Note 4 to the accompanying consolidated financial statements).

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the derivative is affected by the variability of cash flows of the hedged transaction (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period income.

We formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting.

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

In connection with its loan acquisitions, Belvedere Trust enters into forward loan purchase commitments. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. Both of these are treated as derivatives, carried at fair value, and any changes in fair value are recognized in current-period income.

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through our Belvedere Trust subsidiary. We finance the mortgage loans with short-term debt (see Note 6 to the accompanying consolidated financial statements) until a sufficient quantity has been accumulated for securitization into MBS in order to obtain long-term financing and to enhance liquidity. While all mortgage loans are acquired with the intention of securitizing them, we may not be successful in our efforts to securitize the loans into MBS. Our residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Premiums or discounts are amortized into current operations using the effective interest yield method, as adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91.

To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Freddie Mac, Fannie Mae and Ginnie Mae, or to secondary market standards for high credit-quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loan associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

Belvedere Trust maintains an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance is included in “Allowance for loan losses” on the Consolidated Balance Sheets.

Income Taxes

Other than BT Finance, as noted below, our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary and may be liable for corporate income tax expenses.

Subsequent Events

On October 11, 2006, we declared a common stock dividend of $0.02 per share which is payable on November 10, 2006 to our common stockholders of record as of the close of business on October 31, 2006.

On October 11, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on January 15, 2007 to our preferred stockholders of record as of the close of business on December 31, 2006.

On October 11, 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us.

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

We fund the purchase of a substantial portion of our adjustable-rate mortgage-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our mortgage-related assets. Thus, we anticipate that, in most cases, the interest rate indices and repricing terms of our mortgage-related assets and our funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate mortgage-related assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

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

At September 30, 2006, our Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$787,237	16.9%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	309,400	6.7%	1,639,200	38.7%
Greater than 3 months and less than 1 year	1,030,565	22.1%	2,592,344	61.3%
Greater than 1 year and less than 2 years	520,805	11.2%	—	—
Greater than 2 years and less than 3 years	737,809	15.9%	—	—
Greater than 3 years and less than 5 years	1,267,131	27.2%	—	—

Total:	$4,652,947	100.0%	$4,231,544	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2005, our Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$459,715	10.2%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	459,456	10.1%	2,087,310	50.9%
Greater than 3 months and less than 1 year	1,028,930	22.7%	2,012,100	49.1%
Greater than 1 year and less than 2 years	998,882	22.1%	—	—
Greater than 2 years and less than 3 years	941,552	20.8%	—	—
Greater than 3 years and less than 5 years	636,148	14.1%	—	—

Total:	$4,524,683	100.0%	$4,099,410	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At September 30, 2006, Belvedere Trust’s Other MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$579	0.4%	—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	98,160	66.6%	84,783	73.8%
Greater than 3 months and less than 1 year	14,990	10.2%	14,133	12.3%
Greater than 1 year and less than 2 years	12,909	8.7%	15,970	13.9%
Greater than 2 years and less than 3 years	—	—	—	—
Greater than 3 years and less than 5 years	20,788	14.1%	—	—

Total:	$147,426	100.0%	$114,886	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2005, Belvedere Trust’s Other MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Assets(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$520	0.5%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	43,923	45.8%	51,378	72.9%
Greater than 3 months and less than 1 year	—	—	9,600	13.6%
Greater than 1 year and less than 2 years	20,088	20.9%	9,500	13.5%
Greater than 2 years and less than 3 years	13,787	14.4%	—	—
Greater than 3 years and less than 5 years	17,611	18.4%	—	—

Total:	$95,929	100.0%	$70,478	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

Belvedere Trust has implemented an interest rate risk management program intended to protect its portfolio of mortgage-related assets and the related debt against the effects of major interest rate changes. Belvedere Trust primarily uses securitization transactions to manage the interest rate risk of its mortgage portfolio. The payments due on the securities generally match the cash flow from the underlying mortgage loans. Belvedere Trust’s interest rate risk management program is formulated with the intent to offset, to some extent, the potential adverse effects resulting from rate adjustment limitations on its portfolio of mortgage-related assets and the differences between interest rate adjustment indices and interest rate adjustment periods of its adjustable-rate mortgage-related assets and related borrowings. Belvedere Trust finances certain of its retained and acquired securities with repurchase agreements which have different adjustment periods than the related assets. As part of its interest rate risk management program, Belvedere Trust has entered into term repurchase agreements that fix the rate of interest or, in some cases, cap the rate of interest on a portion of the borrowings secured by Belvedere Trust’s mortgage-related assets.

Market Value Risk

Substantially all of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2006, our agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 27 months, while our borrowings had a weighted average term to next rate adjustment of 118 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 284 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (as what has occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At September 30, 2006, we had unrestricted cash of $2.5 million, $177.3 million in unpledged Agency MBS and $14.1 million in unpledged Other MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments of adjustable-rate mortgage loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans underlying MBS. The purchase prices of MBS are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for MBS. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any MBS purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new MBS to replace the prepaid MBS, our financial condition, cash flows and results of operations could be harmed.

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

Tabular Presentation

Agency MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at September 30, 2006, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	-1,620%	0.4%
–1.0%	200%	0.5%
0%	—	—
1.0%	-2,020%	-1.6%
2.0%	-4,330%	-3.8%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 54% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at September 30, 2006. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At September 30, 2006, the aggregate notional amount of the interest rate swap agreements was $700 million and the weighted average maturity was 2.9 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	-1,110%	1.1%
–1.0%	60%	0.9%
0%	—	—
1.0%	-3,460%	-2.0%
2.0%	-6,420%	-4.6%

Other MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at September 30, 2006. Changes in Projected Portfolio Value equals the change in value of the assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other MBS”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and, therefore, are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	271%	-0.3%
–1.0%	144%	-0.4%
0%	—	—
1.0%	-158%	-1.2%
2.0%	-246%	-3.0%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28.6% to 32.4% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at September 30, 2006. Actual results could differ significantly from those estimated in the table.

General

Many assumptions are made to present the information in the above tables and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes;

therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us and Belvedere Trust. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

Relative to our investment grade Agency MBS, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

•	The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•	A majority of our borrowings are secured by our mortgage-related assets, generally under repurchase agreements. A decline in the market value of the mortgage-related assets used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell mortgage-related assets under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the MBS, we would experience losses.

•	A default of a mortgage-related asset that constitutes collateral for a repurchase agreement or whole loan financing facility could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

•	To the extent we are compelled to liquidate qualified REIT assets to repay debts, our compliance with the REIT rules regarding our assets and our sources of income could be affected, which could jeopardize our status as a REIT. Losing our REIT status would cause us to lose tax advantages applicable to REITs and may decrease our overall profitability and distributions to our stockholders.

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

These officers and employees are involved in investing both our assets and approximately $4.3 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management, the company that manages the day-to-day operations of Belvedere Trust, our mortgage loan subsidiary, and Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA, BT Management and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with accounting rules, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current operations.

Furthermore, rising interest rates generally reduce the demand for consumer credit, including mortgage loans. Interest rates had been at record low levels in recent years. The Mortgage Bankers Association of America has projected that residential mortgage loan originations will decrease for the remainder of 2006 and for a period thereafter, primarily due to an anticipated decrease in refinancings caused by rising interest rates. In a period of rising interest rates, we expect to acquire and securitize fewer loans, which would harm parts of our business, revenues and results of operations, which could adversely affect the amount of cash available for distribution to you.

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

Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of one or more types of mortgage-related assets in which our portfolio is concentrated may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. This requirement for additional collateral may compel us to liquidate our assets at a disadvantageous time, thus harming our operating results and net profitability.

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

We engage in hedging activity. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of MBS and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, Chairman, President and Chief Executive Officer; Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director; Thad M. Brown, Chief Financial Officer, Treasurer and

Secretary; Charles J. Siegel, Senior Vice President-Finance; Evangelos Karagiannis, Vice President; and Bistra Pashamova, Vice President. Belvedere Trust’s key officers are Claus Lund, Belvedere Trust’s President and Chief Executive Officer, and Russell Thompson, Belvedere Trust’s Chief Financial Officer and Treasurer. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

Risk Related Primarily to Anworth’s Business

Interest rate mismatches between our adjustable-rate MBS and our borrowings used to fund our purchases of these assets may reduce our income during periods of changing interest rates.

We fund most of our acquisitions of adjustable-rate MBS with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our MBS. Accordingly, if short-term interest rates increase, this may harm our profitability.

Most of the MBS we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases, the interest rate indices and repricing terms of the MBS that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2006, our agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 27 months, while our borrowings had a weighted average term to next rate adjustment of 118 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 284 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•	We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At September 30, 2006, substantially all of our MBS had been acquired at a premium.

•	We anticipate that a substantial portion of our adjustable-rate MBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new MBS similar to the prepaid MBS, our financial condition, results of operation and cash flow would suffer.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While we seek to minimize prepayment risk to the extent practical, in selecting investments, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At September 30, 2006, 17% of our MBS were fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate

MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At September 30, 2006, approximately 83% of our Agency MBS were adjustable-rate securities.

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

New assets may not generate yields as attractive as we have experienced historically. Business conditions, including credit results, prepayment patterns and interest rate trends in the future, are unlikely to be as favorable as they have been for the last few years.

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

Our MBS have primarily been agency certificates that, although not rated, carry an implied AAA rating. Agency certificates are MBS where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Freddie Mac and Fannie Mae are government-sponsored enterprises and securities guaranteed by these entities are not guaranteed by the United States government. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality MBS. If we acquire MBS of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities or the securities of Fannie Mae and Freddie Mac.

Risk Related Primarily to Belvedere Trust’s Business

Belvedere Trust’s inability to complete an initial public offering or to secure alternate sources of equity could materially harm its business and results.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering up to $100 million of its common stock in connection with a contemplated IPO. In December 2005, after discussions with the underwriters, Anworth and Belvedere Trust determined that the IPO would be delayed due to current market conditions. Should Belvedere Trust be unable to complete an IPO or obtain alternate sources of equity, its ability to acquire mortgage-related assets would be materially harmed and, as a result, its business and results from operations could be materially negatively affected.

Belvedere Trust’s use of short-term debt exposes us to liquidity, market value and securitization execution risks that could result in harm to our financial condition.

In order to continue its securitization operations, Belvedere Trust requires access to short-term debt to finance loan inventory accumulation prior to sale to securitization entities. In times of market dislocation, this type of short-term debt might become unavailable from time to time. During such periods, Belvedere Trust would have to reduce the volume of its holdings and the number of securitizations that it undertakes. Belvedere Trust uses the inventory of assets it acquires to collateralize the debt. The debt is recourse to Belvedere Trust and if the market value of the collateral declines, Belvedere Trust may need to use its liquidity to increase the amount of collateral pledged to secure the debt or to reduce the debt amount.

Belvedere Trust’s payment of commitment fees and other expenses to secure borrowing lines may not protect it from liquidity issues or losses. Variations in lenders’ ability to access funds, lender confidence in Belvedere Trust, lender collateral requirements, available borrowing rates, the acceptability and market values of Belvedere Trust’s collateral and other factors could force Belvedere Trust to utilize its liquidity reserves or to sell assets and thus could harm its liquidity, financial soundness and earnings.

If Belvedere Trust is unable to complete securitizations or experiences delayed mortgage loan sales or securitization closings, it could face a liquidity shortage, which would harm our operating results.

Belvedere Trust relies significantly upon securitizations to generate cash proceeds to repay borrowings and replenish its borrowing capacity. If there is a delay in a securitization closing or any reduction in its ability to complete securitizations, Belvedere Trust may be required to utilize other sources of financing which, if available at all, may not be on similar terms. In addition, delays in closing mortgage sales or securitizations of our mortgage loans increase its risk by exposing it to credit and interest rate risks for this extended period of time. Several factors could harm Belvedere Trust’s ability to complete securitizations of its mortgage loans including, among others, the following:

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

At September 30, 2006, approximately 53% of the residential real estate loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or hurricane, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s MBS. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business including Belvedere Trust’s ability to securitize mortgage loans.

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

While Belvedere Trust securitizes the loans it acquires in order to improve its access to financing, it bears the risk of loss on any loans that it acquires and which it subsequently securitizes. Belvedere Trust has risk of loss for all loans and other mortgage-related assets it holds on its balance sheet. Belvedere Trust acquires loans and other mortgage-related assets that are typically not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, Belvedere Trust is subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan and any premium paid for the loan. In the event of a default on any such loans that Belvedere Trust holds, Belvedere Trust would bear the loss of principal between the realized value of the mortgaged property and the principal amount of the loan as well as foreclosure costs and the loss of interest. We have not established any limits upon the geographic concentration or the credit quality of suppliers of the mortgage loans that Belvedere Trust acquires.

Belvedere Trust’s efforts to manage credit risk may not be successful in limiting delinquencies and defaults in underlying loans or losses on its investments.

At September 30, 2006, approximately 2.39% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred losses to date of $251 thousand. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.215% of the original loan balances. This analysis is based on factors related to borrower credit, such as Fair, Isaac and Company (FICO) score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than Belvedere Trust anticipates. Despite its efforts to manage credit risk, there are many aspects of credit that it cannot control and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. At September 30, 2006, 38% of Belvedere Trust’s loans allowed for negative amortization. If loans become real estate owned, servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

Belvedere Trust requires a significant amount of capital and if it is not available, its business and financial performance could be significantly harmed.

Belvedere Trust requires substantial capital to fund its loan acquisitions, to pay its loan acquisition expenses and to hold its loans prior to securitization. Pending sale or securitization of a pool of mortgage loans, Belvedere Trust acquires mortgage-related assets that it expects to finance through borrowings from whole loan financing facilities and repurchase agreements. It is possible that its lenders could experience changes in their ability to advance funds to us, independent of Belvedere Trust’s performance or the performance of its loans. Belvedere Trust anticipates that its repurchase agreements will be dependent on the ability of counterparties to re-sell Belvedere Trust’s obligations to third parties. If there is a disruption of the repurchase market generally, or if one of Belvedere Trust’s counterparties is itself unable to access the repurchase market, Belvedere Trust’s access to this source of liquidity could be harmed. Capital could also be required to meet margin calls under the terms of Belvedere Trust’s borrowings in the event that there is a decline in the market value of the loans that collateralize its debt, the terms of short-term debt become less attractive, or for other reasons. Any of these events would harm Belvedere Trust’s operating results, liquidity, financial condition and earnings.

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. Belvedere Trust has, as of September 30, 2006, fully invested all of the proceeds of our investment. New investments are made by Belvedere Trust as capital is freed up from scheduled and unscheduled principal payments of its mortgage assets. Belvedere Trust monitors its portfolio on an ongoing basis and, to the extent it is deemed appropriate, securities may be sold and other investments made. If it is unable to sell additional securities on reasonable terms or at all, or it is not able to access external sources of capital, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

Residential mortgage loan delinquencies, defaults and credit losses could reduce Belvedere Trust’s ability to complete securitizations, which could expose Belvedere Trust to risk from holding loans longer than expected.

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential MBS. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet, which may change its risk profile with regard to credit and interest rate risk. At September 30, 2006, by outstanding principal balances, approximately 1.25% of the residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.34% were 60 days delinquent and approximately 0.80% were 90 days delinquent.

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

In connection with securitizations, Belvedere Trust makes representations and warranties regarding the mortgage-related assets transferred into securitization trusts. The trustee in the securitizations has recourse to Belvedere Trust with respect to the breach of the standard representations and warranties regarding the loans made at the time such mortgage-related assets are transferred. While Belvedere Trust generally has recourse to its loan originators for any such breaches, there can be no assurance of the originators’ abilities to honor their respective obligations. Belvedere Trust attempts to generally limit the potential remedies of the trustee to the potential remedies Belvedere Trust receives from the originators from whom Belvedere Trust acquired the mortgage loans. However, in some cases, the remedies available to the trustee may be broader than those available to Belvedere Trust against the originators of the mortgage-related assets and, should the trustee enforce its remedies against Belvedere Trust, it may not always be able to enforce whatever remedies it has against its loan originators. Furthermore, if Belvedere Trust discovers, prior to the securitization of a loan, that there is any fraud or misrepresentation with respect to the mortgage and the originator fails to repurchase the mortgage, then Belvedere Trust may not be able to sell the mortgage or may have to sell the mortgage at a discount.

The mortgage-related assets Belvedere Trust owns expose it to concentrated risks and thus are likely to lead to variable returns.

Belvedere Trust’s permanent asset portfolio produces a significant amount of its revenue. It consists principally of mortgage loans that have been securitized by Belvedere Trust and, to a lesser extent, securities acquired from securitizations sponsored by others. The mortgage-related assets Belvedere Trust owns employ a high degree of internal structural leverage that concentrates risk into the assets that Belvedere Trust acquires. No amount of risk management or mitigation can change the variable nature of cash flows, market values and financial results generated by concentrated risks in Belvedere Trust’s mortgage-related investments which, in turn, can result in variable returns to Belvedere Trust. Due to the concentration of risks, the assets Belvedere Trust holds may be exposed to greater credit, interest rate and prepayment risk.

The success of Belvedere Trust’s business will depend upon its ability to determine that mortgage loans are serviced effectively.

The success of Belvedere Trust’s mortgage loan business will depend to a great degree upon its ability to determine that its mortgage loans are serviced effectively. In general, it is Belvedere Trust’s intention to acquire loans “servicing retained,” where the loans will be serviced by the originating or selling institution. Belvedere Trust has no experience servicing a portfolio of loans. In those instances where Belvedere Trust is required to purchase the servicing of a loan portfolio in order to acquire a portfolio with desirable attributes, Belvedere Trust will be required to sell the servicing rights, implement a servicing function or transfer the servicing of the loans to a third party with whom Belvedere Trust has established a sub-servicing relationship. We cannot assure you that Belvedere Trust will be able to service the loans or effectively supervise a sub-servicing relationship according to industry standards. Failure to service the loans properly will harm Belvedere Trust’s business and operating results. Prior to either building the servicing capabilities that Belvedere Trust may require or acquiring an existing servicing operation that has such capabilities, if ever, Belvedere Trust has contracted with an experienced servicer of the type of loans it acquires to “sub-service” its loans. The fees paid to such subservicer will reduce, to a certain extent, the revenue Belvedere Trust is able to retain from its mortgage loans and Belvedere Trust’s net interest income will be reduced and at risk, depending on the effectiveness of the servicing company.

Belvedere Trust acquires and owns “interest-only” loans which expose it to increased risk of default.

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At September 30, 2006, 40% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest-only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, its operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. At September 30, 2006, approximately 61% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 18% had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

Belvedere Trust has acquired non-investment grade securities which bear a greater risk of credit losses.

Belvedere Trust has acquired non-investment grade securities which include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.7 billion. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

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

We believe that, since our IPO in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. Furthermore, Congress or the Internal Revenue Service, or IRS, might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

•	we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders; and

•	unless we were entitled to relief under applicable statutory provisions, we could be disqualified from treatment as a REIT for the subsequent four taxable years following the year during which we lost our qualification and thus our cash available for distribution to stockholders would be reduced for each of the years during which we do not qualify as a REIT.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities.

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our MBS and other assets including our stock in Belvedere Trust, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

Complying with REIT requirements may limit our ability to hedge effectively.

The REIT provisions of the Code may substantially limit our ability to hedge MBS and related borrowings by requiring us to limit our income in each year from qualifying and non-qualifying hedges, together with any other income not generated from qualified sources, to less than 25% of our gross income. In addition, we must limit our aggregate income from non-qualifying hedging, fees and certain other non-qualifying sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we may in the future have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our Chief Executive Officer and our other four highest paid officers exceeds $1 million for any such officer for any calendar year under Section 162(m) of the Code. Since payments under our 2002 Incentive Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under the 2002 Incentive Plan to certain of our officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our MBS at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 reduced the maximum United States federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

If Belvedere Trust fails to qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we may lose our REIT status.

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock and Belvedere Trust does not qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust. In the event of a more than de minimis failure of the 20% asset test occurring in taxable years after 2004, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the 20% asset test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed the 20% asset test. If there is more than a de minimis failure of the 20% asset test occurring in taxable years after 2004 and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

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

We conduct a portion of our business, including securitizations, through taxable REIT subsidiaries, such as BT Finance. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes and our income from, and investments in, our taxable REIT subsidiaries generally does not constitute permissible income and investments for these tests. While we attempt to determine that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arms’-length in nature.

The tax imposed on REITs engaging in “prohibited transactions” will limit our ability to engage in transactions, including certain methods of securitizing loans, which would be treated as sales for federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property but including any mortgage loans, held in inventory primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to sell a loan or securitize loans in a manner that was treated as a sale of such inventory for federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, we may choose not to engage in certain sales of loans other than through a taxable REIT subsidiary and may limit the structures we utilize for our securitization transactions even though such sales or structures might otherwise be beneficial for us. In addition, this prohibition may limit our ability to restructure our investment portfolio of mortgage loans from time to time, even if we believe that it would be in our best interest to do so.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

We believe that we conduct our business in a manner that allows us to avoid being regulated as an investment company under the Investment Company Act of 1940, as amended. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as planned. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, qualification for this exemption generally requires us to maintain at least 55% of our assets directly in qualifying real estate interests. MBS that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and thus may not qualify for purposes of the 55% requirement. Therefore, our ownership of these MBS is limited by the Investment Company Act. In meeting the 55% requirement under the Investment Company Act, we treat as qualifying interests MBS issued with respect to an underlying pool for which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on MBS that could be purchased in a manner consistent with the exemption.

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

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage loans or MBS securing those debt obligations. For example, we may engage in non-REMIC CMO securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these transactions give rise to excess inclusion income that should be allocated among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

Misplaced reliance on legal opinions or statements by issuers of MBS and government securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing MBS and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute REIT real estate assets for purposes of the REIT asset tests and produce income that qualifies under the REIT income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

Additional Risk Factors

We may not be able to use the money we raise to acquire investments at favorable prices.

We intend to seek to raise additional capital from time to time if we determine that it is in our best interests and the best interests of our stockholders, including through public offerings of our stock. The net proceeds of any offering could represent a significant increase in our equity. Depending on the amount of leverage that we use, the full investment of the net proceeds of any offering might result in a substantial increase in our total assets. There can be no assurance that we will be able to invest all of such additional funds in mortgage-related assets at favorable prices. We may not be able to acquire enough mortgage-related assets to become fully invested after an offering, or we may have to pay more for MBS than we have historically. In either case, the return that we earn on stockholders’ equity may be reduced.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted four unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit these entities to hold up to 20.00%, 20.00%, 17.04% and 15.15% of our Series A Cumulative Preferred Stock, respectively.

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

Provisions contained in our charter and bylaws, as well as Maryland corporate law, may have anti-takeover effects that delay, defer or prevent a takeover attempt, which may prevent stockholders from receiving a “control premium” for their shares. For example, these provisions may defer or prevent tender offers for our common stock or purchases of large blocks of our common stock, thereby limiting the opportunities for our stockholders to receive a premium for their common stock over then-prevailing market prices. These provisions include the following:

•	Ownership limit. The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without our permission.

•	Preferred Stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

•	Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.

•	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Cumulative Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Cumulative Preferred Stock. The Series A Cumulative Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Cumulative Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Cumulative Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On October 11, 2006, we declared a common stock dividend of $0.02 per share which is payable on November 10, 2006 to our common stockholders of record as of the close of business on October 31, 2006.

On October 11, 2006, we declared a Series A Cumulative Preferred Stock dividend of $0.539063 per share which is payable on January 15, 2007 to our preferred stockholders of record as of the close of business on December 31, 2006.

On October 11, 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number	Description

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Third Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Fourth Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Second Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.17	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.18	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.19	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

Exhibit Number	Description

10.20	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.21	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.24	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.25	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.26	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.28	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.29	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.30	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.31	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.32	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.33	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

Exhibit Number	Description

10.34	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 8, 2006	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (authorized officer of registrant)

Dated: November 8, 2006	/S/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (principal accounting officer)