Form 10-K
period 2006-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2007-03-16
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of Incorporation Organization)	(I.R.S. Employer Identification No.)

1299 OCEAN AVENUE, 2ND FLOOR, SANTA MONICA, CALIFORNIA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Series A Cumulative Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	New York Stock Exchange
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock as of June 30, 2006 was approximately $425,933,049 (All officers and directors of the registrant are considered affiliates).

At March 9, 2007, the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding; 1,150,000 shares of Series B Cumulative Convertible Preferred Stock issued and outstanding; and 45,615,669 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2006

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors” at the end of Item 1A of this Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Annual Report on Form 10-K, “company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

PART I

Item 1.	BUSINESS

Overview

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities, or MBS, and residential mortgage loans that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or its sponsored enterprises such as Fannie Mae (FNM), Freddie Mac (FHLMC) or Ginnie Mae (GNMA). We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow.

On November 3, 2003, we formed our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust. Belvedere Trust acquires high credit-quality jumbo adjustable-rate and hybrid first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of the MBS while selling the balance to third parties in the secondary market. Belvedere Trust is externally managed by BT Management Company, L.L.C., or BT Management, a Delaware limited liability company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman, President and Chief Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee.

Our investments consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS; Non-Agency mortgage-backed securities, or Non-Agency MBS; Belvedere Trust’s residential real estate loans, or BT Residential Loans; and Belvedere Trust’s Other mortgage-backed securities, or BT Other MBS.

At December 31, 2006, we had total assets of $6.7 billion. Agency MBS portfolio, consisting of $4.7 billion, was distributed as follows: 26% agency adjustable-rate MBS; 58% agency hybrid adjustable-rate MBS; 16% agency fixed-rate MBS; and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Non-Agency MBS portfolio consisted of $107 million of floating-rate CMOs. BT Other MBS held at December 31, 2006 were approximately $163 million. Belvedere Trust had no mortgage loans held for securitization at December 31, 2006. Securitized mortgage loans were $1.7 billion. At December 31, 2006, Belvedere Trust’s assets comprised 28% of our overall assets, or approximately $1.9 billion in mortgage-related assets. Total equity at December 31, 2006 was $491 million. Common stockholders’ equity was approximately $444 million, or $9.74 per share. For the year ended December 31, 2006, we reported a net loss of $14.2 million. Net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share. This includes a net loss of $7.6 million on the sale of securities during 2006 and a net loss of $2.7 million for Belvedere Trust.

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

Our Strategy

Investment Strategy

Our strategy is to invest primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate MBS, high quality residential real estate loans and other mortgage-related assets. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the investment’s anticipated returns, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate. Mortgage loans may be purchased directly from originators or from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders.

Financing Strategy

We primarily finance the acquisition of MBS with short-term borrowings and, to a lesser extent, equity capital. We employ short-term borrowing to attempt to increase potential returns to our stockholders. Pursuant to our Capital and Leverage Policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

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

Belvedere Trust primarily finances its acquisition of residential real estate loans by issuing pass-through long-term debt through securitizations. The interest rates on the long-term debt are variable and are based either upon the interest rates on the underlying loan collateral or upon the London Interbank Offered Rate, or LIBOR. The maturities on the long-term debt are also based upon the maturities of the underlying mortgages. In addition, Belvedere Trust enters into whole loan financing facilities to finance its residential real estate loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans.

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

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•

Category I—At least 60% of our total assets will generally be adjustable- or fixed-rate MBS and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by the United States government or its agencies, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of real estate mortgage loans that have been deposited into a trust and have received a rating within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

•

Category II—At least 90% of our total assets will generally consist of Category I investments plus unsecuritized mortgage loans, mortgage securities rated at least “investment grade” by at least one nationally recognized statistical rating organization, or shares of other REITs or mortgage-related companies and the portion of real estate mortgage loans that have been deposited into a trust and have received an investment grade rating by at least one nationally recognized statistical rating organization.

•

Category III—No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities.

Under our Category III investment criteria, we may acquire other types of mortgage derivative securities including, but not limited to, interest-only, principal-only or other types of MBS that receive a disproportionate share of interest income or principal.

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade Agency and Non-Agency MBS, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity allocated to these investments. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with major lending institutions which we believe are financially sound and are approved by our board of directors.

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

Belvedere Trust principally employs securitization to finance its ownership of residential real estate loans.

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

Compliance with our Credit Risk Management Policy guidelines is determined at the time of purchase of mortgage assets based upon the most recent valuation utilized by us. Such compliance is not affected by events subsequent to such purchase including, without limitation, changes in characterization, value or rating of any specific mortgage assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us or Belvedere Trust.

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

•

attempting to structure our borrowing agreements relating to adjustable-rate mortgage-related assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year); and

•

actively managing, on an aggregate basis, the interest rate indices and interest rate adjustment periods of our mortgage-related assets compared to the interest rate indices and adjustment periods of our borrowings.

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

Our Investments

Mortgage-Backed Securities (MBS)

Pass-Through Certificates.    We principally invest in pass-through certificates, which are securities representing interests in pools of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly, in effect, “passing through” monthly payments made by the individual borrowers on the mortgage loans which underlie the securities, net of fees paid to the issuer or guarantor of the securities. Early repayment of principal on some MBS, arising from prepayments of principal due to sale of the underlying property, refinancing or foreclosure, net of fees and costs which may be incurred, may expose us to a lower rate of return upon reinvestment of principal. This is generally referred to as

“prepayment risk.” Additionally, if a security subject to prepayment has been purchased at a premium, the unamortized value of the premium would be lost in the event of prepayment.

Like other fixed-income securities, when interest rates rise, the value of a mortgage-backed security generally will decline. When interest rates are declining, however, the value of MBS with prepayment features may not increase as much as other fixed-income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of MBS and may have the effect of shortening or extending the effective maturity of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of MBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages later than anticipated. This is generally referred to as “extension risk.”

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers.

Collateralized Mortgage Obligations.    CMOs are MBS. Interest and principal on a CMO are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be United States government securities.

Other Types of MBS

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

Subordinated Interests.    We may acquire subordinated interests, which are classes of MBS that are junior to other classes of the same series of MBS in the right to receive payments from the underlying mortgage loans. The subordination may be for all payment failures on the mortgage loans securing or underlying such series of mortgage securities. The subordination will not be limited to those resulting from particular types of risks, including those resulting from war, earthquake or flood, or the bankruptcy of a borrower. The subordination may be for the entire amount of the series of mortgage-related securities or may be limited in amount.

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

Other Mortgage-Related Assets

Mortgage Loans.    We also acquire and accumulate mortgage loans through Belvedere Trust as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality MBS in order to enhance their value and liquidity. We anticipate that any mortgage loans that Belvedere Trust acquires and does not immediately securitize, together with Belvedere Trust’s investments in BT Other MBS that are not Category I assets, will not constitute more than 40% of our total mortgage-related assets at any time. Mortgage loans are acquired with the intention of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, Belvedere Trust may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us and Belvedere Trust will generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

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

Belvedere Trust Mortgage Corporation

Belvedere Trust’s Business

Belvedere Trust is in the business of acquiring, owning and securitizing residential real estate loans with a focus on high credit-quality jumbo adjustable-rate and hybrid first-lien mortgages. Belvedere Trust also acquires and owns other mortgage-related assets including subordinated securities from other issuers. Belvedere Trust, through taxable REIT subsidiaries and qualified REIT subsidiaries, acquires mortgage loans and other mortgage-related assets from various originators and suppliers of mortgage-related assets throughout the United States. Belvedere Trust has built relationships with a diversified network of mortgage loan originators including savings and loan associations, banks and mortgage bankers. Belvedere Trust’s sourcing and analytical efforts determine the quality, consistency and volume of loans and other mortgage-related assets that it purchases. Belvedere Trust targets the types and attributes of the mortgage loans it seeks to acquire and holds these mortgage loans until a sufficient quantity has been accumulated for securitization into high-quality MBS.

Our Strategy for Belvedere Trust

Operating Strategy.    Our operating strategies for Belvedere Trust include:

•

targeting mortgages and other mortgage-related assets from the high credit-quality niche segment of the first-lien jumbo, adjustable-rate and hybrid mortgage markets and first-lien mortgage markets where superior risk-adjusted returns may be available;

•	continuing to develop comprehensive mortgage investment tools and discipline to support our asset acquisition, portfolio management and risk management activities; and

•	further developing the infrastructure to implement our business plan and obtaining the scaling benefits of managing a large portfolio of residential real estate loan assets.

We believe our strategy for Belvedere Trust currently provides it with certain competitive advantages including the fact that:

•	by not originating or servicing mortgages itself, Belvedere Trust limits its fixed expenses and reduces overhead costs;

•

Belvedere Trust has agreements in place with a number of mortgage originators which we believe provide Belvedere Trust with stable product sourcing while simultaneously allowing Belvedere Trust to maintain consistent quality controls;

•	Belvedere Trust securitizes large pools of mortgages and, out of the larger pools of collateral, retains securities which have features that specifically benefit our investment strategy; and

•

Belvedere Trust has included in its portfolio securities from its own securitizations. We believe that the ability to select the mortgages that constitute collateral for the securitizations promotes a consistent quality profile and provides Belvedere Trust with greater certainty regarding expected performance.

Financing Strategy.    Belvedere Trust leverages its capital allocated to residential real estate loan investment by borrowing funds through short-term and long-term secured debt facilities. Our goal for Belvedere Trust is to use leverage prudently as dictated by our integrated risk management strategy to enhance spread income and returns to stockholders. The cornerstone of our long-term residential real estate loan finance strategy is securitization of our residential real estate loans. Securitization materially limits liquidity risks and potentially maximizes risk-adjusted returns on capital.

To facilitate the financing of some of the mortgage-related assets which Belvedere Trust owns, it had in place, at December 31, 2006, a variety of short-term borrowing arrangements including repurchase agreements with 10 dealers. At December 31, 2006, Belvedere Trust also had one whole loan financing facility with a credit limit of $400 million. When it purchases residential real estate loans, Belvedere Trust typically funds them through a whole loan financing facility where it earns a spread until the loans are securitized. To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures contracts.

Securitization Activities

Belvedere Trust is a qualified REIT subsidiary, but structures securitization transactions primarily through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporation taxation) which, in turn, establish special purpose entities, or SPEs, that issue securities through real estate mortgage investment conduit, or REMIC, trusts. The principal business activity involves issuing various series of long-term debt (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each long-term debt series is the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss is limited to its net investment in the collateral.

Belvedere Trust sells a portion of the MBS to third parties in the secondary market while retaining the balance. The MBS retained by Belvedere Trust are purchased by one of its qualified REIT subsidiaries to maximize tax efficiency on the interest income on those securities. Belvedere Trust has, to date, retained the majority of the subordinate securities and certain of the senior securities from its securitizations. From its formation through December 31, 2006, Belvedere Trust had securitized a total of $3.8 billion of mortgage loans. Through December 31, 2006, MBS with an initial balance of approximately $3.4 billion had been sold to third parties. The balance, $337 million of original principal, has been retained by a qualified REIT subsidiary of Belvedere Trust. Some of the securities retained by Belvedere Trust have been financed with short-term repurchase agreements.

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators including banks and other mortgage lenders. During the year ended December 31, 2006, Belvedere Trust did not transfer any residential real estate loans to securitization trusts. During the year ended December 31, 2005, Belvedere Trust transferred approximately $1.4 billion of residential real estate loans to securitization trusts pursuant to pooling and third party servicing agreements. These transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization, and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “Mortgage-backed securities issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In accordance with our investment guidelines, Belvedere Trust has the opportunity to invest in asset classes other than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring residential real estate loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production decreases. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what Belvedere Trust typically has done for the acquisition of whole loans intended for its own securitizations. It is Belvedere Trust’s intent to securitize whole loans again under its shelf registration statement when the price of residential real estate loans relative to securitization execution makes it feasible again.

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter, subject to offset for accrued negative incentive compensation. For the years ended December 31, 2006, 2005 and 2004, Belvedere Trust paid BT Management incentive compensation of $0, $792 thousand and $714 thousand, respectively. At December 31, 2006, there was a negative compensation accrual carried forward of $2.2 million.

Competition

When we invest in MBS, mortgage loans and other investment assets, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

Employees

As of December 31, 2006, Anworth had twelve employees, seven of whom were part-time, and BT Management had six full-time employees who performed substantially all of their duties for Belvedere Trust.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, 2nd Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Web Site

Our web site address is www.anworth.com. We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports available, free of charge, on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission, or the SEC. In addition, we post the following information on our web site:

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Securities Exchange Act of 1934;

•	our corporate governance guidelines; and

•	charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

In the event of more than de minimis failure of any of the asset tests occurs in a taxable year, as long as the failure was due to reasonable cause and not to willful neglect and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we will pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy any of the asset tests.

In the event of a failure to satisfy one or more requirements for REIT qualification occurring in a taxable year, other than the gross income tests and the asset tests, as long as such failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50 thousand for each such failure.

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

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•

We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC), or the “75% gross income test;” and

•

We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing, or the “95% gross income test.”

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

For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to its capital interest in such entity, and is deemed to have earned the income earned by any qualified REIT subsidiary (in general, a 100%-owned corporate subsidiary of a REIT). Our qualified REIT subsidiary, BT Management Holding Corporation, a Delaware corporation, owns a 50% interest in the profits, losses and capital of BT Management which is taxed as a partnership for federal income tax purposes. Belvedere Trust has entered into a management agreement with BT Management which manages Belvedere Trust’s investments and performs administrative services for Belvedere Trust. So long as BT Management Holding Corporation is a qualified REIT subsidiary of ours and it owns an interest in BT Management, we will be treated, for federal income tax purposes, as directly owning BT Management Holding Corporation’s proportionate share of the assets, liabilities and income of BT Management for purposes of determining our compliance with the REIT qualification tests. Certain of BT Management’s gross income (for example, management fee income under the management agreement with Belvedere Trust) will not be qualifying income under the 75% or 95% tests described above. Accordingly, we may decide to make a taxable REIT subsidiary election for BT Management Holding Corporation in the future if we believe that such non-qualifying income will jeopardize our ability to satisfy the 75% or 95% income tests. If we make a taxable REIT subsidiary election for BT Management Holding Corporation, its proportionate share of BT Management’s gross income will not be treated as our gross income for purposes of our REIT qualification tests, but BT Management Holding Corporation’s taxable income will be subject to corporate level income tax. Any dividends paid to us by BT Management Holding Corporation, while it is a taxable REIT subsidiary, will be qualifying income for purposes of our satisfaction of the 95% income test, but not the 75% test. Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends in any way on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

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

•

an amount that is based on the income or profits of a debtor as long as the debtor derives substantially all of its income from the real property securing the debt from leasing substantially all of its interest in the property and only to the extent that the amounts received by the debtor would be qualifying “rents from real property” if received directly by a REIT.

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

Interest on debt secured by a mortgage on real property or on interests in real property, including, for this purpose, discount points, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date the REIT agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property—that is, the amount by which the loan exceeds the value of the real estate that is security for the loan.

The interest, original issue discount and market discount income that we receive from our mortgage loans and MBS generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

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

Rents from Real Property.    We do not intend to acquire any real property, but we may acquire real property or an interest therein in the future. To the extent that we acquire real property or an interest therein, rents we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if the following conditions are met:

•

First, the amount of rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

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

It is our current intention that our securitizations of our residential real estate loans through our qualified REIT subsidiaries will not be treated as sales for tax purposes. If we were to transfer residential real estate loans to a REMIC, this transfer would be treated as a sale for tax purposes and the sale may be subject to the prohibited transactions tax. As a result, we intend to securitize our residential real estate loans through our qualified REIT subsidiaries only in non-REMIC transactions.

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

We cannot predict, however, whether in all circumstances we would qualify for the relief provisions. In addition, as discussed above, even if the relief provisions apply, we would incur a 100% tax on the gross income attributable to the greater of (i) the amount by which we fail the 75% gross income test or (ii) the amount by which 95% of our gross income exceeds the amount of our income qualifying under the 95% gross income test, multiplied, in either case, by a fraction intended to reflect our profitability.

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

For purposes of the second and third asset tests, the term “securities” does not include stock in another REIT, equity or debt securities of a qualified REIT subsidiary or taxable REIT subsidiary, mortgage loans that constitute real estate assets, or equity interests in a partnership. For purposes of the 10% value test, the term “securities” does not include:

•

“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled taxable REIT subsidiary (i.e., a taxable REIT subsidiary in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-”straight debt” securities that have aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

•

a contingency relating to the time of payment of interest or principal, as long as either (i) there is no change to the effective yield of the debt obligation other than a change to the annual yield that does not exceed the greater of 0.25% or 5% of the annual yield, or (ii) neither the aggregate issue price nor the aggregate face amount of the issuer’s debt obligations held by us exceeds $1 million and no more than 12 months of unaccrued interest on the debt obligations can be required to be prepaid; and

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

•

Any debt instrument of an entity treated as a partnership for federal income tax purposes not described in the preceding bullet points if at least 75% of the partnership’s gross income, excluding income from prohibited transaction, is qualifying income for purposes of the 75% gross income test described above in “Income Tests.”

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

We believe that all or substantially all of the mortgage loans and MBS that we will own will be qualifying assets for purposes of the 75% asset test. For purposes of these rules, however, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws. Although the law on the matter is not entirely clear, it appears that the non-qualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property that is security for that loan. To the extent that we own debt securities issued by other REITs or C corporations that are not secured by a mortgage on real property, those debt securities will not be qualifying assets for purposes of the 75% asset test. Instead, we would be subject to the second, third and fifth asset tests with respect to those debt securities.

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

In the event that, at the end of any calendar quarter, we violate the second or third asset tests described above, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a more than de minimis failure of any of the asset tests, as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT status if (i) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure and (ii) pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests.

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

We will pay the federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

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

•

We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or MBS are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

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

Failure to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than the gross income tests and the asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50 thousand for each such failure. In addition, there are relief provisions for a failure of the gross income tests and asset tests as described in “Income Tests” and “Asset Tests.”

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

Qualified REIT Subsidiaries

A qualified REIT subsidiary is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. Belvedere Trust, BT Management Holding Corporation, Belvedere Trust Secured Assets Corporation and BellaVista Finance Corporation are currently treated as qualified REIT subsidiaries. As such, their assets, liabilities and income are generally treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. Belvedere Trust may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2007. As discussed above, we may decide to make an election to treat BT Management Holding Corporation as a taxable REIT subsidiary at a future date.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor are its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. Effective January 1, 2004, we elected to treat BT Finance as a taxable REIT subsidiary. BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are also taxable REIT subsidiaries. Except for Belvedere Trust, we generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 20% of the total value of our assets.

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

Information Reporting and Backup Withholding

We report to our United States stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number or social security number certifying as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A United States stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A United States stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

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

Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of United States real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a United States trade or business, the non-United States stockholder generally will be subject to federal income tax at graduated rates in the same manner as United States stockholders are taxed with respect to those distributions and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

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

Distributions attributable to our capital gains which are not attributable to gain from the sale or exchange of a United States real property interest generally will not be subject to income taxation unless (1) investment in our stock is effectively connected with the non-United States stockholder’s U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-United States stockholder), in which case the non-United States stockholder will be subject to the same treatment as United States stockholders with respect to such gain (except that a corporate non-United States stockholder may also be subject to the 30% branch profits tax), or (2) the non-United States stockholder is a non-resident alien individual who is present in the United States for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual’s capital gains.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a United States real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or MBS, will be taxed to a non-United States stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of United States real property interests are taxed to a non-United States stockholder as if that gain were effectively connected with the stockholder’s conduct of a United States trade or business. Non-United States stockholders thus would be taxed at the normal capital gain rates applicable to stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-United States corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-United States stockholder’s FIRPTA tax liability.

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

Relative to our investment grade Agency and Non-Agency MBS, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

Our officers devote a portion of their time to other companies in capacities that could create conflicts of interest that may harm our investment opportunities; this lack of a full-time commitment could also harm our operating results.

Lloyd McAdams, Joseph E. McAdams, Thad M. Brown, Bistra Pashamova and other of our officers and employees are officers and employees of Pacific Income Advisers, or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our company. In addition, a trust controlled by Lloyd McAdams is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $4.1 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Several of our officers and employees are also directors, officers and managers of BT Management, the company that manages the day-to-day operations of Belvedere Trust, and Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA, BT Management and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with generally accepted accounting principles (or GAAP), we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current operations.

Furthermore, rising interest rates generally reduce the demand for consumer credit, including mortgage loans. Interest rates had been at record low levels in recent years. The Mortgage Bankers Association of America has projected that residential mortgage loan originations will decrease for a period after 2006, primarily due to an anticipated decrease in refinancings caused by rising interest rates. In a period of rising interest rates, we expect to acquire and securitize fewer loans, which would harm parts of our business, revenues and results of operations, which could adversely affect the amount of cash available for distribution to you.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, Chairman, President and Chief Executive Officer (Principal Executive Officer); Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director; Thad M. Brown, Chief Financial Officer (Principal Financial Officer), Treasurer and Secretary; Charles J. Siegel, Senior Vice President-Finance and Assistant Secretary; Evangelos Karagiannis, Vice President; and Bistra Pashamova, Vice President. Belvedere Trust’s key officers are Claus Lund, Belvedere Trust’s President and Chief Executive Officer, and Russell Thompson, Belvedere Trust’s Chief Financial Officer and Treasurer. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2006, our agency and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 28 months, while our borrowings had a weighted average term to next rate adjustment of 90 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 301 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2006, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2006, 16% of our Agency MBS were fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2006, approximately 84% of our Agency MBS were adjustable-rate securities.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past few years as short-term interest rates have increased, the market value of our existing assets has declined. As we classify our Agency MBS, Non-Agency MBS and BT Other MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value be carried as “Accumulated other comprehensive loss” in the “Stockholders’ equity” section of the Consolidated Balance Sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets will increase. This may be more accretive to book value than the new assets that we acquire to replace any existing assets.

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

Risk Related Primarily to Belvedere Trust’s Business

Increased levels of prepayments from loans and MBS may decrease Belvedere Trust’s net interest income.

When borrowers prepay their mortgage loans faster than expected, this results in an early return of principal and, generally, a shorter average life for the related mortgage assets. Faster than expected prepayments could harm Belvedere Trust’s profitability as follows:

•

Belvedere Trust may purchase mortgage loans and MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, Belvedere Trust may pay a premium over the par value to acquire the asset. In accordance with accounting rules, Belvedere Trust amortizes this premium over the term of the mortgage-related asset. Belvedere Trust estimates prepayment speeds for the purposes of amortizing the premium or discount for each mortgage-related asset that it acquires. If the prepayment speeds for the mortgage-related asset are faster than expected, the interest income related to that asset may be reduced and the amortization of the premium may be accelerated.

•

Belvedere Trust anticipates that a substantial portion of its adjustable-rate mortgage loans and MBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-related asset is prepaid prior to or soon after the time of adjustment to a fully indexed rate, Belvedere Trust will have held that mortgage-related asset while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If Belvedere Trust is unable to acquire new mortgage-related assets similar to the prepaid assets, its financial condition, results of operation and cash flow would suffer.

•

Certain mortgage-related assets, such as interest-only securities, bear a concentrated level of prepayment risk. Faster than expected prepayments could result in a reduction of interest income and an increase in premium amortization expense, resulting in lower net income, and may result in an impairment of the value of the asset.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While Belvedere Trust seeks to minimize prepayment risk to the extent practical, in selecting investments, it must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate Belvedere Trust from prepayment risk.

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

At December 31, 2006, approximately 52% of the residential real estate loans that Belvedere Trust owns are secured by property in California. An overall decline in the economy or the residential real estate market, or the occurrence of a natural disaster that is not covered by standard homeowners’ insurance policies, such as an earthquake or hurricane, could decrease the value of mortgaged properties in California. This, in turn, would increase the risk of delinquency, default or foreclosure on mortgage loans underlying Belvedere Trust’s MBS. This could harm Belvedere Trust’s credit loss experience and may harm other aspects of Belvedere Trust’s business including Belvedere Trust’s ability to securitize mortgage loans.

Belvedere Trust has had only limited operating history in the business of acquiring and securitizing whole mortgage loans and it may not be successful.

Belvedere Trust was formed in November 2003 to engage in the business of acquiring and securitizing mortgage loans and other mortgage-related assets and it has a limited operating history. The acquisition of residential real estate loans and the securitization process are inherently complex and involve risks related to the types of mortgage loans Belvedere Trust seeks to acquire, interest rate changes, funding sources, delinquency rates, prepayment rates, borrower bankruptcies and other factors that Belvedere Trust may not be able to manage. Incorrect management of these risks may take years to become apparent. If it fails to manage these and other risks, this could harm our business and the results of our operations.

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

At December 31, 2006, approximately 2.98% of the loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization (“HYB1”), were 30 days or more delinquent by outstanding principal balance. Belvedere Trust has incurred losses to date of $261 thousand. Based on current analysis, Belvedere Trust projects loan losses to approximate 0.215% of the original loan balances. This analysis is based on factors related to borrower credit, such as Fair, Isaac and Company (FICO) score, as well as the value of the underlying properties relative to the loan balances.

Loan losses may be greater than Belvedere Trust anticipates. Despite its efforts to manage credit risk, there are many aspects of credit that it cannot control and there can be no assurance that Belvedere Trust’s quality control and loss mitigation operations will be successful in limiting future delinquencies, defaults and losses. Belvedere Trust’s underwriting reviews or third-party reviews may not be effective. The securitizations in which Belvedere Trust has invested may not receive funds that Belvedere Trust believes are due from mortgage insurance companies. Loan servicing companies may not cooperate with Belvedere Trust’s loss mitigation efforts, or such efforts may otherwise be ineffective. Various service providers to securitizations, such as trustees, bond insurance providers and custodians, may not perform in a manner that promotes Belvedere Trust’s interests. The value of the homes collateralizing residential loans may decline. Belvedere Trust acquires loans that allow for negative amortization; if the borrowers make payments that are less than the amount required to pay the interest due on these loans, the principal balance of the loans will increase. At December 31, 2006, 38% of Belvedere Trust’s loans allowed for negative amortization. If loans become real estate owned, servicing companies will have to manage these properties and may not be able to sell them. Changes in consumer behavior, bankruptcy laws and other laws may increase loan losses. In most cases, the value of the underlying property will be the sole source of funds for any recoveries. Expanded loss mitigation efforts in the event that defaults increase could increase Belvedere Trust’s operating costs.

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

To date, we have invested $100 million in Belvedere Trust to capitalize its mortgage operations. At December 31, 2006, Belvedere Trust had fully invested all of the proceeds of our investment. New investments are made by Belvedere Trust as capital is freed up from scheduled and unscheduled principal payments of its mortgage assets. Belvedere Trust monitors its portfolio on an ongoing basis and, to the extent it is deemed appropriate, securities may be sold and other investments made. If it is unable to sell additional securities on reasonable terms or at all, or it is not able to access external sources of capital, it will need to either reduce its acquisition business or sell a higher portion of its loans. In the event that Belvedere Trust’s liquidity needs exceed its access to liquidity, Belvedere Trust may need to sell assets at an inopportune time, thus reducing its earnings. Adverse cash flow could threaten Belvedere Trust’s ability to maintain solvency or to satisfy the income and asset tests necessary to elect and maintain REIT status.

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

Credit losses from any of the mortgage loans in the securitized loan pools reduce the principal value of and economic returns from residential MBS. Credit losses could reduce Belvedere Trust’s ability to sponsor new securitizations of residential loans. Therefore, Belvedere Trust may have to hold loans longer on its balance sheet, which may change its risk profile with regard to credit and interest rate risk. At December 31, 2006, by outstanding principal balances, approximately 1.59% of the residential mortgage loans in Belvedere Trust’s portfolio, including Belvedere Trust’s first securitization, were 30 days delinquent, approximately 0.41% were 60 days delinquent and approximately 0.98% were 90 days delinquent.

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

A portion of the loans Belvedere Trust acquires have interest-only features during the initial term of the loan. At December 31, 2006, 41% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance. These loans permit borrowers not to begin repayment of the principal balance of the loans until after the interest-only period expires. After the expiration of the interest-only period, the borrowers’ payments increase to amortize the entire principal balance owed over the remaining life of the loan. Variable-rate interest-only products, especially when coupled with an amortization feature that begins at a time in the future, can significantly increase the payment obligation. Consequently, there is a risk that these mortgagors may be unable to make the increased payments and could default under these loans. In the event the performance of Belvedere Trust’s interest-only loans is below expectations, its operating results, financial condition and business prospects could be harmed.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators and the failure to properly manage these relationships, or if these originators experience origination problems, Belvedere Trust’s ability to acquire loans from them could be harmed, which would negatively affect its operations.

Belvedere Trust has acquired most of its mortgage-related assets from a limited number of originators. At December 31, 2006, approximately 60% of the loans acquired by Belvedere Trust had been originated by Countrywide Home Loans, Inc. and 18% had been originated by Washington Mutual Bank, N.A. and its affiliates, as measured by outstanding principal balance as of that date. If Belvedere Trust is unable to properly manage these relationships, or if these originators experience significant problems with their origination capabilities, Belvedere Trust’s ability to acquire loans from them may be harmed and its results from operations may be negatively affected.

Belvedere Trust has acquired non-investment grade securities which bear a greater risk of credit losses.

Belvedere Trust has acquired non-investment grade securities which include first loss, second loss and third loss securities. Credit losses are generally allocated to securities in order, beginning with the first loss security up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since these securities include the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.5 billion as of December 31,2006. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings.

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

Lloyd McAdams, our Chairman and Principal Executive Officer, has a direct ownership interest in BT Management that creates potential conflicts of interest. Mr. McAdams is Chairman of the Board and Principal Executive Officer and a member of the Board of Managers of BT Management and owns an equity interest in BT Management. Under the management agreement between Belvedere Trust and BT Management, BT Management is entitled to earn certain incentive compensation based on the level of Belvedere Trust’s annualized net income. In evaluating mortgage assets for investment and with respect to other management strategies, an undue emphasis on the maximization of income at the expense of other criteria could result in increased risk to the value of our portfolio.

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. From time to time, we may generate taxable income greater than our net income for financial reporting purposes from, among other things, amortization of capitalized purchase premiums, or our taxable income may be greater than our cash flow available for distribution to stockholders. For example, our taxable income would exceed our net income for financial reporting purposes to the extent that compensation paid to our Principal Executive Officer and our other four highest paid officers exceeds $1 million for any such officer for any calendar year under Section 162(m) of the Code. Since payments under our 2002 Incentive Plan do not qualify as performance-based compensation under Section 162(m), a portion of the payments made under the 2002 Incentive Plan to certain of our officers would not be deductible for federal income tax purposes under such circumstances. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our taxable income as required by the REIT provisions of the Code. Thus, we could be required to borrow funds, sell a portion of our MBS at disadvantageous prices or find another alternative source of funds. These alternatives could increase our costs or reduce our equity.

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

As long as we own 100% of Belvedere Trust’s outstanding stock, Belvedere Trust will be treated as a qualified REIT subsidiary for federal income tax purposes. As such, for federal income tax purposes, we will not be treated as owning stock in Belvedere Trust and Belvedere Trust’s assets, liabilities and income will generally be treated as our assets, liabilities and income for purposes of the REIT qualification tests described above under “Certain Federal Income Tax Considerations.” If, however, we do not own 100% of Belvedere Trust’s outstanding stock and Belvedere Trust does not qualify as a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary, we will lose our REIT status if, at the end of any calendar quarter, the value of our Belvedere Trust securities exceeds 5% of the value of our total assets or we own more than 10% of the value or voting power of Belvedere Trust’s outstanding securities. If we fail to satisfy the 5% test or the 10% test at the end of any calendar quarter, a 30-day “cure” period may apply following the close of the quarter. If we make an election to treat Belvedere Trust as a taxable REIT subsidiary, the total value of any securities we own in Belvedere Trust and all of our other taxable REIT subsidiaries, if any, may not exceed 20% of the value of our total assets at the end of any calendar quarter. Since Belvedere Trust may elect to be taxed as a REIT in the future, however, we do not intend to make a taxable REIT subsidiary election for Belvedere Trust. In the event of a more than de minimis failure of the 20% asset test, we will not lose our REIT status as long as (i) the failure was due to reasonable cause and not to willful neglect, (ii) we dispose of the assets causing the failure or otherwise comply with the 20% asset test within six months after the last day of the applicable quarter in which we identify such failure, and (iii) we pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed the 20% asset test. If there is more than a de minimis failure of the 20% asset test and we do not satisfy the requirements described in the preceding sentence, we would lose our REIT status.

If Belvedere Trust fails to qualify as a REIT, Belvedere Trust will be subject to corporate income taxes on its taxable income, which will reduce the amount available for distribution to us.

Though Belvedere Trust was formed as a qualified REIT subsidiary, it may elect to be taxed as a REIT in the future, possibly as early as its taxable year ending December 31, 2007. Although Belvedere Trust expects to operate in a manner to permit it to qualify as a REIT, if and when it makes a REIT election, and to continue to maintain such qualification, the actual results of Belvedere Trust’s operations for any particular taxable year may not satisfy these requirements. If Belvedere Trust fails to qualify for taxation as a REIT in any taxable year after it makes a REIT election, and the relief provisions of the Code do not apply, Belvedere Trust will be required to pay tax on Belvedere Trust’s taxable income in that taxable year and all subsequent taxable years at regular corporate rates. Distributions to us in any year in which Belvedere Trust fails to qualify as a REIT will not be deductible by Belvedere Trust. As a result, we anticipate that if Belvedere Trust failed to qualify as a REIT after it makes a REIT election, this would reduce the cash available for distribution to us. Unless entitled to relief under specific statutory provisions, if Belvedere Trust fails to maintain its REIT status after it makes a REIT election, Belvedere Trust will also be disqualified from taxation as a REIT for the four taxable years following the year in which it loses its qualification.

We conduct a portion of our business through taxable REIT subsidiaries, which could have adverse tax consequences.

We conduct a portion of our business, including securitizations, through taxable REIT subsidiaries, such as BT Finance. Despite our qualification as a REIT, our taxable REIT subsidiaries must pay federal income tax on their taxable income. In addition, we must comply with various tests to continue to qualify as a REIT for federal income tax purposes and our income from, and investments in, our taxable REIT subsidiaries generally does not constitute permissible income and investments for these tests. While we attempt to determine that our dealings with our taxable REIT subsidiaries will not adversely affect our REIT qualification, no assurance can be given that we will successfully achieve that result. Furthermore, we may be subject to a 100% penalty tax, or our taxable REIT subsidiaries may be denied deductions, to the extent our dealings with our taxable REIT subsidiaries are not deemed to be arm’s length in nature.

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

Our future offerings of debt or preferred equity securities may harm the value of our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock.

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. In addition to our outstanding shares of Series A Cumulative Preferred Stock and Series B Cumulative Convertible Preferred Stock, we currently have an agreement with Cantor pursuant to which we may issue up to 2.0 million shares of our Series A Cumulative Preferred Stock. The issuance of additional preferred stock on parity with or senior to our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock. In addition, our Series A Cumulative Preferred Stock and Series B Cumulative Convertible Preferred Stock will be subordinated to all our existing and future debt. None of the provisions relating to our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock contain any provisions affording the holders of our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might harm the holders of our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our board of directors.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted four unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit these entities to hold up to 20.00%, 20.00% and 17.04% of our Series A Cumulative Preferred Stock, respectively.

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

Future offerings of debt securities, which would be senior to our common stock, Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock for the purposes of dividend distributions, may harm the market price of our common stock, Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock.

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

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock. The Series A Cumulative Preferred Stock and Series B Cumulative Convertible Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Cumulative Preferred Stockholders and our Series B Cumulative Convertible Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Cumulative Preferred Stock or Series B Cumulative Convertible Preferred Stock.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

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

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Series A Preferred Stock began trading under the symbol ANHPrA on the New York Stock Exchange on November 8, 2004. The high and low sale prices for our Series A Preferred Stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2005		2006
	High	Low	High	Low
First Quarter	$25.60	$24.98	$24.92	$24.06
Second Quarter	$26.22	$24.95	$25.10	$23.70
Third Quarter	$25.85	$24.60	$25.05	$23.90
Fourth Quarter	$25.00	$23.82	$25.60	$24.75

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

	2005		2006
	High	Low	High	Low
First Quarter	$10.41	$9.39	$8.43	$7.35
Second Quarter	$10.10	$9.28	$8.30	$7.41
Third Quarter	$9.85	$8.20	$8.46	$7.73
Fourth Quarter	$8.35	$7.16	$9.76	$8.27

Holders

As of March 9, 2007, there were approximately 7 record holders of our Series A Preferred Stock. On March 9, 2007, the last reported sale price of our Series A Preferred Stock on the New York Stock Exchange was $25.05 per share. As of March 9, 2007, there were approximately 1,214 record holders of our common stock. On March 9, 2007, the last reported sale price of our common stock on the New York Stock Exchange was $8.63 per share.

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

	Cash Dividends Per Preferred Share	Date Dividends Declared	Cash Dividends Per Common Share	Date Dividends Declared
2005
First Quarter ended March 31, 2005	$0.539063	March 15, 2005	$0.27	April 6, 2005
Second Quarter ended June 30, 2005	$0.539063	May 27, 2005	$0.18	July 19, 2005
Third Quarter ended September 30, 2005	$0.539063	July 19, 2005	$0.08	October 13, 2005
Fourth Quarter ended December 31, 2005(1)	$0.539063	October 13, 2005	$0.02	December 15, 2005
2006
First Quarter ended March 31, 2006	$0.539063	December 15, 2005	$0.02	April 12, 2006
Second Quarter ended June 30, 2006	$0.539063	April 12, 2006	$0.02	July 12, 2006
Third Quarter ended September 30, 2006	$0.539063	July 12, 2006	$0.02	October 11, 2006
Fourth Quarter ended December 31, 2006(2)	$0.539063	October 11, 2006	$0.02	December 13, 2006

(1)	The Series A Preferred Stock dividend was paid on January 16, 2006 to holders of record as of the close of business on December 30, 2005. The common stock dividend was paid on January 25, 2006 to holders of record as of the close of business on December 28, 2005.
(2)	The Series A Preferred Stock dividend was paid on January 15, 2007 to holders of record as of the close of business on December 29, 2006. The common stock dividend was paid on January 19, 2007 to holders of record as of the close of business on December 29, 2006.

Total Return Comparison

The following graph presents a total return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006
Anworth Mortgage Asset Corp	$100	$165	$213	$181	$135	$168
S&P Composite-500 Index	$100	$78	$100	$111	$117	$135
NAREIT Mortgage REIT Index	$100	$131	$206	$244	$188	$224

The total return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2001 (or the first trading day thereafter) in our common stock, that $100 was invested in each of the indices on December 31, 2001 (or the first trading day thereafter) and that all dividends were reinvested. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 are derived from our audited financial statements included in this Form 10-K. The selected financial data as of December 31, 2004, 2003 and 2002 and for the years ended December 31, 2003 and 2002 are derived from audited financial statements not included in this Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Form 10-K beginning on page F-1.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(amounts in thousands, except per share data)
Consolidated Statements of Income Data
Days in period	365	365	366	365	365
Interest income net of amortization of premium and discount	$66,855	$100,077	$163,378	$281,752	$309,360
Interest expense	(29,576)	(45,661)	(98,304)	(242,509)	(307,096)

Net interest income	$37,279	$54,416	$65,074	$39,243	$2,264
Net gain (loss) on sale of mortgage-related assets	4,709	3,497	259	129	(7,585)
Net gain on derivative instruments	—	—	340	—	—
Expenses	(10,318)	(7,718)	(9,575)	(10,211)	(8,939)

Income (loss) from operations before minority interest	31,670	50,195	56,098	29,161	(14,260)
Minority interest in net (income) loss of a subsidiary	—	—	(293)	(276)	56

Net income (loss)	$31,670	$50,195	$55,805	$28,885	$(14,204)
Dividend on Series A Cumulative Preferred Stock	—	—	(369)	(3,901)	(4,044)

Net income (loss) available to common stockholders	$31,670	$50,195	$55,436	$24,984	$(18,248)

Basic earnings (loss) per share available to common stockholders	$1.81	$1.52	$1.23	$0.53	$(0.40)

Average number of shares outstanding	17,461	32,927	45,244	47,103	45,430

Diluted earnings per share available to common stockholders	$1.80	$1.52	$1.22	$0.53	$(0.40)

Average number of diluted shares outstanding	17,591	33,112	45,329	47,128	45,430

Dividends declared per preferred share	—	—	$0.335417	$2.156252	$2.156252

Dividends declared per common share	$2.00	$1.56	$1.25	$0.55	$0.08

	As of December 31,
	2002	2003	2004	2005	2006
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency MBS issued, net	$2,430,103	$4,245,853	$4,588,541	$4,524,683	$4,678,907
BT Residential Loans	$—	$—	$2,622,321	$2,497,881	$1,682,522
BT Other MBS	$—	$—	$63,470	$95,929	$162,799
Total assets	$2,443,884	$4,263,274	$7,319,070	$7,184,249	$6,687,389
Repurchase agreements (Anworth)	$2,153,870	$3,775,691	$4,172,930	$4,099,410	$4,329,921
Repurchase agreements (Belvedere Trust)	$—	$—	$544,506	$429,919	$275,733
Whole loan financing facilities	$—	$—	$556,233	$493	$—
MBS issued	$—	$—	$1,494,851	$2,069,634	$1,471,724
Junior subordinated notes	$—	$—	$—	$37,380	$37,380
Total liabilities	$2,178,362	$3,805,877	$6,811,803	$6,701,006	$6,196,299
Stockholders’ equity (common and preferred)	$265,522	$457,397	$507,036	$483,099	$491,002
Number of common shares outstanding	25,346	42,707	46,497	45,397	45,609
Book value per common share	$10.48	$10.71	$10.31	$9.61	$9.74

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2006, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our investments consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS; Non-Agency mortgage-backed securities, or Non-Agency MBS; Belvedere Trust’s residential real estate loans, or BT Residential Loans; and Belvedere Trust’s Other mortgage-backed securities, or BT Other MBS.

On November 3, 2003, we formed Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate and hybrid first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those MBS while selling the balance to third parties in the secondary market. The MBS that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust was formed as a qualified REIT subsidiary but it structures securitizations through taxable REIT subsidiaries (which generally are taxed as C corporations subject to full corporate taxation) which, in turn, establish SPEs that issue securities through REMIC trusts.

At December 31, 2006, we had total assets of $6.7 billion. Agency MBS portfolio, consisting of $4.7 billion, was distributed as follows: 26% agency adjustable-rate MBS, 58% agency hybrid adjustable-rate MBS, 16% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Non-Agency MBS portfolio consisted of $107 million of floating-rate CMOs. BT Other MBS held at December 31, 2006 were approximately $163 million. Belvedere Trust had no mortgage loans held for securitization at December 31, 2006. Securitized mortgage loans were $1.7 billion. At December 31, 2006, Belvedere Trust’s assets comprised 28% of our overall assets, or approximately $1.9 billion in mortgage-related assets. Total equity at December 31, 2006 was $491 million. Common stockholders’ equity was approximately $444 million, or $9.74 per share. For the year ended December 31, 2006, we reported a net loss of $14.2 million. Net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share. This includes a net loss of $7.6 million on the sale of securities during 2006 and a net loss of $2.7 million for Belvedere Trust.

Results of Operations

Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, our net loss was $14.2 million. Our net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share, based on an average of 45.4 million shares outstanding. For the year ended December 31, 2005, our net income was $28.9 million and our net income available to common stockholders was $25 million, or $0.53 per diluted share, based on an average of 47.1 million shares outstanding.

Net interest income for the year ended December 31, 2006 totaled $2.3 million, or 1% of total interest income, compared to $39.2 million, or 13.9% of total interest income, for the year ended December 31, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during most of the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2006 was $309.4 million, compared to $281.8 million for the year ended December 31, 2005, an increase of 9.8%. Interest expense for the year ended December 31, 2006 was $307.1 million, compared to $242.5 million for the year ended December 31, 2005, an increase of 26.6%. The increase in both interest income and interest expense was due primarily to the increase in short-term interest rates during most of the year.

During the year ended December 31, 2006, premium amortization expense for Anworth decreased $13.2 million, or 32.4%, from $40.8 million during the year ended December 31, 2005 to $27.6 million, and for Belvedere Trust, it increased $2.4 million, or 12.8%, from $18.7 million during the year ended December 31, 2005 to $21.1 million. During the year ended December 31, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the increase in premium amortization expense for Belvedere Trust resulted primarily from impairment charges of $3.3 million related to some of Belvedere Trust’s interest-only securities.

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets:

	Year Ended December 31,2006				Year Ended December 31,2005
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency and Non-Agency MBS	25%	29%	26%	26%	27%	31%	36%	32%
BT Loans	35%	35%	29%	32%	19%	31%	37%	35%
BT Other MBS	10%	8%	13%	7%	21%	16%	17%	19%

During the year ended December 31, 2006, we sold approximately $398 million in face amount of Agency MBS, resulting in a loss of approximately $10.2 million, as part of our asset/liability management program. The proceeds from the sale were used to invest in higher-yielding Agency MBS. This loss was partially offset by a gain of approximately $2.6 million on the sale of $103 million in face amount of BT Other MBS. Belvedere Trust’s sales of BT Other MBS were part of its asset/liability management program and were designed to reduce credit exposure. During the year ended December 31, 2005, we realized a gain on sale of securities of $129 thousand, or 0.05% of total interest income. During the years ended December 31, 2006 and 2005, we did not have any realized gain or loss on derivative instruments.

Total expenses were $8.9 million for the year ended December 31, 2006, compared to $10.2 million for the year ended December 31, 2005. The decrease of $1.3 million in total expenses was due primarily to a decrease in compensation and benefits of $140 thousand (due primarily to reductions in compensation at Belvedere Trust), a decrease in incentive compensation of $708 thousand, a decrease in “Other expenses” of $456 thousand (due primarily to reductions of $286 thousand in legal and accounting fees and reductions of $257 thousand in loan subservicing fees) and a decrease of $503 thousand related to Belvedere Trust’s offering costs partially offset by an increase in the provision for loan losses of $179 thousand (relating to the residential real estate loans at Belvedere Trust) and an increase in compensation costs of $357 thousand relating to amortization of restricted stock.

Years Ended December 31, 2005 and 2004

For the year ended December 31, 2005, our net income was $28.9 million. Our net income available to common stockholders was $25 million, or $0.53 per diluted share, based on an average of 47.1 million shares outstanding. For the year ended December 31, 2004, our net income was $55.8 million and our net income available to common stockholders was $55.4 million, or $1.22 per diluted share, based on an average of 45.3 million shares outstanding.

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

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets:

	Year Ended December 31, 2005				Year Ended December 31, 2004
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS	27%	31%	36%	32%	27%	42%	36%	29%
BT Loans	19%	31%	37%	35%	3%	21%	15%	17%
BT Other MBS	21%	16%	17%	19%	30%	35%	35%	23%

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

Financial Condition

Agency MBS Portfolio

At December 31, 2006, we held agency mortgage assets whose amortized cost was approximately $4.70 billion, consisting primarily of $3.94 billion of adjustable-rate MBS, $756.8 million of fixed-rate MBS and $11 million of floating-rate CMOs. This amount represents an approximate 2.6% increase from the $4.58 billion held at December 31, 2005. Of the adjustable-rate Agency MBS owned by us, 31% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 69% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2006 and December 31, 2005, classified by type of issuer (dollar amounts in thousands):

	At December 31, 2006		At December 31, 2005
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,895,583	61.9%	$2,969,471	65.6%
Freddie Mac (FHLMC)	1,728,525	36.9%	1,471,900	32.5%
Ginnie Mae (GNMA)	54,799	1.2%	83,312	1.9%

Total Agency MBS:	$4,678,907	100.0%	$4,524,683	100.0%

The following table classifies our portfolio of Agency MBS owned at December 31, 2006 and December 31, 2005, by type of interest rate index (dollar amounts in thousands):

	At December 31, 2006		At December 31, 2005
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$10,940	0.2%	$13,074	0.3%
Six-month LIBOR	66,262	1.4%	31,333	0.7%
One year LIBOR	2,877,311	61.5%	2,473,909	54.7%
Six-month Certificate of Deposit	3,259	0.1%	4,365	0.1%
Six-month Constant Maturity Treasury	1,093	0.0%	1,287	0.0%
One-year Constant Maturity Treasury	914,451	19.6%	1,474,110	32.6%
Cost of Funds Index	55,112	1.2%	66,890	1.5%
Fixed-rate	750,479	16.0%	459,715	10.1%

Total Agency MBS:	$4,678,907	100.0%	$4,524,683	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At December 31, 2006, our total agency portfolio had a weighted average coupon of 5.63%. The average coupon of the adjustable-rate securities was 5.76%, the hybrid securities average coupon was 5.49%, the fixed-

rate securities average coupon was 5.95% and the CMO floaters average coupon was 6.13%. At December 31, 2005, our total agency portfolio had a weighted average coupon of 4.73%. The average coupon of the adjustable-rate securities was 4.64%, the hybrid average coupon was 4.65%, the fixed-rate securities average coupon was 5.46% and the CMO floaters average coupon was 5.18%.

At December 31, 2006, the average amortized cost of our agency mortgage-related assets was 101.55%, the average amortized cost of our adjustable-rate securities was 101.64% and the average amortized cost of our fixed-rate securities was 101.10%. Relative to our Agency and Non-Agency MBS portfolio at December 31, 2006, the average interest rate on outstanding repurchase agreements was 5.36% and the average days to maturity was 90 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.19% and the weighted average term to next rate adjustment was 301 days.

At December 31, 2005, the average amortized cost of our agency mortgage-related assets was 101.9%, the average amortized cost of our adjustable-rate securities was 101.9% and the average amortized cost of our fixed-rate securities was 101.6%. Relative to our Agency and Non-Agency MBS portfolio at December 31, 2005, the average interest rate on outstanding repurchase agreements was 3.99% and the average days to maturity was 126 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.90% and the weighted average term to next rate adjustment was 213 days.

At December 31, 2006 and December 31, 2005, the unamortized net premium paid for our Agency MBS was $72 million and $84 million, respectively.

At December 31, 2006, the current yield on our Agency MBS was 5.54% based on a weighted average coupon of 5.63% divided by the average amortized cost of 101.55%. At December 31, 2005, the current yield on our Agency MBS was 4.64% based on a weighted average coupon of 4.73% divided by the average amortized cost of 101.9%.

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

Non-Agency MBS Portfolio

At December 31, 2006, our Non-Agency MBS portfolio consisted of $107 million of CMO floaters with an average coupon of 5.61% which were acquired at par value.

BT Other MBS Portfolio

At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS at fair value included securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $162.8 million backed by 29.7% hybrid, 70.0% adjustable-rate and 0.3% fixed-rate mortgages by carrying value. This amount includes approximately $21.9 million in securities that were retained from Belvedere Trust’s first securitization (HYB1) (accounted for as a sale) during the first quarter of 2004 consisting of $13.3 million in securities rated AAA, $6.8 million in other investment grade securities and $1.8 million in non-investment grade securities. The remaining balance of approximately $140.9 million were securities that were purchased from major issuers and consist of $127.0 million in investment grade securities and $13.9 million in non-investment grade securities.

At December 31, 2005, Belvedere Trust’s portfolio of BT Other MBS at fair value included securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $96 million backed by 53.7% hybrid, 45.8% adjustable-rate and 0.5% fixed-rate mortgages by carrying value. This amount includes approximately $30 million in securities that were retained from Belvedere Trust’s first securitization (HYB1)(accounted for as a sale) during the first quarter of 2004 consisting of $20 million in securities rated AAA, $8 million in other investment grade securities and $2 million in non-investment grade securities. The remaining balance of approximately $66 million were securities that were purchased from major issuers and consist of $46 million in investment grade securities and $20 million in non-investment grade securities.

At December 31, 2006, Belvedere Trust’s $13.9 million in acquired non-investment grade securities includes securities with a carrying value of $1.3 million which are first loss securities and, as such, credit enhance $1.5 billion of underlying residential real estate loans. At December 31, 2005, the underlying amount of residential real estate loans was $1.85 billion. At December 31, 2006, the principal amount of these first loss securities is $4.1 million with a related discount of $2.8 million. If the credit losses from the underlying residential real estate loans exceed this discount, this would cause a reduction in earnings. For the years ended December 31, 2006 and 2005, Belvedere Trust had incurred $17 thousand and $0, respectively, in credit losses on these loans, which was applied against the discount.

At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.52%. At December 31, 2005, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 4.16%.

At December 31, 2006, the average amortized cost of BT Other MBS was 90.70%. At December 31, 2005, the average amortized cost of BT Other MBS was 74.38%.

Belvedere Trust’s Residential Real Estate Loan Portfolio

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	$11
Unamortized premium	—	30,788	$30,788
Valuation reserve on real estate owned	—	(1,050)	$(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Residential Real Estate Loans, Securitized	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

At December 31, 2006, the weighted average coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 6.12%. At December 31, 2005, the weighted average coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 5.54%. At December 31, 2006, the weighted average FICO was 727 and the loan-to-value (LTV) was 72. At December 31, 2005, the weighted average FICO was 725 and the LTV was 72.

At December 31, 2006, Belvedere Trust’s residential real estate loan portfolio had a weighted average gross coupon of 6.18% and a weighted average net coupon of 5.82%. At December 31, 2005, Belvedere Trust’s residential real estate loan portfolio had a weighted average gross coupon of 5.56% and a weighted average net coupon of 5.20%.

At December 31, 2006, the average amortized cost of Belvedere Trust’s residential real estate loan portfolio was 101.59%. At December 31, 2005, the average amortized cost of Belvedere Trust’s residential real estate loan portfolio was 101.73%.

At December 31, 2006, Belvedere Trust’s residential real estate loan portfolio was $1.7 billion, consisting of securitized loans. There were no loans pending securitization. The residential real estate loan portfolio consisted of 4,522 loans with an average loan balance of $365 thousand. The securitized residential real estate loans serve as collateral for $1.5 billion of MBS issued and $155 million of repurchase agreement financings. More detailed information on Belvedere Trust’s residential real estate loans is included in Note 4 to the consolidated financial statements.

At December 31, 2005, Belvedere Trust’s residential real estate loan portfolio was $2.5 billion, consisting of securitized loans of $2.5 billion and loans pending securitization of $613 thousand. The residential real estate loan portfolio consisted of 6,769 loans with an average loan balance of $362 thousand. The weighted average coupon on residential real estate loans which have been securitized was 5.54% at December 31, 2005. The securitized residential real estate loans served as collateral for $2.07 billion of MBS issued and $359 million of repurchase agreement financings.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB 133 and FASB 138, with an aggregate notional amount of $900 million and an average maturity of 2.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2006, there were unrealized gains of approximately $4.9 million on our swap agreements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our Agency and Non-Agency MBS portfolio, which totaled $4.3 billion at December 31, 2006 and Belvedere Trust’s repurchase agreements, which totaled $276 million at December 31, 2006. Our other significant source of funds for the year ended December 31, 2006 consisted of payments of principal from our Agency MBS portfolio, BT Other MBS and Belvedere Trust’s residential real estate loans in the amounts of $1.44 billion, $14.9 million and $798 million, respectively.

Relative to our Agency MBS portfolio at December 31, 2006, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one month to 10 months. Belvedere Trust enters into its own repurchase agreements. At December 31, 2006, other than one repurchase agreement that resets monthly based on one-month LIBOR, all of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from five days to 36 months. At December 31, 2006, we had borrowing arrangements with 22 different financial institutions and had borrowed funds under repurchase agreements with 15 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2006.

We acquire residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the year ended December 31, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. To date, Belvedere Trust has transferred approximately $3.8 billion of residential real estate loans to securitization trusts. These transactions (except for the first transaction which is more fully described in Note 3 to the accompanying consolidated financial statements) utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the residential real estate loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In accordance with our investment guidelines, Belvedere Trust has the opportunity to invest in asset classes other than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring residential real estate loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production decreases. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what Belvedere Trust typically has done for the acquisition of whole loans intended for its own securitizations. It is Belvedere Trust’s intent to securitize whole loans again under its shelf registration statement when the price of residential real estate loans relative to securitization execution makes it feasible again.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

During the year ended December 31, 2006, we raised approximately $359 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the year ended December 31, 2006, we did not issue any shares of Series A Preferred Stock.

At December 31, 2006, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $400 million in financing secured by single-family mortgage loans. At December 31, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

At December 31, 2006, Belvedere Trust had no commitments to acquire MBS.

During the year ended December 31, 2006, we repurchased (as more fully described in Note 10 to the accompanying consolidated financial statements) 37,500 shares of our common stock at an average cost of $7.60 per share. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions to volume, pricing and timing subject to applicable SEC rules.

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, (as more fully described in Note 18 to the consolidated financial statements) and received net proceeds of approximately $27 million. We intend to use the proceeds from this offering to acquire mortgage-related assets consistent with our investment policy.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at December 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,329,921	$4,329,921	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	275,733	235,733	40,000	—	—
MBS issued(2)	1,472,876	368,219	483,287	271,849	349,521
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,626,907	276,669	578,480	613,746	158,012
Lease commitment (Belvedere Trust)	102	65	37	—	—

Total(4):	$7,742,919	$5,210,607	$1,101,804	$885,595	$544,913

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. These estimates may change significantly from the amounts presented above.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 7 to the accompanying consolidated financial statements.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 11 to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
MBS issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,895,518	268,611	561,634	595,847	469,426
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4):	$8,533,220	$5,234,681	$1,322,464	$977,969	$998,106

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 11 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency and Non-Agency MBS and BT Other MBS, which are carried on our balance sheet at fair value rather than historical cost. Residential real estate loans are held for investment and carried at historical amortized cost. Based upon these treatments, our total equity base at December 31, 2006 was $491 million. Common stockholders’ equity was approximately $444 million, or $9.74 book value per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale Agency MBS was $50.5 million, or 1.1% of the amortized cost of Agency MBS, at December 31, 2006. This, along with “Accumulative other comprehensive gain, derivatives,” of $4.9 million, and “Accumulative other comprehensive gain, Other MBS,” of $0.2 million, constitute the total “Accumulative other comprehensive loss” of $45.4 million.

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

Interest income on BT Other MBS is determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our MBS are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and BT Other MBS are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Subsequent Events

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock and received net proceeds of approximately $27 million (net of underwriting fees, commissions and other costs). The shares have a liquidation value of $25.00 per share and will pay cash dividends at a rate of 6.25% per year of the $25.00 liquidation preference. The conversion rate will initially be 2.3809 shares of our common stock per share of Series B Preferred Stock. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control.

We intend to classify the Series B Preferred Stock as temporary equity, which we believe follows the guidance of Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we believe the guidance specifies the treatment of these securities as temporary equity.

We have also analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that these do not need to be bifurcated.

Since December 31, 2006, we have entered into five additional swap agreements with an aggregate notional amount of $500 million for terms of up to three years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

In February 2007, Belvedere Trust sold one of its interest-only securities for approximately $2.37 million. At December 31, 2006, we wrote down the value of this security from an amortized cost of approximately $3.34 million to its fair value of approximately $2.51 million. This write-down of approximately $830 thousand was reflected in impairment charges. Based on the sales price of approximately $2.37 million, Belvedere Trust recorded in February 2007 an additional loss of approximately $140 thousand on the sale of this security. In addition to the sale of this security, during January and February 2007, Belvedere Trust sold six other securities from its BT Other MBS portfolio, having a fair value at December 31, 2006 of approximately $27.4 million. Belvedere Trust expects to recognize a gain on the sale of these six securities of approximately $1 million. Belvedere Trust sold all of these securities as part of its asset/liability management program in order to reduce its credit risk exposure and to minimize future volatility to its earnings.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid and fixed-rate mortgage-related assets. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire mortgage-related assets that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of somewhat shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARM-related assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2006, our Agency and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$750,479	15.7%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	368,428	7.7%	2,560,750	59.1%
Greater than 3 months and less than 1 year	962,617	20.1%	1,769,171	40.9%
Greater than 1 year and less than 2 years	681,347	14.2%	—	—
Greater than 2 years and less than 3 years	502,303	10.5%	—	—
Greater than 3 years and less than 5 years	1,520,756	31.8%	—	—

Total:	$4,785,930	100.0%	$4,329,921	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2005, our Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$459,715	10.2%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	459,456	10.1%	2,087,310	50.9%
Greater than 3 months and less than 1 year	1,028,930	22.7%	2,012,100	49.1%
Greater than 1 year and less than 2 years	998,882	22.1%	—	—
Greater than 2 years and less than 3 years	941,552	20.8%	—	—
Greater than 3 years and less than 5 years	636,148	14.1%	—	—

Total:	$4,524,683	100.0%	$4,099,410	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2006, BT Other MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$572	0.4%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	115,300	70.8%	105,486	87.0%
Greater than 3 months and less than 1 year	—	—	11,788	9.7%
Greater than 1 year and less than 2 years	23,829	14.6%	3,959	3.3%
Greater than 2 years and less than 3 years	—	—	—	—
Greater than 3 years and less than 5 years	23,098	14.2%	—	—

Total:	$162,799	100.0%	$121,233	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2005, BT Other MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$520	0.5%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	43,923	45.8%	51,378	72.9%
Greater than 3 months and less than 1 year	—	—	9,600	13.6%
Greater than 1 year and less than 2 years	20,088	20.9%	9,500	13.5%
Greater than 2 years and less than 3 years	13,787	14.4%	—	—
Greater than 3 years and less than 5 years	17,611	18.4%	—	—

Total:	$95,929	100.0%	$70,478	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2006, our Agency and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 28 months, while our borrowings had a weighted average term to next rate adjustment of 90 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 301 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (as what has occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At December 31, 2006, we had unrestricted cash of $175 thousand, $232.3 million in unpledged Agency and Non-Agency MBS and $15.2 million in unpledged BT Other MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of MBS are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for MBS. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any MBS purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. Finally, in the event that we are unable to acquire new MBS to replace the prepaid MBS, our financial condition, cash flows and results of operations could be harmed.

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

Tabular Presentation

Anworth’s MBS Portfolio

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at December 31, 2006, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–109%	0.2%
–1.0%	16%	0.4%
0%	—	—
1.0%	–193%	–1.5%
2.0%	–410%	–3.5%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 57% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at December 31, 2006. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2006, the aggregate notional amount of the interest rate swap agreements was $900 million and the weighted average maturity was 2.9 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–33%	1.0%
–1.0%	16%	0.8%
0%	—	—
1.0%	–349%	–1.9%
2.0%	–642%	–4.4%

BT Other MBS Portfolio

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at December 31, 2006. Changes in Projected Portfolio Value equals the change in value of the assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “Other MBS”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and, therefore, are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–8.3%	1.8%
–1.0%	6.2%	0.6%
0%	—	—
1.0%	–17.4%	–1.0%
2.0%	–38.0%	–1.7%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28% to 32% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at December 31, 2006. Actual results could differ significantly from those estimated in the table.

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

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Anworth’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, Anworth’s internal control over financial reporting is effective based on those criteria. BDO Seidman, LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

Report of Independent Registered Public Accounting Firm on

Internal Control over Financial Reporting

To the Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Anworth Mortgage Asset Corporation (Anworth) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anworth’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Anworth’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Anworth maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Anworth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation, as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity, cash flows and comprehensive income for each of the three years in the period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Los Angeles, California

March 15, 2007

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2007.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2007.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2007.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to our common shares issuable under our 2004 Equity Compensation Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,360,670	$12.123	1,220,662
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,360,670	$12.123	1,220,662

(1)	In May 2004, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the board of directors or a committee of our board to grant options to purchase of up to 3,500,000 of the outstanding shares of our common stock. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of 3,500,000 shares of our common stock, which may be issued pursuant to our 2004 Equity Compensation Plan.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 30, 2007.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2007.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005;
•	Consolidated Statements of Income: Years Ended December 31, 2006, December 31, 2005 and December 31, 2004;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2006, December 31, 2005 and December 31, 2004;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2006, December 31, 2005 and December 31, 2004; and
•	Notes to Consolidated Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this annual report on Form 10-K.

(3) The following exhibits are filed herewith:

Exhibit Number	Description
3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

Exhibit Number	Description
4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10*	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

Exhibit Number	Description
10.11*	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12*	Second Addendum to Employment Agreement dated as of June 13, 2002 between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13*	Second Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.14*	Third Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.15*	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.16*	Fourth Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.17	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.18	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.19	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.20	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.21	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.24	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.25	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

Exhibit Number	Description
10.26	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.28	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.29	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.30	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.31*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.32*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.33	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.34*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics and Business Conduct

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 16, 2007	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 16, 2007

/S/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/S/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	March 16, 2007

/S/ LEE A. AULT, III Lee A. Ault, III	Director	March 16, 2007

/S/ CHARLES H. BLACK Charles H. Black	Director	March 16, 2007

/S/ JOE E. DAVIS Joe E. Davis	Director	March 16, 2007

/S/ ROBERT C. DAVIS Robert C. Davis	Director	March 16, 2007

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation (Anworth) as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Anworth’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2007 expressed an unqualified opinion thereon.

As discussed in Note 14 to the financial statements, effective January 1, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

BDO Seidman, LLP

Los Angeles, California

March 15, 2007

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,449,129	$4,302,139
Agency MBS at fair value	229,778	222,544

	4,678,907	4,524,683
Non-Agency MBS:
Non-Agency MBS pledged to counterparties at fair value	104,508	—
Non-Agency MBS at fair value	2,515	—

	107,023	—
BT Other MBS:
BT Other MBS pledged to counterparties at fair value	147,644	91,153
BT Other MBS at fair value	15,155	4,776

	162,799	95,929
BT Residential Loans	1,682,522	2,497,881
Allowance for loan losses	(1,608)	(1,655)
Cash and cash equivalents	175	8,248
Restricted cash	—	1,250
Interest and dividends receivable	35,523	32,740
Derivative instruments at fair value	11,757	12,948
Prepaid expenses and other	10,291	12,225

	$6,687,389	$7,184,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$69,106	$43,084
Repurchase agreements (Anworth)	4,329,921	4,099,410
Repurchase agreements (Belvedere Trust)	275,733	429,919
Whole loan financing facilities	—	493
MBS issued	1,471,724	2,069,634
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	6,877	—
Dividends payable on preferred stock	2,022	1,011
Dividends payable on common stock	912	908
Accrued expenses and other	2,624	19,167

	$6,196,299	$6,701,006

Minority interest	$88	$144
Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; authorized 20,000 shares, 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,609 and 45,397 issued and outstanding, respectively	456	454
Additional paid-in capital	525,607	524,993
Accumulated other comprehensive loss consisting of unrealized losses and gains	(45,435)	(75,620)
Accumulated deficit	(35,023)	(12,125)

	$491,002	$483,099

	$6,687,389	$7,184,249

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$205,755	$159,247	$127,239
Interest on Non-Agency MBS	532	—	—
Interest on BT Other MBS	8,391	3,987	2,522
Interest on BT Residential Loans	94,682	118,518	33,617

	309,360	281,752	163,378

Interest expense:
Interest expense on repurchase agreements (Anworth)	198,953	129,101	70,184
Interest expense on repurchase agreements (Belvedere Trust)	16,689	17,143	6,020
Interest expense on whole loan financing facilities	3	4,024	3,830
Interest expense on MBS issued	88,367	90,243	18,270
Interest expense on junior subordinated notes	3,084	1,998	—

	307,096	242,509	98,304

Net interest income	2,264	39,243	65,074

(Loss) gain on sale of Agency MBS	(10,207)	—	101
Gain on sale of BT Other MBS	2,627	—	—
(Loss) gain on sale of BT Residential Loans	(5)	129	158
Net gain on derivative instruments	—	—	340
Expenses:
Compensation and benefits	(3,310)	(3,450)	(2,262)
Compensation-amortization of restricted stock	(397)	(40)	—
Incentive compensation	—	(708)	(2,956)
Provision for loan losses	(1,265)	(1,086)	(591)
Belvedere Trust offering costs	(222)	(725)	—
Other expenses	(3,745)	(4,202)	(3,766)

Total expenses	(8,939)	(10,211)	(9,575)

(Loss) income from operations before minority interest	(14,260)	29,161	56,098

Minority interest in net loss (income) of a subsidiary	56	(276)	(293)

Net (loss) income	$(14,204)	$28,885	$55,805

Dividend on Series A Cumulative Preferred Stock	$(4,044)	$(3,901)	$(369)

Net (loss) income available to common stockholders	$(18,248)	$24,984	$55,436

Basic (loss) earnings per common share	$(0.40)	$0.53	$1.23

Weighted average number of shares outstanding	45,430	47,103	45,244

Diluted (loss) earnings per common share	$(0.40)	$0.53	$1.22

Weighted average number of diluted shares outstanding	45,430	47,128	45,329

Dividends declared per preferred share	$2.156252	$2.156252	$0.335417

Dividends declared per common share	$0.08	$0.55	$1.25

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	Preferred Stock Shares	Common Stock Shares	Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) Other MBS	Retained Earnings (Deficit)	Treasury Stock at Cost	Comp. Income (Loss)	Total
Balance, December 31, 2003	—	42,707	$—	$427	$488,234	$(21,933)	$—	$—	$(9,331)	$—		$457,397

Issuance of Series A Preferred stock	1,101		26,435									26,435
Issuance of common stock		3,790		38	45,412							45,450
Other comprehensive income (loss), fair value adjustments						(23,558)	4,122	(1,229)			(20,665)	(20,665)
Net income									55,805		55,805	55,805

Total comprehensive income											$35,140

Amortization of restricted stock					79							79
Dividends declared—$0.335417 per preferred share									(369)			(369)
Dividends declared—$1.25 per common share									(57,096)			(57,096)

Balance, December 31, 2004	1,101	46,497	$26,435	$465	$533,725	$(45,491)	$4,122	$(1,229)	$(10,991)	$—		$507,036

Issuance of Series A Preferred stock	775		18,962									18,962
Issuance of common stock		2,282		23	20,956							20,979
Issuance of restricted stock		201		2	(2)							—
Purchases of treasury stock										(29,841)		(29,841)
Retired treasury stock		(3,583)		(36)	(29,805)					29,841		—
Other comprehensive income (loss), fair value adjustments						(39,936)	8,827	(1,913)			(33,022)	(33,022)
Net income									28,885		28,885	28,885

Total comprehensive income (loss)											$(4,137)

Amortization of restricted stock					119							119
Dividends declared—$2.156252 per preferred share									(3,901)			(3,901)
Dividends declared—$0.55 per common share									(26,118)			(26,118)

Balance, December 31, 2005	1,876	45,397	$45,397	$454	$524,993	$(85,427)	$12,949	$(3,142)	$(12,125)	$—		$483,099

Issuance of common stock		45		—	359							359
Issuance of restricted stock		205		2	64							66
Purchases of treasury stock										(285)		(285)
Retired treasury stock		(38)		—	(285)					285		—
Other comprehensive income (loss), fair value adjustments and reclassifications						34,908	(8,067)	3,344			30,185	30,185
Net income (loss)									(14,204)		(14,204)	(14,204)

Total comprehensive income											$15,981

Amortization of restricted stock					476							476
Dividends declared—$2.156252 per preferred share									(4,044)			(4,044)
Dividends declared—$0.08 per common share									(3,639)			(3,639)
Cumulative effect adjustment									(1,011)			(1,011)

Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$4,882	$202	$(35,023)	$—		$491,002

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Operating Activities:
Net (loss) income	$(14,204)	$28,885	$55,805
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	27,631	40,846	47,619
Amortization of premium and discounts (BT Other MBS)	2,178	1,990	347
Impairment charges on BT Other MBS	3,328	—	—
Amortization of premium and discounts (BT Residential Loans)	15,575	16,669	3,437
Amortization of premium and discounts as long-term debt issued	185	(193)	(206)
Loss (gain) on sale of Agency MBS	10,207	—	(102)
Gain on sale of BT Other MBS	(2,627)	—	—
Loss (gain) on sale of BT Residential Loans	5	(129)	(157)
Gain on derivative instruments	—	—	(340)
Provision for loan losses	909	1,086	591
Provision for losses on real estate owned	355	—	—
Adjustment for minority interest in net (loss) income	(56)	276	293
Amortization of restricted stock	476	119	79
Changes in assets and liabilities:
(Increase) in interest receivable	(2,783)	(4,599)	(11,135)
Decrease (increase) in prepaid expenses and other	2,050	(3,508)	(6,279)
Increase in accrued interest payable	26,022	19,840	8,560
(Decrease) increase in accrued expenses and other	(16,543)	14,330	3,428

Net cash provided by (used in) operating activities	$52,708	$115,612	$101,940

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(1,988,185)	$(1,770,019)	$(2,281,202)
Principal payments	1,437,972	1,753,094	1,748,572
Proceeds from sales	393,057	—	119,356
Available-for-sale Non-Agency MBS:
Purchases	(108,775)	—	—
Principal payments	1,752	—	—
Available-for-sale BT Other MBS:
Purchases	(178,591)	(50,495)	(18,546)
Principal payments	14,947	14,169	14,367
Proceeds from sales	97,215	—	—
BT Residential Loans:
Purchases	—	(893,390)	(3,024,392)
Proceeds from sales	508	73,765	196,428
Principal payments	11	5,515	—
ARM loans collateralizing MBS issued:
Principal payments	797,859	925,271	141,350

Net cash provided by (used in) investing activities	$467,770	$57,910	$(3,104,067)

Financing Activities:
Borrowings from repurchase agreements	$23,957,370	$18,609,164	$13,444,247
Repayments on repurchase agreements	(23,881,045)	(18,797,271)	(12,502,502)
Borrowings on whole loan financing facilities	—	855,658	2,381,804
Repayments on whole loan financing facilities	(493)	(1,411,398)	(1,825,571)
Decrease (increase) in restricted cash	1,250	—	(1,250)
Borrowings on MBS issued	139,790	1,363,394	1,577,582
Repayments on MBS issued	(737,885)	(791,735)	(82,525)
Proceeds from junior subordinated notes issued, net	—	35,160	—
Proceeds from preferred stock issued, net	—	18,962	26,435
Proceeds from common stock issued, net	426	20,979	45,449
Minority investments	—	—	50
Preferred stock dividends paid	(4,044)	(3,260)	—
Common stock dividends paid	(3,635)	(37,764)	(58,635)
Treasury stock purchased	(285)	(29,841)	—
Minority profit distributions	—	(364)	(111)

Net cash (used in) provided by financing activities	$(528,551)	$(168,316)	$3,004,973

Net increase (decrease) in cash and cash equivalents	$(8,073)	$5,206	$2,846
Cash and cash equivalents at beginning of period	8,248	3,042	196

Cash and cash equivalents at end of period	$175	$8,248	$3,042

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$277,781	$219,351	$89,389
Supplemental Disclosure of Investing and Financing Activities:
Certificates retained from securitization	$—	$—	$64,451
Restricted stock issued	$1,800	$1,550	$—
Retirement of treasury stock	$285	$29,841	$—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2006	2005	2004
Net (loss) income	$(14,204)	$28,885	$55,805

Available-for-sale Agency MBS, fair value adjustment	24,701	(39,936)	(23,457)
Reclassification adjustment for losses (gains) on sales included in net (loss) income	10,207	—	(101)
BT Other MBS, fair value adjustment	5,971	(1,913)	(1,229)
Reclassification adjustment for gains on sales included in net (loss) income	(2,627)	—	—
Unrealized (losses) gains on cash flow hedges	(1,866)	8,045	(128)
Reclassification adjustment for interest (income) expense included in net (loss) income	(6,201)	782	4,250

	30,185	(33,022)	(20,665)

Comprehensive income (loss)	$15,981	$(4,137)	$35,140

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

On November 3, 2003, we formed Belvedere Trust Mortgage Corporation, or Belvedere Trust, our wholly-owned subsidiary. Belvedere Trust acquires high credit-quality jumbo adjustable-rate and hybrid first-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those mortgage-backed securities, or MBS, while selling the balance to third parties in the secondary market. The MBS that are retained are purchased by a qualified REIT subsidiary to maximize tax efficiency on the interest income on those securities. Belvedere Trust is externally managed by BT Management Company, LLC, or BT Management, a company that is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Principal Executive Officer. BT Management manages Belvedere Trust through a management agreement with Belvedere Trust pursuant to which BT Management manages the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. At December 31, 2006, Belvedere Trust’s assets comprised approximately 28% of our overall assets, or approximately $1.9 billion in mortgage-related assets. Through December 31, 2006, we have made an investment of $100 million in Belvedere Trust to capitalize its mortgage operations.

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

During the past two years, increases in the target federal funds rate have caused a flattening of the yield curve. A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on mortgage-related investment yields and the supply of adjustable-rate mortgage, or ARM, products. A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates.

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

To potentially offset the negative impact of the rising interest rates and inverted yield curve on earnings and book value, we have different alternatives with which to employ our funds including investing in new agency mortgage-backed securities, or Agency MBS, non-agency mortgage-backed securities, or Non-Agency MBS, and other mortgage-backed securities, or Other MBS, at yields that are currently higher than the cost of our

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowings; paying down our borrowings to reduce the related costs; and repurchasing our common stock when the market price is below our book value to increase the book value per common share.

Although we believe that these alternatives may positively impact earnings and book value, we have no control over the changes in interest rates and the slope of the yield curve and, therefore, there can be no assurance that these strategies will produce the desired positive effects.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Principal Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Change in Basis of Presentation

Certain reclassifications have been made to the December 31, 2005 Consolidated Balance Sheet and to the December 31, 2005 and December 31, 2004 information presented in the Consolidated Statements of Stockholders’ Equity. At December 31, 2005 and December 31, 2004, we only showed the par value of our preferred stock while the balance of the net proceeds had been included in “Additional paid-in capital.” In 2006, we presented the net proceeds of our preferred stock separate from our common stock and made these reclassifications to the December 31, 2005 and December 31, 2004 financial statements. As of December 31, 2005 and December 31, 2004, the net proceeds of our preferred stock were approximately $45.4 million and $26.4 million, respectively. We made this change in our presentation to separate the amount related to our preferred stockholders’ equity from our common stockholders’ equity.

For the year ended December 31, 2006, we decided to present the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. The corresponding amounts for the years ended December 31, 2005 and 2004 are presented in the same manner for conformity.

The following is a summary of our significant accounting policies:

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations which are guaranteed by the United States government or its sponsored enterprises such as Fannie Mae, Freddie Mac and Ginnie Mae. The payment of principal and interest on the Fannie Mae and Freddie Mac MBS are guaranteed by those respective agencies. The payment of principal and interest on the Ginnie Mae MBS are backed by the full faith and credit of the United States government. Relative to our investment grade Agency MBS portfolio, we have invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

Non-Agency MBS are high credit quality investment grade securities (generally rated AA or greater) that are secured primarily by first-lien residential mortgage loans.

BT Other MBS include high credit quality securities (which may include both investment and non-investment grade MBS) which are backed by first-lien hybrid and adjustable-rate residential mortgage loans. Credit losses are generally allocated to securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the second loss, third loss and more senior securities. Since some of the BT Other MBS portfolio includes non-investment grade securities which includes the first loss security, we bear primary credit risk associated with mortgages with a face value of $1.5 billion as of December 31, 2006. Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. At December 31, 2006, Belvedere Trust has incurred $17 thousand in credit losses on these securities.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS and BT Other MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from other comprehensive income to income.

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Direct Costs of Leases,” an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Interest income on BT Other MBS is determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position, at December 31, 2006, aggregated by investment category and length of time:

	Less Than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$820,493	$(2,679)	510	$2,908,934	$(53,908)	554	$3,729,427	$(56,587)
BT Other MBS	13	$46,159	$(655)	9	$26,845	$(770)	22	$73,004	$(1,425)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

We also do not consider the BT Other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2006.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Residential Real Estate Loans

We acquire residential mortgage loans and hold them as long-term investments through Belvedere Trust. Belvedere Trust finances the mortgage loans with short-term debt until a sufficient quantity has been accumulated for securitization into MBS in order to obtain long-term financing and to enhance liquidity. While these mortgage loans are generally acquired with the intention of securitizing them, Belvedere Trust may not be successful in its efforts to securitize the loans into MBS. Belvedere Trust’s residential real estate loans are classified as held-for-investment and are carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income is accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts are amortized into income using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91. To meet our investment criteria, mortgage loans acquired by us will generally conform to the underwriting guidelines established by Freddie Mac, Fannie Mae or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans. Mortgage loans may be originated by or purchased from various suppliers of mortgage-related assets throughout the United States including savings and loan associations, banks, mortgage bankers and other mortgage lenders. We may acquire mortgage loans directly from originators and from entities holding mortgage loans originated by others.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in Note 4.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements which effectively converts a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or FASB 133. We do not issue or hold derivative contracts for speculative purposes.

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

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date Belvedere Trust enters into an agreement to purchase residential real estate loans and the date on which it fixes the interest rates paid for securitization financing. Belvedere Trust is exposed to interest rate fluctuations during this period. We do not designate the Eurodollar futures for hedge accounting.

Accounting for Derivatives and Hedging Activities

In accordance with FASB 133, as amended by FASB No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or FASB 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB 133.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Credit Risk

At December 31, 2006, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At December 31, 2006, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. While Belvedere Trust intends to securitize the loans that it acquires into high quality assets in order to achieve better financing rates and to improve its access to financing, it bears the risk of loss on any loans that its acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At December 31, 2006, we have not sold the first loss securities from our securitizations to third parties. At December 31, 2006, 41% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 38% of Belvedere Trust’s loans allowed for negative amortization.

Other-than-temporary losses on our available-for-sale MBS and BT Other MBS, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

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

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At December 31, 2006, the amount of our assets attributable to our TRS was less than 10%. At December 31, 2006, we had approximately $1.8 million of federal net operating losses which will expire in 2024. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears on page 11.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

As required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or FASB 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment,” for the years ended December 31, 2005 and 2004, we provided pro forma net income and pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in FASB 123 had been applied. Under FASB Statement No. 123(R), “Share-Based Payment,” for the year ended December 31, 2006, any compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements. For the years ended December 31, 2005 and 2004, had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income would have been reduced to the pro forma amounts indicated below for fiscal years ended December 31:

(in thousands, except per share amounts)	2005	2004
Net income available to common stockholders, as reported	$24,984	$55,436
Add: Stock-based compensation expense included in Net Income	119	79
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	547	235

Pro forma net income	$24,556	$55,280
Basic income per share, as reported	$0.53	$1.23
Pro forma basic income per share	$0.52	$1.22
Diluted income per share, as reported	$0.53	$1.22
Pro forma diluted income per share	$0.52	$1.22

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal years ended December 31:

	2005	2004
Assumptions:
Dividend yield	6.00%	10.00%
Expected volatility	29.00%	32.00%
Risk-free interest rate	1.40%	2.97%
Expected lives	1.0 years	6.4 years

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. We intend to utilize restricted stock grants instead of stock option grants in future employee compensation (see Note 12).

Restricted stock is expensed over the vesting period (see Note 12).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Weighted Average Shares	Income (Loss) Per Shares
For the year ended December 31, 2006(1)(2):
Basic EPS	$(18,248)	45,430	$(0.40)
Effect of dilutive securities: Stock options	—	—	—

Diluted EPS(1)	$(18,248)	45,430	$(0.40)

For the year ended December 31, 2005:
Basic EPS	$24,984	47,103	$0.53
Effect of dilutive securities: Stock options	—	25	—

Diluted EPS	$24,984	47,128	$0.53

For the year ended December 31, 2004:
Basic EPS	$55,436	45,244	$1.23
Effect of dilutive securities: Stock options	—	85	(0.01)

Diluted EPS	$55,436	45,329	$1.22

(1)	During the year ended December 31, 2006, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is 18 thousand.
(2)	On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock (as more fully described in Note 18). At the initial conversion rate of 2.3809 shares of common stock per share of Series B Preferred Stock, this would be approximately 2.74 million diluted shares.

Accumulated Other Comprehensive Income (Loss)

FASB Statement No. 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under FASB 133.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FAS Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” Adoption of FIN 48 requires an analysis of uncertain tax positions as of January 1, 2007 for all calendar- year-end businesses. Uncertain tax positions may be recognized only if they meet a “more-likely-than-not” threshold of being realized if challenged by a taxing authority with full knowledge of the facts. If this level of certainty does not exist, no tax benefit may be recorded and, even if this level of certainty does exist, only the

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount that has a greater than 50% chance of being sustained may be recorded. Specific financial statement disclosures are required with respect to uncertain tax positions. FIN 48 will be effective for the first interim quarterly financial statement in 2007. Although we are currently evaluating the impact of FIN 48 on our financial statements, we do not believe that FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Prior to Statement No. 157, there were different definitions of fair value and limited guidance dispersed among many different accounting pronouncements. Statement No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of Statement No. 157 relate to the definition of fair value, the methods used to evaluate fair value and the expanded disclosures about fair value measurements. This guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal (or most advantageous) market for the asset or liability. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Statement No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Statement No. 157 also clarifies that market participant assumptions include assumptions about risk and about the effects of a restriction on the sale or use of an asset. Statement No. 157 requires expanded disclosures about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. Statement No. 157 is effective for our financial statements for the fiscal year ended December 31, 2007 and thereafter. We do not believe Statement No. 157 will have a material impact on our financial statements.

NOTE 2.	MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency and Non-Agency MBS and BT Other MBS classified as available-for-sale as of December 31, 2006 and December 31, 2005 which are carried at their fair value (amounts in thousands):

December 31, 2006

Agency MBS	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$55,771	$1,714,520	$2,932,365	$4,702,656
Paydowns receivable	—	26,771	—	$26,771
Unrealized gains	—	5,127	940	$6,067
Unrealized losses	(972)	(17,893)	(37,722)	$(56,587)

Fair value	$54,799	$1,728,525	$2,895,583	$4,678,907

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$107,023
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	—

Fair value	$107,023

At December 31, 2006, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.61% which were acquired at par value.

BT Other MBS	Total BT Other MBS
Amortized cost	$162,597
Unrealized gains	1,627
Unrealized losses	(1,425)

Fair value	$162,799

December 31, 2005

Agency MBS	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$85,207	$1,466,197	$3,027,727	$4,579,131
Paydowns receivable	—	30,979	—	30,979
Unrealized gains	—	121	366	487
Unrealized losses	(1,895)	(25,397)	(58,622)	(85,914)

Fair value	$83,312	$1,471,900	$2,969,471	$4,524,683

BT Other MBS	Total BT Other MBS
Amortized cost	$99,071
Unrealized gains	1,180
Unrealized losses	(4,322)

Fair value	$95,929

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables summarize our Agency MBS at their fair value as of December 31, 2006 and December 31, 2005 (amounts in thousands):

December 31, 2006

	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMO	Total Agency MBS
Amortized cost	$1,220,896	$2,714,172	$756,768	$10,820	$4,702,656
Paydowns receivable	12,241	14,530	—	—	$26,771
Unrealized gains	53	1,523	4,371	120	$6,067
Unrealized losses	(20,108)	(25,819)	(10,660)	—	$(56,587)

Fair value	$1,213,082	$2,704,406	$750,479	$10,940	$4,678,907

Weighted average coupon	5.76%	5.49%	5.95%	6.13%	5.63%

December 31, 2005

	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMO	Total Agency MBS
Amortized cost	$1,486,817	$2,608,719	$470,632	$12,963	$4,579,131
Paydowns receivable	14,679	16,300	—	—	30,979
Unrealized gains	167	235	57	28	487
Unrealized losses	(26,247)	(48,672)	(10,974)	(21)	(85,914)

Fair value	$1,475,416	$2,576,582	$459,715	$12,970	$4,524,683

Weighted average coupon	4.64%	4.65%	5.46%	5.18%	4.73%

With the continued increases in the Federal Funds rate in 2005 and 2006, management determined that it did not intend to hold certain of its Agency MBS until maturity and would sell a selective portion of its assets as a part of its asset/liability management program. Based on various factors, we identified those securities that would be sold. We were able to sell all of these identified Agency MBS in the second quarter of 2006 and recorded a loss of approximately $10.2 million on the sale of approximately $398 million in face amount of Agency MBS. We used the specific identification method in determining the loss on each security sold. Our general policy continues to be to hold Agency MBS until a recovery of fair value up to (or beyond) this cost. We used the proceeds of the sales to invest in higher-yielding Agency MBS. As part of its asset/liability management program, and to reduce credit exposure, Belvedere Trust, in the second quarter of 2006, realized a gain of approximately $1.1 million on the sale of approximately $54 million of its BT Other MBS. In the third quarter of 2006, Belvedere Trust realized a gain of approximately $1.5 million from the sale of approximately $49 million of its BT Other MBS. There were no sales of either Agency MBS or BT Other MBS in the fourth quarter of 2006.

NOTE 3.	SECURITIZATION ACTIVITIES

Belvedere Trust acquires residential mortgage loans and other mortgage-related assets from third party originators, including banks and other mortgage lenders. To date, Belvedere Trust transferred approximately $3.8 billion of residential mortgage loans to securitization trusts pursuant to pooling and third party servicing agreements. With the exception of the first transaction in February 2004, all of the other transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

as financings. During the year ended December 31, 2006, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the year ended December 31, 2006, Belvedere Trust transferred securities of $139.9 million retained from prior securitizations to third parties. These securities now have a current face value of $118.5 million. These transactions are also effectively accounted for as financings.

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

For the one securitization transaction (HYB1) accounted for as a sale during 2004, Belvedere Trust transferred approximately $253 million of residential mortgage loans to a securitization trust pursuant to a pooling and third party servicing agreement dated as of February 1, 2004. The net proceeds of the sale were used primarily to pay off a whole loan financing line of credit. The retained securities are carried at amortized cost, adjusted for fair market value based on quoted market prices. As these securities include first loss security, Belvedere Trust bears the credit risk associated with these mortgages. The principal balance outstanding, at December 31, 2006, of all the securities from this transaction, was $94 million; the amount of assets derecognized was $72 million and the amount recognized as our retained securities was $22 million. At December 31, 2006, the delinquent amount of all the principal balances from this transaction was $3 million and there have been no credit losses to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at December 31, 2006 and 2005:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	December 31, 2006	December 31, 2005
-2.0%	0.85%	3.1%
-1.0%	0.61%	1.6%
0%	—	—
1.0%	-1.07%	-1.5%
2.0%	-2.57%	-3.3%

In accordance with our investment guidelines, Belvedere Trust has the opportunity to invest in asset classes other than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring residential real estate loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production decreases. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what Belvedere Trust typically has done for the acquisition of whole loans intended for its own securitizations. It is Belvedere Trust’s intent to securitize whole loans again under its shelf registration statement when the price of residential real estate loans relative to securitization execution makes it feasible again.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4.	RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s residential real estate loan portfolio totaled $1.7 billion at December 31, 2006. Belvedere Trust had no loans pending securitization at December 31, 2006. Included in the residential real estate loan portfolio are 20 loans with a carrying value of $5.37 million, including a valuation reserve of $1.05 million, which have become real estate owned.

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	$11
Unamortized premium	—	30,788	$30,788
Valuation reserve on real estate owned	—	(1,050)	$(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$499	$2,450,894	$2,451,393
Principal receivable	101	—	101
Unamortized premium	13	46,374	46,387

Carrying value	$613	$2,497,268	$2,497,881

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.750% – 9.125%	2032 – 2045	$657,311	$14,542	$5,982
First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% – 9.000%	2034 – 2035	53,218	1,231	1,924
First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% – 8.750%	2033 – 2035	102,288	5,268	6,176
First-lien adjustable-rate residential real estate loans	1-Year ARM	7.000% – 7.625%	2033 – 2034	2,002	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	199,093	1,366	2,542
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	472,935	3,962	3,875
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	150,695	1,032	841
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% – 6.250%	2034 – 2035	15,231	314	—

				$1,652,773	$27,715	$21,340

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2005, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	5.250% – 7.625%	2032 – 2045	$978,936	$16,914	$1,593
First-lien adjustable-rate residential real estate loans	1-Month ARM	5.125% – 7.750%	2034 – 2035	168,128	2,078	1,746
First-lien adjustable-rate residential real estate loans	6-Month ARM	3.875% – 7.625%	2033 – 2035	273,375	5,954	4,679
First-lien adjustable-rate residential real estate loans	1-Year ARM	5.125% – 6.625%	2033 – 2034	2,882	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	265,851	1,219	1,320
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	574,297	5,129	3,157
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	170,273	1,272	—
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% – 6.375%	2034 – 2035	17,651	—	—

				$2,451,393	$32,566	$12,495

At December 31, 2006 and 2005, the residential real estate loans consisted of the following (in thousands):

	December 31, 2006		December 31, 2005
Range of Principal Balance of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0–$99	171	$13,533	235	$18,508
$100–$149	494	61,728	764	96,055
$150–$199	490	85,137	749	130,481
$200–$249	424	95,051	644	144,120
$250–$299	337	92,584	563	153,907
$300–$349	390	127,726	599	195,646
$350–$399	536	201,699	784	294,387
$400–$449	422	179,016	603	255,107
$450–$499	329	156,018	485	229,912
$500–$749	697	411,234	1,000	589,735
$750–$999	159	139,116	226	198,108
$1,000 or greater	73	89,931	117	145,427

	4,522	$1,652,773	6,769	$2,451,393

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.12% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.77%. At December 31, 2005, the weighted average gross coupon on residential real estate loans which Belvedere Trust securitized was 5.54% and the weighted average net coupon on residential real estate loans which Belvedere Trust securitized was 5.18%. At December 31, 2006, the weighted average FICO was 727 and the loan-to-value (LTV) was 72. At December 31, 2005, the weighted average FICO was 725 and the LTV was 72.

Geographic Concentration	December 31, 2006	December 31, 2005
Southern California	29%	31%
Northern California	23%	22%
Florida	7%	7%
Colorado	4%	3%
Virginia	4%	4%
Michigan	3%	3%
Illinois	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	24%	24%

Total:	100%	100%

Belvedere Trust’s residential real estate loan portfolio was $1.7 billion at December 31, 2006. Belvedere Trust had no loans pending securitization at December 31, 2006. The securitized residential real estate loans serve as collateral for $1.47 billion of MBS issued and $154.5 million of repurchase agreement financings. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed in Note 1 under “Variable Interest Entities.” The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Although the $1.7 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the MBS (including Belvedere Trust’s first securitization), $1.55 billion in principal amount outstanding at December 31, 2006 have been sold to third parties and $202 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $97 million of AAA class, $22 million of AA class and $83 million of classes less than AA.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table represents the changes at December 31, 2006 and 2005 in Belvedere Trust’s residential real estate loans:

	December 31, 2006	December 31, 2005
	(in thousands)
Balance, beginning of year	$2,497,881	$2,622,321
New loan acquisitions	—	893,390
Sales (other than to consolidated securitization trusts)	(513)	(73,635)
Principal repayments	(797,871)	(930,786)
Premium amortization	(15,575)	(13,363)
Valuation reserve on real estate owned	(1,050)	—
Net activity on principal balance of real estate owned	(114)	—
Losses on real estate owned	(174)	—
Other adjustments	(62)	(46)

Balance, end of year	$1,682,522	$2,497,881

The following table represents the changes at December 31, 2006 and 2005 in the allowance for loan losses on Belvedere Trust’s residential real estate portfolio:

	December 31, 2006	December 31, 2005
	(in thousands)
Balance, beginning of period	$1,655	$591
Additions(1)	1,265	1,085
Valuation reserve on real estate owned	(1,050)	0
Charge-offs(1)	(304)	(21)
Recoveries(1)	42	0

Balance, end of period	$1,608	$1,655

(1)	The allowance for loan losses is comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve is based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores and collateral value. The specific loan loss reserve is determined based upon an analysis of individual seriously delinquent loans. During the twelve months ended December 31, 2006, Belvedere Trust added $165 thousand to its general loan loss reserve and $1.1 million to its specific loan loss reserve. During the twelve months ended December 31, 2006, credit losses of $262 thousand (net of $42 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve.

NOTE 5.	REPURCHASE AGREEMENTS

Anworth Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our Agency and Non-Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency and Non-Agency MBS portfolio, at December 31, 2006, our repurchase agreements had a weighted average term to maturity of 90 days and a weighted average borrowing rate of 5.36%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 301 days with a weighted average

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

borrowing rate of 5.19%. At December 31, 2006, Agency MBS with a fair value of approximately $4.45 billion have been pledged as collateral under the repurchase agreements.

Relative to our Agency and Non-Agency MBS portfolio, at December 31, 2005, our repurchase agreements had a weighted average term to maturity of 126 days and a weighted average borrowing rate of 3.99%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 213 days with a weighted average borrowing rate of 3.90%. At December 31, 2005, Agency MBS with a fair value of approximately $4.3 billion have been pledged as collateral under the repurchase agreements.

At December 31, 2006 and 2005, the repurchase agreements had the following remaining maturities:

	December 31, 2006	December 31, 2005
Less than 3 months	59.1%	50.9%
3 months to less than 1 year	40.9%	49.1%

Total:	100.0%	100.0%

At December 31, 2006, we had only one counterparty (Countrywide Securities Corporation) where the amount at risk ($55.4 million) exceeded 10% of our stockholders’ equity. The amount at risk represents the fair value of the securities less the amount of the repurchase agreement liabilities. The weighted average maturity of the repurchase agreements with Countrywide Securities Corporation is 104 days.

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements with major financial institutions to finance most of its BT Other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which it has securitized. The repurchase agreements are primarily short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At December 31, 2006, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 124 days and a weighted average borrowing rate of 5.11%. At December 31, 2005, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 244 days and a weighted average borrowing rate of 3.72%.

At December 31, 2006 and 2005, Belvedere Trust’s repurchase agreements had the following remaining maturities:

	December 31, 2006	December 31, 2005
Less than 3 months	66.0%	30.3%
3 months to less than 1 year	19.5%	50.8%
1 year to less than 2 years	14.5%	9.6%
2 year to less than 3 years	—	9.3%

Total:	100.0%	100.0%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6.	MBS ISSUED AND WHOLE LOAN FINANCING FACILITIES

Belvedere Trust finances its residential real estate loans using MBS issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the MBS issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. At December 31, 2006 and 2005, the weighted average coupon on the MBS issued was 5.04% and 4.55%, respectively. The maturities on the MBS issued are also based upon the maturities of the underlying mortgages. Principal is paid on the MBS issued following receipt of principal payments on the loans. The scheduled maturities of the MBS issued extend to October 2045. At December 31, 2006, residential real estate loans with a face value of approximately $1.47 billion have been pledged as collateral for the MBS issued. At December 31, 2005, residential real estate loans with a face value of approximately $2.45 billion were pledged as collateral for the MBS issued.

Belvedere Trust has entered into whole loan financing facilities to finance its residential real estate loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At December 31, 2006, Belvedere Trust had no outstanding borrowings under these facilities. At December 31, 2005, loans with a face value of approximately $499 thousand were pledged as collateral under these facilities.

The following table represents the principal payments of the whole loan financing facilities and the MBS issued at December 31, 2006 and for each of the succeeding five years:

	2007	2008	2009	2010	2011
	(in thousands)
Whole loan financing facilities	$—	$—	$—	$—	$—
MBS issued	$368,219	$276,164	$207,123	$155,342	$116,507

The following table represents the principal payments of the MBS issued and the whole loan financing facilities at December 31, 2005 and for each of the succeeding five years:

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

Our Agency MBS, Non-Agency MBS and BT Other MBS are reflected in the consolidated financial statements at estimated fair value. Management bases its fair value estimates for our Agency MBS and BT Other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and payables for securities purchased are reflected in the consolidated financial statements at their costs, which approximates their fair value because of the nature and short term of these instruments.

The following table of the estimated fair value of financial instruments at December 31, 2006 was made by using available market information, historical data and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2006		December 31, 2005
	(in thousands)		(in thousands)
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Residential real estate loans pending securitization	$—	$—	$613	$613
Residential real estate loans securitized	$1,682,522	$1,667,581	$2,497,268	$2,473,438
MBS issued	$1,471,725	$1,463,864	$2,069,634	$2,051,837

These fair value estimates at December 31, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Belvedere Trust has the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at December 31, 2006.

Residential real estate loans are presented on the Consolidated Balance Sheets at historical cost, net of amortization, as we hold these assets for investment. The fair value of the residential real estate loans is

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value are inherently subjective in nature, involve matters of uncertainty and judgment and do not necessarily indicate the amounts that could be received in a current market exchange. The estimated fair value of MBS issued (obligations due on pass-through certificates) is based on dealers’ quotes.

NOTE 9.	INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986 with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

BT Finance and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and Bella Vista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation.

As of December 31, 2006, BT Finance’s net operating loss carryforwards were approximately $1.75 million for both federal and state purposes. The federal and state net operating losses begin to expire in the years 2024 and 2014, respectively. Under Internal Revenue Code Sec. 382, certain changes in the ownership structure may limit the annual usage of the net operating losses. The management does not believe such a change in the ownership structure occurred during the year.

Income tax expense (benefit) for the years ended December 31, 2006 and 2005 was zero. None of the components of income tax expense are significant on a separately stated basis.

Based on the activity of our taxable REIT subsidiaries, a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 34% to actual income tax expense for the years ended December 31, 2006 and 2005 is as follows (in thousands):

	2006		2005
Income tax at statutory rate	$(12)	34%	$(228)	34%
State taxes, net	(2)	5.8%	(39)	5.8%
Gain on asset securitization	—	—	237	(35.3)%
Valuation allowance	14	(39.8)%	30	(4.5)%

Total income tax expenses	$—	(0.00)%	$—	(0.00)%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at December 31, 2006 and 2005 were as follows (in thousands):

	2006	2005
Deferred tax assets:
Net operating losses	$696	$682

Gross deferred tax assets	696	682
Valuation allowance	(690)	(676)

Deferred tax asset	$6	$6

Deferred tax liabilities:
General and administrative expenses	$(6)	$(6)

Deferred tax liability	$(6)	$(6)

Net deferred tax asset/liability	$—	$—

Based on facts and circumstances, we believe it is more likely than not that the deferred tax assets will not be utilized in the foreseeable future. Therefore, a full valuation allowance was recorded.

NOTE 10.	PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the year ended December 31, 2006, we issued approximately 44 thousand shares of common stock under the plan, resulting in proceeds to us of approximately $359 thousand.

We currently have on file with the SEC a shelf registration statement for offering up to $300 million of our capital stock. At December 31, 2006, $250.9 million of our securities remained available for issuance under the registration statement.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Cumulative Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004. Sales of the shares of our Series A Cumulative Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the year ended December 31, 2006, we did not sell any shares of our common stock and our Series A Cumulative Preferred Stock under the controlled equity offering program.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On October 13, 2005, we announced that our board of directors had authorized an additional share repurchase program, permitting us to acquire an incremental 3 million shares of our common stock, or approximately 6% of our total shares of common stock outstanding. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price and timing. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules. Through the quarter ended December 31, 2005, we had purchased a total of 1,722,622 shares at an average price of $7.87 per share under this program.

During the three months ended March 31, 2006, we repurchased 37,500 shares of our common stock at an average price paid per share of $7.57. During the three months ended June 30, September 30 and December 31, 2006, we did not repurchase any shares of our common stock. From May 17, 2005 through December 31, 2006, we had repurchased under both share repurchase programs an aggregate of 3,621,132 shares at an average cost of $8.32 per share.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

At December 31, 2006, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

NOTE 11.	TRANSACTIONS WITH AFFILIATES

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

The percentage of taxable net income in excess of the Threshold Return earned under the 2002 Incentive Plan by all employees is calculated based on our quarterly average net worth as defined in the 2002 Incentive Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The percentage of taxable net income in excess of the Threshold Return earned under the 2002 Incentive Plan by all employees is calculated based on our quarterly average net worth as defined in the 2002 Incentive Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million; and

•	5% for the average net worth in excess of $200 million.

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the year ended December 31, 2006, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At December 31, 2006, there was a negative incentive compensation accrual carried forward of $4.8 million. During the years ended December 31, 2005 and 2004, eligible employees under the 2002 Incentive Plan earned $708 thousand and $2.7 million, respectively, in incentive compensation.

Employment Agreements

Pursuant to the terms of employment agreements with us, Lloyd McAdams serves as our President, Chairman and Principal Executive Officer, Joseph E. McAdams serves as our Chief Investment Officer and Executive Vice President, and Heather U. Baines serves as our Executive Vice President. Pursuant to the terms of his employment agreement, Lloyd McAdams receives a base salary of $630 thousand per annum. Pursuant to the terms of his employment agreement, Joseph E. McAdams receives a base salary equal to $420 thousand per annum. Ms. Baines receives a $53 thousand annual base salary. The terms of the employment agreements were originally for three years following June 13, 2002 and automatically renew for one-year terms unless written notice is provided by either party six months prior to the end of the current term.

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

•	the 2002 Incentive Compensation Plan may not be amended without the consent of the three executives;

•	in the event of a registered public offering of our shares, the three executives are entitled to piggyback registration rights in connection with such offering;

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•

in the event any of the three executives is terminated without “cause,” or if they terminate for “good reason,” or in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to (1) all base salary due under the contracts, (2) all discretionary bonus due under the contracts, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for eighteen months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the contract prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three-year period following her termination;

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

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Principal Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Evangelos Karagiannis, our Vice President and Portfolio Manager, and Bistra Pashamova, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees in the event that a change in control occurs a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change in control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 26, 2006, the SEC adopted amendments to the disclosure requirements for executive and director compensation, related party transactions, director independence and other corporate governance matters. The rule requires compensation disclosures for named executives, including: the Principal Executive Officer, Principal Financial Officer and the three highest-paid executives (which would only be disclosed if the executive officer’s total compensation for the prior fiscal year exceeded $100,000). Companies will be required to provide a total compensation figure for the named executives as defined above, presented in a series of tables and including compensation-related information from the prior three years. Companies will also be required to disclose on supporting tables several factors regarding the timing of stock options and their related exercise prices. Companies will also be required to enhance the discussion and analysis section of their pay-related disclosure.

In addition, in the Compensation Discussion and Analysis section, companies will be required to disclose if they have a program, plan or practice in place to time the granting of stock options with the release of material non-public information. Companies will be required to specify what payments an executive would receive should there be a change in control or responsibilities as a result of mergers, acquisitions, retirement, etc. Annual reports that accompany or preceded proxy statements relating to annual meetings at which directors are to be elected must contain a performance graph that compares performance against peers and the S&P 500. There rules are effective for our proxy statement for the fiscal year ended December 31, 2006.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $49.56 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2006, we paid $269 thousand in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the years ended December 31, 2005 and 2004, we paid $261 thousand and $253 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows:

Year	2007	2008	2009	2010	2011	Thereafter	Total Commitment
Commitment	$276,669	$284,965	$293,515	$302,332	$311,414	$158,012	$1,626,907

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $200 thousand paid to PIA in connection with this agreement during the year ended December 31, 2006. During the years ended December 31, 2005 and 2004, we paid fees of $277 thousand and $249 thousand, respectively, to PIA in connection with this agreement.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). During the year ended December 31, 2006, Belvedere Trust did not pay BT Management any incentive compensation. At December 31, 2006, there was a negative compensation accrual carried forward of $2.2 million. During the years ended December 31, 2005 and 2004, Belvedere Trust paid BT Management incentive $792 thousand and $714 thousand, respectively, in incentive compensation.

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

BT Management has also entered into employment agreements with Messrs. Claus Lund and Russell Thompson whereby Mr. Lund serves as the President of BT Management and Mr. Thompson serves as Executive Vice President and Treasurer of BT Management. The employment agreements automatically renew for one-year terms unless written notice is provided by either party ninety days prior to the end of the current term.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Principal Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Principal Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Principal Executive Officer, and Joseph E. McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year.

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

NOTE 12.	EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2006, 1,220,662 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,385,670	$12.045	1,383,670	$12.042	999,174	$11.719
Granted	—	—	5,000	9.720	452,000	12.470
Exercised	—	—	—	—	(67,504)	10.116
Expired	(25,000)	7.81	(3,000)	7.100	—	—

Outstanding, end of year	1,360,670	$12.123	1,385,670	$12.045	1,383,670	$12.042

Weighted average fair value of options granted during the year		—		0.90		1.23
Options exercisable at year-end	1,360,670		1,385,670		1,063,670

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding and Exercisable at December 31, 2006	Remaining Contractual Life (Years)
$ 4.60	2,644	2.3
$ 6.70	520	4.5
$ 7.10	6,000	4.6
$ 9.00	65,961	1.2
$ 9.45	127,245	5.1
$11.20	264,000	5.8
$11.25	10,000	5.8
$13.80	427,300	6.3
$12.47	452,000	2.3
$ 9.72	5,000	8.6

	1,360,670

The following table summarizes information about restricted stock outstanding at December 31, 2006:

Grant Price	Unvested Shares at December 31, 2005	Restricted Shares Granted	Shares Vested at December 31, 2006	Shares Forfeited	Unvested Shares at December 31, 2006	Weighted Average Remaining Contractual Life (Years)
$7.72	200,780	—	20,075	—	180,705	8.8
$9.12	—	197,362	—	—	197,362	9.8

	200,780	197,362	20,075	—	378,067	9.3

In October 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under our 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. During the years ended December 31, 2006 and 2005, we expensed $227 thousand and $40 thousand, respectively, relating to this restricted stock grant.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us or upon the tenth anniversary of the effective date. During the year ended December 31, 2006, we have expensed $150 thousand relating to this restricted stock grant.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 13.	HEDGING INSTRUMENTS

At December 31, 2006, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $900 million and a weighted average maturity of 2.9 years. During the year ended December 31, 2006, we entered into five new swap agreements with an aggregate notional amount of $500 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2006, there was a decrease in unrealized gains of $8.0 million, from $12.9 million at December 31, 2005 to $4.9 million, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $1.8 million and a reclassification adjustment for interest income included in net loss of $6.2 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $11.8 million and a liability of $6.9 million.

For the years ended December 31, 2006 and 2005, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. As of December 31, 2006, the estimated amount of net gains that is expected to be reclassified into earnings within the next twelve months due to the when the forecasted transaction affects income (i.e., when the periodic settlement interest payments are due) is $6.5 million. The maximum length of our swap agreements is 4.5 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date we enter into an agreement to purchase residential real estate loans and the date on which we fix the interest rates paid for securitization financing. We are exposed to interest rate fluctuations during this period. In order to mitigate this risk, we hedge our position using Eurodollar futures. Once the financing rates on the securitization are fixed, we remove the hedge positions. We do not designate the Eurodollar futures for hedge accounting. During the years ended December 31, 2006 and 2005, there were no Eurodollar futures transactions.

At December 31, 2006, Belvedere Trust did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short-term, there may be either gain or loss recognized into earnings, but we can not anticipate the amount that would be recognized within the next twelve months at this time. At December 31, 2006, Belvedere Trust had no forward loan purchase commitments.

NOTE 14.	CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006, We recorded this preferred stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the recently adopted provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. We have, in accordance with) the transition provision of SAB 108, recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

increased the preferred stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006. We have also corrected in Note 17 the quarterly information relating to this adjustment for the preferred stock dividend, net income available to common stockholders, basic and diluted EPS and dividends declared per preferred share for the fourth quarter of 2005 and the first quarter of 2006. The fourth quarter 2005 basic and diluted EPS decreased by $0.02 per share and the first quarter 2006 basic and diluted EPS increased by $0.02 per share.

NOTE 15.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 11.

(b)	We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2007	2008	Total Commitment
Commitment amount	$64,540	$37,648	$102,188

(c)	Loan Purchase Commitments—At December 31, 2006, Belvedere Trust had no commitments to purchase mortgage loans.

(d)	Securities Purchase Commitments—At December 31, 2006, Belvedere Trust had no outstanding commitments to acquire MBS.

NOTE 16.	OTHER EXPENSES

	Year Ended December 31,
	2006	2005	2004
	(in thousands)
Legal and accounting fees	$757	$1,043	$803
Fees related to holding loans and subservicing	269	526	569
Printing and stockholder communications	110	156	231
Directors and Officers insurance	407	388	359
Software and implementation	322	295	293
Administrative service fees	200	277	277
Rent	331	321	275
Stock exchange and filing fees	102	179	145
Custodian fees	142	125	95
Sarbanes-Oxley consulting fees	197	139	182
Board of directors fees and expenses	342	292	132
Securities data services	200	67	48
Other	366	394	357

Total of Other Expenses:	$3,745	$4,202	$3,766

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 17.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2006 and 2005 (unaudited). Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2006 (in thousands, except per share amounts):

	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$46,220	$46,704	$55,295	$57,536
Interest on non-Agency MBS	—	—	—	532
Interest on BT Other MBS	2,850	2,994	1,289	1,258
Interest on residential real estate loans	26,342	24,253	22,598	21,489

	75,412	73,951	79,182	80,815

Interest expense:
Interest expense on repurchase agreements (Anworth)	42,121	46,322	54,119	56,392
Interest expense on repurchase agreements (Belvedere Trust)	4,254	4,466	4,105	3,864
Interest expense on whole loan financing facilities	3	—	—	—
Interest expense on MBS issued	23,824	23,363	21,645	19,535
Interest expense on junior subordinated notes	690	742	788	864

	70,892	74,893	80,657	80,655

Net interest (loss) income	4,520	(942)	(1,475)	160

(Loss) on sale of Agency MBS	—	(10,207)	—	—
Gain (loss) on sale of BT Other MBS	—	1,162	1,466	—
(Loss) on sale of loans	(5)	—	—	—
Belvedere Trust offering costs	—	(222)	—	—
Expenses	(2,197)	(1,688)	(2,387)	(2,445)

(Loss) Income from operations before minority interest	2,318	(11,897)	(2,396)	(2,285)
Minority interest in net loss (income) of a subsidiary	49	5	3	(1)

Net (loss) income	$2,367	$(11,892)	$(2,393)	$(2,286)
Dividend on Series A Cumulative Preferred Stock	$—	$(1,011)	$(1,011)	$(2,022)

Net (loss) income available to common stockholders	$2,367	$(12,903)	$(3,404)	$(4,308)

Basic (loss) earnings per common share	$0.05	$(0.28)	$(0.07)	$(0.09)
Weighted average number of shares outstanding	45,388	45,372	45,392	45,565
Diluted (loss) earnings per common share	$0.05	$(0.28)	$(0.07)	$(0.09)
Weighted average number of diluted shares outstanding	45,401	45,372	45,392	45,565
Dividends declared per preferred share	$0.00	$0.539063	$0.539063	$1.078126
Dividends declared per common share	$0.02	$0.02	$0.02	$0.02

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2005 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$38,798	$39,860	$38,797	$41,793
Interest on Other MBS	580	797	1,216	1,393
Interest on residential real estate loans	27,432	31,056	31,193	28,837

	66,810	71,713	71,206	72,023

Interest expense:
Interest expense on repurchase agreements (Anworth)	25,602	31,609	33,869	38,021
Interest expense on repurchase agreements (Belvedere Trust)	3,978	4,376	4,449	4,341
Interest expense on whole loan financing facilities	1,464	1,430	563	565
Interest expense on MBS issued	17,995	22,529	25,182	24,537
Interest expense on junior subordinated notes	94	585	630	690

	49,133	60,529	64,693	68,154

Net interest income	17,677	11,184	6,513	3,869

Gain on sale of loans	—	—	—	129
Belvedere Trust offering costs	—	—	—	(725)
Expenses	(3,059)	(2,224)	(1,966)	(2,237)

Income from operations before minority interest	14,618	8,960	4,547	1,036
Minority interest in net income of a subsidiary	(136)	(105)	(35)	—

Net income	$14,482	$8,855	$4,512	$1,036
Dividend on Series A Cumulative Preferred Stock	$(868)	$(1,011)	$(1,011)	$(2,022)

Net (loss) income available to common stockholders	$13,614	$7,844	$3,501	$(986)

Basic (loss) earnings per common share	$0.29	$0.16	$0.07	$(0.02)
Weighted average number of shares outstanding	46,839	47,637	47,867	46,069
Diluted (loss) earnings per common share	$0.29	$0.16	$0.07	$(0.02)
Weighted average number of diluted shares outstanding	46,876	47,668	47,891	46,069
Dividends declared per preferred share	$0.539063	$0.539063	$0.539063	$1.078126
Dividends declared per common share	$0.27	$0.18	$0.08	$0.02

(1)	The unaudited quarterly data has been corrected in accordance with SAB 108 (as described in Note 14) and will therefore not tie to the Form 10-Q that was filed.

NOTE 18.	SUBSEQUENT EVENTS

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock and received net proceeds of approximately $27 million (net of underwriting fees, commissions and other costs). The shares have a liquidation value of $25.00 per share and will pay cash dividends at a rate of 6.25% per year of the $25.00 liquidation preference. The conversion rate will initially be 2.3809 shares of our common stock per share of Series B Preferred Stock. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We intend to classify the Series B Preferred Stock as temporary equity, which we believe follows the guidance of Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we believe the guidance specifies the treatment of these securities as temporary equity.

We have also analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FAS 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that these do not need to be bifurcated.

Since December 31, 2006, we have entered into five additional swap agreements with an aggregate notional amount of $500 million for terms of up to three years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

In February 2007, Belvedere Trust sold one of its interest-only securities for approximately $2.37 million. At December 31, 2006, we wrote down the value of this security from an amortized cost of approximately $ 3.34 million to its fair value of approximately $2.51 million. This write-down of approximately $830 thousand was reflected in impairment charges. Based on the sales price of approximately $2.37 million, Belvedere Trust recorded in February 2007 an additional loss of approximately $140 thousand on the sale of this security. In addition to the sale of this security, during January and February 2007, Belvedere Trust sold six other securities from its BT Other MBS portfolio, having a fair value at December 31, 2006 of approximately $27.4 million. Belvedere Trust expects to recognize a gain on the sale of these six securities of approximately $1 million. Belvedere Trust sold all of these securities as part of its asset/liability management program in order to reduce its credit risk exposure and to minimize future volatility to its earnings.

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

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4

Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5

Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

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
10.4

Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5*

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6*

Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7*

Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11*

Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12*

Second Addendum to Employment Agreement dated as of June 13, 2002 between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13*

Second Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.14*	Third Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.15*

Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.16*

Fourth Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

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

Exhibit Number	Description
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

10.21

BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22

Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23

Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.24

Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)*

10.25

Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.26

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27

Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.28

Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.29

Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.30

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.31*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.32*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

Exhibit Number	Description
10.33

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.34*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics and Business Conduct

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.