Form 10-K/A
period 2006-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2007-04-17
CIK 1047884

UNITED STATES

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

At April 13, 2007, the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding; 1,150,000 shares of Series B Cumulative Convertible Preferred Stock issued and outstanding; and 45,616,076 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2007 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

EXPLANATORY NOTE

Anworth Mortgage Asset Corporation, or the Company, is filing this Amendment No. 1 on Form 10-K/A, or the Amendment, to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, or the Form 10-K, to amend Item 7 of the Form 10-K. The purpose of the Amendment is to correct typographical errors in the tables under the heading “Off-Balance Sheet and Contractual Arrangements”. The line items for “Lease commitment (Anworth)” in such tables were inadvertently shown in actual dollars, whereas the remainder of the line items in such tables were shown in thousands of dollars. The resulting revisions also change the amounts listed under “Total” by reducing such amounts accordingly. No other amendments have been made and the Amendment does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Accordingly, the Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

PART II

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

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets:

	Year Ended December 31, 2006				Year Ended December 31, 2005
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency and Non-Agency MBS	25%	29%	26%	26%	27%	31%	36%	32%
BT Loans	35%	35%	29%	32%	19%	31%	37%	35%
BT Other MBS	10%	8%	13%	7%	21%	16%	17%	19%

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

At December 31, 2005, Belvedere Trust’s portfolio of BT Other MBS at fair value included securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $96 million backed by 53.7% hybrid, 45.8% adjustable-rate and 0.5% fixed-rate mortgages by carrying value. This amount includes approximately $30 million in securities that were retained from Belvedere Trust’s first securitization (HYB1) (accounted for as a sale) during the first quarter of 2004 consisting of $20 million in securities rated AAA, $8 million in other investment grade securities and $2 million in non-investment grade securities. The remaining balance of approximately $66 million were securities that were purchased from major issuers and consist of $46 million in investment grade securities and $20 million in non-investment grade securities.

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

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at December 31, 2006 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,329,921	$4,329,921	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	275,733	235,733	40,000	—	—
MBS issued(2)	1,472,876	368,219	483,287	271,849	349,521
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,627	277	578	614	158
Lease commitment (Belvedere Trust)	102	65	37	—	—

Total(4):	$6,117,639	$4,934,215	$523,902	$272,463	$387,059

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. These estimates may change significantly from the amounts presented above.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 7 to the accompanying consolidated financial statements.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 11 to the accompanying consolidated financial statements.

The following table represents our contractual obligations at December 31, 2005 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,099,410	$4,099,410	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	429,919	348,519	81,400	—	—
Whole loan financing facilities	493	493	—	—	—
MBS issued(2)	2,070,333	517,583	679,328	382,122	491,300
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,896	269	562	596	469
Lease commitment (Belvedere Trust)	167	65	102	—	—

Total(4):	$6,639,598	$4,966,339	$761,392	$382,718	$529,149

(1)	These represent amounts due by maturity.

(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 11 to the accompanying consolidated financial statements.

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

DATED: April 17, 2007	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.