Form 10-Q
period 2007-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2007-05-09
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE

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

At May 4, 2007, the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding; 1,150,000 shares of Series B Cumulative Convertible Preferred Stock issued and outstanding; and 45,616,076 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,791,656	$4,449,129
Agency MBS at fair value	202,229	229,778

	4,993,885	4,678,907
Non-Agency MBS:
Non-Agency MBS pledged to counterparties at fair value	109,821	104,508
Non-Agency MBS at fair value	8,443	2,515

	118,264	107,023

BT Other MBS:
BT Other MBS pledged to counterparties at fair value	205,052	147,644
BT Other MBS at fair value	4,017	15,155

	209,069	162,799

BT Residential Loans	1,526,976	1,682,522
Allowance for loan losses	(1,970)	(1,608)
Cash and cash equivalents	354	175
Interest and dividends receivable	35,939	35,523
Derivative instruments at fair value	8,872	11,757
Prepaid expenses and other	20,388	10,291

	$6,911,777	$6,687,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$75,922	$69,106
Repurchase agreements (Anworth)	4,614,171	4,329,921
Repurchase agreements (Belvedere Trust)	301,106	275,733
MBS issued	1,346,767	1,471,724
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	10,587	6,877
Dividends payable on Series A Cumulative Preferred Stock	1,011	2,022
Dividends payable on Series B Cumulative Convertible Preferred Stock	324	—
Dividends payable on common stock	—	912
Accrued expenses and other	3,828	2,624

	$6,391,096	$6,196,299

Minority interest	$78	$88

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; 1,150 and 0 shares issued and outstanding, respectively	$26,866	$—

Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidation preference $25.00 per share; 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,616 and 45,609 issued and outstanding, respectively	456	456
Additional paid-in capital	525,896	525,607
Accumulated other comprehensive loss consisting of unrealized losses and gains	(45,429)	(45,435)
Accumulated deficit	(32,583)	(35,023)

	$493,737	$491,002

	$6,911,777	$6,687,389

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$62,167	$46,220
Interest on Non-Agency MBS	1,682	—
Interest on BT Other MBS	3,610	2,850
Interest on BT Residential Loans	19,080	26,342

	86,539	75,412

Interest expense:
Interest expense on repurchase agreements (Anworth)	59,016	42,121
Interest expense on repurchase agreements (Belvedere Trust)	3,746	4,254
Interest expense on whole loan financing facilities	—	3
Interest expense on MBS issued	17,930	23,824
Interest expense on junior subordinated notes	794	690

	81,486	70,892

Net interest income	5,053	4,520

Gain on sale of BT Other MBS	185	—
Loss on sale of BT Residential Loans	—	(5)
Expenses:
Compensation and benefits	(908)	(866)
Compensation—amortization of restricted stock	(207)	(75)
Provision for loan losses	(428)	(188)
Other expenses	(941)	(1,068)

Total expenses	(2,484)	(2,197)

Income from operations before minority interest	2,754	2,318

Minority interest in net loss of a subsidiary	10	49

Net income	$2,764	$2,367
Dividend on Series A Cumulative Preferred Stock(1)	$—	$—
Dividend on Series B Cumulative Convertible Preferred Stock	$(324)	$—

Net income available to common stockholders	$2,440	$2,367

Basic earnings per common share	$0.05	$0.05

Weighted average number of shares outstanding	45,614	45,388

Diluted earnings per common share	$0.05	$0.05

Weighted average number of diluted shares outstanding	45,614	45,401

(1)	As restated in Note 15.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Retained Earnings (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)		$491,002

Issuance of common stock		7		—	62							62
Other comprehensive income (loss), fair value adjustments						16,367	(165)	(6,596)	(9,600)		6	6
Net income										2,764	2,764	2,764

Total comprehensive income											$2,770

Amortization of restricted stock					227							227
Dividend declared—$0.282118 per Series B preferred share										(324)		(324)

Balance, March 31, 2007	1,876	45,616	$45,397	$456	$525,896	$(34,152)	$(165)	$(1,714)	$(9,398)	$(32,583)		$493,737

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Operating Activities:
Net income	$2,764	$2,367
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	5,921	6,771
Amortization of premium and discounts (BT Other MBS)	249	346
Amortization of premium and discounts (BT Residential Loans)	3,492	4,245
Amortization of premium and discounts as long-term debt issued	(10)	(27)
Amortization of capitalized securitization costs	602	948
Gain on sale of BT Other MBS	(185)	—
Loss on sale of BT Residential Loans	—	5
Provision for loan losses	650	—
Provision for losses on real estate owned	(222)	188
Adjustment for minority interest in net loss	(10)	(49)
Amortization of restricted stock	227	95
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(416)	97
Increase in prepaid expenses and other	(10,687)	(499)
Increase (decrease) in accrued interest payable	6,816	(7,677)
Increase (decrease) in accrued expenses and other	1,205	(3,864)

Net cash provided by operating activities	$10,396	$2,946

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(644,345)	$(280,758)
Principal payments	339,814	341,046
Available-for-sale Non-Agency MBS:
Purchases	(20,000)	—
Principal payments	8,594	—
Available-for-sale BT Other MBS:
Purchases	(89,344)	(93,606)
Principal payments	3,926	4,182
Proceeds from sales	29,470	—
BT Residential Loans:
Proceeds from sales	—	508
Principal payments	—	11
ARM loans collateralizing MBS issued:
Principal payments	151,988	241,480

Net cash (used in) provided by investing activities	$(219,897)	$212,863

Financing Activities:
Borrowings from repurchase agreements	$7,466,901	$6,110,632
Repayments on repurchase agreements	(7,157,278)	(6,162,879)
Repayments on whole loan financing facilities	—	(493)
Decrease in restricted cash	—	206
Borrowings on MBS issued	21,632	52,973
Repayments on MBS issued	(146,580)	(221,138)
Proceeds from common stock issued, net	62	61
Proceeds from Series B Preferred Stock issued, net	26,866	—
Series A Preferred stock dividends paid	(1,011)	(1,011)
Common stock dividends paid	(912)	(908)
Treasury stock purchased	—	(285)

Net cash provided by (used in) financing activities	$209,680	$(222,842)

Net increase (decrease) in cash and cash equivalents	$179	$(7,033)
Cash and cash equivalents at beginning of period	175	8,248

Cash and cash equivalents at end of period	$354	$1,215

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$74,078	$77,648
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$285

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2007	2006
Net income	$2,764	$2,367

Available-for-sale Agency MBS, fair value adjustment	16,367	(14,705)
Available for sale Non-Agency MBS, fair value adjustment	(165)	—
BT Other MBS, fair value adjustment	(9,785)	399
Reclassification adjustment for gains on sales included in net income	185	—
Unrealized (losses) gains on cash flow hedges	(4,708)	1,448
Reclassification adjustment for interest (income) expense included in net income	(1,888)	1,011

	6	(11,847)

Comprehensive income (loss)	$2,770	$(9,480)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities, referred to as MBS, and residential mortgage loans that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow. Through our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust, we have acquired mortgage loans with a focus on high credit-quality jumbo adjustable-rate and hybrid first-lien and second-lien mortgage markets. Belvedere Trust, through taxable REIT subsidiaries, securitized a substantial amount of those mortgage loans and has retained a portion of the mortgage-backed securities while selling the balance to third parties in the secondary market.

We have elected to be taxed as a real estate investment trust, or REIT, under the Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders. Certain direct and indirect subsidiaries of Belvedere Trust are taxable REIT subsidiaries and, as such, are liable for corporate income taxes.

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

To potentially offset the negative impact of the rising interest rates and inverted yield curve on earnings and book value, we have different alternatives with which to employ our funds including investing in new mortgage-related assets at yields that are currently higher than the cost of our borrowings; paying down our borrowings to reduce the related costs; and repurchasing our common stock when the market price is below our book value to increase the book value per common share.

Although we believe that these alternatives may positively impact earnings and book value, we have no control over the changes in interest rates and the slope of the yield curve and, therefore, there can be no assurance that these strategies will produce the desired positive effects.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Principal Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

Change in Basis of Presentation

For the year ended December 31, 2006, we decided to present the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. As a result, this information for the period ending March 31, 2006 is presented in the same manner for conformity.

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

Non-Agency MBS are high credit quality investment grade securities (generally rated AA or greater) not issued by government sponsored enterprises which are secured primarily by first-lien residential mortgage loans.

BT Other MBS include investment and non-investment grade MBS which are backed by first-lien residential mortgage loans. Credit losses are generally allocated to these securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the more senior securities, until the principal balance of each of the respective securities is depleted. Since Belvedere Trust’s BT Other MBS portfolio includes non-investment grade securities, including the first loss security, Belvedere Trust bears primary credit risk associated with mortgages with a face value of $1.25 billion, including $84 million related to Belvedere Trust’s first securitization (HYB1), as of March 31, 2007.

Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. At March 31, 2007, Belvedere Trust has incurred $6 thousand in credit losses on HYB1, which was applied against the discount.

During the quarter ended March 31, 2007, Belvedere Trust sold one of the acquired first loss securities for a loss of approximately $24 thousand, reducing its primary credit exposure by approximately $340 million.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS and Belvedere Trust’s BT Other MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from other comprehensive income to income.

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” or SFAS 91, an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2007, aggregated by investment category and length of time:

	Less Than 12 Months			12 Months or More			Total
	(in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency & Non-Agency MBS	55	$806,302	$(1,884)	492	$2,576,642	$(42,100)	547	$3,382,944	$(43,984)
BT Other MBS	58	$158,100	$(8,820)	9	$26,050	$(870)	67	$184,150	$(9,690)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

We also do not consider the BT Other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2007.

Residential Real Estate Loans

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

Allowance for Loan Losses

Belvedere Trust establishes and maintains an allowance for estimated loan losses inherent in its BT Residential Loans portfolio. The loan loss reserves are based upon Belvedere Trust’s assessment of various factors affecting the credit quality of its assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on Belvedere

Trust’s BT Residential Loans portfolio is established by taking loan loss provisions through our Consolidated Statements of Income. Belvedere Trust does not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally be covered by recourse to the companies from whom Belvedere Trust acquired the loans.

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). This business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. We disclose our interests in consolidated VIEs under FIN 46 in Note 4.

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

Credit Risk

At March 31, 2007, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing securities primarily from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At March 31, 2007, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. It bears the risk of loss on any loans that it acquires and which it subsequently securitizes. Belvedere Trust acquires loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquires many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At March 31, 2007, Belvedere Trust has not sold the first loss securities from its securitizations to third parties. At March 31, 2007, 41% of the loans Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 37% of Belvedere Trust’s loans allowed for negative amortization.

Other-than-temporary losses on our available-for-sale MBS and Belvedere Trust’s BT Other MBS, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

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

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At March 31, 2007, the amount of our assets attributable to our TRS was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2006 annual report on Form 10-K on page 11.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of January 1, 2007. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the consolidated statements of financial condition using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FASB 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

Stock-Based Compensation

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. We intend to utilize restricted stock grants instead of stock option grants in future employee compensation (see Note 13).

Restricted stock is expensed over the vesting period (see Note 13).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Weighted Average Shares	Income Per Share
For the three months ended March 31, 2007(1):
Basic EPS	$2,440	45,614	$0.05
Effect of dilutive securities: stock options	—	—	—

Diluted EPS	$2,440	45,614	$0.05

For the three months ended March 31, 2006(2):
Basic EPS	$2,367	45,388	$0.05
Effect of dilutive securities: stock options	—	13	—

Diluted EPS	$2,367	45,401	$0.05

(1)	The effect of converting 1.15 million shares of Series B Convertible Preferred Stock is anti-dilutive and is not included in the earnings per share calculation.
(2)	As restated in Note 15.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157. Prior to SFAS 157, there were different definitions of fair value and limited guidance dispersed among many different accounting pronouncements. SFAS 157 does not require any new fair value measurements. The changes to current practice resulting from the application of SFAS 157 relate to the definition of fair value, the methods used to evaluate fair value and the expanded disclosures about fair value measurements. This guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal (or most advantageous) market for the asset or liability. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. SFAS 157 also clarifies that market participant assumptions include assumptions about risk and about the effects of a restriction on the sale or use of an asset. SFAS 157 requires expanded disclosures about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. SFAS 157 is effective for our financial statements for the fiscal beginning January 1, 2008 and thereafter. We do not believe SFAS 157 will have a material impact on our financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities,” or SFAS 159. SFAS 159 allows entities to make an election to record certain selected financial assets and liabilities at fair value on the balance sheet, with changes in fair value recorded in earnings. SFAS 159 will be effective for our financial statements for the fiscal year beginning January 1, 2008 and thereafter. We do not believe that SFAS 159 will affect the present treatment of available-for-sale securities and, therefore, do not believe that SFAS 159 will have a material impact on our financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS and Belvedere Trust’s BT Other MBS classified as available-for-sale as of March 31, 2007 and December 31, 2006, which are carried at their fair value (amounts in thousands):

March 31, 2007

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$50,048	$1,808,425	$3,147,601	$5,006,074
Paydowns receivable	—	21,963	—	21,963
Unrealized gains	—	6,884	2,783	9,667
Unrealized losses	(747)	(14,189)	(28,883)	(43,819)

Fair value	$49,301	$1,823,083	$3,121,501	$4,993,885

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed- Rate	Floating-Rate CMO	Total Agency MBS
Amortized cost	$1,317,207	$2,754,026	$924,457	$10,384	$5,006,074
Paydowns receivable	10,312	11,651	—	—	21,963
Unrealized gains	238	3,432	5,874	123	9,667
Unrealized losses	(16,942)	(16,919)	(9,958)	—	(43,819)

Fair value	$1,310,815	$2,752,190	$920,373	$10,507	$4,993,885

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$118,429
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	(165)

Fair value	$118,264

At March 31, 2007, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.58% which were acquired at par value.

BT Other MBS	Total BT Other MBS
Amortized cost	$218,467
Unrealized gains	292
Unrealized losses	(9,690)

Fair value	$209,069

In the first quarter of 2007, Belvedere Trust sold approximately $29.3 million of its BT Other MBS portfolio and realized a net gain of approximately $0.2 million. The sales were part of Belvedere Trust’s asset/liability management program in order to reduce its credit risk exposure and to minimize future volatility to its earnings.

December 31, 2006

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$55,771	$1,714,520	$2,932,365	$4,702,656
Paydowns receivable	—	26,771	—	26,771
Unrealized gains	—	5,127	940	6,067
Unrealized losses	(972)	(17,893)	(37,722)	(56,587)

Fair value	$54,799	$1,728,525	$2,895,583	$4,678,907

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,220,896	$2,714,172	$756,768	$10,820	$4,702,656
Paydowns receivable	12,241	14,530	—	—	26,771
Unrealized gains	53	1,523	4,371	120	6,067
Unrealized losses	(20,108)	(25,819)	(10,660)	—	(56,587)

Fair value	$1,213,082	$2,704,406	$750,479	$10,940	$4,678,907

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$107,023
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	—

Fair value	$107,023

At December 31, 2006, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.61% that were acquired at par value.

BT Other MBS	Total BT Other MBS
Amortized cost	$162,597
Unrealized gains	1,627
Unrealized losses	(1,425)

Fair value	$162,799

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquires high credit-quality jumbo adjustable-rate and hybrid first-lien and second-lien mortgage loans and other mortgage-related assets, securitizes a substantial amount of those mortgage loans and then retains a portion of those MBS while selling the balance to third parties in the secondary market. To date, Belvedere Trust has transferred approximately $3.8 billion of residential real estate loans to securitization trusts pursuant to pooling and servicing agreements. With the exception of the first transaction in February 2004, all of these transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the three months ended March 31, 2007, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the three months ended

March 31, 2007, Belvedere Trust transferred securities with an original face value of $37 million retained from prior securitizations to third parties. These securities have a current face value of $20 million as of March 31, 2007. These transactions are also effectively accounted for as financings.

The residential real estate loans remain as assets on our Consolidated Balance Sheets subsequent to securitization and the financing resulting from these securitizations is shown on our Consolidated Balance Sheets as “MBS issued.” The servicing of the mortgage loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

On April 11, 2005, the Securities and Exchange Commission, or the SEC, declared effective a shelf registration statement on Form S-3 filed by Belvedere Trust’s wholly-owned direct and indirect subsidiaries, BellaVista Finance Corporation and BellaVista Funding Corporation, as co-registrants. This registration statement registered for sale to the public up to $4.5 billion in asset-backed securities.

For the one securitization transaction (HYB1) accounted for as a sale during 2004, Belvedere Trust transferred approximately $253 million of residential mortgage loans to a securitization trust. The retained securities are carried at amortized cost, adjusted for fair market value based on quoted market prices. As these securities include the first loss security, Belvedere Trust bears the credit risk associated with these mortgages. The principal balance outstanding, at March 31, 2007, of all the securities from this transaction, was $84 million; the amount of assets derecognized was $76 million and the amount recognized as our retained securities was $8 million. At March 31, 2007, the delinquent amount of all the principal balances from this transaction was $2.5 million. Credit losses totaling $6 thousand have been incurred to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at March 31, 2007 and December 31, 2006:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	March 31, 2007	December 31, 2006
–2.0%	–0.04%	0.85%
–1.0%	–0.86%	0.61%
0%	—	—
1.0%	–2.29%	–1.07%
2.0%	–3.31%	–2.57%

In accordance with our investment guidelines, Belvedere Trust also invests in asset classes other than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring residential real estate loans has increased to a point where it becomes un-economical to securitize these loans. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from other issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what Belvedere Trust typically has done for the acquisition of residential real estate loans. It is Belvedere Trust’s intent to securitize residential real estate loans again under its shelf registration statement when securitization execution is economically attractive relative to the pricing of residential real estate loans.

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s BT Residential Loans portfolio totaled $1.5 billion at March 31, 2007. Belvedere Trust had no loans pending securitization at March 31, 2007. Included in Belvedere Trust’s BT Residential Loans portfolio are 14 loans with a carrying value of $3.7 million, including a valuation reserve of $828 thousand, which have become real estate owned.

At March 31, 2007, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,500,498	$1,500,498
Principal receivable	—	11	$11
Unamortized premium	—	27,295	$27,295
Valuation reserve on real estate owned	—	(828)	$(828)

Carrying value	$—	$1,526,976	$1,526,976

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	$11
Unamortized premium	—	30,788	$30,788
Valuation reserve on real estate owned	—	(1,050)	$(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At March 31, 2007, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.875% - 9.250%	2032 - 2045	$582,105	$13,480	$10,143

First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% - 9.000%	2034 - 2035	41,971	535	2,069

First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% - 8.625%	2033 - 2035	80,124	2,119	7,134

First-lien adjustable-rate residential real estate loans	1-Year ARM	7.375% - 7.625%	2033 - 2034	1,353	148	—

First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% - 7.375%	2033 - 2035	176,322	2,818	2,090

First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% - 6.750%	2033 - 2035	457,760	4,070	4,472

First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% - 6.625%	2033 - 2034	146,265	657	955

First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% - 6.250%	2034 - 2035	14,598	313	—

				$1,500,498	$24,140	$26,863

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.750% - 9.125%	2032 - 2045	$657,311	$14,542	$5,982

First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% - 9.000%	2034 - 2035	53,218	1,231	1,924

First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% - 8.750%	2033 - 2035	102,288	5,268	6,176

First-lien adjustable-rate residential real estate loans	1-Year ARM	7.000% - 7.625%	2033 - 2034	2,002	—	—

First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% - 6.375%	2033 - 2035	199,093	1,366	2,542

First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% - 6.750%	2033 - 2035	472,935	3,962	3,875

First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% - 6.625%	2033 - 2034	150,695	1,032	841

First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% - 6.250%	2034 - 2035	15,231	314	—

				$1,652,773	$27,715	$21,340

At March 31, 2007 and December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

	March 31, 2007		December 31, 2006
Range of Principal Balance of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0-$99	156	$12,465	171	$13,533
$100-$149	444	55,485	494	61,728
$150-$199	436	75,815	490	85,137
$200-$249	389	87,147	424	95,051
$250-$299	297	81,580	337	92,584
$300-$349	363	118,871	390	127,726
$350-$399	485	182,526	536	201,699
$400-$449	381	161,659	422	179,016
$450-$499	312	147,965	329	156,018
$500-$749	628	371,330	697	411,234
$750-$999	146	127,339	159	139,116
$1,000 or greater	64	78,316	73	89,931

	4,101	$1,500,498	4,522	$1,652,773

At March 31, 2007, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.18% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.82%. The difference between the weighted average gross coupon and the weighted average net coupon is due primarily to servicing fees. At December 31, 2006, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.12% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.77%. At

March 31, 2007, the weighted average FICO was 728 and the loan-to-value (LTV) was 72. At December 31, 2006, the weighted average FICO was 727 and the loan-to-value (LTV) was 72.

Geographic Concentration	March 31, 2007	December 31, 2006
Southern California	29%	29%
Northern California	23%	23%
Florida	7%	7%
Colorado	4%	4%
Virginia	4%	4%
Michigan	3%	3%
Illinois	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	24%	24%

Total:	100%	100%

Belvedere Trust had no loans pending securitization at March 31, 2007. Securitized residential real estate loans with a face value of approximately $1.5 billion have been pledged as collateral for the $1.3 billion of MBS issued. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed in Note 1 under “Variable Interest Entities.” The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss is limited to its net investment in the collateral. Although the $1.5 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the MBS (including Belvedere Trust’s first securitization), $1.4 billion in principal amount outstanding at March 31, 2007 have been sold to third parties and $161million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $60 million of AAA class, $22 million of AA class and $79 million of classes rated less than AA.

The following table represents the changes at March 31, 2007 in Belvedere Trust’s BT Residential Loans portfolio (in thousands):

March 31, 2007
Balance, beginning of period	$1,682,522
Principal repayments	(151,988)
Premium amortization	(3,492)
Transfer to real estate owned	222
Losses on real estate owned	(288)

Balance, end of period	$1,526,976

The following table represents the changes at March 31, 2007 in the allowance for loan losses on Belvedere Trust’s BT Residential Loans portfolio (in thousands):

March 31, 2007
Balance, beginning of period	$1,608
Additions(1)	428
Transfer to/from real estate owned	222
Charge-offs(1)	(292)
Recoveries(1)	4

Balance, end of period	$1,970

(1)	The allowance for loan losses is comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve is based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores and collateral value. The specific loan loss reserve is determined based upon an analysis of individual seriously delinquent loans. During the three months ended March 31, 2007, Belvedere Trust released $152 thousand from its general loan loss reserve and added $580 thousand to its specific loan loss reserve. During the three months ended March 31, 2007, credit losses of $288 thousand (net of $4 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve.

NOTE 5. REPURCHASE AGREEMENTS

Anworth Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS and Non-Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS and Non-Agency MBS portfolios, at March 31, 2007, our repurchase agreements had a weighted average term to maturity of 88 days and a weighted average borrowing rate of 5.31%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 365 days with a weighted average borrowing rate of 5.12%. At March 31, 2007, Agency MBS and Non-Agency MBS with a fair value of approximately $4.9 billion have been pledged as collateral under the repurchase agreements.

Relative to our Agency MBS and Non-Agency MBS portfolios, at December 31, 2006, our repurchase agreements had a weighted average term to maturity of 90 days and a weighted average borrowing rate of 5.36%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 301 days with a weighted average borrowing rate of 5.19%. At December 31, 2006, Agency MBS with a fair value of approximately $4.45 billion had been pledged as collateral under the repurchase agreements.

At March 31, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

	March 31, 2007	December 31, 2006
Less than 3 months	69.7%	59.1%
3 months to less than 1 year	30.3%	40.9%

Total:	100.0%	100.0%

At March 31, 2007, we had three counterparties (Countrywide Securities Corporation, Nomura Securities International, Inc. and Mizuho Securities USA Inc.) where the amount at risk ($59.4 million, $52.5 million and

$50.8 million, respectively) exceeded 10% of our stockholders’ equity. The amount at risk represents the fair value of the securities less the amount of the repurchase agreement liabilities. The weighted average maturity of the repurchase agreements with each of the above named counterparties was 45 days, 93 days and 102 days, respectively.

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements with major financial institutions to finance most of its BT Other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which it has securitized. The repurchase agreements are primarily short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At March 31, 2007, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 211 days and a weighted average borrowing rate of 5.13%. At December 31, 2006, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 124 days and a weighted average borrowing rate of 5.11%.

At March 31, 2007 and December 31, 2006, Belvedere Trust’s repurchase agreements had the following remaining maturities:

	March 31, 2007	December 31, 2006
Less than 3 months	62.2%	66.0%
3 months to less than 1 year	16.8%	19.5%
1 year to less than 2 years	10.0%	14.5%
2 year to less than 3 years	—	—
Equal to or greater than 3 years	11.0%	—

Total:	100.0%	100.0%

NOTE 6. MBS ISSUED AND WHOLE LOAN FINANCING FACILITIES

Belvedere Trust finances its residential real estate loans using MBS issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the MBS issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. At March 31, 2007 and December 31, 2006, the weighted average coupon on the MBS issued was 5.02% and 5.04%, respectively. The maturities on the MBS issued are also based upon the maturities of the underlying mortgages. Principal is paid on the MBS issued following receipt of principal payments on the loans. The scheduled maturities of the MBS issued extend to October 2045. At March 31, 2007, residential real estate loans with a face value of approximately $1.5 billion have been pledged as collateral for the $1.3 billion of MBS issued. At December 31, 2006, residential real estate loans with a face value of approximately $1.65 billion were pledged as collateral for $1.47 billion in mortgage-backed securities issued.

Belvedere Trust has entered into whole loan financing facilities to finance its residential real estate loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At March 31, 2007, Belvedere Trust had no outstanding borrowings under these facilities. At December 31, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

The following table represents the principal payments of the MBS issued at March 31, 2007 and for each of the succeeding five years:

	2007	2008	2009	2010	2011
	(in thousands)
MBS issued	$261,612	$271,599	$203,700	$152,775	$114,581

The following table represents the principal payments of the MBS issued at December 31, 2006 and for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
MBS issued	$368,219	$276,164	$207,123	$155,342	$116,507

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

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

Our Agency MBS, Non-Agency MBS and Belvedere Trust’s BT Other MBS are reflected in the consolidated financial statements at estimated fair value. Management bases its fair value estimates for our Agency MBS and Belvedere Trust’s BT Other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and payables for securities purchased are reflected in the consolidated financial statements at their costs, which approximates their fair value because of the nature and short term of these instruments.

The following table of the estimated fair value of financial instruments at March 31, 2007 was made by using available market information, historical data and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	March 31, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Residential real estate loans securitized	$1,526,976	$1,517,478	$1,682,522	$1,667,581
MBS issued	$1,346,767	$1,339,700	$1,471,725	$1,463,864

These fair value estimates at March 31, 2007 and December 31, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Belvedere Trust has the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at March 31, 2007.

Residential real estate loans are presented on the Consolidated Balance Sheets at historical cost, net of amortization, as Belvedere Trust holds these assets for investment. The fair value of the residential real estate loans is calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value are inherently subjective in nature, involve matters of uncertainty and judgment and do not necessarily indicate the amounts that could be received in a current market exchange. The estimated fair value of MBS issued (obligations due on pass-through certificates) is based on dealers’ quotes.

NOTE 9. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Internal Revenue Code of 1986, or the Code, with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met. We believe we met all REIT requirements regarding these tests and the distribution of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

BT Finance and its wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries (TRS) of Anworth. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C Corporation.

As of December 31, 2006, BT Finance’s net operating loss carry forwards were approximately $1.8 million for both federal and state purposes. The federal and state net operating losses begin to expire in the years 2024 and 2014, respectively. Under Internal Revenue Code Sec. 382, certain changes in the ownership structure may limit the annual usage of the net operating losses. We do not believe such a change in the ownership structure has occurred during the past year ended December 31, 2006 and the current quarter ended March 31, 2007. BT Finance has a deferred tax asset arising from its net operating loss carry forwards. Based on facts and circumstances, we believe it is more likely than not that the deferred tax asset will not be utilized in the foreseeable future. Therefore, a full valuation allowance was recorded.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of January 1, 2007. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the IRS closed its 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock and received net proceeds of approximately $27 million (net of underwriting fees, commissions and other costs). The

Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at an initial conversion rate of 2.3809 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the Series B preferred stockholder at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, Series B preferred stockholders, together with our Series A preferred stockholders, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through March 31, 2007, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended March 31, 2007, we issued approximately seven thousand shares of common stock under the plan, resulting in proceeds to us of approximately $62 thousand.

We currently have on file with the SEC a shelf registration statement for offering up to $300 million of our capital stock. At March 31, 2007, $250.9 million of our securities remained available for issuance under the registration statement.

On January 19, 2005, we entered into an Amended and Restated Sales Agreement with Cantor Fitzgerald & Co., or Cantor, to sell up to 2.0 million shares of our Series A Preferred Stock and up to 5.7 million shares of our common stock from time to time through a controlled equity offering program under which Cantor acts as sales agent. The agreement amended and restated the Sales Agreement that we entered into on April 21, 2004. Sales of the shares of our Series A Preferred Stock and common stock are made on the New York Stock Exchange by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three months ended March 31, 2007, we did not sell any shares of our common stock and our Series A Preferred Stock under the controlled equity offering program.

On May 17, 2005, Belvedere Trust filed a registration statement with the SEC for the purpose of registering its common stock in connection with a contemplated initial public offering, or IPO. In December 2005, after discussions with the underwriters, we and Belvedere Trust determined that the IPO would be delayed due to market conditions. As a result of the delay in its IPO, Belvedere Trust expensed in December 2005 approximately $725 thousand in offering costs that had previously been deferred. In the second quarter of 2006, approximately $221 thousand in additional costs were incurred and also expensed in connection with this delayed IPO. After the second quarter of 2006, there have been no additional costs incurred in connection with this delayed IPO.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

At March 31, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 1.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

NOTE 12. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, eligible employees have the opportunity to earn incentive compensation for each fiscal quarter. The total aggregate amount of compensation that may be earned by all employees equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return.

The 2002 Incentive Plan contains a “high water mark” provision requiring that in any fiscal quarter in which our net income is an amount less than the amount necessary to earn the Threshold Return, we will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated.

The percentage of net income in excess of the Threshold Return earned under the 2002 Incentive Plan by all employees is calculated based on our quarterly average net worth as defined in the 2002 Incentive Plan. The percentage rate used in this calculation is based on a blended average of the following tiered percentage rates:

•	25% for the first $50 million of average net worth;

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million; and

•	5% for the average net worth in excess of $200 million.

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three months ended March 31, 2007, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At March 31, 2007, there was a negative incentive compensation accrual carried forward of $5.25 million.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $49.56 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2007, we paid $68 thousand in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three months ended March 31, 2006, we paid $66 thousand in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2007	2008	2009	2010	2011	Thereafter	Total Commitment
Commitment	$208,525	$284,965	$293,515	$302,332	$311,414	$158,012	$1,558,763

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $63 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2007. During the three months ended March 31, 2006, we paid fees of $69 thousand to PIA in connection with this agreement.

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

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three months ended March 31, 2007 and 2006, Belvedere Trust did not pay BT Management any incentive compensation. At March 31, 2007, there was a negative compensation accrual carried forward of $2.4 million.

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

NOTE 13. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2007, 1,220,662 shares remained available for future issuance under the Plan through any combination of stock options or other awards.

The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

In October 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under the Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. During the three months ended March 31, 2007, we expensed $57 thousand relating to this restricted stock grant.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us or upon the tenth anniversary of the effective date. During the three months ended March 31, 2007, we expensed $150 thousand relating to this restricted stock grant.

NOTE 14. HEDGING INSTRUMENTS

At March 31, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $1.4 billion and a weighted average maturity of 2.7 years. During the three months ended March 31, 2007, we entered into five new swap agreements with an aggregate notional amount of $500 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2007, there was a decrease in unrealized gains of $6.6 million, from $4.9 million at December 31, 2006 to unrealized losses of $1.7 million, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $4.7 million and a reclassification adjustment for interest income included in net income of $1.9 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $8.9 million and a liability of $10.6 million.

During the three months ended March 31, 2007, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4.8 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

To mitigate the impact of rising interest rates on the consummation of forward loan purchase commitments in connection with planned securitization funding, Belvedere Trust may enter into Eurodollar futures transactions. There is usually a time difference between the date Belvedere Trust enters into an agreement to purchase residential real estate loans and the date on which Belvedere Trust fixes the interest rates paid for securitization financing. Belvedere Trust is exposed to interest rate fluctuations during this period. In order to mitigate this risk, Belvedere Trust hedges its position using Eurodollar futures. Once the financing rates on the securitization are fixed, Belvedere Trust removes the hedge positions. Belvedere Trust does not designate the Eurodollar futures for hedge accounting. During the three months ended March 31, 2007, there were no Eurodollar futures transactions.

At March 31, 2007, Belvedere Trust did not have any positions outstanding on Eurodollar futures transactions. It is possible that Belvedere Trust may enter into Eurodollar futures transactions within the next twelve months. As the transactions are short-term, there may be either gain or loss recognized into earnings, but we can not anticipate the amount that would be recognized within the next twelve months at this time. At March 31, 2007, Belvedere Trust had no forward loan purchase commitments.

NOTE 15. CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for Series A Preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006. We recorded this Series A Preferred Stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the recently adopted provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. In accordance with the transition provision of SAB 108, we recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment increased the Series A Preferred Stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006. We have also corrected the quarterly information relating to this adjustment for the Series A Preferred Stock dividend, net income available to common stockholders, basic and diluted EPS and dividends declared per share of Series A Preferred Stock for the first quarter of 2006 as shown in the following table:

	March 31, 2006	Adjustment	March 31, 2006 As Adjusted
	(in thousands, except for per share amounts)
Net income	$2,367	$—	$2,367
Dividend on Series A Preferred Stock	(1,011)	1,011	—

Net income available to common stockholders	$1,356	$1,011	$2,367

Basic earnings per common share	$0.03	$0.02	$0.05
Diluted earnings per common share	$0.03	$0.02	$0.05

NOTE 16. COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 12.

(b) We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2007	2008	Total Commitment
Commitment	$48,405	$37,648	$86,053

(c) Loan Purchase Commitments—At March 31, 2007, Belvedere Trust had no commitments to purchase mortgage loans.

(d) Securities Purchase Commitments—At March 31, 2007, Belvedere Trust had no outstanding commitments to acquire MBS.

NOTE 17. OTHER EXPENSES

	Three Months Ended March 31,
	2007	2006
	(in thousands)
Legal and accounting fees	$234	$241
Fees related to holding loans and subservicing	45	112
Printing and stockholder communications	11	16
Directors and Officers insurance	102	101
Software and implementation	86	81
Administrative service fees	63	69
Rent	87	82
Stock exchange and filing fees	23	29
Custodian fees	24	35
Sarbanes-Oxley consulting fees	72	143
Board of directors fees and expenses	74	65
Securities data services	44	18
Other	76	76

Total of Other Expenses:	$941	$1,068

NOTE 18. SUBSEQUENT EVENTS

On April 13, 2007, we declared a common stock dividend of $0.05 per share which is payable on May 17, 2007 to our common stockholders of record as of the close of business on April 30, 2007.

On April 13, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on July 16, 2007 to our holders of record of Series A Preferred Stock as of the close of business on June 29, 2007.

On April 13, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on July 16, 2007 to our holders of record of Series B Preferred Stock as of the close of business on June 29, 2007.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-3 filed with the SEC on May 11, 2004, that discuss our business in greater detail.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2007, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2005 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our investments consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS; Non-Agency mortgage-backed securities, or Non-Agency MBS; Belvedere Trust’s residential real estate loans, or BT Residential Loans; and Belvedere Trust’s Other mortgage-backed securities, or BT Other MBS.

Belvedere Trust has acquired mortgage loans with a focus on high credit-quality jumbo adjustable-rate and hybrid first-lien and second-lien mortgage markets. Belvedere Trust, through taxable REIT subsidiaries, securitized a substantial amount of those mortgage loans and has retained a portion of the MBS while selling the balance to third parties in the secondary market. Belvedere Trust also invests in asset classes other than mortgage loans intended for securitization, including senior and subordinated tranches from other issuers’ securitizations.

At March 31, 2007, we had total assets of $6.9 billion. Our Agency MBS portfolio, consisting of $4.99 billion, was distributed as follows: 26% agency adjustable-rate MBS, 55% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of $118 million of floating-rate CMOs. BT Other MBS held at March 31, 2007 were approximately $209 million. Belvedere Trust had no mortgage loans held for securitization at March 31, 2007. Securitized mortgage loans were $1.53 billion. At March 31, 2007, Belvedere Trust’s assets comprised 25% of our overall assets, or approximately $1.75 billion in mortgage-related assets. Total equity at March 31, 2007 was $494 million. Series A Preferred Stock liquidating value was approximately $47 million. Common stockholders’ equity of $447 million, less approximately $1.9 million in offering costs for the Series B Preferred Stock, was approximately $445 million, or $9.75 per share. For the three months ended March 31, 2007, we reported net income of $2.8 million. Net income available to common stockholders was $2.4 million, or $0.05 per diluted share. This includes a net profit of $0.3 million for Belvedere Trust.

Results of Operations

Three Months Ended March 31, 2007 Compared to March 31, 2006

For the three months ended March 31, 2007, our net income was $2.8 million. Our net income available to common stockholders was $2.4 million, or $0.05 per diluted share, based on an average of 45.6 million shares outstanding. This includes a net profit of $0.3 million for Belvedere Trust. For the three months ended March 31, 2006, our net income was $2.4 million and our net income to common stockholders was $2.4 million, or $0.05 per diluted share, based on an average of 45.4 million shares outstanding.

Net interest income for the three months ended March 31, 2007 was $5.1 million, or 5.3% of total interest income, compared to $4.5 million, or 5.2% of total interest income, for the three months ended March 31, 2006. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended March 31, 2007 was $86.5 million, compared to $75.4 million for the three months ended March 31, 2006, an increase of 15%. Interest expense for the three months ended March 31, 2007 was $81.5 million, compared to $70.9 million for the three months ended March 31, 2006, an increase of 15%. The increase in both interest income and interest expense was due primarily to the increase in short-term interest rates during the past two years.

During the three months ended March 31, 2007, premium amortization expense for Anworth decreased $0.9 million, or 13%, from $6.8 million during the three months ended March 31, 2006 to $5.9 million, and for Belvedere Trust, it decreased $0.9 million, or 20%, from $4.6 million during the three months ended March 31, 2006 to $3.7 million. During the three months ended March 31, 2007, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the decrease in premium amortization expense for Belvedere Trust resulted from a decrease in the constant prepayment rate of its portfolio of loans and the continued reduction in the loan portfolio.

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets for each of the following quarters:

	For the Quarter Ended
Year	March 31, 2007	December 31, 2006	March 31, 2006
Agency MBS and Non-Agency MBS	24%	26%	25%
BT Residential Loans	30%	32%	35%
BT Other MBS	5%	7%	10%

During the three months ended March 31, 2007, we did not sell any Agency MBS. Belvedere Trust sold approximately $29.3 million of its BT Other MBS and realized a net gain of approximately $0.2 million. The sales were part of Belvedere Trust’s asset/liability management program in order to reduce credit exposure and minimize future volatility to its earnings.

Total expenses were $2.5 million for the three months ended March 31, 2007, compared to $2.2 million for the three months ended March 31, 2006. The increase of $0.3 million in total expenses was due primarily to an increase in compensation expenses of $42 thousand, an increase in amortization of restricted stock of approximately $132 thousand (due primarily to a restricted stock grant in October 2006) and an increase in the provision for loan losses of $240 thousand (due primarily to increases in specific reserves on delinquent loans) partially offset by a decrease in “Other expenses” of $127 thousand.

Financial Condition

Agency MBS Portfolio

At March 31, 2007, we held agency mortgage assets whose amortized cost was approximately $5.0 billion, consisting primarily of $4.07 billion of adjustable-rate MBS, $924 million of fixed-rate MBS and $10 million of floating-rate CMOs. This amount represents an approximate 6% increase from the $4.70 billion held at December 31, 2006. Of the adjustable-rate Agency MBS owned by us, 32% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 68% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at March 31, 2007 and December 31, 2006, classified by type of issuer (dollar amounts in thousands):

	At March 31, 2007		At December 31, 2006
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,121,501	62.5%	$2,895,583	61.9%
Freddie Mac (FHLMC)	1,823,083	36.5%	1,728,525	36.9%
Ginnie Mae (GNMA)	49,301	1.0%	54,799	1.2%

Total Agency MBS:	$4,993,885	100.0%	$4,678,907	100.0%

The following table classifies our portfolio of Agency MBS owned at March 31, 2007 and December 31, 2006, by type of interest rate index (dollar amounts in thousands):

	At March 31, 2007		At December 31, 2006
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$10,507	0.2%	$10,940	0.2%
Six-month LIBOR	61,168	1.2%	66,262	1.4%
One year LIBOR	3,122,474	62.5%	2,877,311	61.5%
Six-month Certificate of Deposit	2,686	0.1%	3,259	0.1%
Six-month Constant Maturity Treasury	938	0.0%	1,093	0.0%
One-year Constant Maturity Treasury	822,962	16.5%	914,451	19.6%
Cost of Funds Index	52,777	1.1%	55,112	1.2%
Fixed-rate	920,373	18.4%	750,479	16.0%

Total Agency MBS:	$4,993,885	100.0%	$4,678,907	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At March 31, 2007, our total agency portfolio had a weighted average coupon of 5.69%. The average coupon of the adjustable-rate securities was 5.63%, the hybrid securities average coupon was 5.62%, the fixed-rate securities average coupon was 5.96% and the CMO floaters average coupon was 6.13%. At December 31, 2006, our total agency portfolio had a weighted average coupon of 5.63%. The average coupon of the adjustable-rate securities was 5.76%, the hybrid average coupon was 5.49%, the fixed-rate securities average coupon was 5.95% and the CMO floaters average coupon was 6.13%.

At March 31, 2007, the average amortized cost of our agency mortgage-related assets was 101.44%, the average amortized cost of our adjustable-rate securities was 101.55% and the average amortized cost of our fixed-rate securities was 100.92%. Relative to our Agency MBS and Non-Agency MBS portfolios at March 31, 2007, the average interest rate on outstanding repurchase agreements was 5.31% and the average days to maturity was 88 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.12% and the weighted average term to next rate adjustment was 365 days.

At December 31, 2006, the average amortized cost of our agency mortgage-related assets was 101.55%, the average amortized cost of our adjustable-rate securities was 101.64% and the average amortized cost of our fixed-rate securities was 101.10%. Relative to our Agency MBS and Non-Agency MBS portfolios at December 31, 2006, the average interest rate on outstanding repurchase agreements was 5.36% and the average days to maturity was 90 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.19% and the weighted average term to next rate adjustment was 301 days.

At March 31, 2007 and December 31, 2006, the unamortized net premium paid for our Agency MBS was $71 million and $72 million, respectively.

At March 31, 2007, the current yield on our Agency MBS portfolio was 5.61% based on a weighted average coupon of 5.69% divided by the average amortized cost of 101.44%. At December 31, 2006, the current yield on our Agency MBS portfolio was 5.54% based on a weighted average coupon of 5.63% divided by the average amortized cost of 101.55%.

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

Non-Agency MBS Portfolio

At March 31, 2007, our Non-Agency MBS portfolio consisted of $118 million of CMO floaters with an average coupon of 5.58% which were acquired at par value.

BT Other MBS Portfolio

At March 31, 2007, Belvedere Trust’s portfolio of BT Other MBS at fair value includes securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment and non-investment grade securities with a carrying value of approximately $209 million backed by 25.3% hybrid, 74.4% adjustable-rate and 0.3% fixed-rate mortgages by carrying value. This amount includes approximately $8.2 million in securities that were retained from Belvedere Trust’s first securitization (HYB 1) (accounted for as a sale) consisting of $0.5 million in securities rated AAA, $6.2 million in other investment grade securities and $1.5 million in non-investment grade securities. The remaining balance of approximately $201 million was securities that were purchased from major issuers and consist of $43 million of securities rated from A+ to A-, $151 million of securities rated from BBB+ to BBB- and $7 million in non-investment grade securities.

Belvedere Trust’s $7 million in acquired non-investment grade securities includes first loss securities with a par value of $1.2 million and a carrying value of $368 thousand that bear primary credit risk associated with residential real estate loans with a face value of $1.17 billion as of March 31, 2007. When Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with the credit risk. If the credit losses from the underlying residential real estate loans exceed this discount, this would cause a reduction in earnings. As of March 31, 2007, Belvedere Trust has not incurred any credit losses on these securities. For the three months ended March 31, 2007, Belvedere Trust had incurred approximately $6 thousand in credit losses on the securities retained from HYB 1, which was applied against the purchase discount.

During the quarter ended March 31, 2007, Belvedere Trust sold one of the acquired first loss securities for a loss of approximately $24 thousand and reduced its primary credit risk exposure by approximately $340 million.

At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS at fair value included securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $162.8 million backed by 29.7% hybrid, 70.0% adjustable-rate and 0.3% fixed-rate mortgages by carrying value. This amount includes approximately $21.9 million in securities that were retained from Belvedere Trust’s first securitization (HYB1) (accounted for as a sale) consisting of $13.3 million in securities rated AAA, $6.8 million in other investment grade securities and $1.8 million in non-investment grade securities. The remaining balance of approximately $140.9 million were securities that were purchased from major issuers and consist of $127.0 million in investment grade securities and $13.9 million in non-investment grade securities.

At March 31, 2007, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.47%. At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.52%.

At March 31, 2007, the average amortized cost of BT Other MBS was 97.50%. At December 31, 2006, the average amortized cost of BT Other MBS was 90.70%.

At March 31, 2007, Belvedere Trust’s Other MBS that have been acquired from other issuers are backed by mortgage loans with an average borrower FICO of 710 and an average LTV of 74.

BT Residential Loans Portfolio

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At March 31, 2007, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,500,498	$1,500,498
Principal receivable	—	11	$11
Unamortized premium	—	27,295	$27,295
Valuation reserve on real estate owned	—	(828)	$(828)

Carrying value	$—	$1,526,976	$1,526,976

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	11
Unamortized premium	—	30,788	30,788
Valuation reserve on real estate owned	—	(1,050)	(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At March 31, 2007, the weighted average coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 6.18%. At December 31, 2006, the weighted average coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 6.12%. At March 31, 2007, the weighted average FICO was 728 and the loan-to-value (LTV) was 72. At December 31, 2006, the weighted average FICO was 727 and the LTV was 72.

At March 31, 2007, Belvedere Trust’s BT Residential Loans portfolio had a weighted average gross coupon of 6.23% and a weighted average net coupon of 5.87%. The difference between the weighted average gross coupon and the weighted average net coupon is due primarily to servicing fees. At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio had a weighted average gross coupon of 6.18% and a weighted average net coupon of 5.82%.

At March 31, 2007, the average amortized cost of Belvedere Trust’s BT Residential Loans portfolio was 101.55%. At December 31, 2006, the average amortized cost of Belvedere Trust’s BT Residential Loans portfolio was 101.59%.

At March 31, 2007, Belvedere Trust’s BT Residential Loans portfolio was $1.5 billion, consisting of securitized loans. There were no loans pending securitization. Belvedere Trust’s BT Residential Loans portfolio consisted of 4,101 loans with an average loan balance of $365 thousand. The securitized residential real estate loans serve as collateral for $1.3 billion of MBS issued and $136 million of repurchase agreement financings. More detailed information on Belvedere Trust’s residential real estate loans is included in Note 4 to the consolidated financial statements.

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio was $1.7 billion, consisting of securitized loans. There were no loans pending securitization. Belvedere Trust’s BT Residential Loans portfolio consisted of 4,522 loans with an average loan balance of $365 thousand. The securitized residential real estate loans serve as collateral for $1.5 billion of MBS issued and $155 million of repurchase agreement financings.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB 133 and FASB 138, with an aggregate notional amount of $1.4 billion and an average maturity of 2.7 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2007, there were unrealized losses of approximately $1.7 million on our swap agreements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS and Non-Agency MBS portfolios, which totaled $4.6 billion at March 31, 2007 and Belvedere Trust’s repurchase agreements, which totaled $301 million at March 31, 2007. Our other significant source of funds for the three months ended March 31, 2007 consisted of payments of principal from our Agency MBS and Non-Agency MBS portfolios and Belvedere Trust’s BT Other MBS and BT Residential Loans portfolios in the amounts of $340 million, $8.6 million, $3.9 million and $152 million, respectively.

Relative to our Agency MBS portfolio at March 31, 2007, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from seven days to 11 months. Belvedere Trust enters into its own repurchase agreements. At March 31, 2007, Belvedere Trust’s repurchase agreements included one repurchase agreement that resets monthly based on one-month LIBOR and 13 repurchase agreements that are fixed for 18 months and then floating for 18 months thereafter. The balance of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 26 days to 36 months. At March 31, 2007, we had borrowing arrangements with 23 different financial institutions and had borrowed funds under repurchase agreements with 15 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2007.

We have acquired residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. During the three months ended March 31, 2007, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. To date, Belvedere Trust has transferred approximately $3.8 billion of residential real estate loans to securitization trusts. These transactions (except for the first transaction which is more fully described in Note 3 to the accompanying consolidated financial statements) utilized non-qualified SPEs requiring consolidation, which effectively resulted in the transactions being accounted for as financings. The servicing of the residential real estate loans is performed by third parties under servicing arrangements that resulted in no servicing asset or liability.

In accordance with our investment guidelines, Belvedere Trust has the opportunity to invest in asset classes other than mortgage loans intended for securitization. Such investments may be attractive, among other times, when the cost of acquiring residential real estate loans has increased to a point where it becomes un-economical to securitize these loans. This situation may happen at various points of the business and credit cycle, especially when loan production decreases. Belvedere Trust has not securitized loans since May 25, 2005 because of such circumstances. Investments have instead been made in senior and subordinated tranches from various issuers’ securitizations. The analyses and investment decisions have been based on a similar approach to what Belvedere Trust typically has done for the acquisition of residential real estate loans intended for its own securitizations. It is Belvedere Trust’s intent to securitize residential real estate loans again under its shelf registration statement when the price of residential real estate loans relative to securitization execution makes it feasible.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

During the three months ended March 31, 2007, we raised approximately $62 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended March 31, 2007, we did not issue any shares of Series A Preferred Stock. During the three months ended March 31, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock as more fully described in Note 10 to the consolidated financial statements.

At March 31, 2007, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $400 million in financing secured by single-family mortgage loans. At March 31, 2007, Belvedere Trust had no outstanding borrowings under these facilities.

At March 31, 2007, Belvedere Trust had no commitments to acquire MBS.

During the three months ended March 31, 2007, we did not repurchase any shares of our common stock.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at March 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,614,171	$4,614,171	$—	$—	$—
Repurchase agreements (Belvedere Trust(1))	301,106	238,106	30,000	33,000	—
MBS issued(2)	1,348,009	337,002	442,316	248,802	319,889
Junior subordinated notes(3)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,559	279	887	393	—
Lease commitment (Belvedere Trust)	86	65	21	—	—

Total(4)(5):	$6,302,311	$5,189,623	$473,224	$282,195	$357,269

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. These estimates may change significantly from the amounts presented above.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 7 to the accompanying consolidated financial statements.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 12 to the accompanying consolidated financial statements.
(5)	In February 2007, we issued 1.15 million shares of Series B Preferred Stock (as more fully described in Note 10 to the accompanying consolidated financial statements). The Series B Preferred Stock is not listed in the above table, as it has no maturity date and is not redeemable.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS portfolios and Belvedere Trust’s BT Other MBS portfolio, which are carried on our balance sheet at fair value rather than historical cost. Belvedere Trust’s residential real estate loans are held for investment and carried at historical amortized cost. Based upon these treatments, our total equity base at March 31, 2007 was $494 million. Series A Preferred Stock liquidating value was approximately $47 million. Common stockholders’ equity of $447 million, less approximately $1.9 million in offering costs on the Series B Preferred Stock, was approximately $445 million, or a book value of $9.75 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on our available-for-sale Agency MBS portfolio was $34.1 million, or 0.73% of the amortized cost of Agency MBS, at March 31, 2007. This, along with “Accumulative other comprehensive loss, Non-Agency MBS” of $0.2 million, “Accumulative other comprehensive loss, derivatives,” of $1.7 million, and “Accumulative other comprehensive loss, BT Other MBS,” of $9.4 million, constitute the total “Accumulative other comprehensive loss” of $45.4 million.

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

Interest income on Belvedere Trust’s BT Other MBS portfolio is determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

Allowance for Loan Losses

Belvedere Trust establishes and maintains an allowance for estimated loan losses inherent in its BT Residential Loans portfolio. The loan loss reserves are based upon our assessment of various factors affecting the credit quality of Belvedere Trust’s assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves are reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on Belvedere Trust’s BT Residential Loans portfolio is established by taking loan loss provisions through our Consolidated Statements of Income.

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our MBS are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS portfolio and Belvedere Trust’s BT Other MBS portfolio are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

Subsequent Events

On April 13, 2007, we declared a common stock dividend of $0.05 per share which is payable on May 17, 2007 to our common stockholders of record as of the close of business on April 30, 2007.

On April 13, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on July 16, 2007 to our holders of record of Series A Preferred Stock as of the close of business on June 29, 2007.

On April 13, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on July 16, 2007 to our holders of record of Series B Preferred Stock as of the close of business on June 29, 2007.

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

At March 31, 2007, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(amounts in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$920,373	18.0%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	464,536	9.1%	3,217,594	69.7%
Greater than 3 months and less than 1 year	975,051	19.1%	1,396,577	30.3%
Greater than 1 year and less than 2 years	643,190	12.6%	—	—
Greater than 2 years and less than 3 years	349,124	6.8%	—	—
Greater than 3 years and less than 5 years	1,759,875	34.4%	—	—

Total:	$5,112,149	100.0%	$4,614,171	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2006, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

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

At March 31, 2007, Belvedere Trust’s BT Other MBS portfolio and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
	(in thousands)
Investment Type/Rate Reset Dates:
Fixed-rate investments	$547	0.3%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	176,525	84.4%	135,427	81.9%
Greater than 3 months and less than 1 year	—	—	16,649	10.1%
Greater than 1 year and less than 2 years	11,423	5.5%	13,270	8.0%
Greater than 2 years and less than 3 years	—	—	—	—
Greater than 3 years and less than 5 years	20,574	9.8%	—	—

Total:	$209,069	100.0%	$165,346	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2006, Belvedere Trust’s BT Other MBS portfolio and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2007, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 29 months while our borrowings had a weighted average term to next rate adjustment of 88 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 365 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (as what has occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At March 31, 2007, we had unrestricted cash of $354 thousand, $211 million in unpledged Agency MBS and Non-Agency MBS and $4 million in Belvedere Trust’s unpledged BT Other MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at March 31, 2007 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–180%	–0.5%
–1.0%	–48%	–0.0%
0%	—	—
1.0%	–116%	–1.2%
2.0%	–254%	–3.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 62% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at March 31, 2007. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At March 31, 2007, the aggregate notional amount of the interest rate swap agreements was $1.4 billion and the weighted average maturity was 2.7 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–59%	0.7%
–1.0%	–16%	0.6%
0%	—	—
1.0%	–262%	–1.9%
2.0%	–490%	–4.4%

Belvedere Trust’s BT Other MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at March 31, 2007. Changes in Projected Portfolio Value equals the change in value of the assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “BT Other MBS”) rather than at historical amortized cost and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements and Eurodollar futures contracts, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and, therefore, are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–12.5%	3.8%
–1.0%	–0.4%	3.4%
0%	—	—
1.0%	–7.1%	1.8%
2.0%	–20.4%	0.9%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28% to 31% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at March 31, 2007. Actual results could differ significantly from those estimated in the table.

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

Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material pending legal proceedings.

Item 1A. Risk Factors.

There have been no material changes with regard to the risk factors previously disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

On April 13, 2007, we declared a common stock dividend of $0.05 per share which is payable on May 17, 2007 to our common stockholders of record as of the close of business on April 30, 2007.

On April 13, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on July 16, 2007 to our holders of record of Series A Preferred Stock as of the close of business on June 29, 2007.

On April 13, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on July 16, 2007 to our holders of record of Series B Preferred Stock as of the close of business on June 29, 2007.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

Exhibit Number	Description

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams(incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Third Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Fourth Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Second Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

Exhibit Number	Description

10.17	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.18	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.19	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.20	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.21	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.24	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.25	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

10.26	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.28	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.29	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

Exhibit Number	Description

10.30	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.31	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.32	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.33	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.34	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 9, 2007	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2007	/s/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)