Form 10-Q
period 2007-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2007-08-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

At August 6, 2007, the registrant had 45,670,214 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

i

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,701,083	$4,449,129
Agency MBS at fair value	205,939	229,778

	4,907,022	4,678,907
Non-Agency MBS:
Non-Agency MBS pledged to counterparties at fair value	106,209	104,508
Non-Agency MBS at fair value	5,618	2,515

	111,827	107,023
BT Other MBS:
BT Other MBS pledged to counterparties at fair value	199,678	147,644
BT Other MBS at fair value	1,058	15,155

	200,736	162,799

BT Residential Loans	1,358,009	1,682,522
Allowance for loan losses	(2,074)	(1,608)
Cash and cash equivalents	320	175
Restricted cash	1,350	—
Interest and dividends receivable	35,157	35,523
Derivative instruments at fair value	13,217	11,757
Prepaid expenses and other	8,032	10,291

	$6,633,596	$6,687,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$62,884	$69,106
Repurchase agreements (Anworth)	4,548,277	4,329,921
Repurchase agreements (Belvedere Trust)	288,358	275,733
MBS issued	1,190,552	1,471,724
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	2,779	6,877
Dividends payable on Series A Cumulative Preferred Stock	1,011	2,022
Dividends payable on Series B Cumulative Convertible Preferred Stock	449	—
Dividends payable on common stock	—	912
Accrued expenses and other	2,877	2,624

	$6,134,567	$6,196,299

Minority interest	$91	$88

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($28,750); 1,150 and 0 shares issued and outstanding, respectively	$26,866	$—

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,662 and 45,609 issued and outstanding, respectively	457	456
Additional paid-in capital	526,432	525,607
Accumulated other comprehensive loss consisting of unrealized losses and gains	(67,472)	(45,435)
Accumulated deficit	(32,742)	(35,023)

	$472,072	$491,002

	$6,633,596	$6,687,389

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$62,606	$46,704	$124,773	$92,924
Interest on Non-Agency MBS	1,634	—	3,316	—
Interest on BT Other MBS	4,085	3,006	7,695	5,848
Interest on BT Residential Loans	17,898	24,241	36,978	50,591

	86,223	73,951	172,762	149,363

Interest expense:
Interest expense on repurchase agreements (Anworth)	58,680	46,321	117,696	88,442
Interest expense on repurchase agreements (Belvedere Trust)	3,864	4,466	7,610	8,720
Interest expense on whole loan financing facilities	—	—	—	3
Interest expense on MBS issued	16,808	23,364	34,738	47,188
Interest expense on junior subordinated notes	795	742	1,589	1,432

	80,147	74,893	161,633	145,785

Net interest income (expense)	6,076	(942)	11,129	3,578

Loss on sale of Agency MBS	—	(10,207)	—	(10,207)
Gain on sale of BT Other MBS	—	1,162	185	1,162
Loss on sale of BT Residential Loans	—	—	—	(5)
Expenses:
Compensation and benefits	(802)	(796)	(1,710)	(1,662)
Compensation—amortization of restricted stock	(92)	(75)	(299)	(133)
Provision for loan losses	(597)	(50)	(1,025)	(238)
Other expenses	(989)	(989)	(1,930)	(2,074)

Total expenses	(2,480)	(1,910)	(4,964)	(4,107)

Income (loss) from operations before minority interest	3,596	(11,897)	6,350	(9,579)

Minority interest in net (income) loss of a subsidiary	(13)	5	(3)	54

Net income (loss)	$3,583	$(11,892)	$6,347	$(9,525)
Dividend on Series A Cumulative Preferred Stock(1)	$(1,011)	$(1,011)	$(1,011)	$(1,011)

Dividend on Series B Cumulative Convertible Preferred Stock	$(449)	$—	$(773)	$—

Net income (loss) available to common stockholders	$2,123	$(12,903)	$4,563	$(10,536)

Basic earnings (loss) per common share	$0.05	$(0.28)	$0.10	$(0.23)

Weighted average number of shares outstanding	45,640	45,372	45,627	45,380

Diluted earnings (loss) per common share	$0.05	$(0.28)	$0.10	$(0.23)

Weighted average number of diluted shares outstanding	45,665	45,372	45,650	45,380

(1)	As restated in Note 15.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Retained Earnings (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)		$491,002

Issuance of common stock		7		—	62							62
Other comprehensive income (loss), fair value adjustments						16,367	(165)	(6,596)	(9,600)		6	6
Net income										2,764	2,764	2,764

Total comprehensive income											$2,770

Amortization of restricted stock					227							227
Dividend declared—$0.282118 per Series B preferred share										(324)		(324)

Balance, March 31, 2007	1,876	45,616	$45,397	$456	$525,896	$(34,152)	$(165)	$(1,714)	$(9,398)	$(32,583)		$493,737

Issuance of common stock		46		1	424							425
Other comprehensive income (loss), fair value adjustments						(26,845)	(70)	12,153	(7,282)		(22,044)	(22,044)
Net income										3,583	3,583	3,583

Total comprehensive loss											$(18,461)

Amortization of restricted stock					112							112
Dividend declared—$0.539063 per Series A preferred share										(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share										(449)		(449)
Dividend declared—$0.05 per common share										(2,281)		(2,281)

Balance, June 30, 2007	1,876	45,662	$45,397	$457	$526,432	$(60,997)	$(235)	$10,439	$(16,680)	$(32,741)		$472,072

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating Activities:
Net income (loss)	$3,583	$(11,892)	$6,347	$(9,525)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	6,276	7,583	12,197	14,354
Amortization of premium and discounts (BT Other MBS)	(314)	953	(65)	1,299
Amortization of premium and discounts (BT Residential Loans)	2,812	4,058	6,304	8,303
Amortization of premium and discounts on MBS issued	177	112	168	85
Amortization of capitalized securitization costs	588	945	1,190	1,893
Loss on sale of Agency MBS	—	10,207	—	10,207
Gain on sale of BT Other MBS	—	(1,162)	(185)	(1,162)
Loss on sale of BT Residential Loans	—	—	—	5
Provision for loan losses	544	50	1,194	238
Provision for losses on real estate owned	53	—	(169)	—
Adjustment for minority interest in net loss	13	(5)	3	(54)
Amortization of restricted stock	112	77	339	172
Changes in assets and liabilities:
Decrease (increase) in interest receivable	782	(1,744)	366	(1,648)
Decrease in prepaid expenses and other	11,817	1,152	1,130	1,601
(Decrease) in accrued interest payable	(13,038)	(5,360)	(6,222)	(13,037)
(Decrease) increase in accrued expenses and other	(952)	742	252	(3,122)

Net cash provided by operating activities	$12,453	$5,716	$22,849	$9,609

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(301,174)	$(915,152)	$(945,519)	$(1,195,910)
Principal payments	354,916	379,262	694,730	720,308
Proceeds from sales	—	393,057	—	393,057
Available-for-sale Non-Agency MBS:
Purchases	—	—	(20,000)	—
Principal payments	6,368	—	14,962	—
Available-for-sale BT Other MBS:
Purchases	—	(40,170)	(89,344)	(133,776)
Principal payments	1,368	4,238	5,294	8,420
Proceeds from sales	—	51,816	29,470	51,816
BT Residential Loans:
Proceeds from sales	—	—	—	508
Principal payments	—	—	—	11
ARM loans collateralizing MBS issued:
Principal payments	165,611	234,346	317,599	475,826

Net cash provided by investing activities	$227,089	$107,397	$7,192	$320,260

Financing Activities:
Borrowings from repurchase agreements	$9,193,504	$9,210,402	$16,660,405	$15,321,034
Repayments on repurchase agreements	(9,272,146)	(9,144,609)	(16,429,424)	(15,307,487)
Repayments on whole loan financing facilities	—	—	—	(493)
Decrease (increase) in restricted cash	(1,350)	1,044	(1,350)	1,250
Borrowings on MBS issued	—	39,796	21,632	91,821
Repayments on MBS issued	(156,393)	(218,545)	(302,973)	(439,683)
Proceeds from common stock issued, net	425	90	487	151
Proceeds from Series B Preferred Stock issued	—	—	26,866	—
Series A Preferred stock dividends paid	(1,011)	(1,011)	(2,022)	(2,022)
Series B Preferred stock dividends paid	(324)	—	(324)	—
Common stock dividends paid	(2,281)	(907)	(3,193)	(1,815)
Treasury stock purchased	—	—	—	(285)

Net cash used in financing activities	$(239,576)	$(113,740)	$(29,896)	$(337,529)

Net increase (decrease) in cash and cash equivalents	$(34)	$(627)	$145	$(7,660)
Cash and cash equivalents at beginning of period	354	1,215	175	8,248

Cash and cash equivalents at end of period	$320	$588	$320	$588

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$91,947	$79,196	$166,025	$156,844
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$—	$—	$385
Loans transferred to foreclosed real estate	$4,443	$2,893	$4,863	$3,612

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income (loss)	$3,583	$(11,892)	$6,347	$(9,525)

Available-for-sale Agency MBS, fair value adjustment	(26,845)	(10,306)	(10,478)	(25,011)
Reclassification adjustment for losses on sales included in net loss	—	10,207	—	10,207
Available-for-sale Non-Agency MBS, fair value adjustment	(70)	—	(235)	—
BT Other MBS, fair value adjustment	(7,282)	2,557	(16,697)	2,956
Reclassification adjustment for gains on sales included in net income (loss)	—	(1,162)	(185)	(1,162)
Unrealized (losses) gains on cash flow hedges	14,769	1,731	10,061	5,201
Reclassification adjustment for interest income included in net income (loss)	(2,616)	(1,437)	(4,504)	(2,448)

	(22,044)	1,590	(22,038)	(10,257)

Comprehensive income (loss)	$(18,461)	$(10,302)	$(15,691)	$(19,782)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate mortgage-backed securities, referred to as MBS, and residential mortgage loans that we acquire in the secondary market. United States agency securities are securities that are obligations guaranteed by the United States government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets. Our returns are principally earned on the spread between the yield on our interest-earning assets and the interest cost of the funds we borrow. Through our wholly-owned subsidiary, Belvedere Trust Mortgage Corporation, or Belvedere Trust, we have acquired mortgage loans with a focus on high credit-quality jumbo adjustable-rate and hybrid first-lien and second-lien mortgage markets. Belvedere Trust, through taxable real estate investment trust, or REIT, subsidiaries, securitized a substantial amount of those mortgage loans and has retained a portion of the MBS while selling the balance to third parties in the secondary market.

We have elected to be taxed as a REIT under the Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders. Certain direct and indirect subsidiaries of Belvedere Trust are taxable REIT subsidiaries and, as such, are liable for corporate income taxes.

Our investments consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS; Non-Agency mortgage-backed securities, or Non-Agency MBS; Belvedere Trust’s residential real estate loans, or BT Residential Loans; and Belvedere Trust’s Other mortgage-backed securities, or BT Other MBS.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles, or GAAP, utilized in the United States of America. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Principal Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. Therefore, for these various reasons, BT Management is included in these consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

Change in Basis of Presentation

For the year ended December 31, 2006, we decided to present the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. As a result, this information for the period ending June 30, 2006 is presented in the same manner for conformity.

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

BT Other MBS include investment and non-investment grade MBS which are backed by first-lien residential mortgage loans. Credit losses are generally allocated to these securities in order, beginning with the first loss security, up to a maximum of the principal amount of the first loss security. Losses are then allocated in order to the more senior securities, until the principal balance of each of the respective securities is depleted. Since Belvedere Trust’s BT Other MBS portfolio includes non-investment grade securities, including the first loss security, Belvedere Trust bears primary credit risk associated with mortgages with a face value of $1.2 billion, including $78 million related to Belvedere Trust’s first securitization (HYB1), as of June 30, 2007.

Additionally, when Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with this credit risk. Belvedere Trust evaluates the discount against any probable losses. If, subsequent to the acquisition of the securities, the estimated losses exceed the discount, this would cause a reduction in earnings. At June 30, 2007, there have been credit losses of approximately $15 thousand on these acquired securities. Belvedere Trust has not realized any reduction in earnings relating to these credit losses, as the credit losses did not exceed the discount. To date, Belvedere Trust has incurred $45 thousand in credit losses on HYB1, which was applied against the discount.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” or SFAS 91, an amendment of Financial Accounting Standards Board, or FASB, Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2007, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	78	$1,857,531	$(11,379)	499	$2,421,993	$(51,677)	577	$4,279,524	$(63,056)
Non-Agency MBS	3	$111,827	$(235)	—	$—	$—	3	$111,827	$(235)
BT Other MBS	67	$157,525	$(14,715)	13	$38,425	$(2,115)	80	$195,950	$(16,830)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

We also do not consider the BT Other MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on these investments were caused by fluctuations in interest rates. The loans collateralizing these securities are high credit-quality first-lien residential mortgage loans. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2007.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements which effectively converts a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or FASB No. 133. We do not issue or hold derivative contracts for speculative purposes.

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

Accounting for Derivatives and Hedging Activities

In accordance with FASB No. 133, as amended by FASB Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or FASB No. 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB No. 133.

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

Credit Risk

At June 30, 2007, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing securities primarily from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At June 30, 2007, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Belvedere Trust’s investment strategy of acquiring, accumulating and securitizing loans involves credit risk. It bears the risk of loss on any loans that it acquired and which it subsequently securitized. Belvedere Trust acquired loans that are not credit enhanced and that do not have the backing of Fannie Mae or Freddie Mac. Accordingly, it will be subject to risks of borrower default, bankruptcy and special hazard losses (such as those occurring from earthquakes and hurricanes) with respect to those loans to the extent that there is any deficiency between the value of the mortgage collateral and insurance and the principal amount of the loan. In the event of a default on any such loans that it holds, Belvedere Trust would bear the loss equal to the difference between the realizable value of the mortgaged property, after expenses, and the outstanding indebtedness, as well as the loss of interest. Belvedere Trust acquired many types of loans including those that have interest-only features during the terms of the loans and also those that allow for negative amortization. Loans with these features may expose Belvedere Trust to increased risk of default. Belvedere Trust’s risk management includes targeting loans with higher credit quality, borrowers with adequate income to make the required loan payments and maintaining a program of quality assurance. At June 30, 2007, Belvedere Trust has not sold the first loss securities from its securitizations to third parties. At June 30, 2007, 43% of the residential real estate loans (including HYB1) Belvedere Trust owned had interest-only features as measured by outstanding principal balance and 37% of Belvedere Trust’s loans allowed for negative amortization.

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

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At June 30, 2007, the amount of our assets attributable to our TRS was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2006 annual report on Form 10-K on page 11.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of June 30, 2007. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the Consolidated Balance Sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity in the accompanying consolidated statements of financial condition.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Income Available to Common Stockholders	Weighted Average Shares	Income Per Share
For the three months ended June 30, 2007(1):
Basic EPS	$2,123	45,640	$0.05
Effect of dilutive securities: stock options	—	25	—

Diluted EPS	$2,123	45,665	$0.05

For the three months ended June 30, 2006:
Basic EPS	$(12,903)	45,372	$(0.28)
Effect of dilutive securities: stock options	—	—	—

Diluted EPS	$(12,903)	45,372	$(0.28)

(1)	The effect of converting 1.15 million shares of Series B Convertible Preferred Stock is anti-dilutive and is not included in the earnings per share calculation.

	Income Available to Common Stockholders	Weighted Average Shares	Income Per Share
For the six months ended June 30, 2007(2):
Basic EPS	$4,563	45,627	$0.10
Effect of dilutive securities: stock options	—	23	—

Diluted EPS	$4,563	45,650	$0.10

For the six months ended June 30, 2006(3):
Basic EPS	$(10,536)	45,380	$(0.23)
Effect of dilutive securities: stock options	—	—	—

Diluted EPS	$(10,536)	45,380	$(0.23)

(2)	The effect of converting 1.15 million shares of Series B Convertible Preferred Stock is anti-dilutive and is not included in the earnings per share calculation.
(3)	As restated in Note 15.

Accumulated Other Comprehensive Income (Loss)

FASB Statement No. 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under FASB No. 133.

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

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS and Belvedere Trust’s BT Other MBS classified as available-for-sale as of June 30, 2007 and December 31, 2006, which are carried at their fair value (amounts in thousands):

June 30, 2007

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$44,504	$1,728,249	$3,164,714	$4,937,467
Paydowns receivable		—	30,553	—	$30,553
Unrealized gains		—	1,765	293	$2,058
Unrealized losses		(687)	(23,281)	(39,088)	$(63,056)

Fair value		$43,817	$1,737,286	$3,125,919	$4,907,022

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,269,795	$2,746,579	$911,162	$9,931	$4,937,467
Paydowns receivable	18,216	12,337	—	—	$30,553
Unrealized gains	93	368	1,492	105	$2,058
Unrealized losses	(17,663)	(25,231)	(20,162)	—	$(63,056)

Fair value	$1,270,441	$2,734,053	$892,492	$10,036	$4,907,022

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$112,062
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	(235)

Fair value	$111,827

At June 30, 2007, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.58% which were acquired at par value.

BT Other MBS	Total BT Other MBS
Amortized cost	$217,416
Unrealized gains	150
Unrealized losses	(16,830)

Fair value	$200,736

December 31, 2006

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$55,771	$1,714,520	$2,932,365	$4,702,656
Paydowns receivable		—	26,771	—	$26,771
Unrealized gains		—	5,127	940	$6,067
Unrealized losses		(972)	(17,893)	(37,722)	$(56,587)

Fair value		$54,799	$1,728,525	$2,895,583	$4,678,907

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,220,896	$2,714,172	$756,768	$10,820	$4,702,656
Paydowns receivable	12,241	14,530	—	—	$26,771
Unrealized gains	53	1,523	4,371	120	$6,067
Unrealized losses	(20,108)	(25,819)	(10,660)	—	$(56,587)

Fair value	$1,213,082	$2,704,406	$750,479	$10,940	$4,678,907

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$107,023
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	—

Fair value	$107,023

At December 31, 2006, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.61% that were acquired at par value.

BT Other MBS	Total BT Other MBS
Paydowns receivable	$162,597
Unrealized gains	1,627
Unrealized losses	(1,425)

Fair value	$162,799

NOTE 3. SECURITIZATION ACTIVITIES

Belvedere Trust acquired high credit-quality jumbo adjustable-rate and hybrid first-lien and second-lien mortgage loans and other mortgage-related assets, securitized a substantial amount of those mortgage loans and then retained a portion of those MBS while selling the balance to third parties in the secondary market. To date, Belvedere Trust has transferred approximately $3.8 billion of residential real estate loans to securitization trusts pursuant to pooling and servicing agreements. With the exception of the first transaction in February 2004, all of these transactions utilized non-qualified SPEs requiring consolidation, which effectively resulted in these transactions being accounted for as financings. During the six months ended June 30, 2007, Belvedere Trust did not transfer any residential mortgage loans to securitization trusts. During the six months ended June 30, 2007, Belvedere Trust transferred securities with an original face value of $36.9 million retained from prior securitizations to third parties. These securities have a current face value of $19.4 million as of June 30, 2007. These transactions are also effectively accounted for as financings.

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

For the one securitization transaction (HYB1) accounted for as a sale during 2004, Belvedere Trust transferred approximately $253 million of residential mortgage loans to a securitization trust. The retained securities are carried at amortized cost, adjusted for fair market value based on quoted market prices. As these securities include the first loss security, Belvedere Trust bears the credit risk associated with these mortgages. The principal balance outstanding, at June 30, 2007, of all the securities from this transaction, was $78.1 million; the amount of assets derecognized was $70.4 million and the amount recognized as our retained securities was $7.7 million. At June 30, 2007, the delinquent amount of all the principal balances from this transaction was $2.3 million. Credit losses totaling $45 thousand have been incurred to date.

The information in the following table projects the impact of sudden changes in interest rates on the fair value of these retained securities at June 30, 2007 and December 31, 2006:

	Projected Percentage Change in Fair Value of Retained Securities
Change in Interest Rates	June 30, 2007	December 31, 2006
–2.0%	1.85%	0.85%
–1.0%	1.08%	0.61%
0%	—	—
1.0%	–1.31%	–1.07%
2.0%	–3.08%	–2.57%

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

NOTE 4. RESIDENTIAL REAL ESTATE LOANS

Belvedere Trust’s BT Residential Loans portfolio totaled $1.36 billion at June 30, 2007. Belvedere Trust had no loans pending securitization at June 30, 2007. Included in Belvedere Trust’s BT Residential Loans portfolio are 24 loans with a carrying value of $5.1 million, including a valuation reserve of $882 thousand, which have become real estate owned.

At June 30, 2007, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,334,396	$1,334,396
Principal receivable	—	11	$11
Unamortized premium	—	24,484	$24,484
Valuation reserve on real estate owned	—	(882)	$(882)

Carrying value	$—	$1,358,009	$1,358,009

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	$11
Unamortized premium	—	30,788	$30,788
Valuation reserve on real estate owned	—	(1,050)	$(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At June 30, 2007, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)(1)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.875% - 9.375%	2032 - 2045	$519,259	$7,947	$11,298

First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% - 9.000%	2034 - 2035	34,058	535	1,392

First-lien adjustable-rate residential real estate loans	6-Month ARM	6.625% - 8.625%	2033 - 2035	66,935	2,326	5,567

First-lien adjustable-rate residential real estate loans	1-Year ARM	7.500% - 7.625%	2034 - 2034	855	—	—

First-lien adjustable-rate residential real estate loans	3-Year Hybrid	3.375% - 7.375%	2033 - 2035	127,498	2,085	2,512

First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.500% - 6.750%	2033 - 2035	430,299	3,855	3,045

First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% - 6.625%	2033 - 2034	140,918	—	352

First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% - 6.250%	2034 - 2035	14,574	312	—

				$1,334,396	$17,060	$24,166

(1)	Delinquent Balance 60+ Days includes all loans that are delinquent 60 days or greater including those in bankruptcy, foreclosure and real estate owned.

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)(1)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.750% - 9.125%	2032 - 2045	$657,311	$14,542	$5,982

First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% - 9.000%	2034 - 2035	53,218	1,231	1,924

First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% - 8.750%	2033 - 2035	102,288	5,268	6,176

First-lien adjustable-rate residential real estate loans	1-Year ARM	7.000% - 7.625%	2033 - 2034	2,002	—	—

First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% - 6.375%	2033 - 2035	199,093	1,366	2,542

First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% - 6.750%	2033 - 2035	472,935	3,962	3,875

First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% - 6.625%	2033 - 2034	150,695	1,032	841

First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% - 6.250%	2034 - 2035	15,231	314	—

				$1,652,773	$27,715	$21,340

(1)	Delinquent Balance 60+ Days includes all loans that are delinquent 60 days or greater including those in bankruptcy, foreclosure and real estate owned.

At June 30, 2007 and December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
Range of Principal Balance of Loans	Number of Loans	Principal Balance	Number of Loans	Principal Balance
$0-$99	148	$11,818	171	$13,533
$100-$149	400	50,058	494	61,728
$150-$199	403	70,179	490	85,137
$200-$249	350	78,259	424	95,051
$250-$299	271	74,650	337	92,584
$300-$349	331	108,324	390	127,726
$350-$399	433	162,785	536	201,699
$400-$449	337	142,939	422	179,016
$450-$499	279	132,266	329	156,018
$500-$749	549	324,775	697	411,234
$750-$999	125	109,023	159	139,116
$1,000 or greater	56	69,320	73	89,931

	3,682	$1,334,396	4,522	$1,652,773

At June 30, 2007, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.27% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.91%. The difference between the weighted average gross coupon and the weighted average net coupon is due primarily to servicing fees. At December 31, 2006, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.12% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.77%. At June 30, 2007, the weighted average FICO was 728 and the loan-to-value (LTV) was 72. At December 31, 2006, the weighted average FICO was 727 and the LTV was 72.

Geographic Concentration	June 30, 2007	December 31, 2006
Southern California	29%	29%
Northern California	22%	23%
Florida	8%	7%
Colorado	4%	4%
Virginia	4%	4%
Michigan	3%	3%
Illinois	3%	3%
Nevada	3%	3%
Other states (none greater than 2%)	24%	24%

Total:	100%	100%

Belvedere Trust had no loans pending securitization at June 30, 2007. Securitized residential real estate loans with a face value of approximately $1.3 billion have been pledged as collateral for the $1.2 billion of MBS issued. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts) as discussed in Note 1 under “Variable Interest Entities.” The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss is limited to its net investment in the collateral. Although the $1.3 billion of residential real estate loans which have been securitized are consolidated on our balance sheets, the SPEs that hold such loans, including BellaVista Funding Corporation, are legally separate from us and Belvedere Trust. Consequently, the assets of these SPEs (including the securitized mortgage loans) are not available to our creditors or to creditors of Belvedere Trust. Only our interest in the securities issued by the SPEs are legal assets of our company and Belvedere Trust. Of the MBS (including Belvedere Trust’s first securitization), $1.3 billion in principal amount outstanding at June 30, 2007 have been sold to third parties and $150 million have been retained by Belvedere Trust. The securities retained by Belvedere Trust include $54.4 million of AAA class, $20.7 million of AA class and $75.3 million of classes rated less than AA.

The following table represents the changes at June 30, 2007 in Belvedere Trust’s BT Residential Loans portfolio (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Balance, beginning of period	$1,526,976	$1,682,522
Principal repayments	(165,611)	(317,599)
Premium amortization	(2,812)	(6,304)
Transfer of loan loss reserve to real estate owned	(53)	168
Losses on real estate owned	(491)	(778)

Balance, end of period	$1,358,009	$1,358,009

The following table represents the changes at June 30, 2007 in the allowance for loan losses on Belvedere Trust’s BT Residential Loans portfolio (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Balance, beginning of period	$1,970	$1,608
Additions(1)	597	1,025
Transfer to/from real estate owned	(53)	168
Charge-offs(1)	(458)	(749)
Recoveries(1)	18	22

Balance, end of period	$2,074	$2,074

(1)	The allowance for loan losses is comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve is based upon our assessment of various factors affecting the credit quality of our assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores and collateral value. The specific loan loss reserve is determined based upon an analysis of individual seriously delinquent loans. During the three months ended June 30, 2007, Belvedere Trust released $41 thousand from its general loan loss reserve and added $638 thousand to its specific loan loss reserve. During the three months ended June 30, 2007, credit losses of $440 thousand (net of $18 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve. During the six months ended June 30, 2007, Belvedere Trust released $193 thousand from its general loan loss reserve and added $1.2 million to its specific loan loss reserve. During the six months ended June 30, 2007, credit losses of $727 thousand (net of $22 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve.

NOTE 5. REPURCHASE AGREEMENTS

Anworth Repurchase Agreements

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS and Non-Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS and Non-Agency MBS portfolios, at June 30, 2007, our repurchase agreements had a weighted average term to maturity of 85 days and a weighted average borrowing rate of 5.28%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 364 days with a weighted average borrowing rate of 5.09%. At June 30, 2007, Agency MBS and Non-Agency MBS with a fair value of approximately $4.8 billion have been pledged as collateral under the repurchase agreements.

Relative to our Agency MBS and Non-Agency MBS portfolios, at December 31, 2006, our repurchase agreements had a weighted average term to maturity of 90 days and a weighted average borrowing rate of 5.36%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 301 days with a weighted average borrowing rate of 5.19%. At December 31, 2006, Agency MBS and Non-Agency MBS with a fair value of approximately $4.6 billion had been pledged as collateral under the repurchase agreements.

At June 30, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

	June 30, 2007	December 31, 2006
Less than 3 months	77.8%	59.1%
3 months to less than 1 year	17.9%	40.9%
1 year to less than 2 years	4.3%	—

Total:	100.0%	100.0%

Belvedere Trust Repurchase Agreements

Belvedere Trust has entered into repurchase agreements with major financial institutions to finance most of its BT Other MBS. In addition, Belvedere Trust has entered into repurchase agreements to finance most of the retained portion of the residential real estate loans which it has securitized. The repurchase agreements are primarily short-term borrowings that are secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At June 30, 2007, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 188 days and a weighted average borrowing rate of 5.12%. At December 31, 2006, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 124 days and a weighted average borrowing rate of 5.11%.

At June 30, 2007 and December 31, 2006, Belvedere Trust’s repurchase agreements had the following remaining maturities:

	June 30, 2007	December 31, 2006
Less than 3 months	64.8%	66.0%
3 months to less than 1 year	23.8%	19.5%
1 year to less than 2 years	—	14.5%
2 years to less than 3 years	11.4%	—
Equal to or greater than 3 years	—	—

Total:	100.0%	100.0%

NOTE 6. MBS ISSUED AND WHOLE LOAN FINANCING FACILITIES

Belvedere Trust finances its residential real estate loans using MBS issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the MBS issued are variable and are based either upon the interest rates on the underlying loan collateral or upon LIBOR. At June 30, 2007 and December 31, 2006, the weighted average coupon on the MBS issued was 5.13% and 5.04%, respectively. The maturities on the MBS issued are also based upon the maturities of the underlying mortgages. Principal is paid on the MBS issued following receipt of principal payments on the loans. The scheduled maturities of the MBS issued extend to October 2045. At June 30, 2007, residential real estate loans with a face value of approximately $1.3 billion have been pledged as collateral for the $1.2 billion of MBS issued. At December 31, 2006, residential real estate loans with a face value of approximately $1.65 billion were pledged as collateral for $1.47 billion in mortgage-backed securities issued.

Belvedere Trust uses whole loan financing facilities to finance its residential real estate loan acquisitions prior to securitization. The whole loan financing facilities are short-term borrowings with credit limits totaling $400 million that are secured by the loans and bear interest rates that have historically had their basis on LIBOR. At June 30, 2007 and December 31, 2006, Belvedere Trust had no outstanding borrowings under these facilities.

The following table represents the principal payments of the MBS issued at June 30, 2007 for each of the succeeding five years:

	2007	2008	2009	2010	2011
	(in thousands)
MBS issued	$159,646	$257,993	$193,494	$145,121	$108,841

The following table represents the principal payments of the MBS issued at December 31, 2006 for each of the succeeding five years:

	2006	2007	2008	2009	2010
	(in thousands)
MBS issued	$368,219	$276,164	$207,123	$155,342	$116,507

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

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, interest payable and payables for securities purchased are reflected in the consolidated financial statements at their costs, which approximates their fair value because of the nature and short term of these instruments.

The following table of the estimated fair value of financial instruments at June 30, 2007 was made by using available market information, historical data and appropriate valuation methodologies. However, considerable judgment is required to interpret market and historical data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize in a current market exchange.

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2007		December 31, 2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)
Residential real estate loans securitized	$1,358,009	$1,346,903	$1,682,522	$1,667,581
MBS issued	$1,190,552	$1,181,454	$1,471,725	$1,463,864

These fair value estimates at June 30, 2007 and December 31, 2006 are based on pertinent information available to management as of the respective dates. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been revalued for purposes of these consolidated financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. The unrealized decline in fair value of these loans has been caused by fluctuations in interest rates. The loans are high credit-quality first-lien residential mortgage loans. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because Belvedere Trust has the ability and intent to hold those loans until a recovery of carrying value, which may be maturity, we do not consider these loans to be other-than-temporarily impaired at June 30, 2007.

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at an initial conversion rate of 2.3809 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the Series B preferred stockholder at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, Series B preferred stockholders, together with our Series A preferred stockholders, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock. Through June 30, 2007, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended June 30, 2007, we issued approximately 46 thousand shares of common stock under the plan, resulting in proceeds to us of approximately $425 thousand.

On June 29, 2007, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to reinstate and modify a controlled equity offering program, or the Program, under which Cantor will act as sales agent. Under the Program we may sell from time to time in our sole discretion up to 10 million shares of common stock, 1.225 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock.

We initially instituted the Program with Cantor in December 2002. In 2005, we amended the Program with Cantor to allow us to sell an additional amount of common stock and up to 2 million shares of Series A Preferred Stock. In June 2007, we entered into the Sales Agreement in order to (i) reduce the commission rate payable to Cantor on any sales of Preferred Stock and common stock from a rate of up to 3% to a rate of between 2.0% and

2.5%; and (ii) permit us to sell Series B Preferred Stock through the Program. Sales of Preferred Stock and common stock made under the Program will be made on the New York Stock Exchange or on any other existing trading market by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three and six months ended June 30, 2007, we did not sell any shares of our Preferred Stock or common stock under the Program.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. As of June 30, 2007, $500 million of this amount remained available for issuance under the registration statement.

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

At June 30, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. As of June 30, 2007, no grants under the 2007 Dividend Equivalent Rights Plan have been issued to our employees, officers or directors.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three and six months ended June 30, 2007, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At June 30, 2007, there was a negative incentive compensation accrual carried forward of $5.66 million.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $49.56 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2007, we paid $68 thousand and $136 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three and six months ended June 30, 2006, we paid $66 thousand and $132 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2007	2008	2009	2010	2011	Thereafter	Total Commitment
Commitment	$140,380	$284,965	$293,515	$302,332	$311,414	$158,012	$1,490,618

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $66 thousand and $129 thousand paid to PIA in connection with this agreement during the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006, we paid fees of $25 thousand and $94 thousand, respectively, to PIA in connection with this agreement.

Belvedere Trust Mortgage Corporation

On November 3, 2003, we formed Belvedere Trust and also formed BT Management. BT Management has entered into a management agreement with Belvedere Trust pursuant to which BT Management will manage the day-to-day operations of Belvedere Trust in exchange for an annual base management fee and a quarterly incentive fee. The annual base management fee is equal to 1.15% of the first $300 million of average net invested assets (as defined in the management agreement) plus 0.85% of the portion above $300 million. The incentive fee for each fiscal quarter is equal to 20% of the amount of net income of Belvedere Trust, before incentive compensation, for such quarter in excess of the amount that would produce an annualized return on equity (calculated by multiplying the return on equity for such fiscal quarter by four) equal to the ten-year U.S. Treasury Rate for such fiscal quarter plus 1%.

The management agreement requires that Belvedere Trust pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). For the three and six months ended June 30, 2007 and 2006, Belvedere Trust did not pay BT Management any incentive compensation. At June 30, 2007, there was a negative compensation accrual carried forward of $2.6 million.

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

NOTE 13. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2007, 1,220,662 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

In October 2005, our board of directors approved the grant of 200,780 shares of restricted stock to various of our employees under the Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. During the six months ended June 30, 2007, we expensed $7 thousand relating to this restricted stock grant.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us or upon the tenth anniversary of the effective date. During the six months ended June 30, 2007, we expensed $292 thousand relating to this restricted stock grant.

NOTE 14. HEDGING INSTRUMENTS

At June 30, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB No. 133 and FASB No. 138, with an aggregate notional amount of $1.5 billion and a weighted average maturity of 2.5 years. During the three months ended June 30, 2007, we entered into one new swap agreement with an aggregate notional amount of $100 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2007, there was an increase in unrealized gains of $5.5 million, from $4.9 million at December 31, 2006 to unrealized gains of $10.4 million, on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized losses on cash flow hedges of $10 million and a reclassification adjustment for interest income included in net income of $4.5 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $13.2 million and a liability of $2.8 million.

During the three months ended June 30, 2007, there was no gain or loss recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4.6 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

NOTE 15. CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for Series A Preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006. We recorded this Series A Preferred Stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the recently adopted provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. In accordance with the transition provision of SAB 108, we recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment increased the Series A Preferred Stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006. There was no effect for the three months ended June 30, 2006. We have also corrected the information for the six months ended June 30, 2006 relating to this adjustment for the Series A Preferred Stock dividend, net income available to common stockholders, basic and diluted EPS and dividends declared per share of Series A Preferred Stock as shown in the following table:

	For the Six Months Ended June 30, 2006	Adjustment	For the Six Months Ended June 30, 2006 (As Adjusted)
	(in thousands except for per share amounts)
Net income (loss)	$(9,525)	$—	$(9,525)
Dividend on Series A Preferred Stock	$(2,022)	$1,011	$(1,011)

Net income available to common stockholders	$(11,547)	$1,011	$(10,536)

Basic earnings per common share	$(0.25)	$0.02	$(0.23)
Diluted earnings per common share	$(0.25)	$0.02	$(0.23)

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

(b) We sublease 2,305 square feet of office space for our Belvedere Trust operations from an independent third party. The sublease commenced March 1, 2005 and ends on July 31, 2008. The future minimum lease commitment (in whole dollars) is as follows:

Year	2007	2008	Total Commitment
Commitment	$32,270	$37,648	$69,918

(c) Loan Purchase Commitments—At June 30, 2007, Belvedere Trust had no commitments to purchase mortgage loans.

(d) Securities Purchase Commitments—At June 30, 2007, Belvedere Trust had no outstanding commitments to acquire MBS.

NOTE 17. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(in thousands)
Legal and accounting fees	$264	$153	$498	$394
Fees related to holding loans and subservicing	44	50	89	162
Printing and stockholder communications	91	23	102	39
Directors and Officers insurance	96	102	198	203
Software and implementation	86	83	172	164
Administrative service fees	66	25	129	94
Rent	84	83	171	165
Stock exchange and filing fees	33	18	56	47
Custodian fees	30	44	54	79
Sarbanes-Oxley consulting fees	12	27	84	170
Board of directors fees and expenses	77	81	151	146
Additional Belvedere Trust IPO costs	0	221	0	221
Securities data services	32	18	76	36
Other	74	61	150	154

Total of Other Expenses:	$989	$989	$1,930	$2,074

NOTE 18. SUBSEQUENT EVENTS

Subsequent to June 30, 2007, there has been a substantial increase in the yield spread of many MBS relative to Treasuries. As of August 6, 2007, higher yields, as well as significantly reduced trading liquidity, have been particularly evident in the market for non-agency MBS with credit ratings below AAA. Financing conditions for certain sectors of the mortgage market have become more difficult as well. These market conditions have had little impact on the Company’s Agency MBS portfolio, or the Company’s financing of its Agency MBS via repurchase agreements. At Belvedere Trust, these market conditions have resulted in a decline in the market valuation of securities in its BT Other MBS portfolio as well as certain MBS retained from the securitization of its loan portfolio relative to these securities’ fair value as of June 30, 2007. Subsequent to June 30, 2007, and as of August 6, 2007, the declines in security valuations have resulted in both a reduction in the amount of repurchase agreement borrowings used to finance these securities as well as requests for additional collateral from Belvedere Trust’s repurchase agreement lenders related to the financing of its portfolio holdings.

Subsequent to June 30, 2007, the Company has made intercompany loans to Belvedere Trust to both reduce the amount of repurchase agreements outstanding and to satisfy requests for additional collateral from Belvedere Trust’s repurchase agreement lenders related to the financing of Belvedere Trust’s portfolio holdings. As of August 6, 2007, the outstanding balance of these intercompany loans was $34 million. As of August 6, 2007, the balance of Belvedere Trust’s repurchase agreement borrowings has been reduced to approximately $267 million and Belvedere Trust has continued to remain current on all of its financing obligations under its repurchase agreement borrowings.

With regard to sources of liquidity at Anworth, as of June 30, 2007, the Company owned Agency MBS at a fair value of $205.9 million which were not pledged to counterparties relative to its outstanding repurchase agreement borrowings. These unpledged assets can be used to provide additional collateral for financing secured by both the Company’s Agency MBS as well as the MBS owned by Belvedere Trust. The amount of unpledged Agency MBS is temporarily reduced during the course of each month, as there is a built-in delay of several weeks between when principal on the underlying loans is paid at the beginning of each month and when the payments are remitted to the Company by the Agencies guaranteeing these securities. As of August 6, 2007, the estimated receivable for the monthly Agency MBS principal payments is approximately $104 million. In addition to the unpledged Agency securities, the Company could potentially raise additional liquidity through the sale of any of its securities. The market for the Company’s Agency MBS continues to be liquid and, as of August 6, 2007, market valuations for its Agency MBS portfolio are estimated to be higher than as of June 30, 2007. As of August 6, 2007, neither the Company nor Belvedere Trust has sold securities subsequent to the quarter ended June 30, 2007.

On July 12, 2007, we declared a common stock dividend of $0.05 per share which is payable on August 10, 2007 to our common stockholders of record as of the close of business on July 31, 2007.

On July 12, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on October 15, 2007 to our holders of record of Series A Preferred Stock as of the close of business on September 28, 2007.

On July 12, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on October 15, 2007 to our holders of record of Series B Preferred Stock as of the close of business on September 28, 2007.

Since June 30, 2007, we have sold 56 thousand shares of Series B Preferred Stock under our amended Sales Agreement with Cantor (as described in Note 11), which provided net proceeds to us of approximately $1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Since June 30, 2007, we have entered into three additional swap agreements with an aggregate notional amount of $300 million for terms of up to five years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained elsewhere in this report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the SEC, including our annual report on Form 10-K for the year ended December 31, 2006 and our Registration Statement on Form S-3 filed with the SEC on May 23, 2007, that discuss our business in greater detail.

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions that are difficult to predict and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2007, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2006 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

At June 30, 2007, we had total assets of $6.6 billion. Our Agency MBS portfolio, consisting of $4.9 billion, was distributed as follows: 25% agency adjustable-rate MBS, 56% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of $112 million of floating-rate CMOs. BT Other MBS held at June 30, 2007 were approximately $201 million. Belvedere Trust had no mortgage loans held for securitization at June 30, 2007. Belvedere Trust’s securitized mortgage loans were $1.36 billion at June 30, 2007. At June 30, 2007, Belvedere Trust’s assets comprised 24% of our overall assets, or approximately $1.57 billion in mortgage-related assets. Stockholders’ equity available to common stockholders at quarter end was approximately $423 million, or $9.27 per share. The $423 million equals total stockholders’ equity of $472 million less the Series A Preferred Stock liquidating value of $46.88 million and less the difference between the Series B Preferred Stock liquidating value of $28.75 million and the proceeds from its sale of $26.86 million. For the three months ended June 30, 2007, we reported net income of $3.6 million. Net income available to common stockholders was $2.1 million, or $0.05 per diluted share. This includes a net profit of $0.3 million for Belvedere Trust.

Results of Operations

Three Months Ended June 30, 2007 Compared to June 30, 2006

For the three months ended June 30, 2007, our net income was $3.6 million. Our net income available to common stockholders was $2.1 million, or $0.05 per diluted share, based on an average of 45.6 million shares outstanding. This includes a net profit of $0.3 million for Belvedere Trust. For the three months ended June 30, 2006, our net loss was $11.9 million and our net loss to common stockholders was $12.9 million, or $(0.28) per diluted share, based on an average of 45.4 million shares outstanding.

Net interest income for the three months ended June 30, 2007 was $6.1 million, or 6.4% of total interest income, compared to $(0.9) million, or (1.0)% of total interest income, for the three months ended June 30, 2006. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended June 30, 2007 was $86.2 million, compared to $74 million for the three months ended June 30, 2006, an increase of 16.6%. The increase in interest income is due primarily to the increase in the interest rates of our portfolios, partially offset by the decrease in the balance of Belvedere Trust’s BT Residential Loans portfolio. Interest expense for the three months ended June 30, 2007 was $80.1 million, compared to $74.9 million for the three months ended June 30, 2006, an increase of 7.0%. The smaller increase in interest expense is due to the increases in short-term interest rates (which have not increased as much since the Federal Reserve Bank stopped the increase in the Fed Funds Rate), partially offset by the decrease in the balance of Belvedere Trust’s BT Residential Loans portfolio.

During the three months ended June 30, 2007, premium amortization expense for Anworth decreased $1.3 million, or 17%, from $7.6 million during the three months ended June 30, 2006 to $6.3 million, and for Belvedere Trust, it decreased $2.5 million, or 50%, from $5.0 million during the three months ended June 30, 2006 to $2.5 million. During the three months ended June 30, 2007, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the decrease in premium amortization expense for Belvedere Trust resulted from the continued reduction in Belvedere Trust’s BT Residential Loans portfolio.

The table below shows the approximate constant prepayment rate of our (including Belvedere Trust’s) mortgage-related assets for each of the following quarters:

	2007		2006
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	24%	25%	25%	29%
BT Residential Loans	30%	40%	35%	35%
BT Other MBS	5%	2%	10%	8%

During the three months ended June 30, 2007, we did not sell any Agency MBS, compared to a sale of approximately $398 million during the three months ended June 30, 2006, which resulted in a loss of approximately $10.2 million. During the three months ended June 30, 2007, Belvedere Trust did not sell any of its Other MBS, compared to a sale of approximately $54 million during the three months ended June 30, 2006, which resulted in a gain of approximately $1.1 million.

Total expenses were $2.5 million for the three months ended June 30, 2007, compared to $1.9 million for the three months ended June 30, 2006. The increase of $570 thousand in total expenses was due to an increase in compensation expenses of $6 thousand, an increase in amortization of restricted stock of approximately $17 thousand (due primarily to a restricted stock grant in October 2006) and an increase in the provision for loan losses of $547 thousand (due primarily to increases in specific reserves on delinquent loans).

Six Months Ended June 30, 2007 Compared to June 30, 2006

For the six months ended June 30, 2007, our net income was $6.3 million. Our net income available to common stockholders was $4.6 million, or $0.10 per diluted share, based on an average of 45.6 million shares outstanding. This includes a net profit of $0.6 million for Belvedere Trust. For the six months ended June 30, 2006, our net loss was $9.5 million and our net loss to common stockholders was $10.5 million, or $(0.23) per diluted share, based on an average of 45.4 million shares outstanding.

Net interest income for the six months ended June 30, 2007 was $11.1 million, or 5.8% of total interest income, compared to $3.6 million, or 2.1% of total interest income, for the six months ended June 30, 2006. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the six months ended June 30, 2007 was $172.8 million, compared to $149.4 million for the six months ended June 30, 2006, an increase of 15.7%. The increase in interest income is due primarily to the increase in the interest rates of our portfolios, partially offset by the decrease in the balance of Belvedere Trust’s BT Residential Loans portfolio. Interest expense for the six months ended June 30, 2007 was $161.6 million, compared to $145.8 million for the six months ended June 30, 2006, an increase of 10.8%. The smaller increase in interest expense is due to the increases in short-term interest rates (which have not increased as much since the Federal Reserve Bank stopped the increase in the Fed Funds Rate), partially offset by the decrease in the balance of Belvedere Trust’s BT Residential Loans portfolio.

During the six months ended June 30, 2007, premium amortization expense for Anworth decreased $2.2 million, or 15%, from $14.4 million during the six months ended June 30, 2006 to $12.2 million, and for Belvedere Trust, it decreased $3.4 million, or 35%, from $9.6 million during the six months ended June 30, 2006 to $6.2 million. During the six months ended June 30, 2007, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio and the decrease in premium amortization expense for Belvedere Trust resulted from the continued reduction in the loan portfolio.

During the six months ended June 30, 2007, we did not sell any Agency MBS, compared to a sale of approximately $398 million during the six months ended June 30, 2006, which resulted in a loss of approximately $10.2 million. During the six months ended June 30, 2007, Belvedere Trust sold approximately

$29.3 million of its BT Other MBS and realized a net gain of approximately $0.2 million, compared to a sale of approximately $54 million during the six months ended June 30, 2006, which resulted in a gain of approximately $1.1 million. These sales were part of Belvedere Trust’s asset/liability management program in order to reduce credit exposure and minimize future volatility to its earnings.

Total expenses were $5.0 million for the six months ended June 30, 2007, compared to $4.1 million for the six months ended June 30, 2006. The increase of $857 thousand in total expenses was due to an increase in compensation expenses of $48 thousand, an increase in amortization of restricted stock of approximately $166 thousand (due primarily to a restricted stock grant in October 2006) and an increase in the provision for loan losses of $787 thousand (due primarily to increases in specific reserves on delinquent loans) partially offset by a decrease in “Other expenses” of $144 thousand.

Financial Condition

Agency MBS Portfolio

At June 30, 2007, we held agency mortgage assets whose amortized cost was approximately $4.94 billion, consisting primarily of $4.0 billion of adjustable-rate MBS, $911 million of fixed-rate MBS and $10 million of floating-rate CMOs. This amount represents an approximate 5% increase from the $4.70 billion held at December 31, 2006. Of the adjustable-rate Agency MBS owned by us, 32% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 68% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at June 30, 2007 and December 31, 2006, classified by type of issuer (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,125,919	63.7%	$2,895,583	61.9%
Freddie Mac (FHLMC)	1,737,286	35.4%	1,728,525	36.9%
Ginnie Mae (GNMA)	43,817	0.9%	54,799	1.2%

Total Agency MBS:	$4,907,022	100.0%	$4,678,907	100.0%

The following table classifies our portfolio of Agency MBS owned at June 30, 2007 and December 31, 2006, by type of interest rate index (dollar amounts in thousands):

	June 30, 2007		December 31, 2006
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$10,036	0.2%	$10,940	0.2%
Six-month LIBOR	56,328	1.1%	66,262	1.4%
One year LIBOR	3,160,999	64.4%	2,877,311	61.5%
Six-month Certificate of Deposit	2,577	0.1%	3,259	0.1%
Six-month Constant Maturity Treasury	912	—	1,093	—
One-year Constant Maturity Treasury	734,127	15.0%	914,451	19.6%
Cost of Funds Index	49,551	1.0%	55,112	1.2%
Fixed-rate	892,492	18.2%	750,479	16.0%

Total Agency MBS:	$4,907,022	100.0%	$4,678,907	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At June 30, 2007, our total agency portfolio had a weighted average coupon of 5.73%. The average coupon of the adjustable-rate securities was 5.64%, the hybrid securities average coupon was 5.69%, the fixed-rate securities average coupon was 5.96% and the CMO floaters average coupon was 6.13%. At December 31, 2006, our total agency portfolio had a weighted average coupon of 5.63%. The average coupon of the adjustable-rate securities was 5.76%, the hybrid average coupon was 5.49%, the fixed-rate securities average coupon was 5.95% and the CMO floaters average coupon was 6.13%.

At June 30, 2007, the average amortized cost of our agency mortgage-related assets was 101.3%, the average amortized cost of our adjustable-rate securities was 101.5% and the average amortized cost of our fixed-rate securities was 100.9%. Relative to our Agency MBS and Non-Agency MBS portfolios at June 30, 2007, the average interest rate on outstanding repurchase agreements was 5.28% and the average days to maturity was 85 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.09% and the weighted average term to next rate adjustment was 364 days.

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

At June 30, 2007 and December 31, 2006, the unamortized net premium paid for our Agency MBS was $66 million and $72 million, respectively.

At June 30, 2007, the current yield on our Agency MBS portfolio was 5.65% based on a weighted average coupon of 5.73% divided by the average amortized cost of 101.3%. At December 31, 2006, the current yield on our Agency MBS portfolio was 5.54% based on a weighted average coupon of 5.63% divided by the average amortized cost of 101.55%.

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

Non-Agency MBS Portfolio

At June 30, 2007, our Non-Agency MBS portfolio consisted of $112 million of CMO floaters with an average coupon of 5.58% which were acquired at par value. At December 31, 2006, our Non-Agency MBS portfolio consisted of $118 million of CMO floaters with an average coupon of 5.58% which were acquired at par value.

BT Other MBS Portfolio

At June 30, 2007, Belvedere Trust’s portfolio of BT Other MBS at fair value includes securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment and non-investment grade securities with a carrying value of approximately $201 million backed by 25.7% hybrid, 74.0% adjustable-rate and 0.3% fixed-rate mortgages by carrying value. This amount includes approximately $7.6 million in securities that were retained from Belvedere Trust’s first securitization (HYB1) (accounted for as a sale) consisting of $0.4 million in securities rated AAA, $5.7 million in other investment grade securities and $1.4 million in non-investment grade securities. The remaining balance of approximately $193 million was securities that were purchased from major issuers and consist of $42 million of securities rated from A+ to A-, $145 million of securities rated from BBB+ to BBB- and $6 million in non-investment grade securities. These ratings reference the Standard & Poor’s rating system; for securities where Standard & Poor’s ratings were unavailable, they were derived from the available Moody’s ratings. Approximately 85.1% by principal amount of the acquired securities are backed by pay option ARMs. As of June 30, 2007, 0.67% by principal balance of the loans supporting the securitizations from which these securities were acquired were 60 days delinquent and 1.49% were 90+ days delinquent, including foreclosures and real estate owned.

Belvedere Trust’s $193 million in acquired non-investment grade securities includes first loss securities with a par value of $1.2 million and a carrying value of $367 thousand that bear primary credit risk associated with residential real estate loans with a face value of $1.1 billion as of June 30, 2007. When Belvedere Trust acquires these securities, the purchase price generally includes a discount associated with the credit risk. If the credit losses from the underlying residential real estate loans exceed this discount, this would cause a reduction in earnings. As of June 30, 2007, there have been credit losses of approximately $15 thousand on these acquired securities. Belvedere Trust has not incurred any credit loss expenses on these securities, as the credit losses did not exceed the discount. For the three months ended June 30, 2007, Belvedere Trust had incurred approximately $39 thousand in credit losses on the first loss securities retained from HYB1, which was applied against the purchase discount.

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

At June 30, 2007, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.63%. At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.52%.

At June 30, 2007, the average amortized cost of BT Other MBS was 97.83%. At December 31, 2006, the average amortized cost of BT Other MBS was 90.70%.

At June 30, 2007, Belvedere Trust’s Other MBS that have been acquired from other issuers are backed by mortgage loans with an average borrower FICO of 711 and an average loan-to-value, or LTV, of 74.

BT Residential Loans Portfolio

Residential real estate loans held for securitization and held in securitization trusts are reflected in the financial statements at their amortized cost. At June 30, 2007, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,334,396	$1,334,396
Principal receivable	—	11	$11
Unamortized premium	—	24,484	$24,484
Valuation reserve on real estate owned	—	(882)	$(882)

Carrying value	$—	$1,358,009	$1,358,009

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Residential Real Estate Loans Pending Securitization	Securitized Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$—	$1,652,773	$1,652,773
Principal receivable	—	11	11
Unamortized premium	—	30,788	30,788
Valuation reserve on real estate owned	—	(1,050)	(1,050)

Carrying value	$—	$1,682,522	$1,682,522

At June 30, 2007, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 6.27%. At December 31, 2006, the weighted average coupon on residential real estate loans which Belvedere Trust had securitized (including HYB1) was 6.12%. At June 30, 2007, the weighted average FICO was 728 and the LTV was 72. At December 31, 2006, the weighted average FICO was 727 and the LTV was 72.

At June 30, 2007, Belvedere Trust’s BT Residential Loans portfolio had a weighted average gross coupon of 6.32% and a weighted average net coupon of 5.96%. The difference between the weighted average gross coupon and the weighted average net coupon is due primarily to servicing fees. At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio had a weighted average gross coupon of 6.18% and a weighted average net coupon of 5.82%.

At June 30, 2007, the average amortized cost of Belvedere Trust’s BT Residential Loans portfolio was 101.55%. At December 31, 2006, the average amortized cost of Belvedere Trust’s BT Residential Loans portfolio was 101.59%.

At June 30, 2007, Belvedere Trust’s BT Residential Loans portfolio was $1.36 billion, consisting of securitized loans. There were no loans pending securitization. Belvedere Trust’s BT Residential Loans portfolio consisted of 3,682 loans with an average loan balance of $362 thousand. The securitized residential real estate loans serve as collateral for $1.2 billion of MBS issued and $126 million of repurchase agreement financings. More detailed information on Belvedere Trust’s residential real estate loans is included in Note 4 to the consolidated financial statements.

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

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income for purposes of the REIT rules 95% gross income test, but not the 75% gross income test.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB No. 133 and FASB No. 138, with an aggregate notional amount of $1.5 billion and an average maturity of 2.5 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2007, there were unrealized gains of approximately $10.4 million on our swap agreements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS and Non-Agency MBS portfolios, which totaled $4.5 billion at June 30, 2007 and Belvedere Trust’s repurchase agreements, which totaled $288 million at June 30, 2007. Our other significant source of funds for the three months ended June 30, 2007 consisted of payments of principal from our Agency MBS and Non-Agency MBS portfolios and Belvedere Trust’s BT Other MBS and BT Residential Loans portfolios in the amounts of $355 million, $6.4 million, $1.4 million and $166 million, respectively.

Relative to our Agency MBS portfolio at June 30, 2007, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 3 days to 24 months. Belvedere Trust enters into its own repurchase agreements. At June 30, 2007, Belvedere Trust’s repurchase agreements included one repurchase agreement that resets monthly based on one-month LIBOR and 13 repurchase agreements that are fixed for 18 months and then floating for 18 months thereafter. The balance of Belvedere Trust’s repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 3 days to 36 months. At June 30, 2007, we had borrowing arrangements with 26 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2007.

We have acquired residential mortgage loans from third party originators, including banks and other mortgage lenders, through our Belvedere Trust subsidiary. Belvedere Trust structures securitization transactions primarily through SPEs (such as REMIC trusts). The principal business activity involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each MBS series is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral, as described in Note 4 to the accompanying financial statements.

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

During the three months ended June 30, 2007, we raised approximately $425 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At June 30, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended June 30, 2007, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock.

At June 30, 2007, Belvedere Trust did not have any commitments to purchase mortgage loans. Belvedere Trust had whole loan financing facilities which provide for up to $400 million in financing secured by single-family mortgage loans. At June 30, 2007, Belvedere Trust had no outstanding borrowings under these facilities.

At June 30, 2007, Belvedere Trust had no commitments to acquire MBS.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at June 30, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,548,277	$4,353,277	$195,000	$—	$—
Repurchase agreements (Belvedere Trust(1))	$288,358	255,358	33,000	—	—
MBS issued(2)	$1,191,617	297,904	390,999	219,937	282,777
Junior subordinated notes(3)	$37,380	—	—	—	37,380
Lease commitment (Anworth)	$1,491	281	587	623	—
Lease commitment (Belvedere Trust)	$70	65	5	—	—

Total(4)(5):	$6,067,193	$4,906,885	$619,591	$220,560	$320,157

(1)	These represent amounts due by maturity.
(2)	Principal is paid on the MBS issued following receipt of principal payments on the loans. For the table above, the principal payments have been estimated based on the underlying contractual payments as adjusted for prepayment assumptions. The actual principal paid in each year will be dependent upon the principal received on the underlying loans. These estimates may change significantly from the amounts presented above.
(3)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 7 to the accompanying consolidated financial statements.
(4)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 12 to the accompanying consolidated financial statements.
(5)	In February 2007, we issued 1.15 million shares of Series B Preferred Stock (as more fully described in Note 10 to the accompanying consolidated financial statements). The Series B Preferred Stock is not listed in the above table, as it has no maturity date and is not redeemable.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS portfolios and Belvedere Trust’s BT Other MBS portfolio, which are carried on our balance sheet at fair value rather than historical cost. Belvedere Trust’s residential real estate loans are held for investment and carried at historical amortized cost. Based upon these treatments, stockholders’ equity available to common stockholders at quarter end was approximately $423 million, or $9.27 per share. The $423 million equals total stockholders’ equity of $472 million less the Series A Preferred Stock liquidating value of $46.88 million and less the difference between the Series B Preferred Stock liquidating value of $28.75 million and the proceeds from its sale of $26.86 million.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on our available-for-sale Agency MBS portfolio was $61 million, or 1.24% of the amortized cost of Agency MBS, at June 30, 2007. This, along with “Accumulative other comprehensive loss, Non-Agency MBS” of $235 thousand, “Accumulative other comprehensive gain, derivatives,” of $10.4 million, and “Accumulative other comprehensive loss, BT Other MBS,” of $16.7 million, constitute the total “Accumulative other comprehensive loss” of $67.5 million.

Critical Accounting Policies

Management has the obligation to ensure that its accounting policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate and in accordance with GAAP.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited consolidated financial statements. In preparing these unaudited consolidated financial statements, management has made its best estimates and judgments of certain amounts included in the unaudited consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates.

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

Interest income on our mortgage-related assets is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on SFAS 91. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Interest income on Belvedere Trust’s BT Other MBS portfolio is determined in accordance with EITF 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security is lower than its current amortized cost, we determine whether an impairment charge is required to be taken through current income. If there is a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows and taking into consideration receipt of cash flows to date), then the security is written down to fair value, which then becomes the new amortized cost basis for future amortization.

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

Variable Interest Entities

Belvedere Trust structures securitization transactions primarily through non-qualified SPEs (such as REMIC trusts). The principal business activity of these non-qualified SPEs involves issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS is the sole source of repayment of the debt and, therefore, our exposure to loss is limited to our net investment in the collateral. Under FIN 46, these interests in non-qualified SPEs are deemed to be VIEs and we are considered the primary beneficiary. Therefore, we consolidate these non-qualified SPEs. In addition, we consolidate our interests in loans financed through warehouse agreements where we are acquiring assets prior to securitization. We disclose our interests in VIEs under FIN 46 in the “Investments in Residential Real Estate Loans” footnote (Note 4 to the accompanying unaudited consolidated financial statements).

Accounting for Derivatives and Hedging Activities

In accordance with FASB No. 133, as amended by FASB No. 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by FASB No. 133.

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

We formally assess both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. If it is determined that a derivative is not (or has ceased to be) highly effective as a hedge, we discontinue hedge accounting.

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

Subsequent Events

Subsequent to June 30, 2007, there has been a substantial increase in the yield spread of many MBS relative to Treasuries. As of August 6, 2007, higher yields, as well as significantly reduced trading liquidity, have been particularly evident in the market for non-agency MBS with credit ratings below AAA. Financing conditions for certain sectors of the mortgage market have become more difficult as well. These market conditions have had little impact on the Company’s Agency MBS portfolio, or the Company’s financing of its Agency MBS via repurchase agreements. At Belvedere Trust, these market conditions have resulted in a decline in the market valuation of securities in its BT Other MBS portfolio as well as certain MBS retained from the securitization of its loan portfolio relative to these securities’ fair value as of June 30, 2007. Subsequent to June 30, 2007, and as of August 6, 2007, the declines in security valuations have resulted in both a reduction in the amount of repurchase agreement borrowings used to finance these securities as well as requests for additional collateral from Belvedere Trust’s repurchase agreement lenders related to the financing of its portfolio holdings.

Subsequent to June 30, 2007, the Company has made intercompany loans to Belvedere Trust to both reduce the amount of repurchase agreements outstanding and to satisfy requests for additional collateral from Belvedere Trust’s repurchase agreement lenders related to the financing of Belvedere Trust’s portfolio holdings. As of August 6, 2007, the outstanding balance of these intercompany loans was $34 million. As of August 6, 2007, the balance of Belvedere Trust’s repurchase agreement borrowings has been reduced to approximately $267 million and Belvedere Trust has continued to remain current on all of its financing obligations under its repurchase agreement borrowings.

With regard to sources of liquidity at Anworth, as of June 30, 2007, the Company owned Agency MBS at a fair value of $205.9 million which were not pledged to counterparties relative to its outstanding repurchase agreement borrowings. These unpledged assets can be used to provide additional collateral for financing secured by both the Company’s Agency MBS as well as the MBS owned by Belvedere Trust. The amount of unpledged Agency MBS is temporarily reduced during the course of each month, as there is a built-in delay of several weeks between when principal on the underlying loans is paid at the beginning of each month and when the payments are remitted to the Company by the Agencies guaranteeing these securities. As of August 6, 2007, the estimated receivable for the monthly Agency MBS principal payments is approximately $104 million. In addition to the unpledged Agency securities, the Company could potentially raise additional liquidity through the sale of any of its securities. The market for the Company’s Agency MBS continues to be liquid and, as of August 6, 2007, market valuations for its Agency MBS portfolio are estimated to be higher than as of June 30, 2007. As of August 6, 2007, neither the Company nor Belvedere Trust has sold securities subsequent to the quarter ended June 30, 2007.

On July 12, 2007, we declared a common stock dividend of $0.05 per share which is payable on August 10, 2007 to our common stockholders of record as of the close of business on July 31, 2007.

On July 12, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on October 15, 2007 to our holders of record of Series A Preferred Stock as of the close of business on September 28, 2007.

On July 12, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on October 15, 2007 to our holders of record of Series B Preferred Stock as of the close of business on September 28, 2007.

Since June 30, 2007, we have sold 56 thousand shares of Series B Preferred Stock under our amended Sales Agreement with Cantor (as described in Note 11), which provided net proceeds to us of approximately

$1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Since June 30, 2007, we have entered into three additional swap agreements with an aggregate notional amount of $300 million for terms of up to five years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates vary.

At June 30, 2007, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$892,492	17.8%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	555,905	11.1%	3,540,427	77.8%
Greater than 3 months and less than 1 year	836,399	16.6%	812,850	17.9%
Greater than 1 year and less than 2 years	516,006	10.3%	195,000	4.3%
Greater than 2 years and less than 3 years	346,171	6.9%	—	—
Greater than 3 years and less than 5 years	1,871,876	37.3%	—	—

Total:	$5,018,849	100.0%	$4,548,277	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

At June 30, 2007, Belvedere Trust’s BT Other MBS portfolio and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$545	0.3%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	169,450	84.4%	141,612	87.1%
Greater than 3 months and less than 1 year	—	—	7,650	4.7%
Greater than 1 year and less than 2 years	23,691	11.8%	—	—
Greater than 2 years and less than 3 years	—	—	13,270	8.2%
Greater than 3 years and less than 5 years	7,050	3.5%	—	—

Total:	$200,736	100.0%	$162,532	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2007, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 29 months while our borrowings had a weighted average term to next rate adjustment of 85 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 364 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (this occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At June 30, 2007, we had unrestricted cash of $320 thousand and $212 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value (excluding Belvedere Trust’s operations) as more fully discussed below, based on investments in place at June 30, 2007 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–68%	–0.1%
–1.0%	37%	0.6%
0%	—	—
1.0%	–91%	–1.8%
2.0%	–183%	–4.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 64% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at June 30, 2007. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At June 30, 2007, the aggregate notional amount of the interest rate swap agreements was $1.5 billion and the weighted average maturity was 2.5 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above (excluding Belvedere Trust’s operations) and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	7%	1.2%
–1.0%	59%	1.2%
0%	—	—
1.0%	–173%	–2.4%
2.0%	–318%	–5.3%

Belvedere Trust’s BT Other MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Belvedere Trust’s annual Projected Net Income and Projected Portfolio Value as more fully discussed below based on investments in place at June 30, 2007. Changes in Projected Portfolio Value equals the change in value of the assets that Belvedere Trust carries at fair value (shown on the Consolidated Balance Sheets as “BT Other MBS”) rather than at historical amortized cost, divided by Belvedere Trust’s equity. Belvedere Trust’s residential real estate loans are carried at historical amortized cost and, therefore, are not included in Projected Portfolio Value in the table below. Belvedere Trust acquires interest rate-sensitive assets and funds them with interest rate-sensitive liabilities. Belvedere Trust generally plans to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–11.3%	1.5%
–1.0%	–2.6%	0.9%
0%	—	—
1.0%	–2.7%	–1.4%
2.0%	–13.8%	–3.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an increase from 28% to 31% in the prepayment rate of Belvedere Trust’s mortgage-related assets (which include those assets that have been securitized). The base interest rate scenario assumes interest rates at June 30, 2007. Actual results could differ significantly from those estimated in the table.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of material financial and non-financial information within the time periods specified in the SEC’s rules and forms. Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Amended and Restated Sales Agreement dated January 19, 2005 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

1.2	Controlled Equity Offering Sales Agreement dated June 29, 2007 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 2, 2007)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Preferred Securities (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Form of stock certificate evidencing Anworth Capital Trust I Floating Rate Common Securities (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Form of note evidencing the Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

Exhibit Number	Description

10.1	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.4	Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10	Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11	Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12	Second Addendum to Employment Agreement dated as of June 13, 2002 by and among Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13	Third Addendum to Employment Agreement dated as of May 28, 2004, between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.14	Third Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

Exhibit Number	Description

10.15	Fourth Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Second Addendum to Employment Agreement effective June 27, 2006 by and between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.17	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.18	Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.19	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.20	Deferred Compensation Plan (incorporated by reference from our annual report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.21	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23	Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.24	Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.25	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.26	Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.28	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

Exhibit Number	Description

10.29	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.30	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.31	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.32	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.33	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 7, 2007	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 7, 2007	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)