Form 10-Q
period 2007-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2007-11-09
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

At November 5, 2007, the registrant had 45,751,960 shares of Common Stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$3,958,524	$4,449,129
Agency MBS at fair value	129,484	229,778

	4,088,008	4,678,907
Non-Agency MBS:
Non-Agency MBS pledged to counterparties at fair value	—	104,508
Non-Agency MBS at fair value	49,435	2,515

	49,435	107,023
Cash and cash equivalents	9,847	34
Interest and dividends receivable	23,910	27,129
Derivative instruments at fair value	4,003	11,757
Prepaid expenses and other assets	81,515	3,750
Cash and cash equivalents of discontinued operations	4,073	141
Assets of discontinued operations	70,514	1,858,648

	$4,331,305	$6,687,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$47,453	$60,619
Repurchase agreements (Anworth)	3,680,505	4,329,921
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	20,162	6,877
Dividends payable on Series A Cumulative Preferred Stock	1,011	2,022
Dividends payable on Series B Cumulative Convertible Preferred Stock	471	—
Dividends payable on common stock	—	912
Accrued expenses and other liabilities	105,164	2,596
Liabilities of discontinued operations	67,223	1,756,060

	$3,959,369	$6,196,387

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,150 and $0, respectively); 1,206 and 0 shares issued and outstanding, respectively	$28,108	$—

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding,	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 45,751 and 45,609 issued and outstanding, respectively	458	456
Additional paid-in capital	526,694	525,607
Accumulated other comprehensive loss consisting of unrealized losses and gains	(35,177)	(45,435)
Accumulated deficit	(193,544)	(35,023)

	$343,828	$491,002

	$4,331,305	$6,687,389

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$61,125	$55,295	$185,898	$148,219
Interest on Non-Agency MBS	1,011	—	4,327	—

	62,136	55,295	190,225	148,219

Interest expense:
Interest expense on repurchase agreements	56,854	54,119	174,550	142,561
Interest expense on junior subordinated notes	812	788	2,401	2,220

	57,666	54,907	176,951	144,781

Net interest income	4,470	388	13,274	3,438

Loss on sale of Agency MBS and Non-Agency MBS	(23,447)	—	(23,447)	(10,207)
Net loss on derivative instruments	(147)	—	(147)	—
Expenses:
Compensation and benefits	(588)	(571)	(1,845)	(1,700)
Compensation—amortization of restricted stock	198	(57)	(101)	(189)
Other expenses	(795)	(854)	(2,317)	(2,158)

Total expenses	(1,185)	(1,482)	(4,263)	(4,047)

Loss from continuing operations	(20,309)	(1,094)	(14,583)	(10,816)
Loss from discontinued operations	(136,728)	(1,299)	(136,107)	(1,103)

Net loss	$(157,037)	$(2,393)	$(150,690)	$(11,919)
Dividend on Series A Cumulative Preferred Stock(1)	$(1,011)	$(1,011)	$(2,022)	$(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	$(471)	$—	$(1,245)	$—

Net loss to common stockholders	$(158,519)	$(3,404)	$(153,957)	$(13,941)

Basic and diluted net loss per common share:
Continuing operations	$(0.47)	$(0.04)	$(0.39)	$(0.28)
Discontinued operations	$(3.00)	$(0.03)	$(2.98)	$(0.03)

Total basic and diluted net loss per common share	$(3.47)	$(0.07)	$(3.37)	$(0.31)

Basic and diluted weighted average number of shares outstanding	45,640	45,392	45,657	45,384

(1)	As restated in Note 12.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)		$491,002

Issuance of common stock		7		—	62							62
Other comprehensive income (loss), fair value adjustments						16,367	(165)	(6,596)	(9,600)		6	6
Net income										2,764	2,764	2,764

Total comprehensive income											$2,770

Amortization of restricted stock					227							227
Dividend declared—$0.282118 per Series B preferred share										(324)		(324)

Balance, March 31, 2007	1,876	45,616	$45,397	$456	$525,896	$(34,152)	$(165)	$(1,714)	$(9,398)	$(32,583)		$493,737

Issuance of common stock		46		1	424							425
Other comprehensive income (loss), fair value adjustments						(26,845)	(70)	12,153	(7,282)		(22,044)	(22,044)
Net income										3,583	3,583	3,583

Total comprehensive income (loss)											$(18,461)

Amortization of restricted stock					112							112
Dividend declared—$0.539063 per Series A preferred share										(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share										(449)		(449)
Dividend declared—$0.05 per common share										(2,281)		(2,281)

Balance, June 30, 2007	1,876	45,662	$45,397	$457	$526,432	$(60,997)	$(235)	$10,439	$(16,680)	$(32,741)		$472,072

Issuance of common stock		89		1	440							441
Other comprehensive income (loss), fair value adjustments						44,487	(2,298)	(26,573)	16,680		32,296	32,296
Net loss										(157,037)	(157,037)	(157,037)

Total comprehensive income (loss)											$(124,741)

Amortization of restricted stock					(178)							(178)
Dividend declared—$0.539063 per Series A preferred share										(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share										(471)		(471)
Dividend declared—$0.05 per common share										(2,284)		(2,284)

Balance, September 30, 2007	1,876	45,751	$45,397	$458	$526,694	$(16,510)	$(2,533)	$(16,134)	$—	$(193,544)		$343,828

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Operating Activities:
Loss from continuing operations	$(20,309)	$(1,094)	$(14,583)	$(10,816)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	5,456	6,790	17,653	21,144
Loss on sale of Agency MBS and Non-Agency MBS	23,447	—	23,447	10,207
Net loss on derivative instruments	147	—	147	—
Amortization of restricted stock	(178)	77	161	249
Changes in assets and liabilities:
Decrease (increase) in interest receivable	4,038	(989)	3,219	(3,935)
(Increase) decrease in prepaid expenses and other	(23,242)	(7,039)	(20,824)	1,667
Increase (decrease) in accrued interest payable	(8,857)	10,487	(13,166)	(2,021)
(Decrease) in accrued expenses and other	(2,004)	(8,450)	(1,872)	(11,221)
Net cash provided by operating activities of discontinued operations	3,571	4,644	12,171	15,581

Net cash (used in) provided by operating activities	$(17,931)	$4,426	$6,353	$20,855

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(238,061)	$(409,784)	$(1,183,580)	$(1,605,694)
Principal payments	328,178	362,751	1,022,908	1,083,059
Proceeds from sales	803,162	—	803,162	393,057
Available-for-sale Non-Agency MBS:
Purchases	—	—	(20,000)	—
Principal payments	4,615	—	19,577	—
Proceeds from sales	46,047	—	46,047	—
Net cash provided by investing activities of discontinued operations	129,318	199,584	392,152	596,093

Net cash provided by investing activities	$1,073,259	$152,551	$1,080,266	$466,515

Financing Activities:
Borrowings from repurchase agreements	$6,790,862	$5,033,414	$22,173,194	$19,185,532
Repayments on repurchase agreements	(7,658,634)	(4,982,463)	(22,822,610)	(19,053,398)
Proceeds from common stock issued, net	441	145	928	296
Proceeds from Series B Preferred Stock issued, net	1,242	—	28,108	—
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(449)	—	(773)
Common stock dividends paid	(2,284)	(908)	(5,477)	(2,723)
Treasury stock purchased	—	—	—	(285)
Net cash used in financing activities of discontinued operations	(171,896)	(204,216)	(443,211)	(619,480)

Net cash (used in) provided by financing activities	$(1,041,729)	$(155,039)	$(1,072,874)	$(493,091)

Net increase (decrease) in cash and cash equivalents	$13,599	$1,938	$13,745	$(5,721)
Cash and cash equivalents at beginning of period	61	186	34	27
Less: net (increase) decrease in cash of discontinued operations	(3,813)	(12)	(3,932)	7,806

Cash and cash equivalents at end of period	$9,847	$2,112	$9,847	$2,112

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$66,513	$44,428	$190,117	$146,829
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$—	$—	$385

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(157,037)	$(2,393)	$(150,690)	$(11,919)

Available-for-sale Agency MBS, fair value adjustment	30,471	44,841	19,993	19,830
Reclassification adjustment for losses on sales included in net loss	14,016	—	14,016	10,207
Available-for-sale Non-Agency MBS, fair value adjustment	(11,729)	—	(11,964)	—
Reclassification adjustment for losses on sales included in net loss	9,431		9,431
Unrealized losses on cash flow hedges	(24,346)	(10,149)	(14,284)	(4,948)
Reclassification adjustment for interest income included in net loss	(2,227)	(1,846)	(6,732)	(4,294)
BT Other MBS, reclassification adjustment into earnings	16,680	2,002	(202)	4,957
Reclassification adjustment for gains on sales included in net loss	—	(1,466)	—	(2,627)

	32,296	33,382	10,258	23,125

Comprehensive income (loss)	$(124,741)	$30,989	$(140,432)	$11,206

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency mortgage-backed securities, referred to as Agency MBS. United States agency securities are securities that are obligations guaranteed by the United States government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, or the Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

In November 2003, we formed Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire mortgage loans and other mortgage-related assets. Through May 2005, Belvedere Trust securitized a substantial amount of those mortgage loans and retained a portion of the MBS while selling the balance to third parties in the secondary market. Since 2005, Belvedere Trust invested in senior and subordinated tranches from other issuers’ securitizations.

Due to recent liquidity and credit problems surrounding the mortgage markets generally, Belvedere Trust received margin calls from its lenders that it was unable to meet, resulting in defaults under lines of credit pursuant to which it remitted the underlying collateral to its lenders. On September 5, 2007, following discussions with financial advisers retained by Belvedere Trust in connection with the issues facing the credit markets, it was determined that obtaining alternate financing for Belvedere Trust was unlikely and Anworth concluded that a material charge for impairment with respect to all of Belvedere Trust’s assets was required under generally accepted accounting principles, or GAAP.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our unaudited consolidated financial statements include the accounts of all subsidiaries and consolidated variable interest entities, or VIEs. BT Management is owned 50% by Anworth, 45% by the executive officers of Belvedere Trust and 5% by Lloyd McAdams, our Chairman and Principal Executive Officer. BT Management cannot take numerous actions without our consent. We have also provided substantially all of the equity at risk for BT Management. For these various reasons, BT Management is included in these unaudited consolidated financial statements. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the unaudited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

Change in Basis of Presentation

For the year ended December 31, 2006, we decided to present the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. As a result, this information for the periods ending September 30, 2006 is presented in the same manner for conformity.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Impairment of Long-Lived Assets,” or SFAS No. 144, we have determined that the operations and cash flows of Belvedere Trust can be identified and eliminated from the ongoing operations and that we will not have any significant continuing involvement in the operations of Belvedere Trust. Management has developed a plan to liquidate Belvedere Trust as discussed in Note 15. Accordingly, the related assets, liabilities, income and expense of Belvedere Trust are reported as a discontinued operation (see Note 15) and the information for all prior periods is presented in the same manner for conformity.

As BT Management was formed to manage Belvedere Trust, and there will not be a sufficient amount of base fee paid by Belvedere Trust to BT Management to continue its operations, we have determined (in accordance with SFAS No. 144) that the operations and cash flows of BT Management can be identified and eliminated from the ongoing operations and that we will not have any significant continuing involvement in the operations of BT Management. Accordingly, the related assets, liabilities, income and expense of BT Management are reported as a discontinued operation (see Note 15) and the information for all prior periods is presented in the same manner for conformity.

Belvedere Trust had structured securitization transactions primarily through non-qualified special purpose entities, or SPEs. This business activity involved issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS was the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss was limited to their net investment in the collateral. Under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” these interests in non-qualified SPEs were deemed to be VIEs and Belvedere Trust had been considered the primary beneficiary. These interests had been previously reported as “BT Residential Loans.” As many of the interests Belvedere Trust formerly owned have now been sold or seized by Belvedere Trust’s repurchase agreement lenders, Belvedere Trust no longer owns sufficient interest in its securitizations, is not expected to be the entity absorbing the majority of the expected losses and, therefore, is no longer considered the primary beneficiary. At September 30, 2007, we are no longer consolidating these interests. For all prior periods, BT Residential Loans are included in “Assets of discontinued operations.”

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

Non-Agency MBS are high credit quality investment grade securities (AAA rated) not issued by government sponsored enterprises which are secured primarily by first-lien residential mortgage loans.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which are determined by management to be other-than-temporary in nature are reclassified from other comprehensive income to income.

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” or SFAS 91, an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2007, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	37	$469,629	$(1,630)	435	$1,573,832	$(25,632)	472	$2,043,461	$(27,262)
Non-Agency MBS	2	$49,435	$(2,533)	—	$—	$—	2	$49,435	$(2,533)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2007.

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

During the three months ended September 30, 2007, liquidity and credit concerns surrounding the mortgage markets generally arose, which resulted in banks and other lenders becoming more cautious in providing repurchase agreement lending relative to both Agency MBS and AAA-rated MBS. While the effect on the availability of financing for AAA-rated MBS has been more pronounced than for Agency MBS, we have seen increases in the borrowing rate relative to our Agency MBS financings as well as more limited liquidity in terms of the length of borrowing terms, margin requirements and the amount of financing available.

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

Credit Risk

At September 30, 2007, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing securities primarily from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At September 30, 2007, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to factors that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired is also subjective and, therefore, constitutes material estimates that are susceptible to significant change.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At September 30, 2007, the amount of our assets attributable to our TRS was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2006 Annual Report on Form 10-K on page 11.

The possible tax offset of the net operating losses and the net capital losses for Belvedere Trust and for the sales of securities appears in Note 6 to the accompanying unaudited consolidated financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of September 30, 2007. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the Consolidated Balance Sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity in the accompanying unaudited consolidated financial statements.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

Stock-Based Compensation

In December 2005, our board of directors authorized the immediate vesting of all of our then-outstanding common stock options. We intend to utilize restricted stock grants instead of stock option grants in future employee compensation (see Note 10).

Restricted stock is expensed over the vesting period (see Note 10).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

The computation of EPS is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006(2)
Loss from continuing operations	$(20,309)	$(1,094)	$(14,583)	$(10,816)
Loss from discontinued operations	(136,728)	(1,299)	(136,107)	(1,103)

Net loss	$(157,037)	$(2,393)	$(150,690)	$(11,919)
Dividend on Series A Cumulative Preferred Stock(1)	$(1,011)	$(1,011)	$(2,022)	$(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	$(471)	$—	$(1,245)	$—

Net loss to common stockholders	$(158,519)	$(3,404)	$(153,957)	$(13,941)

Basic and diluted net loss per common share:
Continuing operations	$(0.47)	$(0.04)	$(0.39)	$(0.28)
Discontinued operations	$(3.00)	$(0.03)	$(2.98)	$(0.03)

Total basic and diluted net loss per common share	$(3.47)	$(0.07)	$(3.37)	$(0.31)

Basic and diluted weighted average number of shares outstanding	45,640	45,392	45,657	45,384

(1)	The effect of converting 1.21 million shares of Series B Convertible Preferred Stock and the vested unexercised options (29 thousand diluted shares) is anti-dilutive and is not included in the earnings per share calculation.
(2)	As restated in Note 12.

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

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of September 30, 2007 and December 31, 2006, which are carried at their fair value (amounts in thousands):

September 30, 2007

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$39,495	$1,158,287	$2,883,376	$4,081,158
Paydowns receivable		—	23,361	—	23,361
Unrealized gains		—	5,479	5,272	10,751
Unrealized losses		(817)	(9,133)	(17,312)	(27,262)

Fair value		$38,678	$1,177,994	$2,871,336	$4,088,008

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$902,118	$2,429,715	$739,751	$9,574	$4,081,158
Paydowns receivable	12,138	11,223	—	—	23,361
Unrealized gains	267	6,261	4,137	86	10,751
Unrealized losses	(12,490)	(3,311)	(11,461)	—	(27,262)

Fair value	$902,033	$2,443,888	$732,427	$9,660	$4,088,008

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$51,968
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	(2,533)

Fair value	$49,435

At September 30, 2007, our Non-Agency MBS consisted of CMO floaters (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 5.38% which were acquired at par value.

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

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at September 30, 2007, our repurchase agreements had a weighted average term to maturity of 53 days and a weighted average borrowing rate of 5.35%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 415 days with a weighted average borrowing rate of 5.16%. At September 30, 2007, Agency MBS with a fair value of approximately $3.96 billion have been pledged as collateral under the repurchase agreements.

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

At September 30, 2007 and December 31, 2006, the repurchase agreements had the following remaining maturities:

	September 30, 2007	December 31, 2006
Less than 3 months	91.1%	59.1%
3 months to less than 1 year	3.6%	40.9%
1 year to less than 2 years	5.3%	—

	100.0%	100.0%

At September 30, 2007, we had one counterparty (Cantor Fitzgerald & Co.) where the amount at risk ($35 million) exceeded 10% of our stockholders’ equity. The amount at risk represents the fair value of the securities less the amount of the repurchase agreement liabilities. The weighted average maturity for the repurchase agreements with this counterparty was 181 days.

NOTE 4. JUNIOR SUBORDINATED NOTES

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

NOTE 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

Our Agency MBS and Non-Agency MBS are reflected in the unaudited consolidated financial statements at estimated fair value. Management bases its fair value estimates for our Agency MBS and Non-Agency MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements, interest payable and payables for securities purchased are reflected in the unaudited consolidated financial statements at their costs, which approximates their fair value because of the nature and short term of these instruments.

NOTE 6. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met. We believe we met all REIT requirements regarding these tests and the distribution of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

BT Finance and its wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are TRS of Anworth. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C Corporation. At December 31, 2006, BT Finance’s net operating loss carry forwards (NOLs) were approximately $1.75 million for both federal and state purposes. These begin to expire in 2024 and 2014, respectively. We do not expect that these NOLs are likely to be utilized and, as such, have fully reserved them.

The loss from the sales of our MBS are capital losses and can only be offset against capital gains or future capital gains within five years. The loss from the sales and impairments on sales of Belvedere Trust’s assets are capital losses and can only be offset against capital gains or future capital gains within five years.

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

NOTE 7. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at an initial conversion rate of 2.3809 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the Series B preferred stockholder at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, Series B preferred stockholders, together with our Series A preferred stockholders, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2007, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended September 30, 2007, we issued approximately 82 thousand shares of common stock under the plan, resulting in proceeds to us of approximately $369 thousand.

During the three months ended September 30, 2007, we granted a total of 8 thousand shares of common stock to our independent directors for approximately $72 thousand.

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

We initially instituted the Program with Cantor in December 2002. In 2005, we amended the Program with Cantor to allow us to sell an additional amount of common stock and up to 2 million shares of Series A Preferred Stock. In June 2007, we entered into the Sales Agreement in order to (i) reduce the commission rate payable to Cantor on any sales of Preferred Stock and common stock from a rate of up to 3% to a rate of between 2.0% and 2.5%; and (ii) permit us to sell Series B Preferred Stock through the Program. Sales of Preferred Stock and common stock made under the Program will be made on the New York Stock Exchange or on any other existing trading market by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. During the three and nine months ended September 30, 2007, we sold 56 thousand shares of our Series B Preferred Stock under the Program which provided net proceeds to us of approximately $1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. As of September 30, 2007, $498.2 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

At September 30, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. As of September 30, 2007, no grants under the 2007 Dividend Equivalent Rights Plan have been issued to our employees, officers or directors.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three and nine months ended September 30, 2007, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At September 30, 2007, there was a negative incentive compensation accrual carried forward of $20.3 million. The large increase in this amount, from $5.7 million at June 30, 2007, was due primarily to the losses on the sales of Agency MBS and Non-Agency MBS and the net loss for Belvedere Trust.

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

On June 27, 2006, we entered into addenda to our employment agreements with each of Lloyd McAdams, Joseph E. McAdams and Ms. Baines. The addenda amend the employment agreements with Lloyd McAdams, Joseph E. McAdams and Ms. Baines to, among other things, (i) comply with Section 409A of the Code, as amended, as enacted in the American Jobs Creation Act of 2004, (ii) modify certain non-competition provisions in the employment agreements with Lloyd McAdams and Joseph E. McAdams, (iii) remove certain non-competition provisions from the employment agreement with Ms. Baines and (iv) make certain other clarifications to the agreements.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $51.05 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2007, we paid $70 thousand and $206 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three and nine months ended September 30, 2006, we paid $68 thousand and $200 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2007	2008	2009	2010	2011	Thereafter	Total Commitment
Commitment	$70,190	$284,965	$293,515	$302,332	$311,414	$158,012	$1,420,428

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $65 thousand and $179 thousand paid to PIA in connection with this agreement during the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006, we paid fees of $44 thousand and $123 thousand, respectively, to PIA in connection with this agreement.

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

NOTE 10. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2007, 1,212,662 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

During the nine months ended September 30, 2007, we expensed $101 thousand relating to these two restricted stock grants.

NOTE 11. HEDGING INSTRUMENTS

At September 30, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB No. 133 and FASB No. 138, with an aggregate notional amount of $1.5 billion and a weighted average maturity of 2.6 years. During the three months ended September 30, 2007, we entered into two new swap agreements with an aggregate notional amount of $200 million. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. During the three months ended September 30, 2007, we terminated one of the swap agreements with a notional amount of $100 million and realized a loss of $123 thousand. Another swap agreement with a notional amount of $100 million had matured.

At September 30, 2007, there was a decrease of $21 million, from $4.9 million of unrealized gains at December 31, 2006 to unrealized losses of $16.1 million, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $14.3 million and a reclassification adjustment for interest income included in net income of $6.7 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $4.0 million and a liability of $20.1 million.

During the three months ended September 30, 2007, there was a loss recognized in earnings of $24 thousand due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is 4.8 years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

NOTE 12. CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for Series A Preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006. We recorded this Series A Preferred Stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the recently adopted provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. In accordance with the transition provision of SAB 108, we recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment increased the Series A Preferred Stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006. There was no effect for the three months ended September 30, 2006. We have also corrected the information for the nine months ended September 30, 2006 relating to this adjustment for the Series A Preferred Stock dividend, net income available to common stockholders, basic and diluted EPS and dividends declared per share of Series A Preferred Stock as shown in the following table:

	For the Nine Months Ended September 30, 2006	Adjustment	For the Nine Months Ended September 30, 2006 (As Adjusted)
	(in thousands except for per share amounts)
Net (loss)	$(11,919)	$—	$(11,919)
Dividend on Series A Preferred Stock	(3,033)	1,011	(2,022)

Net (loss) to common stockholders	$(14,952)	$1,011	$(13,941)

Basic earnings per common share	$(0.33)	$0.02	$(0.31)
Diluted earnings per common share	$(0.33)	$0.02	$(0.31)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA as more fully described in Note 9.

NOTE 14. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(in thousands)
Legal and accounting fees	$176	$99	$543	$324
Printing and stockholder communications	23	70	124	109
Directors and Officers insurance	91	97	279	290
Software and implementation	52	51	165	156
Administrative service fees	65	44	179	123
Rent	70	68	206	201
Stock exchange and filing fees	48	29	105	66
Custodian fees	40	34	98	113
Sarbanes-Oxley consulting fees	2	65	58	191
Board of directors fees and expenses	146	130	296	276
Securities data services	26	104	91	128
Other	56	63	173	181

Total of Other Expenses:	$795	$854	$2,317	$2,158

NOTE 15. DISCONTINUED OPERATIONS

As described in Note 1 (Change in Basis of Presentation), we have concluded that Belvedere Trust and BT Management are reported as discontinued operations.

As described in Note 1 (Organization), we provided a description of the facts and circumstances that led up to the conclusion that all of the assets of Belvedere Trust were materially impaired and that it is reported as discontinued operations. In September 2007, we developed a plan to dispose of Belvedere Trust. Most of the assets of Belvedere Trust have already been disposed of and we expect the remainder to be disposed of within one year. We are not acquiring any new assets nor transacting any new business and are in the process of winding down the operations of Belvedere Trust. Although there may be some cash flows from the remaining investments and related debt, we do not consider these to be significant. As there will be no new revenue-producing or cost-generating activities, we do not consider these cash flows to be direct cash flows of Belvedere Trust.

The major assets and liabilities of the discontinued operations at September 30, 2007 and December 31, 2006 are as follows (in thousands):

	September 30, 2007	December 31, 2006
Assets of Discontinued Operations:
BT Other MBS pledged to counterparties at fair value	$67,215	$147,644
BT Other MBS at fair value	2,135	15,155

	69,350	162,799

Cash and cash equivalents	4,073	129
BT Residential Loans	—	1,682,522
Allowance for loan losses	—	(1,608)
Interest receivable	303	8,394
Other assets	861	6,553

	$74,587	$1,858,789

Liabilities of Discontinued Operations:
Accrued interest payable	$603	$8,487
Repurchase agreements (Belvedere Trust)	64,612	275,733
MBS issued	—	1,471,724
Accrued expenses and other liabilities	2,008	116

	$67,223	$1,756,060

The major components of income and expense for the discontinued operations for the three and nine months ended September 30, 2007 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Interest on BT Other MBS	$3,045	$1,276	$10,740	$7,124
Interest on BT Residential Loans	17,054	22,611	54,029	73,202

	$20,099	$23,887	$64,769	$80,326

Interest expense:
Interest expense on repurchase agreements	$2,158	$4,105	$9,769	$12,825
Interest expense on whole loan financing facilities	—	—	—	3
Interest expense on MBS issued	17,522	21,645	52,259	68,833

	$19,680	$25,750	$62,028	$81,661

Net interest income (expense)	$419	$(1,863)	$2,741	$(1,335)
(Loss) gain on sale of Belvedere Trust’s assets	(50,527)	1,466	(50,342)	2,622
Impairment charges	(84,211)	—	(84,211)	—
Expenses	(2,409)	(902)	(4,295)	(2,390)

Loss from discontinued operations	$(136,728)	$(1,299)	$(136,107)	$(1,103)

Accounting Policies and Footnotes for Discontinued Operations

BT Other MBS Portfolio

Belvedere Trust’s BT Other MBS portfolio included investment and non-investment grade MBS, which are backed by first-lien residential mortgage loans. In September 2007, we concluded that all of Belvedere Trust’s assets were materially impaired. Accordingly, the BT Other MBS are shown at their fair value with any changes in fair value now being recognized in current period earnings. Previously, they had been shown at fair value and any changes in fair value were recorded in the “Accumulated Other Comprehensive Income” (AOCI) section of stockholders’ equity. At June 30, 2007 and December 31, 2006, the amount recorded in AOCI for Belvedere Trust’s BT Other MBS was an unrealized loss of approximately $16.7 million and an unrealized gain of approximately $0.2 million, respectively.

Interest income on Belvedere Trust’s BT Other MBS is determined in accordance with FASB Emerging Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment is the accretable yield to be recognized as interest income over the life of the investment using the effective yield method.

BT Residential Loans Portfolio

As described in Note 1 (Change in Basis of Presentation), we are no longer consolidating the BT Residential Loans portfolio.

Belvedere Trust’s BT Residential Loans had been previously classified as held-for-investment and were carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income was accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts had been amortized into income using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91. Belvedere Trust had maintained an allowance for estimated loan losses inherent in its BT Residential Loans portfolio. The loan loss reserves were based upon Belvedere Trust’s assessment of various factors affecting the credit quality of its assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves were reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on Belvedere Trust’s BT Residential Loans was established by taking loan loss provisions though the Consolidated Statements of Income. Belvedere Trust did not maintain a loan repurchase reserve, as any risk of loss due to loan repurchases (i.e., due to breach of representations) would normally have been covered by recourse to the companies from whom Belvedere Trust had acquired the loans.

As previously described in Note 1 (Variable Interest Entities), Belvedere Trust is no longer considered the primary beneficiary and its loans are no longer consolidated.

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Residential Real Estate Loans	Total
Principal balance	$1,652,773
Principal receivable	11
Unamortized premium	30,788
Valuation reserve on real estate owned	(1,050)

Carrying value	$1,682,522

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days) (1)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.750% - 9.125%	2032 -2045	$657,311	$14,542	$5,982
First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% - 9.000%	2034 -2035	53,218	1,231	1,924
First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% - 8.750%	2033 -2035	102,288	5,268	6,176
First-lien adjustable-rate residential real estate loans	1-Year ARM	7.000% - 7.625%	2033 -2034	2,002	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% - 6.375%	2033 -2035	199,093	1,366	2,542
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% - 6.750%	2033 -2035	472,935	3,962	3,875
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% - 6.625%	2033 -2034	150,695	1,032	841
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% - 6.250%	2034 -2035	15,231	314	—

				$1,652,773	$27,715	$21,340

(1)	Delinquent Balance 60+ Days includes all loans that are delinquent 60 days or greater including those in bankruptcy, foreclosure and real estate owned.

At December 31, 2006, Belvedere Trust’s BT Residential Loans portfolio consisted of the following (dollar amounts in thousands):

	December 31, 2006
Range of Principal Balance of Loans	Number of Loans	Principal Balance
$0-$99	171	$13,533
$100-$149	494	61,728
$150-$199	490	85,137
$200-$249	424	95,051
$250-$299	337	92,584
$300-$349	390	127,726
$350-$399	536	201,699
$400-$449	422	179,016
$450-$499	329	156,018
$500-$749	697	411,234
$750-$999	159	139,116
$1,000 or greater	73	89,931

	4,522	$1,652,773

At December 31, 2006, the weighted average gross coupon on residential real estate loans which Belvedere Trust had securitized was 6.12% and the weighted average net coupon on residential real estate loans which Belvedere Trust had securitized was 5.77%. At December 31, 2006, the weighted average FICO was 727 and the LTV was 72.

December 31,
Geographic Concentration	2006
Southern California	29%
Northern California	23%
Florida	7%
Colorado	4%
Virginia	4%
Michigan	3%
Illinois	3%
Nevada	3%
Other states (none greater than 2%)	24%

Total:	100%

Belvedere Trust’s Repurchase Agreements

Belvedere Trust financed the acquisition of its MBS through the use of repurchase agreements. Under these repurchase agreements, Belvedere Trust sold securities to a lender and agreed to repurchase the same securities in the future for a price higher than the original sales price. The difference between the sales price that Belvedere Trust received and the repurchase price it paid represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which Belvedere Trust pledged its securities as collateral to secure a loan which was equal in value to a specified percentage of the estimated fair value of the pledged collateral. At the maturity of a repurchase agreement, Belvedere Trust was required to repay the loan and concurrently receive back its pledged collateral from the lender or, with the consent of the lender, it may have renewed such agreement at the then prevailing financing rate. These repurchase agreements normally required Belvedere Trust to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declined.

Due to recent liquidity and credit concerns surrounding the mortgage markets generally, Belvedere Trust received margin calls from its lenders that it was unable to satisfy. During the quarter ended September 30, 2007, the lenders exercised their rights under the agreements and most of the collateral that had been pledged has been sold.

At September 30, 2007, Belvedere Trust had $64.6 million in repurchase agreements outstanding with a weighted average term to maturity of 20 days and a weighted average borrowing rate of 5.98%. At September 30, 2007, the amount of collateral that was pledged under these repurchase agreements was $67.2 million. At December 31, 2006, Belvedere Trust had $275.7 million in repurchase agreements with a weighted average term to maturity of 124 days and a weighted average borrowing rate of 5.11%.

Belvedere Trust is a party to its repurchase agreements and Anworth is neither a co-party to nor a guarantor of such agreements.

Variable Interest Entities

As described in Note 1 (Change in Basis of Presentation), we determined that we are no longer the primary beneficiary of the variable interest entities and are no longer consolidating these interests. Previously, these interests had been shown under “BT Residential Loans.”

Capitalization of Securitization Costs

Belvedere Trust had capitalized various costs incurred in connection with its securitization transactions. These costs were amortized into income over the expected lives of the securities using the proportional method, based on the effects of actual prepayments. When the loans were deconsolidated and the related financing was eliminated, Belvedere Trust charged these capitalized costs against income during the quarter ended September 30, 2007.

MBS Issued

Belvedere Trust financed its residential real estate loans using MBS issued (obligations due on pass-through certificated or bonds) through securitizations. The interest rates on the MBS issued were variable and were based either upon the interest rates on the underlying loan collateral or upon LIBOR. As described previously, we are no longer consolidating the BT Residential Loans portfolio and, accordingly, we are no longer consolidating the related MBS issued. At December 31, 2006, the weighted average coupon on the MBS issued was 5.04%. The following table represents the principal payments of the MBS issued at December 31, 2006 for each of the succeeding five years:

Year	2007	2008	2009	2010	2011
MBS issued	$368,219	$276,164	$207,123	$155,342	$116,507

For the table above, the principal payments were estimated based on prepayment assumptions (actual future prepayments experience may have differed materially from these estimates). The actual principal paid in each year would be dependent upon the principal received on the underlying loans. The collateral specific to each MBS series was the sole source of repayment on the debt.

NOTE 16. SUBSEQUENT EVENTS

On October 11, 2007, we declared a common stock dividend of $0.05 per share which is payable on November 9, 2007 to our common stockholders of record as of the close of business on October 29, 2007.

On October 11, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on January 15, 2008 to our holders of record of Series A Preferred Stock as of the close of business on December 31, 2007.

On October 11, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on January 15, 2008 to our holders of record of Series B Preferred Stock as of the close of business on December 31, 2007.

On October 18, 2007, Belvedere Trust received a margin call from one of its remaining repurchase agreement lenders that it was unable to satisfy. The amount of this repurchase agreement obligation was approximately $3.1 million and the fair value of the securities pledged as collateral under this repurchase agreement was approximately $1.0 million.

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

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

General

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency MBS, which are obligations guaranteed by the United States government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2007, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2006 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

In November 2003, we formed Belvedere Trust Mortgage Corporation, or Belvedere Trust, to acquire mortgage loans and other mortgage-related assets. Through May 2005, Belvedere Trust securitized a substantial amount of those mortgage loans and retained a portion of the MBS while selling the balance to third parties in the secondary market. Since 2005, Belvedere Trust invested in senior and subordinated tranches from other issuers’ securitizations.

Due to recent liquidity and credit problems surrounding the mortgage markets generally, Belvedere Trust received margin calls from its lenders that it was unable to meet, resulting in defaults under lines of credit pursuant to which it remitted the underlying collateral to its lenders. On September 5, 2007, following discussions with financial advisers retained by Belvedere Trust in connection with the issues facing the credit markets, it was determined that obtaining alternate financing for Belvedere Trust was unlikely and Anworth concluded that a material charge for impairment with respect to all of Belvedere Trust’s assets was required under GAAP. As described in Note 1 to the accompanying unaudited consolidated financial statements, Belvedere Trust and BT Management are reported as discontinued operations.

At September 30, 2007, we had total assets of $4.3 billion. Our Agency MBS portfolio, consisting of $4.1 billion, was distributed as follows: 22% agency adjustable-rate MBS, 60% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of $49 million of floating-rate CMOs. Assets of discontinued operations at September 30, 2007 were approximately $75 million, which represents 1.7% of our overall assets. Stockholders’ equity available to common stockholders at quarter end was approximately $294.9 million, or $6.44 per share. The $294.9 million equals total stockholders’ equity of $343.8 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the three months ended September 30, 2007, we reported a net loss of $157.0 million. Our net loss to common stockholders was $158.5 million, or $(3.47) per diluted share.

Results of Operations

Three Months Ended September 30, 2007 Compared to September 30, 2006

For the three months ended September 30, 2007, our net loss was $157.0 million. Our net loss to common stockholders was $158.5 million, or $(3.47) per diluted share, based on an average of 45.6 million shares outstanding. This includes a loss from continuing operations of $20.3 million which includes a loss of approximately $23.4 million on the sale of $904 million of our Agency MBS and Non Agency MBS. This also includes a loss from discontinued operations of $136.7 million due primarily to losses on sales and an impairment charge on Belvedere Trust’s assets. For the three months ended September 30, 2006, our net loss was $2.4 million (consisting of a loss from continuing operations of $1.1 million and a loss from discontinued operations of $1.3 million) and our net loss to common stockholders was $3.4 million, or $(0.07) per diluted share, based on an average of 45.4 million shares outstanding.

Continuing Operations

Net interest income for the three months ended September 30, 2007 was $4.5 million, or 6.7% of gross income from continuing operations, compared to $0.4 million, or 0.6% of gross income from continuing operations, for the three months ended September 30, 2006. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended September 30, 2007 was $62.1 million, compared to $55.3 million for the three months ended September 30, 2006, an increase of 12.3%. The increase in interest income is due primarily to the increase in interest rates of our investments in MBS. Interest expense for the three months ended September 30, 2007 was $57.7 million, compared to $54.9 million for the three months ended September 30, 2006, an increase of 5.1%. The smaller increase in interest expense relative to the increase in interest income is due to the increases in short-term rates (we believe the liquidity and credit concerns surrounding the mortgage markets generally caused lenders to be more cautious, which resulted in increases in the borrowing rate as well as more limited financing).

During the three months ended September 30, 2007, premium amortization expense decreased $1.3 million, or 19%, from $6.8 million during the three months ended September 30, 2006 to $5.5 million, which was due primarily to the decrease in the constant prepayment rate of our MBS investments.

The table below shows the approximate constant prepayment rate of our MBS for each of the following quarters:

	2007			2006
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	24%	25%	23%	25%	29%	26%

During the three months ended September 30, 2007, we sold approximately $904 million of Agency MBS and Non-Agency MBS, which resulted in realized losses of approximately $23.4 million. As these sales were mostly lower-yielding MBS, this portfolio restructuring is expected to result in a higher-yielding portfolio going forward. During the three months ended September 30, 2006, we did not sell any Agency MBS.

Total expenses were $1.2 million for the three months ended September 30, 2007, compared to $1.5 million for the three months ended September 30, 2006. The decrease of $297 thousand in total expenses was due to a decrease in amortization of restricted stock of approximately $255 thousand (due primarily to a reduction this period of $198 thousand versus $57 thousand of amortization in the prior period) and a decrease of $59 thousand in other expenses, partially offset by an increase in compensation expenses of $17 thousand.

Nine Months Ended September 30, 2007 Compared to September 30, 2006

For the nine months ended September 30, 2007, our net loss was $150.7 million. Our net loss to common stockholders was $154.0 million, or $(3.37) per diluted share, based on an average of 45.7 million shares outstanding. This includes a loss from continuing operations of $14.6 million, which includes a loss of approximately $23.4 million on the sale of $904 million of our Agency MBS and Non-Agency MBS. This also includes a loss from discontinued operations of $136.1 due primarily to losses on sales and an impairment charge on Belvedere Trust’s assets. For the nine months ended September 30, 2006, our net loss was $11.9 million (consisting of a loss from continuing operations of $10.8 million and a loss from discontinued operations of $1.1 million) and our net loss to common stockholders was $13.9 million, or $(0.31) per diluted share, based on an average of 45.4 million shares outstanding.

Continuing Operations

Net interest income for the nine months ended September 30, 2007 was $13.3 million, or 6.4% of gross income from continuing operations, compared to $3.4 million, or 2.0% of gross income from continuing operations, for the nine months ended September 30, 2006. Interest income net of premium amortization expense for the nine months ended September 30, 2007 was $190.2 million, compared to $148.2 million for the nine months ended September 30, 2006, an increase of 28.3%. The increase in interest income is due primarily to the increase in interest rates of our investments in MBS. Interest expense for the nine months ended September 30, 2007 was $177 million, compared to $144.8 million for the nine months ended September 30, 2006, an increase of 22.2%. The smaller increase in interest expense relative to the increase in interest income is due to the increases in short-term rates (due to both increases in the federal funds rate, which only recently has declined, and also due to the liquidity and credit concerns surrounding the mortgage markets generally, which we believe caused lenders to be more cautious, resulting in increases in the borrowing rate as well as more limited financing).

During the nine months ended September 30, 2007, premium amortization expense decreased $3.4 million, or 16%, from $21.1 million during the nine months ended September 30, 2006 to $17.7 million, which was due primarily to the decrease in the constant prepayment rate of our MBS investments.

During the nine months ended September 30, 2007, we sold approximately $904 million of Agency MBS and Non-Agency MBS, which resulted in realized losses of approximately $23.4 million. As these sales were mostly lower-yielding MBS, this portfolio restructuring is expected to result in a higher-yielding portfolio going forward. During the nine months ended September 30, 2006, we sold approximately $398 million of Agency MBS, which resulted in a realized loss of approximately $10.2 million, as part of our asset/liability management program. The proceeds from the sales in 2006 were used to invest in higher-yielding Agency MBS.

Total expenses were $4.3 million for the nine months ended September 30, 2007, compared to $4.0 million for the nine months ended September 30, 2006. The increase of $216 thousand in total expenses was due to an increase in compensation expenses of $145 thousand and an increase of $159 thousand in other expenses, partially offset by a decrease in amortization of restricted stock of $88 thousand.

Financial Condition

Continuing Operations

Agency MBS Portfolio

At September 30, 2007, we held agency mortgage assets whose amortized cost was approximately $4.08 billion, consisting primarily of $3.33 billion of adjustable-rate MBS, $740 million of fixed-rate MBS and $10 million of floating-rate CMOs. This amount represents an approximate 13% decrease from the $4.70 billion held at December 31, 2006. Of the adjustable-rate Agency MBS owned by us, 27% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 73% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at September 30, 2007 and December 31, 2006, classified by type of issuer (dollar amounts in thousands):

	September 30, 2007		December 31, 2006
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$2,871,335	70.2%	$2,895,583	61.9%
Freddie Mac (FHLMC)	1,177,994	28.8%	1,728,525	36.9%
Ginnie Mae (GNMA)	38,678	1.0%	54,799	1.2%

Total Agency MBS:	$4,088,007	100.0%	$4,678,907	100.0%

The following table classifies our portfolio of Agency MBS owned at September 30, 2007 and December 31, 2006, by type of interest rate index (dollar amounts in thousands):

	September 30, 2007		December 31, 2006
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$9,660	0.2%	$10,940	0.2%
Six-month LIBOR	54,798	1.3%	66,262	1.4%
One year LIBOR	2,704,376	66.2%	2,877,311	61.5%
Six-month Certificate of Deposit	2,181	0.1%	3,259	0.1%
Six-month Constant Maturity Treasury	796	—	1,093	—
One-year Constant Maturity Treasury	537,488	13.2%	914,451	19.6%
Cost of Funds Index	46,281	1.1%	55,112	1.2%
Fixed-rate	732,427	17.9%	750,479	16.0%

Total Agency MBS:	$4,088,007	100.0%	$4,678,907	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At September 30, 2007, our total agency portfolio had a weighted average coupon of 5.96%. The average coupon of the adjustable-rate securities was 6.17%, the hybrid securities average coupon was 5.88%, the fixed-rate securities average coupon was 5.98% and the CMO floaters average coupon was 6.56%. At December 31, 2006, our total agency portfolio had a weighted average coupon of 5.63%. The average coupon of the adjustable-rate securities was 5.76%, the hybrid average coupon was 5.49%, the fixed-rate securities average coupon was 5.95% and the CMO floaters average coupon was 6.13%.

At September 30, 2007, the average amortized cost of our agency mortgage-related assets was 101.30%, the average amortized cost of our adjustable-rate securities was 101.37% and the average amortized cost of our fixed-rate securities was 100.98%. Relative to our Agency MBS and Non-Agency MBS portfolios at September 30, 2007, the average interest rate on outstanding repurchase agreements was 5.35% and the average days to maturity was 53 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 5.16% and the weighted average term to next rate adjustment was 415 days.

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

At September 30, 2007 and December 31, 2006, the unamortized net premium paid for our Agency MBS was $52 million and $72 million, respectively.

At September 30, 2007, the current yield on our Agency MBS portfolio was 5.88% based on a weighted average coupon of 5.96% divided by the average amortized cost of 101.30%. At December 31, 2006, the current yield on our Agency MBS portfolio was 5.54% based on a weighted average coupon of 5.63% divided by the average amortized cost of 101.55%.

During the three months ended September 30, 2007, we sold approximately $858 million of Agency MBS, which resulted in a realized loss of approximately $14 million.

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

Non-Agency MBS Portfolio

At September 30, 2007, our Non-Agency MBS portfolio consisted of $49.4 million of CMO floaters with an average coupon of 5.38% which were acquired at par value. At December 31, 2006, our Non-Agency MBS portfolio consisted of $118 million of CMO floaters with an average coupon of 5.58%, which were acquired at par value.

During the three months ended September 30, 2007, we sold approximately $46 million of Non-Agency MBS, which resulted in a realized loss of approximately $9.4 million.

Discontinued Operations

At September 30, 2007, the assets of the discontinued operations were $74.6 million, consisting of $4.1 million in cash and cash equivalents, $67.2 million of BT Other MBS pledged to counterparties at fair value, $2.1 million in BT Other MBS at fair value and $1.2 million in other assets. At September 30, 2007, the liabilities of the discontinued operations were $67.2 million, consisting of repurchase agreements of $64.6 million and $2.6 million in other liabilities.

BT Other MBS Portfolio

At September 30, 2007, Belvedere Trust’s portfolio of BT Other MBS at fair value includes securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment and non-investment grade securities with a carrying value of approximately $69.3 million backed by 14% hybrid, 85% adjustable-rate and 1% fixed-rate mortgages by carrying value. This amount includes approximately $2.2 million in securities that were retained from Belvedere Trust’s securitizations. These assets were previously carried on our Consolidated Balance Sheets as “Residential real estate loans” and are now, subsequent to de-consolidation, included in “BT Other MBS,” which are part of the assets of the discontinued operations (as shown in Note 15 to the accompanying unaudited consolidated financial statements). The remaining balance of approximately $67.1 million was securities that were purchased from major issuers and consists of $4.5 million of securities rated from A+ to A-, $49.7 million of securities rated from BBB+ to BBB- and $12.9 million in non-investment grade securities. These ratings reference the Standard & Poor’s rating system; for securities where Standard & Poor’s ratings were unavailable, they were derived from the available Moody’s ratings. Approximately 85.3% by principal amount of the acquired securities are backed by pay option ARMs. At September 30, 2007, the average delinquencies of the loans supporting the acquired securitizations, weighted by the balances owned by Belvedere Trust, were 0.96% by principal balance 60 days delinquent and 2.44% 90+ days delinquent, including foreclosures and real estate owned. At September 30, 2007, the average delinquencies of the loans supporting the Belvedere Trust securitizations, weighted by the balances owned by Belvedere Trust, were 0.10% by principal balance 60 days delinquent and 0.21% 90+ days delinquent, including foreclosures and real estate owned.

Belvedere Trust’s $12.9 million in acquired non-investment grade securities includes first loss securities with a par value of $1.2 million and a carrying value of $291 thousand that bear primary credit risk associated with residential real estate loans with a face value of $1.1 billion at September 30, 2007. When Belvedere Trust acquired these securities, the purchase price generally included a discount associated with the credit risk. If the credit losses from the underlying residential real estate loans exceed this discount, this would cause a reduction in earnings. At September 30, 2007, there have been credit losses of approximately $8 thousand on these acquired securities. Belvedere Trust has not incurred any credit loss expenses on these securities, as the credit losses did not exceed the discount. The securities retained from Belvedere Trust’s securitizations include includes first loss securities with a par value of $7 million and a carrying value of $1.1 million that bear primary credit risk associated with residential real estate loans with a face value of $1.2 billion at September 30, 2007. Credit losses on these securities had, prior to de-consolidation, been charged against Belvedere Trust’s loan loss reserve. Credit losses incurred subsequent to de-consolidation will be charged against the related discount.

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

At September 30, 2007, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.78%. At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS had a weighted average coupon of 6.52%.

At September 30, 2007, the average amortized cost of Belvedere Trust’s BT Other MBS was 62.7%. At December 31, 2006, the average amortized cost of BT Other MBS was 90.70%.

At September 30, 2007, Belvedere Trust’s BT Other MBS that had been acquired from other issuers was backed by mortgage loans with an average borrower FICO of 715 and an average loan-to-value, or LTV, of 73.

BT Residential Loans Portfolio

As previously discussed in Note 1 (Change in Basis of Presentation) to the accompanying unaudited consolidated financial statements, Belvedere Trust is no longer considered the primary beneficiary of the variable interests and the loans are no longer consolidated.

Residential real estate loans held for securitization and held in securitization trusts were reflected in the financial statements at their amortized cost.

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Total
Principal balance	$1,652,773
Principal receivable	11
Unamortized premium	30,788
Valuation reserve on real estate owned	(1,050)

Carrying value	$1,682,522

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB Statement No. 133 and FASB Statement No. 138, with an aggregate notional amount of $1.5 billion and a weighted average maturity of 2.6 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2007, there were unrealized losses of approximately $16.1 million on our swap agreements. During the three months ended September 30, 2007, we terminated one swap agreement with a notional amount of $100 million and realized a loss of $123 thousand.

Liquidity and Capital Resources

Continuing Operations

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS and Non-Agency MBS portfolios, which totaled $3.68 billion at September 30, 2007. Our other significant source of funds for the three months ended September 30, 2007 consisted of payments of principal from our Agency MBS and Non-Agency MBS portfolios, which were $328.2 million and $4.6 million, respectively.

Relative to our Agency MBS portfolio at September 30, 2007, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 24 months. At September 30, 2007, we had borrowing arrangements with 24 different financial institutions and had borrowed funds under repurchase agreements with 14 of these firms. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2007.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio and other mortgage-related assets. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

During the three months ended September 30, 2007, we raised approximately $369 thousand in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the three months ended September 30, 2007, we did not issue any shares of Series A Preferred Stock. During the three months ended September 30, 2007, we issued 56 thousand shares of Series B Preferred Stock under our amended Sales Agreement with Cantor (as described in Note 11), which provided net proceeds to us of approximately $1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Discontinued Operations

BT Other MBS Portfolio

At September 30, 2007, Belvedere Trust had $64.6 million in repurchase agreements outstanding with a weighted average term to maturity of 20 days and a weighted average borrowing rate of 5.98%. There is no guarantee that these repurchase agreements will be renewed at maturity. If Belvedere Trust receives margin calls from these repurchase agreement lenders, it does not have the ability to satisfy those requests and the assets pledged under those agreements ($67.2 million at September 30, 2007) would probably be seized and sold.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at September 30, 2007 (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Repurchase agreements (Anworth(1))	$3,353,405	$327,100	$—	$—	$3,680,505
Junior subordinated notes(2)	—	—	—	37,380	$37,380
Lease commitment (Anworth)	283	592	545	—	$1,420

Total(3)(4):	$3,353,688	$327,692	$545	$37,380	$3,719,305

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 4 to the accompanying unaudited consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 9 to the accompanying unaudited consolidated financial statements.
(4)	In February 2007, we issued 1.15 million shares of Series B Preferred Stock (as more fully described in Note 7 to the accompanying unaudited consolidated financial statements). The Series B Preferred Stock is not listed in the above table, as it has no maturity date and is not redeemable.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS portfolios, which are carried on our balance sheet at fair value rather than historical cost. Belvedere Trust’s BT Other MBS portfolio had been carried on our Consolidated Balance Sheets at fair value and Belvedere Trust’s residential real estate loans had been classified as held-for-investment and carried at historical amortized cost. As previously described in Note 1 in the Company’s unaudited consolidated financial statements, we have determined that all of Belvedere Trust’s assets are materially impaired. These assets have been written down to fair value with the impairment charge being recognized into earnings. Based upon this treatment, stockholders’ equity available to common stockholders at September 30, 2007 was approximately $294.9 million, or $6.44 per share. The $294.9 million equals total stockholders’ equity of $343.8 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact net income or taxable income but rather are reflected on our Consolidated Balance Sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on our available-for-sale Agency MBS portfolio was $16.5 million, or 0.4% of the amortized cost of Agency MBS, at September 30, 2007. This, along with “Accumulative other comprehensive loss, Non-Agency MBS” of $2.5 million and “Accumulative other comprehensive loss, derivatives” of $16.1 million, constitute the total “Accumulative other comprehensive loss” of $35.1 million.

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

Our accounting policies are described in Note 1 to the accompanying unaudited consolidated financial statements. Management believes the more significant of these for continuing operations to be as follows:

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

Valuation and Classification of Investment Securities

We carry our investment securities on our Consolidated Balance Sheets at fair value. The fair values of our MBS are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than- temporary impairment exists. To the extent that unrealized losses on our Agency MBS portfolio are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary and may be liable for corporate income tax expenses. BT Finance, as a subsidiary of Belvedere Trust, is reported within “Discontinued Operations” and is also in the process of being liquidated.

Subsequent Events

On October 11, 2007, we declared a common stock dividend of $0.05 per share which is payable on November 9, 2007 to our common stockholders of record as of the close of business on October 29, 2007.

On October 11, 2007, we declared a Series A Preferred Stock dividend of $0.539063 per share which is payable on January 15, 2008 to our holders of record of Series A Preferred Stock as of the close of business on December 31, 2007.

On October 11, 2007, we declared a Series B Preferred Stock dividend of $0.390625 per share which is payable on January 15, 2008 to our holders of record of Series B Preferred Stock as of the close of business on December 31, 2007.

On October 18, 2007, Belvedere Trust received a margin call from one of its remaining repurchase agreement lenders that it was unable to satisfy. The amount of this repurchase agreement obligation was approximately $3.1 million and the fair value of the securities pledged as collateral under this repurchase agreement was approximately $1.0 million.

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

At September 30, 2007, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$732,427	17.7%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	$281,475	6.8%	$3,353,405	91.1%
Greater than 3 months and less than 1 year	679,653	16.4%	132,100	3.6%
Greater than 1 year and less than 2 years	354,466	8.6%	195,000	5.3%
Greater than 2 years and less than 3 years	65,554	1.6%	—	—
Greater than 3 years and less than 5 years	2,023,867	48.9%	—	—

Total:	$4,137,442	100.0%	$3,680,505	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

Market Value Risk

Substantially all of our MBS are classified as “available-for-sale” assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our Consolidated Balance Sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2007, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 32 months while our borrowings had a weighted average term to next rate adjustment of 53 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 415 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (this occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. During the three months ended September 30, 2007, liquidity and credit concerns surrounding the mortgage markets generally arose, which we believe resulted in banks and other lenders becoming more cautious in providing repurchase agreement lending relative to both Agency MBS and AAA-rated MBS. While the effect on the availability of financing for AAA-rated MBS has been more pronounced than for Agency MBS, we have seen increases in the borrowing rate relative to our Agency MBS financings as well as more limited liquidity in terms of the length of borrowing terms, margin requirements and the amount of financing available.

At September 30, 2007, we had unrestricted cash of $9.8 million and $178.9 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at September 30, 2007 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–93%	–0.8%
–1.0%	–10%	0.0%
0%	—	—
1.0%	–45%	–1.5%
2.0%	–99%	–3.7%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an 83% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at September 30, 2007. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At September 30, 2007, the aggregate notional amount of the interest rate swap agreements was $1.5 billion and the weighted average maturity was 2.6 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	8%	0.8%
–1.0%	36%	0.9%
0%	—	—
1.0%	–109%	–2.3%
2.0%	–218%	–5.3%

General

Many assumptions are made to present the information in the above tables and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

On August 9, 10 and 17, 2007, Belvedere Trust received margin calls that it was unable to meet, resulting in defaults under certain repurchase agreements. The total amount of the repurchase agreement obligations relating to the defaults was approximately $139 million and the total arrearage is approximately $1.8 million as of November 5, 2007.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 9, 2007	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2007	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)