Form 10-K
period 2007-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2008-03-12
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☒        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average closing bid and asked prices of such stock, as of June 29, 2007 was approximately $387,015,829 (All officers and directors of the registrant are considered affiliates).

At March 7, 2008, the registrant had 1,875,500 shares of Series A Cumulative Preferred Stock issued and outstanding; 1,206,000 shares of Series B Cumulative Convertible Preferred Stock issued and outstanding; and 75,785,231 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2008 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2007

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

Overview

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in mortgage-related assets including mortgage pass-through certificates, collateralized mortgage obligations (“CMOs”), mortgage loans and other securities representing interests in, or obligations backed by, pools of mortgage loans which can be readily financed. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2007, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2007 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Our discontinued operations consisted of the following portfolios: Belvedere Trust’s residential real estate loans, or BT Residential Loans, and Belvedere Trust’s other mortgage-backed securities, or BT Other MBS.

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

Due to recent liquidity and credit problems surrounding the mortgage markets generally, Belvedere Trust received, during the third quarter of 2007, margin calls from its lenders that it was unable to meet, resulting in defaults under lines of credit. On September 5, 2007, following discussions with financial advisers retained by

Belvedere Trust in connection with the issues facing the credit markets, it was determined that obtaining alternate financing for Belvedere Trust was unlikely and we concluded that a material charge for impairment with respect to all of Belvedere Trust’s assets was required under generally accepted accounting principles, or GAAP. In September 2007, we developed a plan to dispose of Belvedere Trust. In December 2007, Belvedere Trust received several notices of default from its remaining counterparties which it was unable to meet and, as a result, its remaining assets were either seized or written off. Belvedere Trust, which is reported as a discontinued operation in the financial statements included in this Annual Report on Form 10-K, has three claims against it totaling approximately $8 million, which have been contested, relating to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

At December 31, 2007, we had total assets of $4.8 billion. Our Agency MBS portfolio, consisting of $4.7 billion, was distributed as follows: 20% agency adjustable-rate MBS, 62% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of $43 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2007 was approximately $352.5 million, or $6.15 per share. The $352.5 million equals total stockholders’ equity of $401.4 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the year ended December 31, 2007, we reported a net loss of $156.5 million. Net loss to common stockholders was $161.2 million, or a net loss of $(3.47) per diluted share. This includes a loss of approximately $23.4 million on the sale of Agency MBS and Non-Agency MBS and a net loss on discontinued operations of approximately $151.3 million. The net loss on discontinued operations includes three claims against Belvedere Trust totaling approximately $8 million, which have been contested, relating to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust. Relative to the contested claims, we believe that there will be an increase to earnings after the dissolution of Belvedere Trust, although there can be no assurances as to the timing of such dissolution.

Our Strategy

Investment Strategy

Our strategy is to invest primarily in United States agency and other highly rated single-family adjustable-rate and fixed-rate MBS and other mortgage-related assets. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the investment’s anticipated returns, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing, securitizing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade Agency MBS, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity allocated to these investments. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. We enter into collateralized borrowings with major lending institutions which we believe are financially sound and are approved by our board of directors.

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

Employees

As of December 31, 2007, Anworth had twelve employees, seven of whom were part-time, and BT Management had two part-time employees who performed substantially all of their duties for Belvedere Trust.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, 2nd Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Web Site

Our web site address is www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available, free of charge, on our web site as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission, or the SEC. In addition, we post the following information on our web site (the information on our web site is not a part of this Annual Report on Form 10-K):

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

To the extent that distributions exceed current and accumulated earnings and profits, they will constitute a return of capital, rather than dividend or capital gain income, and will reduce the basis for the stockholder’s stock with respect to which the distributions are paid or, to the extent that they exceed such basis, will be taxed in the same manner as gain from the sale of that stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our preferred stock (as compared to distributions with respect to our common stock) so that distributions with respect to our preferred stock are more likely to be treated as dividends than as return of capital or a distribution in excess of basis.

Dividends paid by regular C corporations to stockholders other than corporations now are generally taxed at the rate applicable to long-term capital gains, which is a maximum of 15%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our Series A Preferred Stock and Series B Preferred Stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances.

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

We may elect to retain and pay income tax on our net long-term capital gain. In that case, a United States stockholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund of its proportionate share of the tax we paid. The basis of the stockholder’s shares is increased by the amount of the undistributed long-term capital gain (less the amount of capital gains tax paid by the REIT) included in the stockholder’s long-term capital gains.

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

Hedging Transactions.    From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test (but not the 75%

gross income test). A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. To the extent that we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions is not likely to be treated as qualifying income for purposes of the 95% gross income test. All of our hedging income and gain likely will be non-qualifying income for purposes of the 75% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

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

•

investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and

•

regular or residual interests in a REMIC. However, if less than 95% of the assets of a REMIC consist of assets that are qualifying real estate-related assets under the federal income tax laws, determined as if we held such assets, we will be treated as holding directly our proportionate share of the assets of such REMIC.

Second, not more than 25% of the value of our total assets may be represented by securities (other than those included in the preceding category).

Third, not more than 20% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

Fourth, except with respect to a taxable REIT subsidiary and securities includible in the first category above, (a) not more than 5% of the value of our total assets may be represented by securities of any one issuer, (b) we may not hold securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer and (c) we may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer.

For purposes of the second and third asset tests, the term “securities” does not include stock in another REIT, equity or debt securities of a qualified REIT subsidiary or taxable REIT subsidiary, mortgage loans that constitute real estate assets, or equity interests in a partnership. For purposes of the 10% value test, the term “securities” does not include:

•

“Straight debt” securities, which is defined as a written unconditional promise to pay on demand or on a specified date a sum certain in money if (i) the debt is not convertible, directly or indirectly, into stock, and (ii) the interest rate and interest payment dates are not contingent on profits, the borrower’s discretion, or similar factors. “Straight debt” securities do not include any securities issued by a partnership or a corporation in which we or any controlled taxable REIT subsidiary (i.e., a taxable REIT subsidiary in which we own directly or indirectly more than 50% of the voting power or value of the stock) hold non-“straight debt” securities that have aggregate value of more than 1% of the issuer’s outstanding securities. However, “straight debt” securities include debt subject to the following contingencies:

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

We believe that all or substantially all of the mortgage loans and MBS that we will own will be qualifying assets for purposes of the 75% asset test. For purposes of these rules, however, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws. Although the law on the matter is not entirely clear, it appears that the non-qualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property that is security for that loan. To the extent that we own debt securities issued by other REITs or C corporations that are not secured by a mortgage on real property, those debt securities will not be qualifying assets for purposes of the 75% asset test. Instead, we would be subject to the second, third and fourth asset tests with respect to those debt securities.

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

Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

•	the sum of:

•	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

•	90% of our after-tax net income, if any, from foreclosure property, minus

•	the sum of certain items of excess non-cash income.

We must pay such distributions in the taxable year to which they relate or in the following taxable year if we declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration. In addition, dividends declared in October, November or December payable to stockholders of record in such month are deemed received by stockholders on December 31 and to have been paid on December 31 if actually paid in January of the following year. See below under “Distributions Generally.”

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

If we fail to qualify as a REIT in any taxable year and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders may be eligible for the reduced federal income tax rate of 15% on qualified dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether, in all circumstances, we would qualify for such statutory relief.

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

We generally expect to derive income from our taxable REIT subsidiaries by way of dividends. Such dividends are not real estate source income for purposes of the 75% income test, although they are included for purposes of the 95% test. Therefore, when aggregated with our non-real estate source income, such dividends must be limited to 25% of our gross income each year. We will monitor the value of our investment in, and the distributions from, our taxable REIT subsidiaries to ensure compliance with all applicable REIT income and asset tests.

Taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including us, as dividend distributions. Our dividends sourced from dividends received from taxable REIT subsidiaries can qualify for the 15% tax rate on qualified dividends.

Taxation of Taxable United States Stockholders

For purposes of the discussion in this Annual Report on Form 10-K, the term “United States stockholder” means a holder of our stock that is, for United States federal income tax purposes:

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

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt United States stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a REMIC that gives rise to “excess inclusion” income, as defined in Section 860E of the Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

Notwithstanding the above, however, a substantial portion of the dividends a tax-exempt stockholder receives may constitute UBTI if we are treated as a “pension-held REIT” and the stockholder is a pension trust which:

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

Distributions to non-United States stockholders that are not attributable to gain from our sale or exchange of United States real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-United States stockholder’s conduct of a United States trade or business, the non-United States stockholder generally will be subject to federal income tax at graduated rates on a net basis in the same manner as United States stockholders are taxed with respect to those distributions and also may be subject to the 30% branch profits tax in the case of a non-United States stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-United States stockholder unless:

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

Our business routinely encounters and addresses risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of certain important strategic risks. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the risks discussed in this Annual Report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10-K or elsewhere. The following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Risks Related to Our Business

Our leveraging strategy increases the risks of our operations.

Relative to our investment grade Agency MBS and Non-Agency MBS, we generally borrow, on a short-term basis, between eight to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns. Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

•

A default of a mortgage-related asset that constitutes collateral for a repurchase agreement could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

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

An increase in interest rates may harm our book value, which could adversely affect the cash available for distribution to you and could cause the price of our securities to decline.

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with GAAP, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current operations.

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, MBS and other mortgage-related assets, which could adversely affect our ability to acquire MBS and other mortgage-related assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of MBS and other mortgage-related assets available to us, which could affect our ability to acquire MBS and other mortgage-related assets that satisfy our investment objectives. Rising interest rates may also cause MBS and other mortgage-related assets that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of MBS or mortgage-related assets or MBS or mortgage-related assets with a yield that exceeds the borrowing cost we will incur to purchase MBS or mortgage-related assets, our ability to satisfy our investment objectives and to generate income and pay dividends in the amount expected, or at all, may be materially and adversely affected.

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

We depend on short-term borrowings to purchase mortgage-related assets and reach our desired amount of leverage. If we fail to obtain or renew sufficient funding on favorable terms, we will be limited in our ability to acquire mortgage-related assets and our earnings and profitability would decline.

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

Our failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock.

The current situation in the sub-prime mortgage sector, and the current weakness in the broader mortgage market, could adversely affect one of more of our lenders and could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including agency mortgage-backed securities, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

If we are unable to negotiate favorable terms and conditions on future repurchase agreements with one or more of our lenders, our financial condition and earnings could be negatively impacted.

The terms and conditions of each repurchase agreement with our lenders are negotiated on a transaction-by-transaction basis. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. We cannot assure you that we will be able to continue to negotiate favorable terms and conditions on our future repurchase agreements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirement be increased. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

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

We engage in hedging activity from time to time. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans or residual interests. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of MBS and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

Our use of derivatives may expose us to counterparty risks.

From time to time we enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates. If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2007, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months, while our borrowings had a weighted average term to next rate adjustment of 49 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 418 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

The mortgage—related assets in which we invest and the mortgage loans underlying the MBS and asset-backed securities in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

Residential mortgage loans are secured by single-family residential property and are subject to risks of loss, delinquency and foreclosure. The ability of a borrower to repay a loan secured by a residential property is dependent upon the income or assets of the borrower. A number of factors, including a general economic downturn, acts of God, terrorism, social unrest and civil disturbances, may impair borrowers’ abilities to repay their loans.

Residential MBS evidence interests in or are secured by pools of residential mortgage loans and collateralized MBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the MBS we invest in are subject to all of the risks of the underlying mortgage loans. In the event of defaults with respect to the mortgage loans that underlie our MBS investments and the exhaustion of any underlying or additional credit support, we may not realize our anticipated return on these investments and we may incur a loss on these investments.

Asset-backed securities are bonds or notes backed by loans and/or other financial assets. The ability of a borrower to repay these loans or other financial assets is dependant upon the income or assets of these borrowers.

Increased levels of prepayments from MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2007, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2007, 18% of our Agency MBS were fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2007, approximately 82% of our Agency MBS were adjustable-rate securities.

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

New assets may not generate yields as attractive as we have experienced historically. Business conditions, including credit results, prepayment patterns and interest rate trends in the future, may not be as favorable as they have been during the periods we held the replaced assets.

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify our Agency MBS and Non-Agency MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value be carried as

“Accumulated other comprehensive loss” in the “Stockholders’ equity” section of the Consolidated Balance Sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets will increase. This may be more accretive to book value than the new assets that we acquire to replace existing assets.

Our investment policy involves risks associated with the credit quality of our investments. If the credit quality of our investments declines or if there are defaults on the investments we make, our profitability may decline and we may suffer losses.

Our MBS have primarily been agency certificates that, although not rated, carry an implied AAA rating. Agency certificates are MBS where either Freddie Mac or Fannie Mae guarantees payments of principal or interest on the certificates. Freddie Mac and Fannie Mae are government-sponsored enterprises, or GSEs, and securities guaranteed by these GSEs are not guaranteed by the United States government. Our capital investment policy, however, provides us with the ability to acquire a material amount of lower credit quality MBS. If we acquire MBS of lower credit quality, our profitability may decline and we may incur losses if there are defaults on the mortgages backing those securities or if the rating agencies downgrade the credit quality of those securities or the securities of Fannie Mae and Freddie Mac.

Changes to the nature, extent or regulation of the business activities of Fannie Mae or Freddie Mac or declines in the U.S. real estate or credit markets might adversely affect their credit ratings and the market prices of their securities, including MBS to be acquired by us.

Fannie Mae and Freddie Mac are shareholder-owned publicly traded corporations created by charters of the U.S. Congress. They are commonly referred to as government-sponsored enterprises, or GSEs, because of their special relationship with the U.S. government, although their obligations are not guaranteed by the U.S. government. Fannie Mae and Freddie Mac purchase mortgage loans from mortgage originators and either hold those mortgages in their portfolios or pool them into MBS, which they guarantee for full and timely payment of principal and interest, regardless of whether the mortgagors actually make the payments. Fannie Mae’s and Freddie Mac’s obligations in respect of their respective guarantees rank equally with their respective senior unsecured debt securities, which are currently rated AAA by Standard & Poor’s, Moody’s and Fitch.

There can be no assurance that Fannie Mae or Freddie Mac will continue to maintain their special relationship with the U.S. government or that the current regulatory structure of Fannie Mae and Freddie Mac will be maintained. Furthermore, the recent conditions in the U.S. subprime mortgage market have exposed Fannie Mae and Freddie Mac to substantial losses, and they could face more losses if the U.S. real estate and credit markets continue to decline. Elimination or modification of the special relationship or a change in their current regulatory structure, or further declines in the U.S. real estate or credit markets, could require or cause Fannie Mae or Freddie Mac to change the nature and extent of their business activities (including the type or amount of MBS they issue), could adversely affect their activities, financial condition and overall risk profile, and could adversely affect their credit ratings and the market prices of the MBS created and guaranteed by them, and hence our shareholders’ equity.

Risks Related to Our Management

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

These officers and employees are involved in investing both our assets and approximately $4 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Our officers’ service to PIA and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

In addition to their base salaries, some management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our 2002 Incentive Plan. Under the 2002 Incentive Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

Risks Related to REIT Compliance and Other Tax Matters

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

In order to qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, our sources of income, the nature and diversification of our MBS and other assets, the amounts we distribute to our stockholders and the ownership of our stock. We may also be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution. Thus, compliance with REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

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

Additional Risk Factors

We may not be able to use the money we raise from time to time to acquire investments at favorable prices.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted four unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit these entities to hold up to 20.0% and 20.0%, respectively, of our Series A Preferred Stock and 11.59% of our common stock.

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

Future offerings of debt securities, which would be senior to our common stock, Series A Preferred Stock and Series B Preferred Stock upon liquidation, or equity securities, which would dilute our existing stockholders and may be senior to our common stock, Series A Preferred Stock and Series B Preferred Stock for the purposes of dividend distributions, may harm the market price of our common stock, Series A Preferred Stock or Series B Preferred Stock.

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

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or Series B Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Preferred Stock or Series B Preferred Stock. The Series A Preferred Stock and Series B Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Preferred Stockholders and our Series B Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Preferred Stock or Series B Preferred Stock.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

Market Information

Our Series A Preferred Stock began trading under the symbol ANHPrA on the New York Stock Exchange on November 8, 2004. The high and low sale prices for our Series A Preferred Stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2006		2007
	High	Low	High	Low
First Quarter	$24.92	$24.06	$25.91	$24.39
Second Quarter	$25.10	$23.70	$25.40	$24.70
Third Quarter	$25.05	$23.90	$25.10	$16.90
Fourth Quarter	$25.60	$24.75	$24.25	$22.50

Our Series B Preferred Stock began trading under the symbol ANHPrB on the New York Stock Exchange on January 30, 2007. The high and low sale prices for our Series B Preferred Stock, as reported by the New York Stock Exchange, for the periods indicated are as follows:

	2006		2007
	High	Low	High	Low
First Quarter	$—	$—	$26.15	$24.51
Second Quarter	$—	$—	$26.44	$24.80
Third Quarter	$—	$—	$25.00	$14.11
Fourth Quarter	$—	$—	$21.50	$17.10

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

	2006		2007
	High	Low	High	Low
First Quarter	$8.43	$7.35	$9.77	$8.39
Second Quarter	$8.30	$7.41	$10.03	$8.96
Third Quarter	$8.46	$7.73	$9.24	$3.90
Fourth Quarter	$9.76	$8.27	$8.50	$5.46

Holders

As of March 7, 2008, there were approximately 6 record holders of our Series A Preferred Stock. On March 7, 2008, the last reported sale price of our Series A Preferred Stock on the New York Stock Exchange was $21.70 per share. As of March 7, 2008, there were approximately 5 record holders of our Series B Preferred Stock. On March 7, 2008, the last reported sale price of our Series B Preferred Stock on the New York Stock Exchange was $17.60 per share. As of March 7, 2008, there were approximately 676 record holders of our common stock. On March 7, 2008, the last reported sale price of our common stock on the New York Stock Exchange was $6.00 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our Series A Preferred Stock, on each share of our Series B Preferred Stock and on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Series A Preferred Share	Date Dividends Declared	Cash Dividends Per Series B Preferred Share	Date Dividends Declared	Cash Dividends Per Common Share	Date Dividends Declared
2006
First quarter ended March 31, 2006	$0.539063	December 15, 2005	$—	N/A	$0.02	April 12, 2006
Second quarter ended June 30, 2006	$0.539063	April 12, 2006	$—	N/A	$0.02	July 12, 2006
Third quarter ended September 30, 2006	$0.539063	July 12, 2006	$—	N/A	$0.02	October 11, 2006
Fourth quarter ended December 31, 2006(1)	$0.539063	October 11, 2006	$—	N/A	$0.02	December 13, 2006
2007
First quarter ended March 31, 2007	$0.539063	December 31, 2006	$0.282118	March 23, 2007	$0.05	April 13, 2007
Second quarter ended June 30, 2007	$0.539063	April 13, 2007	$0.390625	April 13, 2007	$0.05	July 12, 2007
Third quarter ended September 30, 2007	$0.539063	July 12, 2007	$0.390625	July 12, 2007	$0.05	October 11, 2007
Fourth quarter ended December 31, 2007(2)	$0.539063	October 11, 2007	$0.390625	October 11, 2007	$0.12	December 12, 2007

(1)	The Series A Preferred Stock dividend was paid on January 15, 2007 to holders of record as of the close of business on December 29, 2006. The common stock dividend was paid on January 19, 2007 to holders of record as of the close of business on December 29, 2006. Our Series B Preferred Stock began trading under the symbol ANHPrB on the New York Stock Exchange on January 30, 2007.
(2)	The Series A Preferred Stock dividend was paid on January 15, 2008 to holders of record as of the close of business on December 31, 2007. The Series B Preferred Stock dividend was paid on January 15, 2008 to holders of record as of the close of business on December 31, 2007. The common stock dividend was paid on January 18, 2008 to holders of record as of the close of business on December 24, 2007.

Total Return Comparison

The following graph presents a total return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Anworth Mortgage Asset Corp	$100	$129	$109	$81	$102	$91
S&P Composite-500 Index	$100	$129	$143	$150	$173	$183
NAREIT Mortgage REIT Index	$100	$157	$186	$143	$171	$99

The total return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2002 (or the first trading day thereafter) in our common stock, that $100 was invested in each of the indices on December 31, 2002 (or the first trading day thereafter) and that all dividends were reinvested. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2007 and 2006 and for the years ended December31, 2007, 2006 and 2005 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2005, 2004 and 2003 and for the years ended December 31, 2004 and 2003 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited and unaudited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(amounts in thousands, except for per share data and days)
Consolidated Statements of Income Data
Days in period	365	366	365	365	365
Interest income net of amortization of premium and discount	$100,077	$127,239	$159,248	$206,287	$248,831
Interest expense	(45,661)	(70,184)	(131,099)	(202,037)	(224,884)

Net interest income	$54,416	$57,055	$28,149	$4,250	$23,947
Net gain (loss) on sale of assets	3,497	100	—	(10,207)	(23,442)
Net loss on derivative instruments	—	—	—	—	(147)
Expenses	(7,718)	(7,175)	(5,874)	(5,484)	(5,536)

Income (loss) from continuing operations	$50,195	$49,980	$22,275	$(11,441)	$(5,178)
Income (loss) from discontinued operations	—	5,825	6,610	(2,763)	(151,288)

Net income (loss)	$50,195	$55,805	$28,885	$(14,204)	$(156,466)

Dividends on preferred stock	—	(369)	(3,901)	(4,044)	(4,749)

Net income (loss) available to common stockholders	$50,195	$55,436	$24,984	$(18,248)	$(161,215)

Basic earnings (loss) per common share:
Continuing operations	$1.52	$1.10	$0.39	$(0.34)	$(0.21)
Discontinued operations	—	0.13	0.14	(0.06)	(3.26)

Total basic earnings (loss) per common share	$1.52	$1.23	$0.53	$(0.40)	$(3.47)

Average number of shares outstanding	32,927	45,244	47,103	45,430	46,483
Diluted earnings (loss) per common share:
Continuing operations	$1.52	$1.10	$0.39	$(0.34)	$(0.21)
Discontinued operations	—	0.12	0.14	(0.06)	(3.26)

Total diluted earnings (loss) per common share	$1.52	$1.22	$0.53	$(0.40)	$(3.47)

Average number of diluted shares outstanding	33,112	45,329	47,128	45,430	46,483

	As of December 31,
	2003	2004	2005	2006	2007
	(amounts in thousands, except for per share data)
Consolidated Balance Sheets Data
Agency MBS	$4,245,853	$4,588,541	$4,524,683	$4,678,907	$4,662,547
Assets of discontinued operations	101	2,702,910	2,622,375	1,858,789	38
Total assets	$4,263,274	$7,319,070	$7,184,249	$6,687,389	$4,797,515
Repurchase agreements (Anworth)	$3,775,691	$4,172,930	$4,099,410	$4,329,921	$4,227,100
Junior subordinated notes	—	—	37,380	37,380	37,380
Liabilities of discontinued operations	—	2,603,133	2,517,727	1,756,060	7,834
Total liabilities	$3,805,877	$6,812,033	$6,701,150	$6,196,387	$4,367,959
Series B Preferred Stock	—	—	—	—	28,108
Stockholders’ equity (common and Series A preferred)	$457,397	$507,036	$483,099	$491,002	$401,448
Number of common shares outstanding	42,707	46,497	45,397	45,609	57,289
Book value per common share	$10.71	$10.31	$9.61	$9.74	$6.15

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8—Financial Statements and Supplementary Information in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A—Risk Factors and elsewhere in this Annual Report on Form 10-K.

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

We are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2007, our qualified REIT assets (real estate assets, as defined in the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2007 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Our discontinued operations consisted of the following portfolios: Belvedere Trust’s residential real estate loans, or BT Residential Loans, and Belvedere Trust’s other mortgage-backed securities, or BT Other MBS.

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

Due to recent liquidity and credit problems surrounding the mortgage markets generally, Belvedere Trust received, during the third quarter of 2007, margin calls from its lenders that it was unable to meet, resulting in defaults under lines of credit pursuant to which it remitted distributions from the underlying collateral to its lenders. On September 5, 2007, following discussions with financial advisers retained by Belvedere Trust in connection with the issues facing the credit markets, it was determined that obtaining alternate financing for Belvedere Trust was unlikely and we concluded that a material charge for impairment with respect to all of Belvedere Trust’s assets was required under generally accepted accounting principles, or GAAP. In September 2007, we developed a plan to dispose of Belvedere Trust. In December 2007, Belvedere Trust received several notices of default from its remaining counterparties which it was unable to meet and, as a result, its remaining assets were either seized or written off. Belvedere Trust, which is reported as a discontinued operation in the financial statements included in this Annual Report on Form 10-K, has three claims against it totaling approximately $8 million, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

At December 31, 2007, we had total assets of $4.8 billion. Our Agency MBS portfolio, consisting of $4.7 billion, was distributed as follows: 20% agency adjustable-rate MBS, 62% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of $43 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2007 was approximately $352.5 million, or $6.15 per share. The $352.5 million equals total stockholders’ equity of $401.4 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its from its sale of $28.1 million. For the year ended December 31, 2007, we reported a net loss of $156.5 million. Net loss to common stockholders was $161.2 million, or a net loss of $(3.47) per diluted share. This includes a loss of approximately $23.4 million on the sale of Agency MBS and Non-Agency MBS and a net loss on discontinued operations of approximately $151.3 million. The net loss on discontinued operations also includes approximately $8 million from three claims, which have been contested, related to repurchase agreement transactions. Relative to the contested claims, we believe that there will be an increase to earnings after the dissolution of Belvedere Trust, although there can be no assurances as to the timing of such dissolution. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

Results of Operations

Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, our net loss was $156.5 million. Our net loss to common stockholders was $161.2 million, or a net loss of $(3.47) per diluted share, based on an average of 46.5 million shares outstanding. This includes a loss from continuing operations of $5.2 million (due primarily to a loss of $23.4 million on the sale of approximately $904 million of our Agency MBS and Non-Agency MBS) and a loss from discontinued operations of $151.3 million (due to the sales, seizures by lenders and write-offs of Belvedere Trust’s assets). This net loss on discontinued operations also includes approximately $8 million from three claims against Belvedere Trust, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust. For the year ended December 31, 2006, our net loss was $14.2 million. Our net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share, based on an average of 45.4 million shares outstanding. This includes a loss from continuing operations of $11.4 million (due primarily to a loss of $10.2 million on the sale of approximately $398 million of our Agency MBS) and a loss from discontinued operations of $2.8 million.

Continuing Operations

Net interest income for the year ended December 31, 2007 totaled $23.9 million or 8.9% of gross income, compared to $4.3 million, or 1.8% of gross income, for the year ended December 31, 2006. The increase in net interest income is due primarily to the increase in interest rates of our MBS investments. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2007 was $248.8 million, compared to $206.3 million for the year ended December 31, 2006, an increase of 20.6%. Interest expense for the year ended December 31, 2007 was $224.9 million, compared to $202.0 million for the year ended December 31, 2006, an increase of 11.3%. The smaller increase in interest expense relative to the increase in interest income was due primarily to the increases in short-term rates later in the year which we believe arose from liquidity and credit concerns surrounding the mortgage markets generally, which in turn caused lenders to be more cautious and resulted in increases in the borrowing rate as well as more limited financing.

During the year ended December 31, 2007, premium amortization expense for Anworth decreased $6.5 million, or 23.6%, from $27.6 million during the year ended December 31, 2006 to $21.1 million. During the year ended December 31, 2007, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2007				Year Ended December 31, 2006
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	24%	25%	23%	18%	25%	29%	26%	26%

During the year ended December 31, 2007, we sold approximately $904 million of Agency MBS and Non-Agency MBS, resulting in a loss of approximately $23.4 million. During the year ended December 31, 2006, we sold approximately $398 million in face amount of Agency MBS, resulting in a loss of approximately $10.2 million, as part of our asset/liability management program. The proceeds from the sale were used to invest in higher-yielding Agency MBS.

Total expenses were $5.5 million for the year ended December 31, 2007, compared to $5.5 million for the year ended December 31, 2006. The increase of $52 thousand in total expenses was due primarily to an increase in compensation costs of $139 thousand, an increase in “Other expenses” of $407 thousand partially offset by a decrease in compensation costs relating to amortization of restricted stock of $494 thousand.

Discontinued Operations

For the year ended December 31, 2007, there was a net loss from discontinued operations of $151.3 million compared to a net loss of $2.8 million for the year ended December 31, 2006. The net loss in 2007 from discontinued operations of $151.3 million was due to the sales, seizures by lenders and write-offs of Belvedere Trust’s assets. This net loss on discontinued operations also includes approximately $8 million from three claims against Belvedere Trust, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

Net interest income (expense) for the year ended December 31, 2007 was $4.4 million compared to $(2.0) million for the year ended December 31, 2006. Net interest income is comprised of interest income earned on mortgage investments (net of premium amortization expense) less interest expense on borrowings. Interest income net of premium amortization expense for the year ended December 31, 2007 was $66.7 million compared to $103.1 million for the year ended December 31, 2006, a decrease of 35.3%. Interest expense for the year ended December 31, 2007 was $62.3 million compared to $105.1 million for the year ended December 31, 2006, a decrease of 40.7%. The decrease in both interest income and interest expense was due primarily to the reduction in the mortgage investments and related borrowings.

During the year ended December 31, 2007, Belvedere Trust realized a loss of approximately $151.2 million on the sale of and impairment of its assets. During the year ended December 31, 2006, Belvedere Trust realized a gain of approximately $2.6 million on the sale of $103 million in face amount of BT Other MBS as part of its asset/liability management program and were designed to reduce credit exposure.

Total expenses for discontinued operations were $4.5 million for the year ended December 31, 2007 compared to $3.4 million for the year ended December 31, 2006. The increase in expenses of approximately $1.1 million was due primarily to an increase in loan loss reserve expenses of approximately $0.9 million and the write-off of shelf registration costs (for the BellaVista shelf) of approximately $0.5 million.

Years Ended December 31, 2006 and 2005

For the year ended December 31, 2006, our net loss was $14.2 million. Our net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share, based on an average of 45.4 million shares outstanding. This includes a loss from continuing operations of $11.4 million (due primarily to a loss of

$10.2 million on the sale of approximately $398 million of our Agency MBS) and a loss from discontinued operations of $2.8 million. For the year ended December 31, 2005, our net income was $28.9 million and our net income available to common stockholders was $25 million, or $0.53 per diluted share, based on an average of 47.1 million shares outstanding. This includes income from continuing operations of $22.3 million and income from discontinued operations of $6.6 million.

Continuing Operations

Net interest income for the year ended December 31, 2006 totaled $4.3 million or 1.8 % of gross income, compared to $28.1 million, or 14.1 % of gross income, for the year ended December 31, 2005. The decline in net interest income is due primarily to the increase in short-term interest rates during most of the year and the mismatch between longer maturities on the mortgage-related assets and the shorter maturities on the related liabilities that finance those assets. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2006 was $206.3 million, compared to $159.2 million for the year ended December 31, 2005, an increase of 29.6%. Interest expense for the year ended December 31, 2006 was $202.0 million, compared to $131.1 million for the year ended December 31, 2005, an increase of 54.1%. The increase in both interest income and interest expense was due primarily to the increase in short-term interest rates during most of the year.

During the year ended December 31, 2006, premium amortization expense for Anworth decreased $13.2 million, or 32.4%, from $40.8 million during the year ended December 31, 2005 to $27.6 million. During the year ended December 31, 2006, the decrease in premium amortization expense for Anworth resulted from a decrease of the constant prepayment rate of its portfolio.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2006				Year Ended December 31, 2005
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	25%	29%	26%	26%	27%	31%	36%	32%

During the year ended December 31, 2006, we sold approximately $398 million in face amount of Agency MBS, resulting in a loss of approximately $10.2 million, as part of our asset/liability management program. The proceeds from the sale were used to invest in higher-yielding Agency MBS. During the year ended December 31, 2005, we did not sell any of our MBS. During the years ended December 31, 2006 and 2005, we did not have any realized gain or loss on derivative instruments.

Total expenses were $5.5 million for the year ended December 31, 2006, compared to $5.9 million for the year ended December 31, 2005. The decrease of $390 thousand in total expenses was due primarily to a decrease in incentive compensation of $708 thousand (resulting from a decrease in net income), a decrease in “Other expenses” of $82 thousand, partially offset by an increase in compensation costs of $43 thousand and an increase in compensation costs relating to amortization of restricted stock of $357 thousand.

Discontinued Operations

For the year ended December 31, 2006, there was a net loss from discontinued operations of $2.8 million compared to net income of $6.6 million for the year ended December 31, 2005.

Net interest income (expense) for the year ended December 31, 2006 was $(2.0) million compared to $11.1 million for the year ended December 31, 2005. Net interest income is comprised of interest income earned on mortgage investments (net of premium amortization expense) less interest expense on borrowings. Interest income net of premium amortization expense for the year ended December 31, 2006 was $103.1 million compared to $122.5 million for the year ended December 31, 2005, a decrease of 15.8%. Interest expense for the year ended December 31, 2006 was $105.1 million compared to $111.4 million for the year ended December 31, 2005, a decrease of 5.7%. The decrease in both interest income and interest expense was due primarily to the reduction in the mortgage investments and related borrowings, although the decline in interest expense was offset somewhat by the increase in short-term interest rates during most of the year.

During the year ended December 31, 2006, premium amortization expense increased $2.4 million, or 12.8%, from $18.7 million during the year ended December 31, 2005 to $21.1 million. The increase in premium amortization expense resulted primarily from impairment charges of $3.3 million related to some of Belvedere Trust’s interest-only securities.

The table below shows the approximate constant prepayment rate of Belvedere Trust’s mortgage-related assets:

	Year Ended December 31, 2006				Year Ended December 31, 2005
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
BT Residential Loans	35%	35%	29%	32%	19%	31%	37%	35%
BT Other MBS	10%	8%	13%	7%	21%	16%	17%	19%

During the year ended December 31, 2006, Belvedere Trust realized a gain of approximately $2.6 million on the sale of $103 million in face amount of BT Other MBS. Belvedere Trust’s sales of BT Other MBS were part of its asset/liability management program and were designed to reduce credit exposure. During the year ended December 31, 2005, Belvedere Trust realized a gain on the sale of securities of $129 thousand.

Total expenses for discontinued operations were $3.4 million for the year ended December 31, 2006 compared to $4.6 million for the year ended December 31, 2005. This decrease was due primarily to a decrease of $0.5 million related to costs associated with a proposed offering by Belvedere Trust, a decrease of $0.3 million in fees related to holding loans and subservicing (due primarily to the reduction in the loan portfolio and that no new loans were acquired or securitized in 2006) and a decrease in legal and accounting fees of $0.1 million.

Financial Condition

Continuing Operations

Agency MBS Portfolio

At December 31, 2007, we held agency mortgage assets whose amortized cost was approximately $4.63 billion, consisting primarily of $3.80 billion of adjustable-rate MBS, $818 million of fixed-rate MBS and $9 million of floating-rate CMOs. This amount represents an approximate 1.5% decrease from the $4.70 billion held at December 31, 2006. Of the adjustable-rate Agency MBS owned by us, 24% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 76% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2007 and December 31, 2006, classified by type of issuer (dollar amounts in thousands):

	At December 31, 2007		At December 31, 2006
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,412,030	73.2%	$2,895,583	61.9%
Freddie Mac (FHLMC)	1,215,291	26.1	1,728,525	36.9
Ginnie Mae (GNMA)	35,226	0.7	54,799	1.2

Total Agency MBS:	$4,662,547	100.0%	$4,678,907	100.0%

The following table classifies our portfolio of Agency MBS owned at December 31, 2007 and December 31, 2006, by type of interest rate index (dollar amounts in thousands):

	At December 31, 2007		At December 31, 2006
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$9,369	0.2%	$10,940	0.2%
Six-month LIBOR	52,366	1.1	66,262	1.4
One year LIBOR	3,203,408	68.7	2,877,311	61.5
Six-month Certificate of Deposit	2,101	0.1	3,259	0.1
Six-month Constant Maturity Treasury	766	0.0	1,093	0.0
One-year Constant Maturity Treasury	530,614	11.4	914,451	19.6
Cost of Funds Index	44,516	0.9	55,112	1.2
Fixed-rate	819,407	17.6	750,479	16.0

Total Agency MBS:	$4,662,547	100.0%	$4,678,907	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At December 31, 2007, our total Agency MBS portfolio had a weighted average coupon of 5.91%. The average coupon of the adjustable-rate securities was 6.10%, the hybrid securities average coupon was 5.85%, the fixed-rate securities average coupon was 5.92% and the CMO floaters average coupon was 5.84%. At December 31, 2006, our total Agency MBS portfolio had a weighted average coupon of 5.63%. The average coupon of the adjustable-rate securities was 5.76%, the hybrid average coupon was 5.49%, the fixed-rate securities average coupon was 5.95% and the CMO floaters average coupon was 6.13%.

At December 31, 2007, the average amortized cost of our agency mortgage-related assets was 101.23%, the average amortized cost of our adjustable-rate securities was 101.30% and the average amortized cost of our fixed-rate securities was 100.88%. Relative to our Agency MBS portfolio at December 31, 2007, the average interest rate on outstanding repurchase agreements was 4.91% and the average days to maturity was 49 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.77% and the weighted average term to next rate adjustment was 418 days.

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

At December 31, 2007 and December 31, 2006, the unamortized net premium paid for our Agency MBS was $56 million and $72 million, respectively.

At December 31, 2007, the current yield on our Agency MBS portfolio was 5.84% based on a weighted average coupon of 5.91% divided by the average amortized cost of 101.23%. At December 31, 2006, the current yield on our Agency MBS portfolio was 5.54% based on a weighted average coupon of 5.63% divided by the average amortized cost of 101.55%.

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

Non-Agency MBS Portfolio

At December 31, 2007, our Non-Agency MBS portfolio consisted of $43 million of CMO floaters with an average coupon of 5.11% which were acquired at par value. At December 31, 2006, our Non-Agency MBS portfolio consisted of $107 million of CMO floaters with an average coupon of 5.61% which were acquired at par value.

Discontinued Operations

At December 31, 2007, the assets of discontinued operations were either seized by Belvedere Trust’s lenders or were written off. At December 31, 2007, the liabilities of discontinued operations consisted of three claims totaling approximately $8 million against Belvedere Trust, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust. At December 31, 2006, the assets of discontinued operations consisted primarily of the BT Other MBS portfolio of approximately $162.8 million and the BT Residential Loans portfolio of approximately $1.68 billion. At December 31, 2006, the liabilities of discontinued operations consisted primarily of repurchase agreements of approximately $276 million and MBS Issued of approximately $1.47 billion.

BT Other MBS Portfolio

At December 31, 2007, Belvedere Trust did not have any MBS.

At December 31, 2006, Belvedere Trust’s portfolio of BT Other MBS at fair value included securities which are backed by first-lien hybrid and adjustable-rate residential mortgages. These MBS include investment grade and non-investment grade securities with a carrying value of approximately $162.8 million backed by 29.7% hybrid, 70.0% adjustable-rate and 0.3% fixed-rate mortgages by carrying value. This amount includes approximately $21.9 million in securities that were retained from Belvedere Trust’s first securitization (HYB1) (accounted for as a sale) during the first quarter of 2004 consisting of $13.3 million in securities rated AAA, $6.8 million in other investment grade securities and $1.8 million in non-investment grade securities. The remaining balance of approximately $140.9 million was securities that were purchased from major issuers and consist of $127.0 million in investment grade securities and $13.9 million in non-investment grade securities.

BT Residential Loans Portfolio

At December 31, 2007, Belvedere Trust did not have any residential real estate loans.

At December 31, 2006, Belvedere Trust’s residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$1,652,773
Principal receivable	11
Unamortized premium	30,788
Valuation reserve on real estate owned	(1,050)

Carrying value	$1,682,522

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB 133 and FASB 138, with an aggregate notional amount of $2.04 billion and an average maturity of 2.4 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2007, there were unrealized losses of approximately $43 million on our swap agreements.

Liquidity and Capital Resources

Continuing Operations

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS portfolio, which totaled $4.2 billion at December 31, 2007. As collateral for these repurchase agreements, we have pledged approximately $4.48 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2007 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.2 billion.

Relative to our Agency MBS portfolio at December 31, 2007, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 21 days to 24 months. At December 31, 2007, we had borrowed funds under repurchase agreements with 13 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2007.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolios. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock (as more fully described in Note 7 to the consolidated financial statements) and received net proceeds of approximately $27 million. We used the proceeds from this offering to acquire mortgage-related assets consistent with our investment policy.

On June 29, 2007, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to reinstate and modify a controlled equity offering program, or the Equity Program, under which Cantor will act as sales agent. Under the Equity Program, we may sell, from time to time in our sole discretion, an aggregate of up to 10 million shares of common stock, 1.225 million shares of Series A Preferred Stock and 2.0 million shares of Series B Preferred Stock.

We initially instituted the Equity Program with Cantor in December 2002. In 2005, we amended the Equity Program with Cantor to allow us to sell an additional amount of common stock and up to 2 million shares of Series A Preferred Stock. In June 2007, we entered into the Sales Agreement in order to (i) reduce the commission rate payable to Cantor on any sales of preferred stock and common stock from a rate of up to 3% to a rate of between 2.0% and 2.5%; and (ii) permit us to sell Series B Preferred Stock through the Equity Program. Sales of preferred stock and common stock made under the Equity Program will be made on the New York Stock Exchange or on any other existing trading market by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. From June 29, 2007 through December 31, 2007, we sold 56 thousand shares of our Series B Preferred Stock under the Equity Program, which provided net proceeds to us of approximately $1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. From June 29, 2007 through December 31, 2007, we sold 1,115,100 shares of our common stock under the Equity Program, which provided net proceeds to us of approximately $9.1 million. The sales agent received an aggregate of approximately $214 thousand, which represents an average commission of approximately 2.3% on the gross sales price per share.

During the year ended December 31, 2007, we raised approximately $1.3 million under our Dividend Reinvestment and Stock Purchase Plan.

In December 2007, we issued 10.35 million shares of common stock and received net proceeds of approximately $65.5 million, net of underwriting commissions and offering expenses.

At December 31, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock. During the year ended December 31, 2007, we did not issue any shares of Series A Preferred Stock.

Discontinued Operations

Belvedere Trust, which is reported as a discontinued operation, has three claims against it totaling approximately $8 million, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust's repurchase agreements or any claims against Belvedere Trust.

According to the principles related to extinguishment of liabilities and financial statement consolidation, Belvedere Trust's assets and claims and liabilities are included in Anworth's consolidated financial statements for the fiscal year ended December 31, 2007 with the effect of creating a charge against consolidated earnings in the amount of the claims. Anworth is neither a co-party to nor a guarantor of Belvedere Trust's repurchase agreements or any claims against Belvedere Trust. The dissolution of Belvedere Trust, which is expected during 2008, is expected to result in a corresponding equal increase in Anworth's consolidated earnings during the quarter of dissolution, although no assurances can be provided in with respect to the timing of the dissolution.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at December 31, 2007 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements (Anworth(1))	$4,227,100	$4,107,100	$120,000	$—	$—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment (Anworth)	1,350	285	596	469	—
Lease commitment (Belvedere Trust)	37	37	—	—	—

Total(3):	$4,265,867	$4,107,422	$120,596	$469	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 4 to the accompanying consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 9 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2007 was $401.4 million. Common stockholders’ equity was approximately $352.5 million, or $6.15 book value per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was $14.3 million, or 0.31% of the amortized cost of our Agency MBS, at December 31, 2007. This, along with “Accumulative other comprehensive loss, derivatives,” of $43.4 million, and “Accumulative other comprehensive loss, Non-Agency MBS,” of $7.0 million, constitute the total “Accumulative other comprehensive loss” of $36.1 million.

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

Our accounting policies for continuing operations are described in Note 1 and the accounting policies for discontinued operations are described in Note 16, respectively, to the accompanying consolidated financial statements. Management believes the more significant of our accounting policies for continuing operations are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our MBS are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

Subsequent Events

Since December 31, 2007, we have entered into twelve additional swap agreements with an aggregate notional amount of $740 million for terms of up to five years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

On January 25, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2008 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2008.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and received net proceeds of approximately $136.5 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

From January 2, 2008 through March 7, 2008, we sold 1.65 million shares of common stock under the Program with Cantor which provided net proceeds to us of approximately $15.4 million. The sales agent received an aggregate of approximately $394 thousand, which represents an average commission of approximately 2.5 % on the gross sales price per share.

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

At December 31, 2007, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$819,407	17.4%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	260,948	5.5	4,032,100	95.4%
Greater than 3 months and less than 1 year	709,315	15.1	75,000	1.8
Greater than 1 year and less than 2 years	214,649	4.6	120,000	2.8
Greater than 2 years and less than 3 years	62,893	1.3	—	—
Greater than 3 years and less than 5 years	2,638,049	56.1	—	—

Total:	$4,705,261	100.0%	$4,227,100	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2006, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$750,479	15.7%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	368,428	7.7	2,560,750	59.1%
Greater than 3 months and less than 1 year	962,617	20.1	1,769,171	40.9
Greater than 1 year and less than 2 years	681,347	14.2	—	—
Greater than 2 years and less than 3 years	502,303	10.5	—	—
Greater than 3 years and less than 5 years	1,520,756	31.8	—	—

Total:	$4,785,930	100.0%	$4,329,921	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2007, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 49 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 418 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (as what occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have not had difficulty rolling over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

At December 31, 2007, we had unrestricted cash of $12.4 million and $226.3 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at December 31, 2007, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–58%	–0.5%
–1.0%	–18%	0.2%
0%	—	—
1.0%	–25%	–1.8%
2.0%	–56%	–4.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 122% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at December 31, 2007. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2007, the aggregate notional amount of the interest rate swap agreements was $2.04 billion and the weighted average maturity was 2.4 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	34%	1.3%
–1.0%	36%	1.1%
0%	—	—
1.0%	–45%	–2.7%
2.0%	–112%	–6.2%

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

The financial statements and related financial information required to be filed hereunder are indexed under Item 15 of this Annual Report on Form 10-K and are incorporated herein by reference.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, Anworth’s internal control over financial reporting is effective based on those criteria.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited Anworth Mortgage Asset Corporations (Anworths) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Anworths management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Anworth maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Los Angeles, California

March 12, 2008

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Equity Compensation Plan Information

The following table provides information as of December 31, 2007 with respect to our common shares issuable under our 2004 Equity Compensation Plan:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,360,930	$12.123	1,212,402
Equity compensation plans not approved by security holders(2)	N/A	N/A	N/A

Total	1,360,930	$12.123	1,212,402

(1)	In May 2004, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the board of directors or a committee of our board to grant options to purchase of up to 3,500,000 of the outstanding shares of our common stock. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of 3,500,000 shares of our common stock, which may be issued pursuant to our 2004 Equity Compensation Plan.
(2)	The Company has not authorized the issuance of its equity securities under any plan not approved by security holders.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 29, 2008.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006;
•	Consolidated Statements of Income: Years Ended December 31, 2007, December 31, 2006 and December 31, 2005;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2007, December 31, 2006 and December 31, 2005;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2007, December 31, 2006 and December 31, 2005; and
•	Notes to Consolidated Financial Statements.

(2) Schedules to financial statements:

All financial statement schedules have been omitted because they are either inapplicable or the information required is provided in the Company’s Consolidated Financial Statements and Notes thereto, included in Part II, Item 8 of this Annual Report on Form 10-K.

(3) The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED: March 12, 2008	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2008

/S/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2008

/S/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	March 12, 2008

/S/ LEE A. AULT, III Lee A. Ault, III	Director	March 12, 2008

/S/ CHARLES H. BLACK Charles H. Black	Director	March 12, 2008

/S/ JOE E. DAVIS Joe E. Davis	Director	March 12, 2008

/S/ ROBERT C. DAVIS Robert C. Davis	Director	March 12, 2008

A NWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation (Anworth) as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anworth’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 12, 2008 expressed an unqualified opinion thereon.

As discussed in Note 12 to the financial statements, effective January 1, 2006, the Company changed its method of quantifying misstatements of prior year financial statements. The Company adopted the dual method, as required by SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

BDO Seidman, LLP

Los Angeles, California

March 12, 2008

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2007	December 31, 2006
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,478,983	$4,449,129
Agency MBS at fair value	183,564	229,778

	4,662,547	4,678,907
Non-Agency MBS:
Non-Agency MBS pledged to counterparties at fair value	—	104,508
Non-Agency MBS at fair value	42,714	2,515

	42,714	107,023
Cash and cash equivalents	12,440	34
Interest and dividends receivable	25,618	27,129
Derivative instruments at fair value	1,791	11,757
Prepaid expenses and other	52,371	3,750
Cash and cash equivalents of discontinued operations	—	141
Assets of discontinued operations	38	1,858,648

	$4,797,519	$6,687,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$40,892	$60,619
Repurchase agreements (Anworth)	4,227,100	4,329,921
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	45,193	6,877
Dividends payable on Series A Preferred Stock	1,011	2,022
Dividends payable on Series B Preferred Stock	471	—
Dividends payable on common stock	6,765	912
Accrued expenses and other	1,317	2,596
Liabilities of discontinued operations	7,834	1,756,060

	$4,367,963	$6,196,387

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,150 and $0, respectively); 1,206 and 0 shares issued and outstanding at December 31, 2007 and 2006, respectively	$28,108	$—

Stockholders’ equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding, at December 31, 2007 and 2006, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 57,289 and 45,609 issued and outstanding, at December 31, 2007 and 2006, respectively	573	456
Additional paid-in capital	601,462	525,607
Accumulated other comprehensive loss consisting of unrealized losses and gains	(36,129)	(45,435)
Accumulated deficit	(209,855)	(35,023)

	$401,448	$491,002

	$4,797,519	$6,687,389

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2007	2006	2005
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$243,853	$205,755	$159,248
Interest on Non-Agency MBS	4,978	532	—

	248,831	206,287	159,248

Interest expense:
Interest expense on repurchase agreements (Anworth)	221,697	198,953	129,101
Interest expense on junior subordinated notes	3,187	3,084	1,998

	224,884	202,037	131,099

Net interest income	23,947	4,250	28,149

Loss on sale of Agency MBS and Non-Agency MBS	(23,442)	(10,207)	—
Net loss on derivative instruments	(147)	—	—
Expenses:
Compensation and benefits	(2,443)	(2,304)	(2,261)
Compensation-amortization of restricted stock	97	(397)	(40)
Incentive compensation	—	—	(708)
Other expenses	(3,190)	(2,783)	(2,865)

Total expenses	(5,536)	(5,484)	(5,874)

(Loss) income from continuing operations	(5,178)	(11,441)	22,275

(Loss) income from discontinued operations	(151,288)	(2,763)	6,610

Net (loss) income	$(156,466)	$(14,204)	$28,885

Dividend on Series A Cumulative Preferred Stock(1)	$(3,033)	$(4,044)	$(3,901)
Dividend on Series B Cumulative Convertible Preferred Stock	$(1,716)	$—	$—

Net (loss) income available to common stockholders	$(161,215)	$(18,248)	$24,984

Basic (loss) earnings per common share:
Continuing operations	$(0.21)	$(0.34)	$0.39
Discontinued operations	$(3.26)	$(0.06)	$0.14

Total basic (loss) earnings per common share	$(3.47)	$(0.40)	$0.53

Diluted (loss) earnings per common share:
Continuing operations	$(0.21)	$(0.34)	$0.39
Discontinued operations	$(3.26)	$(0.06)	$0.14

Total basic (loss) earnings per common share	$(3.47)	$(0.40)	$0.53

Basic weighted average number of shares outstanding	46,483	45,430	47,103
Diluted weighted average number of shares outstanding	46,483	45,430	47,128

(1)	As restated in Note 12

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Accum. (Deficit)	Treasury Stock at Cost	Comp. Income (Loss)	Total
Balance, December 31, 2004	1,101	46,497	$26,435	$465	$533,725	$(45,491)	$—	$4,122	$(1,229)	$(10,991)	$—		$507,036

Issuance of Series A Preferred Stock	775		18,962										18,962
Issuance of common stock		2,282		23	20,956								20,979
Issuance of restricted stock		201		2	(2)								—
Purchases of treasury stock											(29,841)		(29,841)
Retired treasury stock		(3,583)		(36)	(29,805)						29,841		—
Other comprehensive income (loss), fair value adjustments						(39,936)		8,827	(1,913)			(33,022)	(33,022)
Net income										28,885		28,885	28,885

Total comprehensive income (loss)												$(4,137)

Amortization of restricted stock					119								119
Dividend declared—$2.156252 per Series A preferred share										(3,901)			(3,901)
Dividends declared—$0.55 per common share										(26,118)			(26,118)

Balance, December 31, 2005	1,876	45,397	$45,397	$454	$524,993	$(85,427)	$—	$12,949	$(3,142)	$(12,125)	$—		$483,099

Issuance of common stock		45		—	359								359
Issuance of restricted stock		205		2	64								66
Purchases of treasury stock											(285)		(285)
Retired treasury stock		(38)		—	(285)						285		0
Other comprehensive income (loss), fair value adjustments and reclassifications						34,908		(8,067)	3,344			30,185	30,185
Net income (loss)										(14,204)		(14,204)	(14,204)

Total comprehensive income												$15,981

Amortization of restricted stock					476								476
Dividend declared—$2.156252 per Series A preferred share										(4,044)			(4,044)
Dividend declared—$0.08 per common share										(3,639)			(3,639)
Cumulative effect adjustment										(1,011)			(1,011)

Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)	$—		$491,002

Issuance of common stock		11,680		117	75,873								75,990
Other comprehensive income (loss), fair value adjustments and reclassifications						64,770	(7,003)	(48,259)	(202)			9,306	9,306
Net loss										(156,466)		(156,466)	(156,466)

Total comprehensive income												$(147,160)

Amortization of restricted stock					(18)								(18)
Dividend declared—$2.156252 per Series A preferred share										(3,033)			(3,033)
Dividend declared—$1.453993 per Series B preferred share										(1,716)			(1,716)
Dividend declared—$0.27 per common share										(13,617)			(13,617)

Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$—	$(209,855)	$—		$401,448

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Operating Activities:
(Loss) income from continuing operations	$(5,178)	$(11,441)	$22,275
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	21,092	27,631	40,846
Loss on sale of Agency MBS and Non-Agency MBS	23,442	10,207	—
Loss on derivative instruments	147	—	—
Amortization of restricted stock	(18)	476	119
Changes in assets and liabilities:
(Decrease) increase in interest receivable	1,511	(5,284)	(2,767)
Decrease (increase) in prepaid expenses and other	(48,745)	(1,378)	9
(Decrease) increase in accrued interest payable	(19,727)	26,924	15,228
(Decrease) increase in accrued expenses and other	(1,279)	(8,423)	8,717
Net cash provided by (used in) operating activities of discontinued operations	(29,864)	13,994	31,185

Net cash provided by operating activities	$(58,619)	$52,706	$115,612

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(2,047,388)	$(1,988,185)	$(1,770,019)
Principal payments	1,235,399	1,437,972	1,753,094
Proceeds from sales	858,019	393,057	—
Available-for-sale Non-Agency MBS:
Purchases	(20,000)	(108,775)	—
Principal payments	21,828	1,752	—
Proceeds from sales	46,047	—	—
Net cash provided by investing activities of discontinued operations	494,702	731,950	74,835

Net cash provided by investing activities	$588,607	$467,771	$57,910

Financing Activities:
Borrowings from repurchase agreements	$28,320,977	$21,998,859	$16,060,065
Repayments on repurchase agreements	(28,423,798)	(21,768,348)	(16,133,585)
Proceeds from junior subordinated notes	—	—	35,160
Proceeds from common stock issued, net	75,990	426	20,979
Proceeds from Series A Preferred Stock issued, net	—	—	18,962
Proceeds from Series B Preferred Stock issued, net	28,108	—	—
Series A Preferred stock dividends paid	(4,044)	(4,044)	(3,260)
Series B Preferred stock dividends paid	(1,245)	—	—
Common stock dividends paid	(7,764)	(3,635)	(37,764)
Treasury stock purchased	—	(285)	(29,841)
Net cash used in financing activities of discontinued operations	(505,947)	(751,523)	(99,032)

Net cash used in financing activities	$(517,723)	$(528,550)	$(168,316)

Net increase (decrease) in cash and cash equivalents	$12,265	$(8,073)	$5,206
Cash and cash equivalents at beginning of period	34	27	1,983
Add: net decrease (increase) in cash of discontinued operations	141	8,080	(7,162)

Cash and cash equivalents at end of period	$12,440	$34	$27

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$244,611	$175,088	$115,580
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$285	$29,841
Restricted stock issued	$—	$1,800	$1,550
Deconsolidation of variable interest entities	$1,214,452	$—	$—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

	For the Year Ended December 31,
	2007	2006	2005
Net (loss) income	$(156,466)	$(14,204)	$28,885

Available-for-sale Agency MBS, fair value adjustment	50,759	24,701	(39,936)
Reclassification adjustment for losses on sales included in net loss	14,011	10,207	—
Available-for-sale Non-Agency MBS, fair value adjustment	(16,434)	—	—
Reclassification adjustment for losses on sales included in net loss	9,431	—	—
Unrealized (losses) gains on cash flow hedges	(39,790)	(1,866)	8,045
Reclassification adjustment for losses on derivative instruments	147	—	—
Reclassification adjustment for interest (income) expense included in net (loss) income	(8,616)	(6,201)	782
Discontinued operations—BT Other MBS, fair value adjustment	(202)	5,971	(1,913)
Discontinued operations—Reclassification adjustment for gains on sales included in net (loss) income	—	(2,627)	—

	9,306	30,185	(33,022)

Comprehensive income (loss)	$(147,160)	$15,981	$(4,137)

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Due to liquidity and credit problems surrounding the mortgage markets generally in the third quarter of 2007, Belvedere Trust received margin calls from its lenders that it was unable to meet, resulting in defaults under lines of credit. On September 5, 2007, following discussions with financial advisers retained by Belvedere Trust in connection with the issues facing the credit markets, it was determined that obtaining alternate financing for Belvedere Trust was unlikely and we concluded that a material charge for impairment with respect to all of Belvedere Trust’s assets was required under generally accepted accounting principles, or GAAP. In September 2007, we developed a plan to dispose of Belvedere Trust. In December 2007, Belvedere Trust received several notices of default from its remaining counterparties which it was unable to meet and, as a result, its remaining assets were either seized or written off. Belvedere Trust, which is reported as a discontinued operation in the financial statements included in this Annual Report on Form 10-K, has three claims against it totaling approximately $8 million, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Change in Basis of Presentation

For the year ended December 31, 2006, we decided to present the major components of interest income and interest expense to provide more information on our mortgage-related assets and the related liabilities. The corresponding amounts for the year ended December 31, 2005 is presented in the same manner for conformity.

In accordance with Statement of Financial Accounting Standards, or SFAS, No. 144, “Impairment of Long-Lived Assets,” or SFAS No. 144, we have determined that the operations and cash flows of Belvedere Trust can be identified and eliminated from the ongoing operations and that we will not have any significant continuing involvement in the operations of Belvedere Trust. Management has developed a plan to dispose of Belvedere Trust as discussed in Note 16. Accordingly, the related assets, liabilities, income and expense of Belvedere Trust are reported as a discontinued operation (see Note 16) and the information for all prior periods is presented in the same manner for conformity.

Belvedere Trust had structured securitization transactions primarily through non-qualified special purpose entities, or SPEs. This business activity involved issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS was the sole source of repayment of the debt and, therefore, Belvedere Trust’s exposure to loss was limited to their net investment in the collateral. Under Financial Accounting Standards Board, or FASB, Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” these interests in non-qualified SPEs were deemed to be VIEs and Belvedere Trust had been considered the primary beneficiary. These interests had been previously reported as “BT Residential Loans.” As many of the interests Belvedere Trust formerly owned have now been sold or seized by Belvedere Trust’s repurchase agreement lenders, Belvedere Trust no longer owns sufficient interest in its securitizations, is not expected to be the entity absorbing the majority of the expected losses and, therefore, is no longer considered the primary beneficiary. At December 31, 2007, we are no longer consolidating these interests. For all prior periods, BT Residential Loans are included in “Assets of discontinued operations.”

As BT Management was formed to manage Belvedere Trust, and there will not be a sufficient amount of base fee paid by Belvedere Trust to BT Management to continue its operations, we have determined (in accordance with SFAS No. 144) that the operations and cash flows of BT Management can be identified and eliminated from the ongoing operations and that we will not have any significant continuing involvement in the operations of BT Management. Accordingly, the related assets, liabilities, income and expense of BT Management are reported as a discontinued operation (see Note 16) and the information for all prior periods is presented in the same manner for conformity.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2007, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands, except for number of securities)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	31	$177,218	$(1,150)	405	$1,113,199	$(16,228)	436	$1,290,417	$(17,378)
Non-Agency MBS	2	$42,714	$(7,003)	—	$—	$—	2	$42,714	$(7,003)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased these investments primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because we have the ability and intent to hold those investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2007.

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

Credit Risk

At December 31, 2007, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing primarily securities from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At December 31, 2007, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We have elected to be taxed as a real estate investment trust, or REIT, and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At December 31, 2007, the amount of our assets attributable to our TRS was less than 10%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in this Annual Report on Form 10-K beginning on page 8.

The possible tax effect of the net operating losses and the net capital losses for Belvedere Trust and for the sales of securities appears in Note 6 to the accompanying unaudited consolidated financial statements.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of December 31, 2007. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the Consolidated Balance Sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

Stock-Based Compensation

As required by FASB Statement No. 123, “Accounting for Stock-Based Compensation,” or FASB 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment,” for the year ended December 31, 2005, we provided pro forma net income and

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

pro forma net income per common share disclosures for stock-based awards as if the fair-value-based method defined in FASB 123 had been applied. Under FASB Statement No. 123(R), “Share-Based Payment,” for the years ended December 31, 2006 and 2007, any compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements. For the year ended December 31, 2005, had we determined compensation cost based on the fair value at the grant date for our stock options under FASB No. 123, our net income would have been reduced to the pro forma amounts indicated below for fiscal year ended December 31, 2005:

(in thousands, except per share amounts)	2005
Net income available to common stockholders, as reported	$24,984
Add: Stock-based compensation expense included in Net Income	119
Less: Total stock-based compensation expense determined under the fair value-based method for all awards, net of related taxes	547

Pro forma net income	$24,556
Basic income per share, as reported	$0.53
Pro forma basic income per share	$0.52
Diluted income per share, as reported	$0.53
Pro forma diluted income per share	$0.52

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions for fiscal year ended December 31, 2005:

2005
Assumptions:
Dividend yield	6.00%
Expected volatility	29.00%
Risk-free interest rate	1.40%
Expected lives	1.0 years

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2007	2006	2005
(Loss) income from continuing operations	$(5,178)	$(11,441)	$22,275

(Loss) income from discontinued operations	$(151,288)	$(2,763)	$6,610

Net (loss) income	$(156,466)	$(14,204)	$28,885

Dividend on Series A Cumulative Preferred Stock	$(3,033)	$(4,044)	$(3,901)
Dividend on Series B Cumulative Convertible Preferred Stock	$(1,716)	$—	$—

Net (loss) income available to common stockholders	$(161,215)	$(18,248)	$24,984

Basic (loss) earnings per common share:
Continuing operations	$(0.21)	$(0.34)	$0.39
Discontinued operations	$(3.26)	$(0.06)	$0.14

Total basic (loss) earnings per common share	$(3.47)	$(0.40)	$0.53

Diluted (loss) earnings per common share:
Continuing operations	$(0.21)	$(0.34)	$0.39
Discontinued operations	$(3.26)	$(0.06)	$0.14

Total basic (loss) earnings per common share	$(3.47)	$(0.40)	$0.53

Basic weighted average number of shares outstanding	46,483	45,430	47,103
Diluted weighted average number of shares outstanding(1)	46,483	45,430	47,128

(1)	During the years ended December 31, 2007 and 2006, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is 2.9 million and 18 thousand, respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” Prior to Statement No. 157, there were different definitions of fair value and limited guidance dispersed among many different accounting pronouncements. Statement No. 157 does not require any new fair value measurements. The changes to current practice resulting from the application of Statement No. 157 relate to the definition of fair value, the methods used to evaluate fair value and the expanded disclosures about fair value measurements. This guidance clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

or transfer the liability in the principal (or most advantageous) market for the asset or liability. The fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. Statement No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The notion of unobservable inputs is intended to allow for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Statement No. 157 also clarifies that market participant assumptions include assumptions about risk and about the effects of a restriction on the sale or use of an asset. Statement No. 157 requires expanded disclosures about the extent to which fair value is used to measure recognized assets and liabilities, the inputs used to develop the measurements and the effect of certain of the measurements on earnings (or changes in net assets) for the period. The Company plans to adopt Statement No. 157 effective January 1, 2008. We do not believe Statement No. 157 will have a material impact on our financial statements.

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

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2007 and December 31, 2006 which are carried at their fair value (amounts in thousands):

December 31, 2007

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$35,854	$1,193,972	$3,403,050	$4,632,876
Paydowns receivable	—	15,420	—	15,420
Unrealized gains	—	10,389	21,240	31,629
Unrealized losses	(628)	(4,490)	(12,260)	(17,378)

Fair value	$35,226	$1,215,291	$3,412,030	$4,662,547

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$917,566	$2,887,833	$818,160	$9,317	$4,632,876
Paydowns receivable	9,984	5,436	—	—	15,420
Unrealized gains	706	22,944	7,927	52	31,629
Unrealized losses	(10,075)	(623)	(6,680)	—	(17,378)

Fair value	$918,181	$2,915,590	$819,407	$9,369	$4,662,547

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$49,717
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	(7,003)

Fair value	$42,714

At December 31, 2007, our Non-Agency MBS consisted of CMO floaters with an average coupon of 5.11% which were acquired at par value.

During the third quarter of 2007 (when there was liquidity and credit problems surrounding the mortgage markets generally), we sold approximately $904 million in Agency MBS and Non-Agency MBS and realized a loss of approximately $23.4 million.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

With the continued increases in the Federal Funds rate in 2005 and 2006, management determined that it did not intend to hold certain of its Agency MBS until maturity and would sell a selective portion of its assets as a part of its asset/liability management program. Based on various factors, we identified those securities that would be sold. We were able to sell all of these identified Agency MBS in the second quarter of 2006 and recorded a loss of approximately $10.2 million on the sale of approximately $398 million in face amount of Agency MBS. We used the specific identification method in determining the loss on each security sold. We used the proceeds of the sales to invest in higher-yielding Agency MBS. There were no sales of Agency MBS in the fourth quarter of 2006. Our general policy continues to be to hold Agency MBS until a recovery of fair value up to (or beyond) this cost.

NOTE 3.	REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at December 31, 2007, our repurchase agreements had a weighted average term to maturity of 49 days and a weighted average borrowing rate of 4.91%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 418 days with a weighted average borrowing rate of 4.77%. At December 31, 2007, Agency MBS with a fair value of approximately $4.48 billion have been pledged as collateral under the repurchase agreements.

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

At December 31, 2007 and 2006, the repurchase agreements had the following remaining maturities:

	December 31, 2007	December 31, 2006
Less than 3 months	95.4%	59.1%
3 months to less than 1 year	1.8	40.9
1 year to 2 years	2.8	—

Total:	100.0%	100.0%

NOTE 4.	JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option, after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5.	FAIR VALUES OF FINANCIAL INSTRUMENTS

Our Agency MBS and Non-Agency MBS are reflected in the consolidated financial statements at estimated fair value. Management bases its fair value estimates for our Agency MBS and Non-Agency MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflects estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange.

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

BT Finance and BT Finance's wholly-owned subsidiaries, BT Residential Funding Corporation and Bella Vista Funding Corporation, are taxable REIT subsidiaries (TRS) of the Company. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation.

As of December 31, 2007, BT Finance’s net operating loss carryforwards were approximately $1.33 million for both federal and state purposes. The federal and state net operating losses begin to expire in the years 2024 and 2014, respectively. Under Internal Revenue Code Sec. 382, certain changes in the ownership structure may limit the annual usage of the net operating losses. The management does not believe such a change in the ownership structure occurred during the year.

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

Income tax expense (benefit) for the years ended December 31, 2007 and 2006 was zero. None of the components of income tax expense are significant on a separately stated basis.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the activity of our taxable REIT subsidiaries, a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 34% to actual income tax expense for the years ended December 31, 2007 and 2006 is as follows (in thousands):

	2007		2006
Income tax at statutory rate	$(24)	34.0%	$(12)	34.0%
State taxes, net	(4)	5.8%	(2)	5.8%
Gain on asset securitization	—	—	—	—
Valuation allowance	28	(39.8)%	14	(39.8)%

Total income tax expenses	$—	0.00%	$—	(0.00)%

Significant components of the deferred tax assets and liabilities at December 31, 2007 and 2006 were as follows (in thousands):

	2007	2006
Deferred tax assets:
Prepaid expenses for taxes	$189	$—
Net operating losses	529	696

Gross deferred tax assets	718	696
Valuation allowance	(718)	(690)

Deferred tax asset	—	6

Deferred tax liabilities:
General and administrative expenses	—	(6)

Deferred tax liability	—	(6)

Net deferred tax asset/liability	$—	$—

Based on facts and circumstances, we believe it is more likely than not that the deferred tax assets will not be utilized in the foreseeable future. Therefore, a full valuation allowance was recorded.

NOTE 7.	SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

On February 1 and 7, 2007, we issued an aggregate of 1.15 million shares of Series B Preferred Stock and received net proceeds of approximately $27 million (net of underwriting fees, commissions and other costs). The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our Series A Preferred Stock with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at an initial conversion rate of 2.3809 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the Series B preferred stockholder at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, Series B preferred stockholders, together with our Series A preferred stockholders, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2007, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 8.	PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the year ended December 31, 2007, we issued approximately 209 thousand shares of common stock under the plan, resulting in proceeds to us of approximately $1.3 million.

During the three months ended September 30, 2007, we granted a total of 8 thousand shares of common stock to our independent directors for approximately $72 thousand.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At December 31, 2007, $423.2 million of this amount remained available for issuance under the registration statement.

On June 29, 2007, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to reinstate and modify a controlled equity offering program, or the Equity Program, under which Cantor will act as sales agent. Under the Equity Program, the Company, in its sole discretion, may sell, from time to time, an aggregate of up to 10 million shares of our common stock, 1.225 million shares of our Series A Preferred Stock and 2.0 million shares of our Series B Preferred Stock.

We initially instituted the Equity Program with Cantor in December 2002. In 2005, we amended the Equity Program with Cantor to allow us to sell an additional amount of common stock and up to 2.0 million shares of Series A Preferred Stock. In June 2007, we entered into the Sales Agreement in order to (i) reduce the commission rate payable to Cantor on any sales of our Series A Preferred Stock, Series B Preferred Stock and common stock from a rate of up to 3% to a rate of between 2.0% and 2.5%; and (ii) permit us to sell shares of our Series B Preferred Stock through the Equity Program. Sales of our Series A Preferred Stock, Series B Preferred Stock and common stock made under the Equity Program will be made on the New York Stock Exchange or on any other existing trading market by means of ordinary brokers’ transactions at market prices and through privately negotiated transactions. From June 29, 2007 through December 31, 2007, we sold 56 thousand shares of our Series B Preferred Stock under the Equity Program, which provided net proceeds to us of approximately $1.38 million. The sales agent received an aggregate of approximately $28 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. From June 29, 2007 through December 31, 2007, we sold 1,115,100 shares of our common stock under the Equity Program, which provided net proceeds to us of approximately $9.1 million. The sales agent received an aggregate of approximately $214 thousand, which represents an average commission of approximately 2.3% on the gross sales price per share.

During the year ended December 31, 2006, we repurchased 37,500 shares of our common stock at an average price paid per share of $7.57. During the year ended December 31, 2007, we did not repurchase any shares of our common stock.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

In December 2007, we issued 10.35 million shares of common stock and received net proceeds of approximately $65.5 million, net of underwriting commissions and offering expenses.

At December 31, 2007, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the years ended December 31, 2007 and 2006, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At December 31, 2007 and 2006, there was a negative incentive compensation accrual carried forward of $21.4 million and $4.8 million, respectively. During the year ended December 31, 2005, eligible employees under the 2002 Incentive Plan earned $708 thousand in incentive compensation.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $51.05 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2007, we paid $277 thousand in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the years ended December 31, 2006 and 2005, we paid $269 thousand and $261 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2008	2009	2010	2011	2012	Total Commitment
Commitment	$284,965	$293,515	$302,332	$311,414	$158,012	$1,350,238

On October 14, 2002, we entered into an administrative agreement with PIA. Under the administrative agreement, PIA provides administrative services and equipment to us in the nature of accounting, human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $264 thousand paid to PIA in connection with this agreement during the year ended December 31, 2007. During the years ended December 31, 2006 and 2005, we paid fees of $200 thousand and $277 thousand, respectively, to PIA in connection with this agreement.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2007, 1,212,402 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,360,930	$12.123	1,385,930	$12.045	1,383,930	$12.042
Granted	—	—	—	—	5,000	9.720
Exercised	—	—	—	—	—	—
Expired	—	—	(25,000)	7.81	(3,000)	7.100

Outstanding, end of year	1,360,930	$12.123	1,360,930	$12.123	1,385,930	$12.045

Weighted average fair value of options granted during the year		—		—		0.90
Options exercisable at year-end	1,360,930		1,360,930		1,385,930

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2007:

Exercise Price	Options Outstanding and Exercisable at December 31, 2007	Remaining Contractual Life (Years)
$ 4.60	2,644	1.3
$ 6.70	520	3.5
$ 7.10	6,000	3.6
$ 9.00	65,961	0.2
$ 9.45	127,505	4.1
$11.20	264,000	4.8
$11.25	10,000	4.8
$13.80	427,300	5.3
$12.47	452,000	1.3
$ 9.72	5,000	7.6

	1,360,930

The following table summarizes information about restricted stock outstanding at December 31, 2007:

Grant Price	Unvested Shares at December 31, 2006	Restricted Shares Granted	Shares Vested at December 31,2007	Shares Forfeited	Unvested Shares at December 31,2007	Weighted Average Remaining Contractual Life (Years)
$7.72	180,705	—	35,619	—	145,086	7.8
$9.12	197,362	—	—	—	197,362	8.8

	378,067	—	35,619	—	342,448	8.4

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. As of December 31, 2007, no grants under the 2007 Dividend Equivalent Rights Plan have been issued to our employees, officers or directors. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. There were no awards of DERs granted during 2007.

NOTE 11.	HEDGING INSTRUMENTS

At December 31, 2007, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $2.04 billion and a weighted average maturity of 2.4 years. During the year ended December 31, 2007, we entered into sixteen new swap agreements with an aggregate notional amount of $1.24 billion. Of these new swap agreements, one with a notional amount of $100 million was terminated during 2007, resulting in a realized loss of $123 thousand. Another swap agreement with a notional amount of $100 million matured during 2007. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2007, there was a decrease of $48.3 million, from $4.9 million in unrealized gains at December 31, 2006 to $43.4 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $39.7 million and a reclassification adjustment for interest income included in net loss of $8.6 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as an asset of $1.8 million and a liability of $45.2 million.

At December 31, 2007, we have provided cash as collateral on swap margin calls (included in “Other assets”) of $48.1 million.

For the year ended December 31, 2007, there was a loss of approximately $23 thousand recognized in earnings due to hedge ineffectiveness. There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. As of December 31, 2007, the estimated amount of net losses that is expected to be reclassified into earnings within the next twelve months due to when the forecasted transaction affects income (i.e., when the periodic settlement interest payments are due) is $9.3 million. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

NOTE 12.	CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006. We recorded this preferred stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. We have, in accordance with the transition provision of

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SAB 108, recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment increased the preferred stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006. We have also corrected in Note 15 the quarterly information relating to this adjustment for the preferred stock dividend, net income available to common stockholders, basic and diluted EPS and dividends declared per preferred share for the first and fourth quarters of 2006. The first quarter 2006 basic and diluted EPS increased by $0.02 per share and the fourth quarter 2006 basic and diluted EPS decreased by $0.02 per share.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 9.

NOTE 14.	OTHER EXPENSES

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Legal and accounting fees	$715	$427	$630
Printing and stockholder communications	115	110	152
Directors and Officers insurance	374	387	368
Software implementation and maintenance	222	207	199
Administrative service fees	250	169	260
Rent	277	268	261
Stock exchange and filing fees	157	92	179
Custodian fees	127	142	125
Sarbanes-Oxley consulting fees	151	153	116
Board of Directors fees and expenses	419	342	292
Securities data services	117	178	49
Other	266	308	234

Total of other expenses:	$3,190	$2,783	$2,865

NOTE 15.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2007 and 2006 (unaudited). Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$62,167	$62,606	$61,125	$57,955
Interest on Non-Agency MBS	1,682	1,634	1,011	651

	63,849	64,240	62,136	58,606

Interest expense:
Interest expense on repurchase agreements	59,016	58,680	56,854	47,147
Interest expense on junior subordinated notes	794	795	812	786

	59,810	59,475	57,666	47,933

Net interest income (loss)	4,039	4,765	4,470	10,673

(Loss) gain on sale of Agency MBS, Non-Agency MBS and derivatives	—	—	(23,594)	5
Expenses	(1,578)	(1,500)	(1,185)	(1,273)

Income (loss) from continuing operations	2,461	3,265	(20,309)	9,405
Income (loss) from discontinued operations	303	318	(136,728)	(15,181)

Net income (loss)	$2,764	$3,583	$(157,037)	$(5,776)
Dividend on Series A Cumulative Preferred Stock	$—	$(1,011)	$(1,011)	$(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	$(325)	$(449)	$(471)	$(471)

Net income (loss) to common stockholders	$2,439	$2,123	$(158,519)	$(7,258)

Basic and diluted net loss per common share:
Continuing operations	$0.04	$0.04	$(0.47)	$0.16
Discontinued operations	$0.01	$0.01	$(3.00)	$(0.31)

Total basic and diluted net income (loss) per common share	$0.05	$0.05	$(3.47)	$(0.15)

Basic diluted weighted average number of shares outstanding	45,614	45,640	45,640	48,937
Diluted weighted average number of shares outstanding	45,614	45,665	45,640	48,937

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2006 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$46,220	$46,704	$55,295	$57,535
Interest on Non-Agency MBS	—	—	—	532

	46,220	46,704	55,295	58,067

Interest expense:
Interest expense on repurchase agreements	42,121	46,322	54,119	56,392
Interest expense on junior subordinated notes	690	742	788	864

	42,811	47,064	54,907	57,256

Net interest income (loss)	3,409	(360)	388	811

(Loss) on sale of Agency MBS and Non-Agency MBS	—	(10,207)	—	—
Expenses	(1,351)	(1,213)	(1,482)	(1,436)

Income (loss) from continuing operations	2,058	(11,780)	(1,094)	(625)
Income (loss) from discontinued operations	309	(112)	(1,299)	(1,661)

Net income (loss)	$2,367	$(11,892)	$(2,393)	$(2,286)
Dividend on Series A Cumulative Preferred Stock(1)	$—	$(1,011)	$(1,011)	$(2,022)

Net income (loss) to common stockholders	$2,367	$(12,903)	$(3,404)	$(4,308)

Basic and diluted net loss per common share:
Continuing operations	$0.05	$(0.28)	$(0.04)	$(0.05)
Discontinued operations	$—	$—	$(0.03)	$(0.04)

Total basic and diluted net income (loss) per common share	$0.05	$(0.28)	$(0.07)	$(0.09)

Basic diluted weighted average number of shares outstanding	45,388	45,372	45,392	45,565
Diluted weighted average number of shares outstanding	45,401	45,372	45,392	45,565

(1)	The unaudited quarterly data has been corrected in accordance with SAB 108 (as described in Note 12) and will therefore not tie to the Form 10-Q that was filed.

NOTE 16.	DISCONTINUED OPERATIONS

As described in Note 1 (Organization), we provided a description of the facts and circumstances that led up to the conclusion that all of the assets of Belvedere Trust were materially impaired and that it is reported as discontinued operations. In September 2007, we developed a plan to dispose of Belvedere Trust. The assets of Belvedere Trust have either been sold or written off. Belvedere Trust is neither acquiring any new assets nor transacting any new business and is in the process of dissolving its operations.

As described in Note 1 (Change in Basis of Presentation), we have concluded that Belvedere Trust and BT Management are reported as discontinued operations.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major assets and liabilities of the discontinued operations at December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007	December 31, 2006
Assets of Discontinued Operations:
BT Other MBS pledged to counterparties at fair value	$—	$147,644
BT Other MBS at fair value	—	15,155

		162,799
Cash and cash equivalents	—	140
BT Residential Loans	—	1,682,522
Allowance for loan losses	—	(1,608)
Interest receivable	—	8,394
Other assets	38	6,542

	$38	$1,858,789

Liabilities of Discontinued Operations:
Accrued interest payable	$—	$8,487
Repurchase agreements (Belvedere Trust)(1)	7,713	275,733
MBS issued	—	1,471,724
Accrued expenses and other liabilities	121	116

	$7,834	$1,756,060

(1)	For December 31, 2007, this represents three claims against Belvedere Trust related to its repurchase agreement transactions.

The major components of income and expense for the discontinued operations for the years ending December 31, 2007, 2006 and 2005 are as follows (in thousands):

	For the Year Ended December 31,
	2007	2006	2005
Interest income:
Interest on BT Other MBS	$12,352	$8,391	$3,987
Interest on BT Residential Loans	54,360	94,682	118,518

	66,712	103,073	122,505

Interest expense:
Interest expense on repurchase agreements	10,109	16,689	17,143
Interest expense on whole loan financing facilities	—	3	4,024
Interest expense on MBS issued	52,224	88,367	90,243

	62,333	105,059	111,410

Net interest income (expense)	4,379	(1,986)	11,095

(Loss) gain on sale and impairment of Belvedere Trust’s assets	(151,184)	2,622	129

Expenses	(4,483)	(3,399)	(4,614)

Net (loss) income from discontinued operations	$(151,288)	$(2,763)	$6,610

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting Policies and Footnotes for Discontinued Operations

BT Other MBS Portfolio

At December 31, 2007, there were no assets remaining in Belvedere Trust’s BT Other MBS portfolio. At December 31, 2006, the portfolio included high credit quality securities (which included both investment and non-investment grade MBS) which were previously backed by first-lien hybrid and adjustable-rate residential mortgage loans.

At December 31, 2006, we classified all of Belvedere Trust’s BT Other MBS as available-for-sale. All assets that were classified as available-for-sale were carried at fair value and unrealized gains or losses were included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses on securities classified as available-for-sale which were determined by management to be other-than-temporary in nature were reclassified from other comprehensive income to income.

Interest income on Belvedere Trust’s BT Other MBS was determined in accordance with FASB Emerging Issues Task Force (EITF) 99-20. The excess of estimated future cash flows over the initial investment was the accretable yield to be recognized as interest income over the life of the investment using the effective yield method. If the current fair value of any individual security was lower than its current amortized cost, we determined whether an impairment charge was required to be taken through current income. If there was a continued adverse change in estimated cash flows (considering both the timing and the amount of the cash flows, and taking into consideration receipt of cash flows to date), then the security was written down to fair value, which then became the new amortized cost basis for future amortization.

Securities were recorded on the date the securities were purchased or sold. Realized gains or losses from securities transactions were determined based on the specific identified cost of the securities.

The following tables summarize Belvedere Trust’s BT Other MBS classified as available-for-sale as of December 31, 2006, which were carried at their fair value (amounts in thousands):

December 31, 2006

BT Other MBS	Total BT Other MBS
Amortized cost	$162,597
Unrealized gains	1,627
Unrealized losses	(1,425)

Fair value	$162,799

Variable Interest Entities

As described in Note 1 (Change in Basis of Presentation), we determined that we are no longer the primary beneficiary of the variable interest entities and are no longer consolidating these interests. Previously, these interests had been shown under “BT Residential Loans.” Belvedere Trust structured securitization transactions primarily through non-qualified special purpose entities, or SPEs (such as real estate mortgage investment conduit, or REMIC, trusts). The principal business activity involved issuing various series of MBS (in the form of pass-through certificates or bonds collateralized by residential real estate loans). The collateral specific to each series of MBS was the sole source of repayment of the debt and, therefore, our exposure to loss was limited to

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

our net investment in the collateral. Under FASB Interpretation No. 46, or FIN 46, “Consolidation of Variable Interest Entities,” these interests in non-qualified SPEs were deemed to be VIEs and we were considered the primary beneficiary.

Residential Real Estate Loans and Allowance for Loan Losses

As previously described in Note 16 (Variable Interest Entities), Belvedere Trust is no longer considered the primary beneficiary. As of December 31, 2007, there were no residential real estate loans.

We formerly acquired residential mortgage loans and held them as long-term investments through Belvedere Trust. Belvedere Trust financed the mortgage loans with short-term debt until a sufficient quantity had been accumulated for securitization into MBS in order to obtain long-term financing and to enhance liquidity. Belvedere Trust’s residential real estate loans were classified as held-for-investment and carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income was accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts were amortized into income using the effective interest yield method, adjusted for actual prepayments and considering estimated future prepayments, based on SFAS 91.

Belvedere Trust maintained an allowance for loan losses for residential real estate loans held in consolidated securitization trusts and for loans held prior to securitization. The balance was included in “Allowance for loan losses” on the Consolidated Balance Sheets. Belvedere Trust established and maintained an allowance for estimated loan losses inherent in its BT Residential Loans portfolio. The loan loss reserves were based upon our assessment of various factors affecting the credit quality of its assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores, delinquency and collateral value. The reserves were reviewed on a regular basis and adjusted as deemed necessary. The allowance for loan losses on residential real estate loans was established by taking loan loss provisions through our Consolidated Statements of Income.

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Residential Real Estate Loans	Total Residential Real Estate Loans
Principal balance	$1,652,773
Principal receivable	11
Unamortized premium	30,788
Valuation reserve on real estate owned	(1,050)

Carrying value	$1,682,522

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, residential real estate loans consisted of the following (in thousands):

Loan Description	Interest Rate Type	Interest Rate	Maturity Date	Principal Balance	Delinquent Balance (30-59 Days)	Delinquent Balance (60+ Days)
First-lien adjustable-rate residential real estate loans	Moving Treasury Average ARM	6.750% – 9.125%	2032 – 2045	$657,311	$14,542	$5,982
First-lien adjustable-rate residential real estate loans	1-Month ARM	6.375% – 9.000%	2034 – 2035	53,218	1,231	1,924
First-lien adjustable-rate residential real estate loans	6-Month ARM	6.000% – 8.750%	2033 – 2035	102,288	5,268	6,176
First-lien adjustable-rate residential real estate loans	1-Year ARM	7.000% – 7.625%	2033 – 2034	2,002	—	—
First-lien adjustable-rate residential real estate loans	3-Year Hybrid	2.875% – 6.375%	2033 – 2035	199,093	1,366	2,542
First-lien adjustable-rate residential real estate loans	5-Year Hybrid	3.375% – 6.750%	2033 – 2035	472,935	3,962	3,875
First-lien adjustable-rate residential real estate loans	7-Year Hybrid	3.750% – 6.625%	2033 – 2034	150,695	1,032	841
First-lien adjustable-rate residential real estate loans	10-Year Hybrid	4.500% – 6.250%	2034 – 2035	15,231	314	—

				$1,652,773	$27,715	$21,340

At December 31, 2006, the residential real estate loans consisted of the following (in thousands):

	December 31, 2006
Range of Principal Balance of Loans	Number of Loans	Principal Balance
$0–$99	171	$13,533
$100–$149	494	61,728
$150–$199	490	85,137
$200–$249	424	95,051
$250–$299	337	92,584
$300–$349	390	127,726
$350–$399	536	201,699
$400–$449	422	179,016
$450–$499	329	156,018
$500–$749	697	411,234
$750–$999	159	139,116
$1,000 or greater	73	89,931

	4,522	$1,652,773

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2006, the weighted average gross coupon on residential real estate loans which Belvedere Trust securitized was 6.12% and the weighted average net coupon on residential real estate loans which Belvedere Trust securitized was 5.77%. At December 31, 2006, the weighted average FICO was 727 and the LTV was 72.

Geographic Concentration	December 31, 2006
Southern California	29%
Northern California	23
Florida	7
Colorado	4
Virginia	4
Michigan	3
Illinois	3
Nevada	3
Other states (none greater than 2%)	24

Total:	100%

The following table represents the changes at December 31, 2006 in Belvedere Trust’s BT Residential Loans portfolio (in thousands):

December 31, 2006
Balance, beginning of year	$2,497,881
New loan acquisitions	—
Sales (other than to consolidated securitization trusts)	(513)
Principal repayments	(797,871)
Premium amortization	(15,575)
Valuation reserve on real estate owned	(1,050)
Net activity on principal balance of real estate owned	(114)
Losses on real estate owned	(174)
Other adjustments	(62)

Balance, end of year	$1,682,522

The following table represents the changes at December 31, 2006 in the allowance for loan losses on Belvedere Trust’s BT Residential Loans portfolio (in thousands):

December 31, 2006
Balance, beginning of period	$1,655
Additions(1)	1,265
Valuation reserve on real estate owned	(1,050)
Charge-offs(1)	(304)
Recoveries(1)	42

Balance, end of period	$1,608

(1)

The allowance for loan losses was comprised of two components: a general loan loss reserve and a specific loan loss reserve. The general loan loss reserve was based upon our assessment of various factors affecting

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the credit quality of Belvedere Trust’s assets including, but not limited to, the characteristics of the loan portfolio, review of loan level data, borrowers’ credit scores and collateral value. The specific loan loss reserve was determined based upon an analysis of individual seriously delinquent loans. During the twelve months ended December 31, 2006, Belvedere Trust added $165 thousand to its general loan loss reserve and $1.1 million to its specific loan loss reserve. During the twelve months ended December 31, 2006, credit losses of $262 thousand (net of $42 thousand in recoveries) were charged to Belvedere Trust’s specific loan loss reserve.

Belvedere Trust’s Repurchase Agreements

Belvedere Trust entered into repurchase agreements with major financial institutions to finance most of its BT Other MBS portfolio and to finance most of the retained portion of the residential real estate loans which it had securitized. The repurchase agreements were primarily short-term borrowings that were secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At December 31, 2006, Belvedere Trust’s repurchase agreements had a weighted average term to maturity of 124 days and a weighted average borrowing rate of 5.11%.

At December 31, 2006, Belvedere Trust’s repurchase agreements had the following remaining maturities:

December 31, 2006
Less than 3 months	66.0%
3 months to less than 1 year	19.5
1 year to less than 2 years	14.5
2 year to less than 3 years	—

Total:	100.0%

At December 31, 2007, Belvedere Trust, which is reported as a discontinued operation, has three claims against it totaling approximately $8 million, which have been contested, relating to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

MBS Issued and Whole Loan Financing Facilities

As discussed in Note 1 under “Change in Basis of Presentation,” we are no longer consolidating Belvedere Trust’s residential real estate loans and the related financing (“MBS issued”).

Previously, Belvedere Trust financed its residential real estate loans using MBS issued (obligations due on pass-through certificates or bonds) through securitizations. The interest rates on the MBS issued were variable and were based either upon the interest rates on the underlying loan collateral or upon LIBOR. At December 31, 2006, the weighted average coupon on the MBS issued was 5.04%. The maturities on the MBS issued were also based upon the maturities of the underlying mortgages. Principal was paid on the MBS issued following receipt of principal payments on the loans. At December 31, 2006, residential real estate loans with a face value of approximately $1.47 billion were pledged as collateral for the MBS issued.

Belvedere Trust entered into whole loan financing facilities to finance its residential real estate loan acquisitions prior to securitization. The whole loan financing facilities were short-term borrowings that were secured by the loans and bear interest rates that have historically had their basis on LIBOR. At December 31, 2007 and 2006, Belvedere Trust had no outstanding borrowings under these facilities.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

Belvedere Trust’s BT Other MBS portfolio was reflected in the consolidated financial statements at estimated fair value. Management based its fair value estimates for Belvedere Trust’s BT Other MBS primarily on third-party bid price indications provided by dealers who make markets in these financial instruments when such indications are available. However, the fair value reported reflected estimates and were not necessarily indicative of the amounts that could be realized in a current market exchange.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and payables for securities purchased were reflected in the consolidated financial statements at their costs, which approximated fair value because of the nature and short term of these instruments.

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

The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

	December 31, 2006
	Carrying Amount	Estimated Fair Value
	(in thousands)
Residential real estate loans securitized	$1,682,522	$1,667,581
MBS issued	$1,471,725	$1,463,864

Residential real estate loans were presented on the Consolidated Balance Sheets at historical cost, net of amortization, as Belvedere Trust held these assets for investment. The fair value of the residential real estate loans was calculated using assumptions based on historical experience, industry information and estimated rates of future prepayments and credit losses. The estimates of fair value were inherently subjective in nature, involved matters of uncertainty and judgment and did not necessarily indicate the amounts that could be received in a current market exchange. The estimated fair value of MBS issued (obligations due on pass-through certificates) was based on dealers’ quotes.

Capitalization of Securitization Costs

Belvedere Trust had capitalized various costs incurred in connection with securitization transactions. These costs were amortized into income over the expected lives of the securities using the proportional method, based on the effects of actual prepayments. When the loans and the related financing were deconsolidated, Belvedere Trust charged these capitalized costs against income during the third quarter of 2007.

NOTE 17.	SUBSEQUENT EVENTS

Since December 31, 2007, we have entered into twelve additional swap agreements with an aggregate notional amount of $740 million for terms of up to five years. We utilize swap agreements to manage interest rate risk. In accordance with these swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 25, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2008 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2008.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and received net proceeds of approximately $136.5 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

From January 2, 2008 through March 7, 2008, we sold 1.65 million shares of common stock under the Program with Cantor which provided net proceeds to us of approximately $15.4 million. The sales agent received an aggregate of approximately $394 thousand, which represents an average commission of approximately 2.5 % on the gross sales price per share.

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

10.1*

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2

2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from Post-Effective Amendment No. 1 to our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3*

2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002)

Exhibit Number	Description
10.4

Agreement and Plan of Merger dated April 18, 2002 by and among Anworth, Anworth Mortgage Advisory Corporation (the “Manager”) and the stockholder of the Manager (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002)

10.5*

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.6*

Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.7*

Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.8*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.9*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.10*

Addendum to Employment Agreement dated April 18, 2002, among Anworth, the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.11*

Second Addendum to Employment Agreement dated as of May 28, 2004 between Anworth and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004)

10.12*

Second Addendum to Employment Agreement dated as of June 13, 2002 between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.13*

Second Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

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

10.21

BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.22

Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.23

Employment Agreement dated November 3, 2003 between BT Management and Claus Lund (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.24*

Employment Agreement dated November 3, 2003 between BT Management and Russell J. Thompson (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.25*

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.26

Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.27

Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 9, 2005)

10.28

Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the SEC on August 9, 2005)

10.29

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.30*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

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
10.33*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.34*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.35

Amended and Reinstated Sales Agreement dated June 29, 2007 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 2, 2007)

10.36*

Fifth Addendum to Employment Agreement dated as of February 13, 2008, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.37*

Third Addendum to Employment Agreement dated as of February 13, 2008, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.38*

Fourth Addendum to Employment Agreement dated as of February 22, 2008, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.39*

Sixth Addendum to Employment Agreement dated as of February 22, 2008, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	List of Subsidiaries

23.1	Consent of BDO Seidman, LLP

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.