Form 10-Q
period 2008-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2008-05-09
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☐  Accelerated Filer  ☒  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 2, 2008, the registrant had 82,472,537 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,451,270	$4,478,983
Agency MBS at fair value	276,980	183,564

	5,728,250	4,662,547
Non-Agency MBS:
Non-Agency MBS at fair value	26,424	42,714
Cash and cash equivalents	14,343	12,440
Interest and dividends receivable	29,337	25,618
Derivative instruments at fair value	—	1,791
Prepaid expenses and other assets	9,028	52,371
Cash and cash equivalents of discontinued operations	33	—
Assets of discontinued operations	13	38

	$5,807,428	$4,797,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$38,380	$40,892
Repurchase agreements	5,077,400	4,227,100
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	104,296	45,193
Dividends payable on Series A Cumulative Preferred Stock	1,011	1,011
Dividends payable on Series B Cumulative Convertible Preferred Stock	471	471
Dividends payable on common stock	—	6,765
Accrued expenses and other liabilities	1,784	1,317
Liabilities of discontinued operations	7,762	7,834

	$5,268,484	$4,367,963

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,150 and $30,150, respectively); 1,206 and 1,206 shares issued and outstanding, respectively	$28,108	$28,108

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 100,000 shares, 76,606 and 57,289 issued and outstanding, respectively	766	573
Additional paid-in capital	761,582	601,462
Accumulated other comprehensive loss consisting of unrealized losses and gains	(102,149)	(36,129)
Accumulated deficit	(194,760)	(209,855)

	$510,836	$401,448

	$5,807,428	$4,797,519

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$67,579	$62,128
Interest on Non-Agency MBS	420	1,682
Other income	402	39

	68,401	63,849

Interest expense:
Interest expense on repurchase agreements	48,395	59,016
Interest expense on junior subordinated notes	695	794

	49,090	59,810

Net interest income	19,311	4,039

Net loss on derivative instruments	(280)	—
Expenses:
Compensation and benefits	(1,640)	(657)
Compensation—amortization of restricted stock	(51)	(207)
Other expenses	(775)	(714)

Total expenses	(2,466)	(1,578)

Income from continuing operations	16,565	2,461
Income from discontinued operations	12	303

Net income	$16,577	$2,764
Dividend on Series A Cumulative Preferred Stock	(1,011)	—
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(325)

Net income to common stockholders	$15,095	$2,439

Basic earnings per common share:
Continuing operations	$0.22	$0.04
Discontinued operations	—	0.01

Total basic earnings per common share	$0.22	$0.05

Diluted earnings per common share:
Continuing operations	$0.21	$0.04
Discontinued operations	—	0.01

Total diluted earnings per common share	$0.21	$0.05

Basic weighted average number of shares outstanding	69,708	45,614
Diluted weighted average number of shares outstanding	72,581	45,639

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accumulated (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$(209,855)		$401,448

Issuance of common stock		19,317		193	160,041						160,234
Other comprehensive income (loss), fair value adjustments						8,690	(14,096)	(60,614)		(66,020)	(66,020)
Net income									16,577	16,577	16,577

Total comprehensive income										$(49,443)

DERs exercise					9						9
Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)

Balance, March 31, 2008	1,876	76,606	$45,397	$766	$761,582	$22,941	$(21,099)	$(103,991)	$(194,760)		$510,836

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities:
Income from continuing operations	$16,565	$2,461
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	3,454	5,921
Amortization of restricted stock	70	227
Loss on derivative instruments	280	—
Changes in assets and liabilities:
(Increase) in interest receivable	(3,719)	(1,276)
Decrease (increase) in prepaid expenses and other	43,386	(10,609)
(Decrease) increase in accrued interest payable	(2,512)	8,126
Increase in accrued expenses and other	477	1,188
Net cash (used in) provided by operating activities of discontinued operations	(34)	4,358

Net cash provided by operating activities	$57,967	$10,396

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(1,317,427)	$(644,345)
Principal payments	256,916	339,814
Available-for-sale Non-Agency MBS:
Purchases	—	(20,000)
Principal payments	2,193	8,594
Net cash provided by investing activities of discontinued operations	—	96,040

Net cash used in investing activities	$(1,058,318)	$(219,897)

Financing Activities:
Borrowings from repurchase agreements	$6,473,513	$6,781,122
Repayments on repurchase agreements	(5,623,213)	(6,496,872)
Proceeds from common stock issued, net	160,234	62
Proceeds from Series B Preferred Stock issued, net	—	26,866
Series A Preferred stock dividends paid	(1,011)	(1,011)
Series B Preferred stock dividends paid	(471)	—
Common stock dividends paid	(6,765)	(912)
Net cash used in financing activities of discontinued operations	—	(99,575)

Net cash provided by financing activities	$1,002,287	$209,680

Net increase in cash and cash equivalents	$1,936	$179
Cash and cash equivalents at beginning of period	12,440	34
Add: net (increase) in cash of discontinued operations	(33)	(201)

Cash and cash equivalents at end of period	$14,343	$12

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$51,603	$74,078

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Net income	$16,577	$2,764

Available-for-sale Agency MBS, fair value adjustment	8,690	16,367
Available-for-sale Non-Agency MBS, fair value adjustment	(14,096)	(165)
Unrealized losses on cash flow hedges	(61,910)	(4,708)
Reclassification adjustment for interest income included in net income	1,296	(1,888)
BT Other MBS, reclassification adjustment into earnings	—	(9,415)
Reclassification adjustment for gains on sales included in net income	—	(185)

	(66,020)	6

Comprehensive (loss) income	$(49,443)	$2,770

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Our unaudited consolidated financial statements include the accounts of all subsidiaries including BT Management Company, L.L.C., or BT Management, over which we maintain substantial control. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Change in Basis of Presentation

Since September 2007, we have presented both Belvedere Trust Mortgage Corporation, or Belvedere Trust, and BT Management as discontinued operations. All prior period information is presented in the same manner for conformity.

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

Non-Agency MBS are AAA rated investment grade securities not issued by government-sponsored enterprises which are secured primarily by first-lien residential mortgage loans.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2008, aggregated by investment category and length of time:

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands except for number of securities)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	76	$1,307,965	$(8,322)	389	$752,775	$(14,143)	465	$2,060,740	$(22,465)
Non-Agency MBS	—	$—	$—	2	$26,424	$(21,099)	2	$26,424	$(21,099)

We do not consider those Agency MBS and Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government-sponsored enterprises and agencies. The Non-Agency MBS are currently AAA rated. The unrealized losses on our investments in Non-Agency MBS were caused by recent pricing reflective of the liquidity and credit problems surrounding the mortgage markets generally. We currently do not believe that it is probable that we will be unable to collect all amounts due on the Non-Agency MBS. As we have the ability and intent to hold both the Agency MBS and Non-Agency MBS investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2008.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements which effectively converts a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with Statement of Financial Accounting Standards Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS No. 133. We do not issue or hold derivative contracts for speculative purposes.

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

Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, as amended by Statement of Financial Accounting Standards Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or SFAS No. 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by SFAS No. 133.

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

Credit Risk

At March 31, 2008, we had limited our exposure to credit losses on our portfolio of fixed-rate and adjustable-rate Agency MBS by purchasing securities primarily from Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises but are not guaranteed by the United States government. At March 31, 2008, because of the guarantee of these government-sponsored enterprises, all of these Agency MBS have an implied AAA rating.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period.

Our Non-Agency MBS portfolio is currently rated AAA. These securities do not have the backing of Fannie Mae or Freddie Mac. Payment of principal and interest is dependent on the performance of the underlying loans which are subject to borrower default and possible losses. The underlying loans on our Non-Agency MBS portfolio currently have a weighted average loan-to-value of 73% and a FICO of 731. The current weighted average 90 days + delinquency (including bankruptcy, foreclosures and real estate owned) is 4.18%.

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

Belvedere Trust Finance Corporation, or BT Finance, and BT Finance’s wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are taxable REIT subsidiaries, or TRS, of our company. These companies are in the process of being dissolved and are included in discontinued operations. In general, a TRS may hold assets that we cannot hold directly and may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C corporation. Securities of a TRS will constitute non-real estate assets for purposes of determining whether at least 75% of a REIT’s assets consist of real estate. Under current law, no more than 20% of a REIT’s total assets can consist of securities of one or more TRS. At March 31, 2008, the amount of our assets attributable to our TRS was less than 1%. A more detailed description of federal income tax considerations regarding our qualifications and taxation as a REIT appears in our 2007 Annual Report on Form 10-K on page 8.

The possible tax offset of the net operating losses and the net capital losses for Belvedere Trust and for the sales of securities appears in Note 6 to the accompanying unaudited consolidated financial statements.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals exist as of March 31, 2008. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the Consolidated Balance Sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity in the accompanying unaudited consolidated financial statements.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in SFAS No. 133 and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Three Months Ended March 31,
	2008	2007
Income from continuing operations	$16,565	$2,461
Income from discontinued operations	12	303

Net income	$16,577	$2,764
Dividend on Series A Cumulative Preferred Stock	(1,011)	—
Dividend on Series B Cumulative Convertible Preferred Stock(1)	(471)	(325)

Net income to common stockholders	$15,095	$2,439

Basic earnings per common share:
Continuing operations	$0.22	$0.04
Discontinued operations	—	0.01

Total basic earnings per common share	$0.22	$0.05

Diluted earnings per common share:
Continuing operations	$0.21	$0.04
Discontinued operations	—	0.01

Total diluted earnings per common share(2)	$0.21	$0.05

Basic weighted average number of shares outstanding	69,708	45,614
Diluted weighted average number of shares outstanding	72,581	45,639

(1)	During the quarterly period ended March 31, 2007, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution was 2.7 million.
(2)	During the quarterly period ended March 31, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.3809 shares of common stock and adding back the Series B Preferred Stock dividend.

Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued a Staff Position No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP No. 140-3. Its objective is to provide guidance on the accounting for a transfer of a financial asset and repurchase financing. Unless the initial transaction meets certain criteria that are defined in this Staff Position, it must be evaluated to determine whether it meets the requirements for sale accounting under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If it does not meet the requirements for sales accounting under SFAS 140, it must be accounted for based on the economics of the combined transaction, which generally represents a forward contract. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” should be used to evaluate whether the linked transaction must be accounted for as a derivative. FSP No. 140-3 is effective for our financial statements for the fiscal year beginning January 1, 2009 and thereafter. We are in the process of studying the effects of FSP No. 140-3 but do not believe it will have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133,” or SFAS 161. SFAS 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 will be effective for our financial statements for all fiscal years and interim periods beginning January 1, 2009. We do not believe that SFAS 161 will have a material impact on our financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of March 31, 2008 and December 31, 2007, which are carried at their fair value (amounts in thousands):

March 31, 2008

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$32,875	$1,351,244	$4,308,723	$5,692,842
Paydowns receivable		—	12,467	—	12,467
Unrealized gains		30	15,402	29,974	45,406
Unrealized losses		(303)	(3,632)	(18,530)	(22,465)

Fair value		$32,602	$1,375,481	$4,320,167	$5,728,250

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,002,300	$3,676,411	$1,005,161	$8,970	$5,692,842
Paydowns receivable	8,999	3,468	—	—	12,467
Unrealized gains	1,439	31,793	12,169	5	45,406
Unrealized losses	(14,959)	(3,844)	(3,548)	(114)	(22,465)

Fair value	$997,779	$3,707,828	$1,013,782	$8,861	$5,728,250

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$47,523
Paydowns receivable	—
Unrealized gains	—
Unrealized losses	(21,099)

Fair value	$26,424

At March 31, 2008, our Non-Agency MBS consisted of CMO floaters (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 2.85% which were acquired at par value.

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

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our Agency MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at March 31, 2008, our repurchase agreements had a weighted average term to maturity of 53 days and a weighted average borrowing rate of 3.30%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 529 days with a weighted average borrowing rate of 4.04%. At March 31, 2008, Agency MBS with a fair value of approximately $5.4 billion have been pledged as collateral under the repurchase agreements.

Relative to our Agency MBS portfolio, at December 31, 2007, our repurchase agreements had a weighted average term to maturity of 49 days and a weighted average borrowing rate of 4.91%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 418 days with a weighted average borrowing rate of 4.77%. At December 31, 2007, Agency MBS with a fair value of approximately $4.48 billion had been pledged as collateral under the repurchase agreements.

At March 31, 2008 and December 31, 2007, the repurchase agreements had the following remaining maturities:

	March 31, 2008	December 31, 2007
Less than 3 months	96.1%	95.4%
3 months to less than 1 year	1.5	1.8
1 year to 2 years	2.4	2.8

Total	100.0%	100.0%

At March 31, 2008, we had one counterparty, Cantor Fitzgerald & Co., where the amount at risk ($52.4 million) exceeded 10% of our stockholders’ equity. The amount at risk represents the fair value of the securities less the amount of the repurchase agreement liabilities. The weighted average maturity for the repurchase agreements with this counterparty was 118 days.

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

NOTE 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or SFAS 157. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the three following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities. We consider our Agency MBS and Non-Agency MBS to be Level 1 inputs. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments.

However, the fair value reported reflects estimates and may not be indicative of the amounts that could be realized in an actual market exchange.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider our liability derivatives to be Level 2 inputs. The fair value of these instruments is reported to us independently from dealers who are major financial institutions and are considered to be the market makers for these types of instruments.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. We do not have any assets or liabilities at Level 3 inputs.

At March 31, 2008, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$5,728,250	$—	$—	$5,728,250
Non-Agency MBS	26,424	—	—	26,424
Liabilities:
Derivative instruments	$—	$104,296	$—	$104,296

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in the unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as such, the carrying value approximates fair value.

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

BT Finance and its wholly-owned subsidiaries, BT Residential Funding Corporation and BellaVista Funding Corporation, are TRS of Anworth. These companies are in the process of being dissolved and are included in the results of discontinued operations. A TRS is subject to corporate federal and state income tax and will be taxed as a regular C Corporation. At December 31, 2007, BT Finance’s net operating loss carry forwards (NOLs) were approximately $1.33 million for both federal and state purposes. These begin to expire in 2024 and 2014, respectively. We do not expect that these NOLs are likely to be utilized and, as such, have fully reserved them.

The loss from the sales of our MBS in 2007 are capital losses and can only be offset against capital gains or future capital gains within five years. The loss from the sales and impairments on sales of Belvedere Trust’s assets are capital losses and can only be offset against capital gains or future capital gains within five years.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; no such accruals exist as of January 1, 2008. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the IRS closed its 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

NOTE 7. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

We have issued an aggregate of 1.206 million shares of Series B Preferred Stock. The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at an initial conversion rate of 2.3809 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield which is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the Series B preferred stockholder at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, Series B preferred stockholders, together with our Series A preferred stockholders, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2008, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends in additional shares of our common stock. During the three months ended March 31, 2008, we issued approximately 492,000 shares of common stock under the plan, resulting in proceeds to us of approximately $4.0 million.

On June 29, 2007, we entered into a Controlled Equity Offering Sales Agreement, or the Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to reinstate and modify a controlled equity offering program, or the Program, under which Cantor will act as sales agent. Under the Program we may sell from time to time in our sole discretion up to 10 million shares of common stock, 1.225 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended March 31, 2008, we sold 2.36 million shares of our common stock under the Program which provided net proceeds to us of approximately $19.9 million. The sales agent received an aggregate of approximately $483,000, which represents an average commission of approximately 2.32% on the gross sales price per share.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. As of March 31, 2008, approximately $266.6 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and recognized net proceeds of approximately $136.3 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

At March 31, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three months ended March 31, 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At March 31, 2008, there was a negative incentive compensation accrual carried forward of $20.6 million.

Employment Agreements

Pursuant to the terms of their employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Executive Vice President and

Heather U. Baines serves as our Executive Vice President. Lloyd McAdams receives a $925,000 annual base salary, Joseph E. McAdams receives a $700,000 annual base salary and Heather U. Baines receives a $60,000 annual base salary. These agreements automatically renew each year unless written notice is provided by either party six months prior to the end of the current term.

These employment agreements also have the following provisions:

•

the three executives are entitled to participate in the 2002 Incentive Plan and each of these individuals are provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan, Joseph E. McAdams is entitled to 25% of all amounts paid under the plan and Heather U. Baines is entitled to 5% of all amounts paid under the plan. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of common stock;

•	the 2002 Incentive Plan may not be amended without the consent of the three executives;

•

in the event any of the three executives is terminated without “cause” or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under the employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three-year period following her termination;

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment upon a change in control; and

•	Lloyd McAdams and Joseph E. McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control.

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams (the “Executives”). As a result, the Executives are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income available to common stockholders minus depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

As designed by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution to the Executives can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500,000 is available. If the ROAE is 8% or greater, then the pool is $500,000 plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. The Compensation Committee has the discretionary right to adjust downward the amount available for distribution from the Executives’ bonus pool by as much as 10.0% in any given year, based upon its assessment of factors including our leverage, stability of book value of the common stock and price per share of our common stock relative to other industry participants. Of the aggregate amount available for distribution from the Executives’ bonus pool, the Compensation Committee bases annual bonus allocation to each of the Executives on its assessment of the performance of each Executive.

In order to further align the performance of the Executives with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that (1) with respect to 2008, at least 50.0% of the annual performance-based bonus amount to be distributed to an Executive over $100,000 would be paid in restricted shares of common stock (the “Restricted Shares”) and (2) with respect to each year thereafter, at least 50.0% of any annual performance-based bonus amount over $100,000 will be paid in Restricted Shares. In addition, neither Executive will be permitted to sell or otherwise transfer any Restricted Shares during the Executive’s employment with the company until the value of the Executive’s stock holdings in the company exceeds a seven and one-half times multiple of the Executive’s base compensation and, once this threshold is met, only to the extent that the value of the Executive’s holdings exceeds that multiple.

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

Our Principal Executive Officer (Lloyd McAdams) and Chief Investment Officer (Joseph E. McAdams) may receive incentive compensation pursuant to the terms of their employment agreements. The Compensation Committee, in its discretion, may provide additional incentive compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional incentive compensation may be provided in consideration of the company’s execution of our business and strategic plan. During the three months ended March 31, 2008, we did not pay any additional incentive compensation to Messrs. Lloyd McAdams and Joseph E. McAdams.

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Principal Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Evangelos Karagiannis, our Vice President and Portfolio Manager, and Bistra Pashamova, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees, in the event that a change in control occurs, a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change in control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $51.05 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2008, we paid $70,000 in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the three months ended March 31, 2007, we paid $68,000 in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2008	2009	2010	2011	2012	Total Commitment
Commitment	$214,775	$293,515	$302,332	$311,414	$158,012	$1,280,048

On October 14, 2002, we entered into an administrative services agreement with PIA. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in advance) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $70,000 paid to PIA in connection with this agreement during the three months ended March 31, 2008. During the three months ended March 31, 2007, we paid fees of $55,000 to PIA in connection with this agreement.

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

NOTE 10. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock

Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2008, 1,212, 402 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

In October 2005, our board of directors approved a grant of an aggregate of 200,780 shares of restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 27, 2005. The closing price of our common stock on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing price of our common stock on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us or upon the tenth anniversary of the effective date.

During the three months ended March 31, 2008, we expensed $51,000 relating to these two restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the DER Plan. On February 22, 2008, a grant of an aggregate of 300,000 DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant.

NOTE 11. HEDGING INSTRUMENTS

At March 31, 2008, we were a counter-party to swap agreements, which are derivative instruments as defined by SFAS No. 133 and SFAS No. 138, with an aggregate notional amount of $2.68 billion and a weighted average maturity of 2.7 years. During the three months ended March 31, 2008, we entered into 12 new swap agreements with an aggregate notional amount of $740 million with terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. During the three months ended March 31, 2008, one swap agreement with a notional amount of $100 million matured.

At March 31,2008, there was an increase in unrealized losses of $60.6 million, from $43.4 million of unrealized losses at December 31, 2007 to unrealized losses of $104.0 million, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $61.9 million and a reclassification adjustment for interest income included in net income of $1.3 million) and are presented as “Derivative instruments at fair value” on the Consolidated Balance Sheets as a liability of $104.3 million.

During the three months ended March 31, 2008, there was a loss recognized in earnings of $280,000 due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA as more fully described in Note 9.

NOTE 13. OTHER EXPENSES

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Legal and accounting fees	$184	$154
Printing and stockholder communications	—	11
Directors and Officers insurance	121	97
Software and implementation	57	56
Administrative service fees	70	55
Rent	70	68
Stock exchange and filing fees	65	23
Custodian fees	34	24
Sarbanes-Oxley consulting fees	12	50
Board of directors fees and expenses	67	74
Securities data services	26	39
Other	69	63

Total of Other Expenses	$775	$714

NOTE 14. DISCONTINUED OPERATIONS

The assets of Belvedere Trust and BT Management have either been sold or written off. Belvedere Trust and BT Management are neither acquiring any new assets nor transacting any new business and are in the process of dissolving their operations.

The major assets and liabilities of the discontinued operations at March 31, 2008 and December 31, 2007 are as follows (in thousands):

	March 31, 2008	December 31, 2007
Assets of Discontinued Operations:
Cash and cash equivalents	$33	$—
Other assets	13	38

	$46	$38

Liabilities of Discontinued Operations:
Claims outstanding	$7,713	$7,713
Accrued expenses and other liabilities	49	121

	$7,762	$7,834

The major components of income and expense for the discontinued operations for the three months ended March 31, 2008 and 2007 are as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Interest income:
Interest on BT Other MBS	$—	$3,610
Interest on BT Residential Loans	—	19,080

	$—	$22,690

Interest expense:
Interest expense on repurchase agreements	$—	$3,746
Interest expense on MBS issued	—	17,930

	$—	$21,676

Net interest income (expense)	$—	$1,014
Gain on sale of Belvedere Trust’s assets	—	185
Other income	62	—
Expenses	(50)	(896)

Income from discontinued operations	$12	$303

Accounting Policies and Footnotes for Discontinued Operations

BT Other MBS Portfolio

At March 31, 2008 and December 31, 2007, there were no assets remaining in Belvedere Trust’s BT Other MBS portfolio.

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

BT Residential Loans Portfolio

At September 30, 2007, we determined that Belvedere Trust is no longer the primary beneficiary of the Variable Interest Entities and Belvedere Trust is no longer consolidating these interests. Prior to September 30, 2007, these interests had been shown in the consolidated financial statements as “BT Residential Loans.”

Belvedere Trust’s BT Residential Loans had been previously classified as held-for-investment and were carried at their unpaid principal balance, adjusted for unamortized premiums or discounts. Interest income was accrued based upon the actual interest rates and the outstanding principal amounts on the loans. Premiums or discounts had been amortized into income using the effective interest yield method, adjusted for actual prepayments.

Belvedere Trust’s Repurchase Agreements

Belvedere Trust entered into repurchase agreements with major financial institutions to finance most of its BT Other MBS portfolio and to finance most of the retained portion of the residential real estate loans which it had securitized. The repurchase agreements were primarily short-term borrowings that were secured by the market value of the pledged assets and bear interest rates that have historically had their basis on LIBOR. At March 31, 2008, Belvedere Trust had no outstanding repurchase agreements. At March 31, 2008, Belvedere Trust has three claims against it totaling approximately $8 million, which have been contested, related to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

NOTE 15. SUBSEQUENT EVENTS

From April 1, 2008 through May 2, 2008, we sold 5.5 million shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $36.2 million. Cantor Fitzgerald & Co., as the sales agent, received an aggregate commission of approximately $740,000, which represents an average commission of approximately 2.0% on the gross sales price per share.

On April 11, 2008, we declared a common stock dividend of $0.20 per share which is payable to our holders of record of common stock on May 19, 2008 as of the close of business on April 30, 2008. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.3809 shares of our common stock to 2.4318 shares of our common stock using the following information: (1) the average of the closing common stock price for the 10-day trading period was $6.79 and (2) annualized common stock dividend yield was 11.7838%.

On April 11, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2008 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on April 30, 2008.

On April 11, 2008, our board of directors approved an amendment to our Amended Articles of Incorporation to increase our authorized shares of common stock from 100 million to 200 million shares. This amendment is subject to approval by our stockholders at our annual meeting scheduled for May 22, 2008.

On April 11, 2008 we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. The 2008 Plan is in addition to our 2003 Dividend Reinvestment and Stock Purchase Plan.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q, or Report . The information contained in this Report is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the year ended December 31, 2007, that discuss our business in greater detail.

This Report contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

As used in this Report, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

General

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency mortgage-backed securities, or MBS, which are obligations guaranteed by the United States government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2008, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2007 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Our discontinued operations previously consisted of the following portfolios: Belvedere Trust’s residential real estate loans, or BT Residential Loans, and Belvedere Trust’s other mortgage-backed securities, or BT Other MBS.

At March 31, 2008, we had total assets of $5.8 billion. Our Agency MBS portfolio, consisting of $5.73 billion, was distributed as follows: 17% agency adjustable-rate MBS, 65% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of $26 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at the fiscal quarter ended March 31, 2008 was approximately $461.9 million, or $6.03 per share. The $461.9 million equals total stockholders’ equity of $510.8 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the three months ended March 31, 2008, we reported net income of $16.6 million. Our net income to common stockholders was $15.1 million, or $0.21 per diluted share.

Results of Operations

Three Months Ended March 31, 2008 Compared to March 31, 2007

For the three months ended March 31, 2008, our net income was $16.6 million. Our net income to common stockholders was $15.1 million, or $0.21 per diluted share, based on an average of 72.6 million shares outstanding. For the three months ended March 31, 2007, our net income was $2.8 million and our net income to common stockholders was $2.4 million, or $0.05 per diluted share, based on an average of 45.6 million shares outstanding.

Net interest income for the three months ended March 31, 2008 was $19.3 million, or 26.8% of gross income from continuing operations, compared to $4.0 million, or 5.8% of gross income from continuing operations, for the three months ended March 31, 2007. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended March 31, 2008 was $68.4 million, compared to $63.8 million for the three months ended March 31, 2007, an increase of 7.1%. The increase in interest income is due primarily to the increase in our investments in Agency MBS (based on the leverage on $160 million in capital raised during the three months ended March 31, 2008). Interest expense for the three months ended March 31, 2008 was $49.1 million, compared to $59.8 million for the three months ended March 31, 2007, a decrease of 17.9%. This decrease was due primarily to the decrease in short-term interest rates.

During the three months ended March 31, 2008, premium amortization expense decreased $2.4 million, or 41%, from $5.9 million during the three months ended March 31, 2007 to $3.5 million, which was due primarily to the decrease in the constant prepayment rate of our MBS investments.

The table below shows the approximate constant prepayment rate of our MBS for each of the following quarters:

Portfolio	First Quarter 2008	First Quarter 2007
Agency MBS and Non-Agency MBS	18%	24%

During the three months ended March 31, 2008, we recognized a loss of $280,000 due to hedge ineffectiveness.

Total expenses were $2.5 million for the three months ended March 31, 2008, compared to $1.6 million for the three months ended March 31, 2007. The increase of $888,000 in total expenses was due to an increase in compensation and benefits of $983,000 (due primarily to increases in executives’ and other employees’ salaries of $183,000 and year-end 2008 additional compensation of $800,000) and an increase in “Other expenses” of $61,000, partially offset by a decrease in amortization of restricted stock of $156,000.

Financial Condition

Agency MBS Portfolio

At March 31, 2008, we held agency mortgage assets whose amortized cost was approximately $5.69 billion, consisting primarily of $4.68 billion of adjustable-rate MBS, $1.0 billion of fixed-rate MBS and $9 million of floating-rate CMOs. This amount represents an approximate 22% increase from the $4.66 billion held at December 31, 2007. Of the adjustable-rate Agency MBS owned by us, 21% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 79% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at March 31, 2008 and December 31, 2007, classified by type of issuer (dollar amounts in thousands):

	March 31, 2008		December 31, 2007
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,320,167	75.4%	$3,412,030	73.2%
Freddie Mac (FHLMC)	1,375,481	24.0	1,215,291	26.1
Ginnie Mae (GNMA)	32,602	0.6	35,226	0.7

Total Agency MBS	$5,728,250	100.0%	$4,662,547	100.0%

The following table classifies our portfolio of Agency MBS owned at March 31, 2008 and December 31, 2007, by type of interest rate index (dollar amounts in thousands):

	March 31, 2008		December 31, 2007
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$8,860	0.1%	$9,369	0.2%
Six-month LIBOR	50,557	0.9	52,366	1.1
One-year LIBOR	4,091,359	71.4	3,203,408	68.7
Six-month Certificate of Deposit	1,897	—	2,101	0.1
Six-month Constant Maturity Treasury	716	—	766	—
One-year Constant Maturity Treasury	518,242	9.1	530,614	11.4
Cost of Funds Index	42,837	0.8	44,516	0.9
Fixed-rate	1,013,782	17.7	819,407	17.6

Total Agency MBS	$5,728,250	100.0%	$4,662,547	100.0%

The fair values indicated above do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At March 31, 2008, our total agency portfolio had a weighted average coupon of 5.68%. The average coupon of the adjustable-rate securities was 5.94%, the hybrid securities average coupon was 5.60%, the fixed-rate securities average coupon was 5.76% and the CMO floaters average coupon was 3.63%. At December 31, 2007, our total agency portfolio had a weighted average coupon of 5.91%. The average coupon of the adjustable-rate securities was 6.10%, the hybrid average coupon was 5.85%, the fixed-rate securities average coupon was 5.92% and the CMO floaters average coupon was 5.84%.

At March 31, 2008, the average amortized cost of our agency mortgage-related assets was 101.23%, the average amortized cost of our adjustable-rate securities was 101.34% and the average amortized cost of our fixed-rate securities was 100.71%. Relative to our Agency MBS portfolio at March 31, 2008, the average interest rate on outstanding repurchase agreements was 3.30% and the average days to maturity was 53 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.04% and the weighted average term to next rate adjustment was 529 days.

At December 31, 2007, the average amortized cost of our agency mortgage-related assets was 101.23%, the average amortized cost of our adjustable-rate securities was 101.34% and the average amortized cost of our fixed-rate securities was 100.88%. Relative to our Agency MBS portfolio at December 31, 2007, the average interest rate on outstanding repurchase agreements was 4.91% and the average days to maturity was 49 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.77% and the weighted average term to next rate adjustment was 418 days.

At March 31, 2008 and December 31, 2007, the unamortized net premium paid for our Agency MBS was $69 million and $56 million, respectively.

At March 31, 2008, the current yield on our Agency MBS portfolio was 5.61% based on a weighted average coupon of 5.68% divided by the average amortized cost of 101.23%. At December 31, 2007, the current yield on our Agency MBS portfolio was 5.84% based on a weighted average coupon of 5.91% divided by the average amortized cost of 101.23%.

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

Non-Agency MBS Portfolio

At March 31, 2008, our Non-Agency MBS portfolio consisted of $26 million of CMO floaters with an average coupon of 2.85% which were acquired at par value. At December 31, 2007, our Non-Agency MBS portfolio consisted of $43 million of CMO floaters with an average coupon of 5.11%, which were acquired at par value.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2008, we were a counter-party to swap agreements, which are derivative instruments as defined by SFAS No. 133 and SFAS No. 138, with an aggregate notional amount of $2.68 billion and a weighted average maturity of 2.7 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2008, there were unrealized losses of approximately $104.0 million on our swap agreements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS portfolio, which totaled $5.1 billion at March 31, 2008. As collateral for these repurchase agreements, we have pledged approximately $5.4 billion in Agency MBS. Our other significant source of funds for the three months ended March 31, 2008 consisted of payments of principal from our Agency MBS portfolio, which were $257 million

Relative to our Agency MBS portfolio at March 31, 2008, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 30 days to 24 months. At March 31, 2008, we had borrowed funds under repurchase agreements with 13 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2008.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents.

During the three months ended March 31, 2008, we raised approximately $4.0 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the three months ended March 31, 2008, we did not issue any shares of Series A or Series B Preferred Stock. During the three months ended March 31, 2008 we issued 2.36 million shares of common stock under our amended our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $19.9 million. Cantor Fitzgerald & Co., as sales agent, received an aggregate commission of approximately $483,000, which represents an average commission of approximately 2.32% on the gross sales price per share.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock in a secondary public offering and recognized net proceeds of approximately $136.3 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

Off-Balance Sheet and Contractual Arrangements

The following table represents our contractual obligations at March 31, 2008 (in thousands):

	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
Repurchase agreements(1)	$4,957,400	$120,000	$—	$—	$5,077,400
Junior subordinated notes(2)	—	—	—	37,380	37,380
Lease commitment	287	600	393	—	1,280

Total(3)	$4,957,687	$120,600	$393	$37,380	$5,116,060

(1)	These represent amounts due by maturity.

(2)	These represent amounts due by contractual maturity. However, we have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 4 to the accompanying unaudited consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 9 to the accompanying unaudited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS portfolios, which are carried on our balance sheet at fair value rather than historical cost. Based upon this treatment, stockholders’ equity available to common stockholders at March 31, 2008 was approximately $461.9 million, or $6.03 per share. The $461.9 million equals total stockholders’ equity of $510.8 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact net income or taxable income but rather are reflected on our Consolidated Balance Sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on Agency MBS or Non-Agency MBS.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce our borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gains” on our available-for-sale Agency MBS portfolio was $22.9 million, or 0.4% of the amortized cost of our Agency MBS, at March 31, 2008. This, along with “Accumulated other comprehensive loss, Non-Agency MBS” of $21.1 million and “Accumulated other comprehensive loss, derivatives” of $104.0 million, constitute the total “Accumulated other comprehensive loss” of $102.2 million.

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

Interest income on our mortgage-related assets is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Valuation and Classification of Investment Securities

We carry our investment securities on our Consolidated Balance Sheets at fair value. The fair values of our MBS (as disclosed in Note 5 to the accompanying unaudited consolidated financial statements) are generally based on market prices provided by certain dealers who make markets in such securities. The fair values of other marketable securities are obtained from the last reported sale of such securities on its principal exchange or, if no representative sale is reported, the mean between the closing bid and ask prices. If, in the opinion of management, one or more securities prices reported to us are not reliable or are unavailable, management estimates the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (e.g., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS portfolios are not attributable to credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, as amended by SFAS No. 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by SFAS No. 133.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance

Sheets at their fair value based on values obtained from major financial institutions (as disclosed in Note 5 to the accompanying unaudited consolidated financial statements). Hedge ineffectiveness, if any, is recorded in current-period income.

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

Income Taxes

Other than BT Finance, as noted below, our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will continue to allow us to be taxed as a REIT and, as a result, management does not expect to pay substantial corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

BT Finance, our indirect wholly-owned subsidiary, is a taxable REIT subsidiary and may be liable for corporate income tax expenses. BT Finance, as a subsidiary of Belvedere Trust, is reported within “Discontinued Operations” and is also in the process of being dissolved.

Subsequent Events

From April 1, 2008 through May 2, 2008, we sold 5.5 million shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $36.2 million. Cantor Fitzgerald & Co., as the sales agent, received an aggregate commission of approximately $740,000, which represents an average commission of approximately 2.0% on the gross sales price per share.

On April 11, 2008, we declared a common stock dividend of $0.20 per share which is payable to our holders of record of common stock on May 19, 2008 as of the close of business on April 30, 2008. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.3809 shares of our common stock to 2.4318 shares of our common stock using the following information: (1) the average of the closing common stock price for the 10-day trading period was $6.79 and (2) annualized common stock dividend yield was 11.7838%.

On April 11, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2008 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on April 30, 2008.

On April 11, 2008, our board of directors approved an amendment to our Amended Articles of Incorporation to increase our authorized shares of common stock from 100 million to 200 million shares. This amendment is subject to approval by our stockholders at our annual meeting scheduled for May 22, 2008.

On April 11, 2008 we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. The 2008 Plan is in addition to our 2003 Dividend Reinvestment and Stock Purchase Plan.

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

At March 31, 2008, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$1,013,782	17.6%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	246,385	4.3	4,882,400	96.1%
Greater than 3 months and less than 1 year	786,679	13.7	75,000	1.5
Greater than 1 year and less than 2 years	30,528	0.5	120,000	2.4
Greater than 2 years and less than 3 years	444,223	7.7	—	—
Greater than 3 years and less than 5 years	3,233,077	56.2	—	—

Total	$5,754,674	100.0%	$5,077,400	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

At December 31, 2007, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$819,407	17.4%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	260,948	5.5	4,032,100	95.4%
Greater than 3 months and less than 1 year	709,315	15.1	75,000	1.8
Greater than 1 year and less than 2 years	214,649	4.6	120,000	2.8
Greater than 2 years and less than 3 years	62,893	1.3	—	—
Greater than 3 years and less than 5 years	2,638,049	56.1	—	—

Total	$4,705,261	100.0%	$4,227,100	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

Market Value Risk

Substantially all of our MBS are classified as “available-for-sale” assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value reflected as part of “Accumulated other comprehensive income” that is included in the “Stockholders’ Equity” section of our Consolidated Balance Sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2008, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 38 months while our borrowings had a weighted average term to next rate adjustment of 53 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 529 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (this occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. During the three months ended March 31, 2008, there were continuing liquidity and credit concerns surrounding the mortgage markets generally, which we believe resulted in banks and other lenders becoming more cautious in providing repurchase agreement lending relative to both Agency MBS and AAA-rated MBS. While the effect on the availability of financing for AAA-rated MBS has been more pronounced than for Agency MBS, we have seen more limited liquidity in terms of the length of borrowing terms, margin requirements and the amount of financing available.

At March 31, 2008, we had unrestricted cash of $14.3 million and $303 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on investments in place at March 31, 2008, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–39%	–0.9%
–1.0%	–17%	0.2%
0%	—	—
1.0%	–12%	–1.8%
2.0%	–28%	–4.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 149% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at March 31, 2008. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At March 31, 2008, the aggregate notional amount of the interest rate swap agreements was $2.68 billion and the weighted average maturity was 2.7 years.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	56%	1.4%
–1.0%	55%	1.3%
0%	—	—
1.0%	12%	–2.9%
2.0%	–27%	–6.5%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors.

The following risk factor in our 2007 Annual Report on Form 10-K has been modified as follows:

Our incentive compensation arrangements may create incentives to increase the risk of our mortgage portfolio in an attempt to increase compensation.

In addition to their base salaries, some management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our 2002 Incentive Plan and certain executive officers are eligible to earn incentive compensation pursuant to the terms of their Employment Agreements. Under the 2002 Incentive Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent. Under the Employment Agreements, the executive officers are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income minus depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The aggregate amount of this performance-based bonus pool available for distribution to the executive officers can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500,000 is available. If the ROAE is 8% or greater, then the pool is $500,000 plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. Of the aggregate amount available for distribution from the bonus pool, the Compensation Committee bases annual bonus allocation to each of the participating executive officers on its assessment of the performance of each executive officer. At least 50.0% of any annual performance-based bonus amount over $100,000 will be paid in restricted shares (as opposed to cash). In an effort to earn greater amounts of incentive compensation under their Employment Agreement, as our executive officers evaluate different mortgage-related assets for our investment, there is a risk that they will cause us to assume more risk than is prudent. Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

The following additional risk factors have been added since the filing of our 2007 Annual Report on Form 10-K:

Adverse developments in the global capital market, including recent defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money from financial institutions to acquire MBS on a leveraged basis, which could adversely affect our profitability.

We rely on the availability of financing to acquire MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

Adverse developments in the broader residential mortgage market may adversely affect the value of the agency securities in which we intend to invest.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions including recent defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including agency securities and other high-quality MBS assets. As a result, values for MBS assets, including some agency securities and other AAA-rated MBS assets, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the agency securities in which we invest.

Our investments serve as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. If market conditions result in a decline in the value of our agency securities, our financial position and results of operations could be adversely affected.

We are subject to the risk that Fannie Mae and Freddie Mac may not be able to fully satisfy their guarantee obligations, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we expect to receive on the MBS in which we invest will be guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the agency securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

For 2007, both Fannie Mae and Freddie Mac reported substantial losses. Fannie Mae has publicly stated that it expects losses on guarantees of MBS to continue and expects significant increases in credit-related expenses and credit losses through 2008. Freddie Mac has publicly stated that it expects total credit losses to increase in 2008. If Fannie Mae and Freddie Mac continue to suffer significant losses, their ability to honor their respective MBS guarantees may be adversely affected. Further, any actual or perceived financial challenges at either Fannie Mae or Freddie Mac could cause the rating agencies to downgrade secured and unsecured securities issued by Fannie Mae and Freddie Mac. On January 9, 2008, Moody’s Investors Service, or Moody’s, placed Freddie Mac’s A- bank financial strength rating, which measures the likelihood it will require financial assistance from third parties, on review for possible downgrade. On February 28, 2008, Moody’s also placed Fannie Mae’s B+ bank financial strength rating on review for possible downgrade. Any failure to honor guarantees on MBS by Fannie Mae or Freddie Mac or any downgrade of securities issued by Fannie Mae or Freddie Mac by the rating agencies could cause a significant decline in the cash flow from, and the value of, any MBS we may own and we may then be unable to sell or finance agency securities on favorable terms or at all.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated June 29, 2007 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 2, 2007)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

Exhibit Number	Description

10.3	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.4	2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-, which became effective under the Act on April 11, 2008)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10. 8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Administrative Agreement dated October 14, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed with the SEC on November 14, 2002)

10.10	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.11	BT Management Operating Agreement dated November 3, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

Exhibit Number	Description

10.12	Management Agreement dated November 3, 2003 between BT Management and Belvedere Trust Mortgage Corporation (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, as filed with the SEC on November 13, 2003)

10.13	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.14	Assignment and Assumption of Sublease and Consent of Sublessor dated May 16, 2005 among Belvedere Trust, BT Management Holding Corporation and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.15	Guaranty of Sublease dated May 16, 2005 between Anworth and Keefe, Bruyette & Woods, Inc. (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005)

10.16	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.17	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.18	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.19	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.20	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 9, 2008	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2008	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)