Form 10-Q
period 2008-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2008-11-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact name of registrant as specified in its charter)

MARYLAND	52-2059785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1299 Ocean Avenue, Second Floor, Santa Monica, California 90401

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

At November 3, 2008, the registrant had 89,515,056 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,054,034	$4,478,983
Agency MBS at fair value	335,591	183,564

	5,389,625	4,662,547
Non-Agency MBS at fair value	11,361	42,714
Cash and cash equivalents	45,678	12,440
Interest and dividends receivable	27,299	25,618
Derivative instruments at fair value	8,631	1,791
Prepaid expenses and other assets	6,930	52,371
Assets of discontinued operations	—	38

	$5,489,524	$4,797,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$37,499	$40,892
Repurchase agreements	4,734,000	4,227,100
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	48,331	45,193
Dividends payable on Series A Cumulative Preferred Stock	1,011	1,011
Dividends payable on Series B Cumulative Convertible Preferred Stock	471	471
Dividends payable on common stock	—	6,765
Accrued expenses and other liabilities	3,935	1,317
Liabilities of discontinued operations	—	7,834

	$4,862,627	$4,367,963

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,150 and $30,150 respectively); 1,206 and 1,206 shares issued and outstanding, respectively	$28,096	$28,108

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 89,264 and 57,289 issued and outstanding, respectively	893	573
Additional paid-in capital	844,750	601,462
Accumulated other comprehensive loss consisting of unrealized losses and gains	(78,190)	(36,129)
Accumulated deficit	(214,049)	(209,855)

	$598,801	$401,448

	$5,489,524	$4,797,519

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income:
Interest on Agency MBS	$73,194	$60,823	$214,645	$185,530
Interest on Non-Agency MBS	320	1,011	1,060	4,327
Other income	126	302	653	368

	73,640	62,136	216,358	190,225

Interest expense:
Interest expense on repurchase agreements	43,846	56,854	137,218	174,550
Interest expense on junior subordinated notes	564	812	1,825	2,401

	44,410	57,666	139,043	176,951

Net interest income	29,230	4,470	77,315	13,274

Loss on sale of Agency MBS and Non-Agency MBS	(49)	(23,447)	(49)	(23,447)
Net loss on derivative instruments	(941)	(147)	(947)	(147)
Impairment charges on Non-Agency MBS	(34,083)	—	(34,083)	—
Expenses:
Compensation and benefits	(2,129)	(588)	(6,107)	(1,845)
Compensation—amortization of restricted stock	(51)	198	(152)	(101)
Write-off of common stock offering costs	(108)	—	(108)	—
Other expenses	(888)	(795)	(2,599)	(2,317)

Total expenses	(3,176)	(1,185)	(8,966)	(4,263)

(Loss) income from continuing operations	(9,019)	(20,309)	33,270	(14,583)
Loss from discontinued operations	—	(136,728)	—	(136,107)
Gain on disposition of discontinued operations	7,728	—	7,728	—

Net (loss) income	$(1,291)	$(157,037)	$40,998	$(150,690)

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(1,413)	(1,245)

Net (loss) income to common stockholders	$(2,773)	$(158,519)	$36,552	$(153,957)

Basic (loss) earnings per common share:
Continuing operations	$(0.12)	$(0.47)	$0.36	$(0.39)
Discontinued operations	0.09	(3.00)	0.10	(2.98)

Total basic (loss) earnings per common share	$(0.03)	$(3.47)	$0.46	$(3.37)

Diluted (loss) earnings per common share:
Continuing operations	$(0.12)	$(0.47)	$0.36	$(0.39)
Discontinued operations	0.09	(3.00)	0.10	(2.98)

Total diluted (loss) earnings per common share	$(0.03)	$(3.47)	$0.46	$(3.37)

Basic weighted average number of shares outstanding	86,381	45,640	79,452	45,657
Diluted weighted average number of shares outstanding	86,381	45,640	82,523	45,657

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$(209,855)		$401,448

Issuance of common stock		19,317		193	160,041						160,234
Other comprehensive income (loss), fair value adjustments						8,690	(14,096)	(60,614)		(66,020)	(66,020)
Net income									16,577	16,577	16,577

Total comprehensive loss										$(49,443)

DERs exercised					9						9
Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.282118 per Series B preferred share									(471)		(471)

Balance, March 31, 2008	1,876	76,606	$45,397	$766	$761,582	$22,941	$(21,099)	$(103,991)	$(194,760)		$510,836

Issuance of common stock		7,576		76	50,339						50,415
Other comprehensive income (loss), fair value adjustments						(30,183)	(837)	69,517		38,497	38,497
Net income									25,802	25,802	25,802

Total comprehensive income										$64,299

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.282118 per Series B preferred share									(471)		(471)
Dividend declared—$0.20 per common share									(16,185)		(16,185)

Balance, June 30, 2008	1,876	84,182	45,397	842	811,991	(7,242)	(21,936)	(34,474)	(186,625)		$607,953

Issuance of common stock		5,082		51	32,688						32,739
Other comprehensive income (loss), fair value adjustments						(30,707)	21,936	(5,767)		(14,538)	(14,538)
Net loss									(1,291)	(1,291)	(1,291)

Total comprehensive loss										$(15,829)

Reversal of prior net income of discontinued operations (Jan. 1—June 30)									(90)		(90)
Amortization of restricted stock					71						71
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.282118 per Series B preferred share									(471)		(471)
Dividend declared—$0.29 per common share									(24,561)		(24,561)

Balance, September 30, 2008	1,876	89,264	45,397	893	844,750	(37,949)	—	(40,241)	(214,049)		$598,801

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Activities:
Net (loss) income	$(1,291)	$(157,037)	$40,998	$(150,690)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	2,931	5,456	10,118	17,653
Impairment charges on Non-Agency MBS	34,083	—	34,083	—
Loss on sale of Agency MBS and Non-Agency MBS	49	23,447	49	23,447
Amortization of restricted stock	71	(178)	211	161
Loss on derivative instruments	941	147	947	147
Gain on disposition of discontinued operations	(7,728)	—	(7,728)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,495	4,038	(1,681)	3,219
(Increase) decrease in prepaid expenses and other	(2,035)	(23,242)	47,425	(20,824)
Increase (decrease) in accrued interest payable	4,406	(8,857)	(4,906)	(13,166)
(Decrease) increase in accrued expenses and other	(697)	(2,004)	2,627	(1,872)
Net cash (used in) provided by operating activities of discontinued operations	—	140,299	(44)	148,278

Net cash provided by (used in) operating activities	$32,225	$(17,931)	$122,099	$6,353

Investing Activities:
Available-for-sale Agency MBS:
Purchases	—	$(238,061)	$(1,568,755)	$(1,183,580)
Principal payments	215,955	328,178	752,370	1,022,908
Proceeds from sales	24,956	803,162	24,956	803,162
Available-for-sale Non-Agency MBS:
Purchases	—	—	—	(20,000)
Principal payments	678	4,615	4,273	19,577
Proceeds from sales	—	46,047	—	46,047
Net cash provided by investing activities of discontinued operations	—	129,318	—	392,152

Net cash provided by investing activities	$241,589	$1,073,259	$(787,156)	$1,080,266

Financing Activities:
Borrowings from repurchase agreements	$5,558,867	$6,790,862	$19,314,618	$22,173,194
Repayments on repurchase agreements	(5,798,367)	(7,658,634)	(18,807,718)	(22,822,610)
Proceeds from common stock issued, net	32,726	441	243,375	928
Proceeds from Series B Preferred Stock issued	—	1,242	—	28,108
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(471)	(449)	(1,413)	(773)
Common stock dividends paid	(24,561)	(2,284)	(47,511)	(5,477)
Net cash used in financing activities of discontinued operations	—	(171,896)	—	(443,211)

Net cash (used in) provided by financing activities	$(232,817)	$(1,041,729)	$698,318	$(1,072,874)

Net increase in cash and cash equivalents	$40,997	$13,599	$33,261	$13,745
Cash and cash equivalents at beginning of period	4,681	61	12,440	34
Add: net increase in cash of discontinued operations	—	(3,813)	(23)	(3,932)

Cash and cash equivalents at end of period	$45,678	$9,847	$45,678	$9,847

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$40,005	$66,513	$143,949	$190,117

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(1,291)	$(157,037)	$40,998	$(150,690)

Available-for-sale Agency MBS, fair value adjustment	(30,756)	30,471	(52,249)	19,993
Reclassification adjustment for losses on sales included in net loss	49	14,016	49	14,016
Available-for-sale Non-Agency MBS, fair value adjustment	(12,147)	(11,729)	(27,080)	(11,964)
Impairment charges on Non-Agency MBS	34,083	—	34,083	—
Reclassification adjustment for losses on sales included in net loss	—	9,431	—	9,431
Unrealized losses on cash flow hedges	(16,686)	(24,346)	(19,227)	(14,284)
Reclassification adjustment for interest expense (income) included in net income (loss)	10,919	(2,227)	22,363	(6,732)
BT Other MBS, fair value adjustment	—	16,680	—	(202)

	(14,538)	32,296	(42,061)	10,258

Comprehensive loss	$(15,829)	$(124,741)	$(1,063)	$(140,432)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency mortgage-backed securities, or Agency MBS. United States agency securities are securities that are obligations guaranteed by the United States government, such as Ginnie Mae, or federally sponsored enterprises such as Fannie Mae or Freddie Mac, which were placed in the conservatorship of the United States government in September 2008. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Change in Basis of Presentation

Since September 2007, we have presented both Belvedere Trust Mortgage Corporation and its subsidiaries, or Belvedere Trust (our former wholly-owned subsidiary), and BT Management (who provided the management services for Belvedere Trust) as discontinued operations as more fully described in Note 14. All prior period information is presented in the same manner for conformity.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the United States government, such as Ginnie Mae, or federally sponsored enterprises such as Fannie Mae or Freddie Mac, which were placed in the conservatorship of the United States government in September 2008. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that had been in a continuous unrealized loss position at September 30, 2008, aggregated by investment category and length of time:

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands except for number of securities)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	140	$2,645,731	$(35,635)	381	$540,038	$(19,475)	521	$3,185,769	$(55,109)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. This is not the case with respect to our Non-Agency MBS for which we recognized an impairment charge through earnings of approximately $34 million in the current reporting period and which is discussed in further detail in Note 2 to the accompany unaudited consolidated financial statements. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government or government sponsored agencies. As we have the ability and intent to hold the Agency MBS investments until a recovery of fair value up to (or beyond) its cost, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2008.

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. We are operating in an environment where economic conditions have already caused several large financial institutions involved in repurchase financing of MBS to either have been acquired by other institutions or to have filed bankruptcy.

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

We are exposed to credit losses in the event of non-performance by counterparties to these swap agreements. Current economic conditions have already caused several large financial institutions that could potentially serve as swap agreement counterparties to file for bankruptcy, presumably resulting in the non-performance of their obligations under any swap agreements they may have been counterparties to at such time. In order to limit credit risk associated with non-performance of swap agreement counterparties, our current policy is to only purchase swap agreements from financial institution counterparties rated A or better by at least one of the rating agencies, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty. However, no assurance can be given that our financial institution counterparties will be able to perform their obligations under our swap agreements with them.

Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, as amended by Statement of Financial Accounting Standards Statement No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or SFAS No. 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by SFAS No. 133.

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

Credit Risk

At September 30, 2008, we had limited our exposure to credit losses on our mortgage assets by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period.

Our Non-Agency MBS portfolio does not have the backing of Fannie Mae or Freddie Mac. Payment of principal and interest is dependent on the performance of the underlying loans, which are subject to borrower default and possible losses.

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

The possible tax effect of the sales of securities in 2007 and our investment in and loan to Belvedere Trust appears in Note 6 to the accompanying unaudited financial statements.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals exist as of September 30, 2008. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are open to examination by taxing authorities for all years after 2002. Although the Internal Revenue Service, or the IRS, has closed their 2004 and 2005 exams in January 2007 for our taxable REIT subsidiary, those two years technically remain open under the statute of limitations.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the consolidated balance sheets using the guidance in Emerging Issues Task Force, or EITF, Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to cause us to repurchase the preferred stock for cash if certain events occur. As repurchase under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity in the accompanying unaudited consolidated financial statements.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(Loss) income from continuing operations	$(9,019)	$(20,309)	$33,270	$(14,583)
Loss from discontinued operations	—	(136,728)	—	(136,107)
Gain on disposition of discontinued operations	7,728	—	7,728	—

Net (loss) income	$(1,291)	$(157,037)	$40,998	$(150,690)

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(1,413)	(1,245)

Net (loss) income to common stockholders	$(2,773)	$(158,519)	$36,552	$(153,957)

Basic (loss) earnings per common share:
Continuing operations	$(0.12)	$(0.47)	$0.36	$(0.39)
Discontinued operations	0.09	(3.00)	0.10	(2.98)

Total basic (loss) earnings per common share	$(0.03)	$(3.47)	$0.46	$(3.37)

Diluted (loss) earnings per common share:
Continuing operations	$(0.12)	$(0.47)	$0.36	$(0.39)
Discontinued operations	0.09	(3.00)	0.10	(2.98)

Total diluted (loss) earnings per common share	$(0.03)	$(3.47)	$0.46	$(3.37)

Basic weighted average number of shares outstanding	86,381	45,640	79,452	45,657
Diluted weighted average number of shares outstanding (1)(2)	86,381	45,640	82,523	45,657

(1)	During the three months ended September 30, 2007, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution was approximately 2.9 million. During the nine months ended September 30, 2007, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution was 2.8 million.
(2)	During the three and nine months ended September 30, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.5464 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued a Staff Position, or FSP, No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP No. 140-3. Its objective is to provide guidance on the accounting for a transfer of a financial asset and repurchase financing. Unless the initial transaction meets certain criteria that are defined in this FSP, it must be evaluated to determine whether it meets the requirements for sale accounting under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If it does not meet the requirements for sales accounting under SFAS 140, it must be accounted for based on the economics of the combined transaction, which generally represents a forward contract. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” should be used to evaluate whether the linked transaction must be accounted for as a derivative. FSP No. 140-3 is effective for our financial statements for the fiscal year beginning January 1, 2009 and thereafter. We do not believe that FSP No. 140-3 will have a material impact on our financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in dividends with common shareholders (considered to be participating securities) and must be included in computing basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for our financial statements beginning January 1, 2009. FSP No. EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per share computations to reflect FSP No. EITF 03-6-1’s provisions. We do not believe that FSP No. EITF 03-6-1 will have a material impact on our financial statements.

On September 12, 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161.” As the credit derivatives market has expanded significantly in recent years, financial statement users have expressed concerns that the current disclosure requirements for credit derivatives and certain guarantees do not adequately address the potential adverse effects of changes in credit risk on the financial performance, financial position and cash flows of the sellers of credit derivatives and certain guarantees. This FSP amends FASB Statement No. 133 to require additional disclosures by sellers of credit derivatives. This FSP also amends FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to require an additional disclosure about the current status of the payment/performance risk of a guarantee. This FSP is effective for all reporting periods (annual or interim) ending after November 15, 2008. We do not believe that this FSP will have a material impact on our financial statements, as we do not engage in any credit derivatives or credit-risk-related guarantees.

On September 30, 2008, the U.S. Securities and Exchange Commission, or SEC, and FASB jointly issued guidance clarifying fair value measurement in FASB Statement No. 157, “Fair Value Measurement,” or FASB No. 157. When an active market for a security does not exist, the use of management estimates that incorporate current market participant expectations of future cash flows, and include appropriate risk premiums, is acceptable. Broker quotes may be an input when measuring fair value, but are not necessarily determinative if an active market does not exist for the security. When markets are less active, brokers may rely more on models with inputs based on available information. The determination of whether a market is active or not requires analysis and significant judgment. On October 10, 2008, the FASB issued FSP No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” This FSP amends FASB No. 157 and clarifies its application in an inactive market. This FSP specifically states that the guidance in it is consistent with the joint guidance issued by the SEC and the FASB on September 30, 2008. This FSP is effective as of its date of issuance (October 10, 2008) and is also effective for prior periods for which financial statements have not been issued (e.g. September 30, 2008) as of the date of its issuance. Revisions to fair value estimates resulting from the adoption of this FSP must be accounted for as a change in accounting estimate under FASB Statement No. 154, “Accounting Changes and Error Corrections.” We do not expect this FSP to have a material effect on our financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2008 and December 31, 2007, which are carried at their fair value (amounts in thousands):

September 30, 2008

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$28,455	$1,329,347	$4,060,854	$5,418,656
Paydowns receivable		—	8,918	—	8,918
Unrealized gains		—	7,465	9,695	17,160
Unrealized losses		(1,353)	(11,090)	(42,666)	(55,109)

Fair value		$27,102	$1,334,640	$4,027,883	$5,389,625

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$861,656	$3,497,598	$1,051,199	$8,203	$5,418,656
Paydowns receivable	5,406	3,512	—	—	8,918
Unrealized gains	667	9,455	7,038	—	17,160
Unrealized losses	(19,754)	(24,348)	(10,774)	(233)	(55,109)

Fair value	$847,975	$3,486,217	$1,047,463	$7,970	$5,389,625

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$45,444
Paydowns receivable	—
Unrealized gains	—
Unrealized losses, taken through earnings as impairment charge	(34,083)

Fair value	$11,361

At September 30, 2008, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 3.45%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

During the quarter ended September 30, 2008, the fair value of our Non-Agency MBS portfolio declined to approximately $11.4 million from a fair value of approximately $24.2 million at June 30, 2008. While our Non-Agency MBS portfolio has experienced no realized losses to date, credit performance on the underlying mortgage loan collateral deteriorated during the quarter ended September 30, 2008. It is currently our assessment that our Non-Agency MBS portfolio is likely to experience realized losses at some point in the future if current difficult conditions in the mortgage finance and residential real estate markets do not improve significantly.

At September 30, 2008, the securities in our Non-Agency MBS portfolio continued to be rated AAA by Standard & Poor’s and Moody’s. On October 6, 2008, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was downgraded from AAA to BB by Standard & Poor’s. On October 30, 2008, a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from AAA to B by Standard & Poor’s.

For the three months ended September 30, 2008, we have recognized through earnings an impairment charge of approximately $34 million on the Non-Agency MBS. Of this amount, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we currently believe this decline in fair value is likely to be other-than-temporary, we have recognized an impairment charge to write these bonds down to estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment was based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

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

At December 31, 2007, our Non-Agency MBS portfolio consisted of floating-rate CMOs with an average coupon of 5.11%, which were acquired at par value.

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance the acquisition of most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our Agency MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at September 30, 2008, our repurchase agreements had a weighted average term to maturity of 35 days and a weighted average borrowing rate of 2.93%. After adjusting for interest rate swap transactions, the weighted average term to the next rate adjustment was 467 days with a weighted average borrowing rate of 3.78%. At September 30, 2008, Agency MBS with a fair value of approximately $5.0 billion had been pledged as collateral under the repurchase agreements.

Relative to our Agency MBS portfolio, at December 31, 2007, our repurchase agreements had a weighted average term to maturity of 49 days and a weighted average borrowing rate of 4.91%. After adjusting for interest rate swap transactions, the weighted average term to the next rate adjustment was 418 days with a weighted average borrowing rate of 4.77%. At December 31, 2007, Agency MBS with a fair value of approximately $4.48 billion had been pledged as collateral under the repurchase agreements.

At September 30, 2008 and December 31, 2007, the repurchase agreements had the following remaining maturities (in thousands):

	September 30, 2008	December 31, 2007
Overnight	$—	$—
Less than 30 days	2,706,000	2,035,000
30 days to 90 days	1,908,000	1,997,100
Over 90 days to less than 1 year	120,000	75,000
1 year to 2 years	—	120,000
Demand	—	—

	$4,734,000	$4,227,100

One of our repurchase agreement counterparties, Lehman Brothers Inc., was placed under the conservatorship of the Securities Investor Protection Corporation, or the SIPC, on September 19, 2008. At the direction of the SIPC trustee, one outstanding repurchase agreement borrowing with Lehman Brothers Inc. was closed out as of that date, resulting in a receivable of approximately $1.9 million due us from Lehman Brothers Inc. While we do not believe that a loss is probable on this receivable, if the full amount of this receivable is not paid to us during the SIPC conservatorship process, we may record a loss in future periods. In addition, we have recorded a realized loss of approximately $49 thousand related to the closing out of the repurchase agreement borrowing, which reflects the difference between the fair value and the amortized cost basis of the securities collateralizing the repurchase agreement borrowing with Lehman Brothers Inc.

NOTE 4. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under FIN 46 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

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

At September 30, 2008, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,389,625	$—	$5,389,625
Non-Agency MBS	—	11,361	—	11,361
Derivative instruments	—	8,631	—	8,631
Liabilities:
Derivative instruments	$—	$48,331	$—	$48,331

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in the unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as such, the carrying value approximates fair value.

NOTE 6. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

The loss from the sales of our MBS in 2007 are capital losses and can only be offset against future capital gains within five years. Belvedere Trust was assigned for the benefit of its creditors to an independent third party in September 2008, such that we are now able to write-off our initial investment of $100 million in Belvedere Trust for tax purposes. This would be treated, for tax purposes, as a capital loss and can only be offset against future capital gains within five years. Additionally, for tax purposes, our intercompany loan of approximately $42.8 million to Belvedere Trust may be treated as a bad debt deduction in 2008, which could reduce our taxable income.

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through September 30, 2008, the Series B Preferred Stock was convertible at a conversion rate of 2.5464 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with our holders of the Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2008, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

During the three months ended September 30, 2008, one of our stockholders elected to convert 500 shares of Series B Preferred Stock into 1,273 shares of our common stock (based on the then current conversion rate of 2.5464).

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

At our annual meeting of stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the three months ended September 30, 2008, we issued approximately 1.8 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $11.1 million.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and recognized net proceeds of approximately $136.3 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On June 29, 2007, we entered into a Controlled Equity Offering Sales Agreement, or the 2007 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to reinstate and modify a controlled equity offering program, or the Program, under which Cantor acts as sales agent. On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor. Under the Program, we sell from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended September 30, 2008, we sold 3.235 million shares of our common stock under the Program, which provided net proceeds to us of approximately $21.6 million. The sales agent received an aggregate of approximately $427 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At September 30, 2008, there were 11,837,900 shares available under the 2008 Sales Agreement.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. As of September 30, 2008, approximately $201.7 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan. To date, we have issued 2.296 million shares under the 2004 Equity Plan. This amount includes 1.615 million shares of unexercised stock options.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation). During the three months ended September 30, 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At September 30, 2008, there was a negative incentive compensation accrual carried forward of $20.2 million.

Employment Agreements

Pursuant to the terms of their employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Executive Vice President and Heather U. Baines serves as our Executive Vice President. Lloyd McAdams receives a $925 thousand annual base salary, Joseph E. McAdams receives a $700 thousand annual base salary and Heather U. Baines receives a $60 thousand annual base salary. These agreements automatically renew each year unless written notice is provided by either party six months prior to the end of the current term.

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

•

in the event any of the three executives is terminated without “cause” or if they terminate for “good reason”, or in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under the employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i)the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii)the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three-year period following her termination;

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment if such termination is in connection with a change in control; and

•	Lloyd McAdams and Joseph E. McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control.

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

As designed by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution to the Executives can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500 thousand is available. If the ROAE is 8% or greater, then the pool is $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. The Compensation Committee has the discretionary right to adjust downward the amount available for distribution from the Executives’ bonus pool by as much as 10% in any given year, based upon its assessment of factors including our leverage, stability of book value of the common stock and price per share of our common stock relative to other industry participants. Of the aggregate amount available for distribution from the Executives’ bonus pool, the Compensation Committee bases annual bonus allocation to each of the Executives on its assessment of the performance of each Executive.

In order to further align the performance of the Executives with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that (1) with respect to 2008, at least 50% of the annual performance-based bonus amount to be distributed to an Executive over $100 thousand would be paid in restricted shares of common stock (the “Restricted Shares”) and (2) with respect to each year thereafter, at least 50% of any annual performance-based bonus amount over $100 thousand will be paid in Restricted Shares. In addition, neither Executive will be permitted to sell or otherwise transfer any Restricted Shares during the Executive’s employment with us until the value of the Executive’s stock holdings in the company exceeds a seven and one-half times multiple of the Executive’s base compensation and, once this threshold is met, only to the extent that the value of the Executive’s holdings exceeds that multiple.

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

Our Principal Executive Officer (Lloyd McAdams) and Chief Investment Officer (Joseph E. McAdams) may receive incentive compensation pursuant to the terms of their employment agreements as detailed above. The Compensation Committee, in its discretion, may provide additional incentive compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional incentive compensation may be provided in consideration of the company’s execution of our business and strategic plan. During the three months ended September 30, 2008, we did not pay any additional incentive compensation to Messrs. Lloyd McAdams or Joseph E. McAdams.

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Principal Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Evangelos Karagiannis, our Vice President and Portfolio Manager, and Bistra Pashamova, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees, in the event that a change in control occurs, a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change in control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for, upon a change in control, accelerated vesting of equity awards granted to these officers and employees.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $52.58 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2008, we paid $120 thousand and $260 thousand, respectively, in rent to PIA under the sublease which is included in “Other expenses” on the consolidated Statements of Income. During the three and nine months ended September 30, 2007, we paid $70 thousand and $206 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2008	2009	2010	2011	2012	Total Commitment
Commitment	$72,293	$293,515	$302,332	$311,414	$158,012	$1,137,566

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA. A copy of that Agreement is filed as Exhibit 10.18 to this Current Report on Form 10-Q. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated Statements of Income are fees of $105 thousand and $255 thousand paid to PIA in connection with this agreement during the three and nine months ended September 30, 2008. During the three and nine months ended September 30, 2007, we paid fees of $65 thousand and $179 thousand, respectively, to PIA in connection with this agreement.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Principal Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Principal Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Principal Executive Officer, and Joseph E. McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year. For the nine months ended September 30, 2008, neither of the participants in the Deferred Compensation Plan have elected to defer any compensation.

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

NOTE 10. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2008, 1,204,402 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing price of our common stock on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the subsequent three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after the earlier to occur of the termination of employment with us or upon the tenth anniversary of the effective date.

During the three months ended September 30, 2008, we expensed approximately $51 thousand relating to these two restricted stock grants.

At our annual meeting of stockholders held on May 24, 2007, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the DER Plan. On February 22, 2008, a

grant of an aggregate of 300 thousand DERs under the DER Plan was issued to certain of our employees and officers. During the three months ended September 30, 2008, we paid $87 thousand as compensation related to these grants. These DERs are not attached to any stock and only have the right to receive the same cash distribution distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant.

NOTE 11. HEDGING INSTRUMENTS

At September 30, 2008, we were a counterparty to swap agreements, which are derivative instruments as defined by SFAS No. 133 and SFAS No. 138, with an aggregate notional amount of $2.78 billion and a weighted average maturity of 2.2 years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

At September 30,2008, there was a decrease in unrealized losses of $3.2 million on our swap agreements, from $43.4 million of unrealized losses at December 31, 2007 to unrealized losses of $40.2 million, included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $19.2 million and a reclassification adjustment of $22.4 million for interest expense included in net income).

During the three months ended September 30, 2008, there was a loss of approximately $0.9 million recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is expected to be amortized into interest expense over the remaining term of the related hedged borrowings. We currently have a payable to LBSF equal to $780 thousand, which is the difference between the fair value of the swap agreements at termination, including accrued interest payable, and the collateral held by LBSF.

NOTE 12. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA as more fully described in Note 9.

NOTE 13. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in thousands)
Legal and accounting fees	$132	$176	$496	$543
Printing and stockholder communications	7	23	116	124
Directors and Officers insurance	138	91	398	279
Software and implementation	58	52	172	165
Administrative service fees	105	65	255	179
Rent	120	70	260	206
Stock exchange and filing fees	64	48	201	105
Custodian fees	42	40	121	98
Sarbanes-Oxley consulting fees	24	2	59	58
Board of directors fees and expenses	118	146	264	296
Securities data services	26	26	78	91
Other	54	56	179	173

Total of other expenses:	$888	$795	$2,599	$2,317

NOTE 14. DISCONTINUED OPERATIONS

In September 2008, Belvedere Trust and BT Management were assigned for the benefit of their creditors to an independent third party. As control of these operations has now been turned over to this third party, Belvedere Trust and BT Management have been deconsolidated. We recognized a gain on the disposition of discontinued operations of approximately $7.7 million. As a result, there were no remaining assets or liabilities at September 30, 2008. At December 31, 2007, there was approximately $38 thousand in assets of discontinued operations and approximately $7.8 million in liabilities of discontinued operations.

NOTE 15. SUBSEQUENT EVENTS

On October 16, 2008, we declared a common stock dividend of $0.25 per share which is payable on November 19, 2008 to our holders of record of common stock as of the close of business on October 31, 2008. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.5464 shares of our common stock to 2.6857 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.44 and (2) the annualized common stock dividend yield was 18.3756%.

On October 16, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2008.

On October 16, 2008, our board of directors had authorized us to acquire up to 3 million shares of our common stock. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price, timing and liquidity and also subject to maintaining adequate corporate liquidity. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q, or Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, that discuss our business and financial results in greater detail.

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

As used in this Report, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

General

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency mortgage-backed securities, or MBS, which are obligations guaranteed by the United States government, such as Ginnie Mae, or federally sponsored enterprises such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2008, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2007 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During the past several months, the credit and liquidity problems surrounding the mortgage markets and impacting the U.S. economy generally have deepened, placing severe pressure on liquidity and asset values. Several large U.S. financial and investment institutions were either seized by federal regulators (Bear Stearns, IndyMac Bancorp and Washington Mutual) or, after experiencing financial difficulties, were acquired by other large companies (Wachovia Corporation was acquired by Wells Fargo & Company). Lehman Brothers Holdings Inc., a

major investment bank, experienced a major liquidity crisis and declared bankruptcy. On September 16, 2008, the U.S. government announced that it would lend approximately $85 billion to American International Group to avert a similar liquidity crisis and potential bankruptcy. At the end of September 2008 and in early October 2008, several large European banks all received either assistance from their respective governments or were acquired by other large global banks.

In response, the U.S. government and other governments have taken various actions. On September 7, 2008, the U.S. government placed Fannie Mae and Freddie Mac under its conservatorship as part of the recent enactment of the Housing and Economic Recovery Act of 2008, or the Act. The Act also seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. The Emergency Economic Stabilization Act of 2008, or EESA, was also recently enacted. The EESA provides the U.S. Secretary of the Treasury with various authority including to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential and commercial mortgages; to inject capital first into the country’s largest banks and potentially to thousands of the country’s smaller banks, if needed; and increases FDIC deposit insurance limits temporarily (until December 2009) from $100 thousand to $250 thousand. Other global governments have injected capital into troubled institutions in their countries, made loans, made promises of continued liquidity funding and have also worked with large institutions to acquire troubled institutions. Recently, the U.S. government and other governments of more economically developed countries (such as New Zealand, Australia, Japan and Saudi Arabia) have all instituted interest rate cuts to help stimulate their economies.

Although these various actions by both the U.S. government and other governments are intended to protect financial institutions, their respective economies and their housing markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets. We cannot predict whether or when these actions or future actions by both the U.S. government and other governments could have on our business, results of operations and financial conditions.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS.

At September 30, 2008, we had total assets of $5.5 billion. Our Agency MBS portfolio, consisting of $5.4 billion, was distributed as follows: 16% adjustable-rate Agency MBS, 65% hybrid adjustable-rate Agency MBS, 19% fixed-rate Agency MBS and less than 1% floating-rate Agency CMOs. Our Non-Agency MBS portfolio consisted of $11.4 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at the fiscal quarter ended September 30, 2008 was approximately $550 million, or $6.16 per share, based on 89.3 million shares of common stock outstanding at quarter end. The $550 million equals total stockholders’ equity of $599 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the three months ended September 30, 2008, we reported a net loss of $1.3 million. Our net loss to common stockholders was $2.8 million, or $(0.03) per diluted share. This consisted of our net loss of $1.3 million and the payment of preferred stock dividends of approximately $1.5 million. This net loss includes an approximately $34.1 million impairment charge on Non-Agency MBS, a net loss on derivative instruments of approximately $0.9 million and a gain on the disposition of discontinued operations of approximately $7.7 million. Net income excluding the impairment charge on Non-Agency MBS and the gain on the disposition of discontinued operations would have been $23.6 million or $0.27 per diluted share, based on an average of 89.4 million shares outstanding.

Results of Operations

Three Months Ended September 30, 2008 Compared to September 30, 2007

For the three months ended September 30, 2008, our net loss was $1.3 million. Our net loss to common stockholders was $2.8 million, or $(0.03) per diluted share, based on an average of 86.4 million shares outstanding. This consisted of our net loss of $1.3 million and the payment of preferred stock dividends of approximately $1.5 million. This net loss includes an approximately $34.1 million impairment charge on Non-Agency MBS, a net loss on derivative instruments of approximately $0.9 million and a gain on the disposition of discontinued operations of approximately $7.7 million. Net income excluding the impairment charge on Non-Agency MBS and the gain on the disposition of discontinued operations would have been $23.6 million or $0.27 per diluted share, based on an average of 89.4 million shares outstanding.

For the three months ended September 30, 2007, our net loss was $157.0 million. Our net loss to common stockholders was $158.5 million, or $(3.47) per diluted share, based on an average of 45.6 million shares outstanding. The loss for the three months ended September 30, 2007 included a loss from continuing operations of $20.3 million, which includes a loss of approximately $23.4 million on the sale of $904 million of our Agency MBS and Non-Agency MBS. The 2007 loss also included a loss from discontinued operations of $136.7 million due primarily to losses on sales and an impairment charge on Belvedere Trust’s assets.

Net interest income for the three months ended September 30, 2008 was $29.2 million, or 38% of gross income from continuing operations, compared to $4.5 million, or 6.7% of gross income from continuing operations, for the three months ended September 30, 2007. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended September 30, 2008 was $73.6 million, compared to $62.1 million for the three months ended September 30, 2007, an increase of 19%. The increase in interest income is due primarily to the increase in our investments in Agency MBS (based on the leverage on approximately $243 million in capital raised during the nine months ended September 30, 2008). Interest expense for the three months ended September 30, 2008 was $44.4 million, compared to $57.7 million for the three months ended September 30, 2007, a decrease of 23%. This decrease was due primarily to the decrease in short-term interest rates.

During the three months ended September 30, 2008, premium amortization expense decreased $2.6 million, or 47%, from $5.5 million during the three months ended September 30, 2007 to $2.9 million, which was due primarily to the decrease in the constant prepayment rate of our MBS investments.

The table below shows the approximate constant prepayment rate of our MBS for each of the following quarters:

	2008			2007
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	18%	18%	14%	24%	25%	23%

For the three months ended September 30, 2008, there was a net loss on derivative instruments of approximately $0.9 million due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $147 thousand for the three months ended September 30, 2007.

Total expenses were $3.2 million for the three months ended September 30, 2008, compared to $1.2 million for the three months ended September 30, 2007. The increase of $2.0 million in total expenses was due to an increase in compensation and benefits of $1.541 million (due primarily to increases in executives’ and other employees’ salaries of $291 thousand and an accrual for year-end 2008 additional compensation of $1.250 million), the write-off or common stock offering costs of $108 thousand, an increase in “Other expenses” of $93 thousand, and an increase in amortization of restricted stock of $249 thousand.

Nine Months Ended September 30, 2008 Compared to September 30, 2007

For the nine months ended September 30, 2008, our net income was $41.0 million. Our net income available to common stockholders was $36.6 million, or $0.46 per diluted share, based on an average of 82.5 million shares outstanding. This consisted of our net income of $41.0 million less the preferred dividends of approximately $4.4 million. This net loss includes an approximately $34.1 million impairment charge on Non-Agency MBS, a net loss on derivative instruments of approximately $0.9 million and a gain on the disposition of discontinued operations of approximately $7.7 million. Net income excluding the impairment charge on Non-Agency MBS and the gain on the disposition of discontinued operations would have been approximately $62.9 million, or $0.78 per diluted share, based on an average of 82.5 million shares outstanding. For the nine months ended September 30, 2007, our net loss was $150.7 million. Our net loss to common stockholders was $154.0 million, or $(3.37) per diluted share, based on an average of 45.7 million shares outstanding. The loss for the nine months ended September 30, 2007 included a loss from continuing operations of $14.6 million, which includes a loss of approximately $23.4 million on the sale of $904 million of our Agency MBS and Non-Agency MBS. The 2007 loss also included a loss from discontinued operations of $136.1 due primarily to losses on sales and an impairment charge on Belvedere Trust’s assets.

Net interest income for the nine months ended September 30, 2008 was $77.3 million, or 34% of gross income from continuing operations, compared to $13.3 million, or 6.4% of gross income from continuing operations, for the nine months ended September 30, 2007. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the nine months ended September 30, 2008 was $216.4 million, compared to $190.2 million for the nine months ended September 30, 2007, an increase of 14%. The increase in interest income is due primarily to the increase in our investments in Agency MBS (based on the leverage on approximately $243 million in capital raised during the nine months ended September 30, 2008). Interest expense for the nine months ended September 30, 2008 was $139.1 million, compared to $177 million for the nine months ended September 30, 2007, a decrease of 21%. This decrease was due primarily to the decrease in short-term interest rates.

For the nine months ended September 30, 2008, there was a net loss on derivative instruments of approximately $0.9 million due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $147 thousand for the nine months ended September 30, 2007.

During the nine months ended September 30, 2008, premium amortization expense decreased $7.6 million, or 43%, from $17.7 million during the nine months ended September 30, 2007 to $10.1 million, which was due primarily to the decrease in the constant prepayment rate of our MBS investments.

Total expenses were $9.0 million for the nine months ended September 30, 2008, compared to $4.3 million for the nine months ended September 30, 2007. The increase of $4.7 million in total expenses was due to an increase in compensation and benefits of $4.26 million (due primarily to increases in executives’ and other employees’ salaries of $835 thousand and an accrual for year-end 2008 additional compensation of $3.425 million), the write-off or common stock offering costs of $108 thousand, an increase in “Other expenses” of $282 thousand and an increase in amortization of restricted stock of $51 thousand.

Reconciliation of Non-GAAP Financial Measures

The results of operations for the three months and nine months ended September 30, 2008 contains disclosure relating to net income available to common stockholders excluding two items: (1) a $34.1 million impairment charge on Non-Agency MBS and (2) a $7.7 million gain on the disposition of discontinued operations. This disclosure may constitute a non-GAAP financial measure within the meaning of Regulation G promulgated by the SEC. The table below presents the reconciliation of net loss to common stockholders to net income excluding the impairment charge on Non-Agency MBS and the gain on disposition of discontinued operations. The Company’s management believes that this financial measure, when considered together with our GAAP financial measures, provides information that is useful to investors in understanding period-over-period operating results. Management also believes that this financial measure enhances the ability of investors to analyze the Company’s operating trends and to better understand its operating performance. This financial measure should not be used as a substitute in assessing the Company’s results of operations and financial condition at September 30, 2008. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

A reconciliation of the Company’s earnings excluding the impairment charge on Non-Agency MBS and the gain on disposition of discontinued operations for the three months and nine months ended September 30, 2008 with the most directly comparable financial measure calculated in accordance with GAAP is as follows: (in thousands of dollars, except for per share amounts):

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
		(Per Share)		(Per Share)
Net income (loss) to common stockholders	$(2,773)	$(0.03)	$36,552	$0.46
Add: impairment charge on Non-Agency MBS	34,083		34,083
Less: gain on disposition of discontinued operations	(7,728)		(7,728)

Net income excluding impairment charge on Non-Agency MBS and gain on disposition of discontinued operations	$23,582		$62,907

Basic earnings per share after exclusions		$0.27		$0.79
Diluted earnings per share after exclusions		$0.27		$0.78
Basic weighted average number of shares outstanding	86,381		79,452
Diluted weighted average number of shares outstanding(1)	89,451		82,523

(1)	During the three and nine months ended September 30, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.5464 shares of common stock and adding back the Series B Preferred Stock dividend.

Financial Condition

Agency MBS Portfolio

At September 30, 2008, we held agency mortgage assets whose amortized cost was approximately $5.42 billion, consisting primarily of $4.36 billion of adjustable-rate Agency MBS, $1.05 billion of fixed-rate Agency MBS and $8.2 million of floating-rate Agency CMOs. This amount represents an approximately 17% increase from the $4.63 billion in amortized cost held at December 31, 2007. Of the adjustable-rate Agency MBS owned by us, approximately 20% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 80% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at September 30, 2008 and December 31, 2007, classified by type of issuer (dollar amounts in thousands):

	September 30, 2008		December 31, 2007
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,027,883	74.7%	$3,412,030	73.2%
Freddie Mac (FHLMC)	1,334,640	24.8	1,215,291	26.1
Ginnie Mae (GNMA)	27,102	0.5	35,226	0.7

Total Agency MBS:	$5,389,625	100.0%	$4,662,547	100.0%

The following table classifies our portfolio of Agency MBS owned at September 30, 2008 and December 31, 2007 by type of interest rate index (dollar amounts in thousands):

	September 30, 2008		December 31, 2007
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$7,971	0.2%	$9,369	0.2%
Six-month LIBOR	46,097	0.9	52,366	1.1
One-year LIBOR	3,756,197	69.7	3,203,408	68.7
Six-month Certificate of Deposit	1,737	—	2,101	0.1
Six-month Constant Maturity Treasury	687	—	766	—
One-year Constant Maturity Treasury	489,924	9.1	530,614	11.4
Cost of Funds Index	39,549	0.7	44,516	0.9
Fixed-rate	1,047,463	19.4	819,407	17.6

Total Agency MBS:	$5,389,625	100.0%	$4,662,547	100.0%

The fair values indicated above do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired.

At September 30, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.58%. The average coupon of the adjustable-rate securities was 5.44%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.80% and the floating-rate CMOs average coupon was 3.30%. At December 31, 2007, our total Agency MBS portfolio had a weighted average coupon of 5.91%. The average coupon of the adjustable-rate securities was 6.10%, the hybrid average coupon was 5.85%, the fixed-rate securities average coupon was 5.92% and the floating-rate CMOs average coupon was 5.84%.

At September 30, 2008, the average amortized cost of our Agency MBS was 101.22%, the average amortized cost of our adjustable-rate MBS was 101.35% and the average amortized cost of our fixed-rate MBS was 100.69%. Relative to our Agency MBS portfolio at September 30, 2008, the average interest rate on our outstanding repurchase agreements was 2.93% and the average days to maturity was 35 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.78% and the weighted average term to next rate adjustment was 467 days.

At December 31, 2007, the average amortized cost of our Agency MBS was 101.23%, the average amortized cost of our adjustable-rate MBS was 101.30% and the average amortized cost of our fixed-rate MBS was 100.88%. Relative to our Agency MBS portfolio, at December 31, 2007, the average interest rate on outstanding repurchase agreements was 4.91% and the average days to maturity was 49 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 4.77% and the weighted average term to next rate adjustment was 418 days.

At September 30, 2008 and December 31, 2007, the unamortized net premium paid for our Agency MBS was $66 million and $56 million, respectively.

At September 30, 2008, the current yield on our Agency MBS portfolio was 5.51%, based on a weighted average coupon of 5.58% divided by the average amortized cost of 101.22%. At December 31, 2007, the current yield on our Agency MBS portfolio was 5.84%, based on a weighted average coupon of 5.91% divided by the average amortized cost of 101.23%.

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

Non-Agency MBS Portfolio

At September 30, 2008, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 3.45%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

During the quarter ended September 30, 2008, the fair value of our Non-Agency MBS portfolio declined to approximately $11.4 million from a fair value of approximately $24.2 million at June 30, 2008. While our Non-Agency MBS portfolio has experienced no realized losses to date, credit performance on the underlying mortgage loan collateral deteriorated during the quarter ended September 30, 2008. It is currently our assessment that our Non-Agency MBS portfolio is likely to experience realized losses at some point in the future if current difficult conditions in the mortgage finance and residential real estate markets do not improve significantly.

At September 30, 2008, the securities in our Non-Agency MBS portfolio continued to be rated AAA by Standard & Poor’s and Moody’s. On October 6, 2008, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was downgraded from AAA to BB by Standard & Poor’s. On October 30, 2008, a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from AAA to B by Standard & Poor’s.

For the three months ended September 30, 2008, we have recognized through earnings an impairment charge of approximately $34 million on the Non-Agency MBS. Of this amount, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we currently believe this decline in fair value is likely to be other-than-temporary, we have recognized an impairment charge to write these bonds down to estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment was based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

The table below provides additional details regarding our Non-Agency MBS portfolio at September 30, 2008:

Non-Agency MBS at fair value	$11.36 million
Principal balance of Non-Agency MBS	$45.44 million
Original principal balance of Non-Agency MBS	$60 million

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	77.4%

Weighted average original loan-to-value (LTV)	69%
Weighted average original LTV adjusted for loan amortization	73%

California loans (1)	68%
Pay-option ARM loans (1)	100%
2006 loan originations (1)	99%

3-month CPR	7.4%

Loans in foreclosure (1)	5.3%
Real estate owned (REO) (1)(2)	1.9%
Total seriously delinquent (1)(3)	9.2%
Realized losses (as percentage of original collateral balance)	0.3%

Information on Subordination Levels of Non-Agency MBS Securitizations (4)
Average securitization principal subordinate to Anworth-owned tranches	9.7%
Average securitization principal of Anworth-owned tranches	15.2%
Average securitization principal senior to Anworth-owned tranches	75.1%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now real estate owned.
(3)	Includes 90+ days delinquent plus foreclosures plus REO.
(4)	Weighted average as percentage of collateral loan principal at September 30, 2008.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements would be entered into to try to reduce interest rate risk and would be designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2008, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by SFAS No. 133 and SFAS No. 138, with an aggregate notional amount of $2.78 billion and a weighted average maturity of 2.2 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2008, there were unrealized losses of approximately $41.2 million on our swap agreements due to the decline in the estimated market value based on current market conditions.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, which, relative to our Agency MBS portfolio, totaled $4.73 billion at September 30, 2008. As collateral for these repurchase agreements, we have pledged approximately $5.0 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2008 consisted of payments of principal from our Agency MBS portfolio, which were approximately $216 million. For the three months ended September 30, 2008, there was a net increase in cash and cash equivalents of approximately $41 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2008 was approximately $32.2 million. This is comprised primarily of the net loss of $1.3 million and adding back the following non-cash items: an impairment charge on Non-Agency MBS of approximately $34.1 million, a net loss on derivative instruments of approximately $0.9 million, the amortization of premium and discounts of approximately $2.9 million less the gain on disposition of discontinued operations of approximately $7.7 million;

•

Net cash provided by investing activities for the three months ended September 30, 2008 was approximately $241.6 million, which consisted of $216 million from principal payments on Agency MBS and approximately $25 million in proceeds from the sale of Agency MBS; and

•

Net cash used in financing activities for the three months ended September 30, 2008 was approximately $232.8 million. This consisted of repayments on repurchase agreements of approximately $5.8 billion offset by borrowings on repurchase agreements of approximately $5.56 billion, proceeds from common stock issued of approximately $32.7 million less dividends paid of $24.6 million on common stock and approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio, at September 30, 2008, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 24 months. At September 30, 2008, we had borrowed funds under repurchase agreements with 12 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2008, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Due to the difficult economic environment in which we are operating, we have decreased our leverage on capital (including all preferred stock and junior subordinated notes) from 9.1x at December 31, 2007 to 7.1x at September 30, 2008.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolio. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents. A large negative change in the market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

During the three months ended September 30, 2008, we raised approximately $11.1 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B

Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the three months ended September 30, 2008, we did not issue any shares of Series A or Series B Preferred Stock.

During the three months ended September 30, 2008, we issued 3.235 million shares of common stock under our amended Controlled Equity Offering Sales Agreement with Cantor (as described in Note 8 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $21.6 million. Cantor, as sales agent, received an aggregate commission of approximately $427 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Off-Balance Sheet and Contractual Arrangements

There were no material changes outside the normal course of business since the filing of our Form 10-K for the fiscal year ended December 31, 2007.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS portfolios, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, stockholders’ equity available to common stockholders at September 30, 2008 was approximately $550 million, or $6.16 per share, based on 89.3 million shares of common stock outstanding at quarter end. The $550 million equals total stockholders’ equity of $599 million less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its sale of $28.1 million.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce our borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss” on our available-for-sale Agency MBS portfolio was $37.9 million, or 0.7% of the amortized cost of our Agency MBS, at September 30, 2008. This, along with “Accumulated other comprehensive loss, derivatives” of $40.2 million, constitute the total “Accumulated other comprehensive loss” of $78.1 million.

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

Subsequent Events

On October 16, 2008, we declared a common stock dividend of $0.25 per share which is payable on November 19, 2008 to our holders of record of common stock as of the close of business on October 31, 2008. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.5464 shares of our common stock to 2.6857 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.44 and (2) annualized common stock dividend yield was 18.3756%.

On October 16, 2008, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2008.

On October 16, 2008, our board of directors had authorized us to acquire up to 3 million shares of our common stock. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price, timing and liquidity and also subject to maintaining adequate corporate liquidity. The actual number and timing of these share repurchases are subject to market conditions and applicable SEC rules.

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

At September 30, 2008, our Agency MBS and Non-Agency MBS portfolios and related borrowings would have prospectively repriced based on the following time frames (dollar amounts in thousands):

	Investments(1)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$1,047,464	19.4%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	312,199	5.8	$4,614,000	97.5%
Greater than 3 months and less than 1 year	555,108	10.3	120,000	2.5
Greater than 1 year and less than 2 years	293,659	5.4	—	—
Greater than 2 years and less than 3 years	890,333	16.5	—	—
Greater than 3 years and less than 5 years	2,302,223	42.6	—	—

Total:	$5,400,986	100.0%	$4,734,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2008, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 34 months while our borrowings had a weighted average term to next rate adjustment of 35 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 467 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (this occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets.

During the three months ended September 30, 2008, there were continuing liquidity and credit concerns surrounding the mortgage markets generally. While some concerns were addressed when the federal government announced in September 2008 that it was placing Fannie Mae and Freddie Mac under its conservatorship, there are still concerns about the future of these organizations. With the announced bankruptcy of Lehman Brothers Holdings Inc., the seizure by federal regulators of Washington Mutual and IndyMac Bancorp, the sales of Merrill Lynch & Co., Inc. and Wachovia Corporation, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2008, we had unrestricted cash of $45.7 million and $347 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on our annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on investments in place at September 30, 2008, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–51.8%	–0.1%
–1.0%	2.9%	0.6%
0%	—	—
1.0%	–23.5%	–1.9%
2.0%	–48.4%	–4.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 128% increase in the prepayment rate of our Agency MBS portfolio. The base interest rate scenario assumes interest rates at September 30, 2008. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At September 30, 2008, the aggregate notional amount of the interest rate swap agreements was $2.78 billion and the weighted average maturity was 2.2 years.

The information presented in the table below projects the impact of sudden changes in interest rates on our annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	43.9%	1.9%
–1.0%	61.9%	1.5%
0%	—	—
1.0%	–38.0%	–2.9%
2.0%	–99.7%	–6.4%

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

In accordance with their Employment Agreements, certain executive officers are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income minus depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The aggregate amount of this performance-based bonus pool available for distribution to the executive officers can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500 thousand is available. If the ROAE is 8% or greater, then the pool is $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. Of the aggregate amount available for distribution from the bonus pool, the Compensation Committee bases annual bonus allocation to each of the participating executive officers on its assessment of the performance of each executive officer. At least 50% of any annual performance-based bonus amount over $100 thousand will be paid in restricted shares (as opposed to cash). In an effort to earn greater amounts of incentive compensation under their Employment Agreement, as our executive officers evaluate different mortgage-related assets for our investment, there is a risk that they will cause us to assume more risk than is prudent. Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

In addition, certain management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our 2002 Incentive Plan. Under the 2002 Incentive Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

The following additional risk factors have been added since the filing of our 2007 Annual Report on Form 10-K:

Adverse developments in the global capital market, including recent defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money from financial institutions to acquire MBS on a leveraged basis, which could adversely affect our profitability.

We rely on the availability of financing to acquire MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets, which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

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

Since September 2008, there have been increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Recently, the government passed the “Housing and Economic Recovery Act of 2008.”

Fannie Mae and Freddie Mac have recently been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase MBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

We are subject to the risk that, despite recent actions or proposals by the United States Treasury Department and the Federal Reserve Bank, banks and other financial institutions may not be willing to lend and/or interest rates and the yield curve may change, which could adversely affect our financing and our operating results.

In September 2008, the United States government placed both Fannie Mae and Freddie Mac under its conservatorship. Shortly thereafter, Lehman Brothers Holdings Inc. filed bankruptcy, Merrill Lynch & Co., Inc. was acquired by Bank of America, the United States government announced it would lend approximately $85 billion to American International Group and Washington Mutual was seized by federal regulators, who then sold its assets to JPMorgan Chase.

The Emergency Economic Stabilization Act of 2008, or EESA, was recently enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. Under the TARP, an investment of $125 billion has been authorized into the country’s largest banks and another $125 billion has been authorized for investment in potentially thousands of smaller banks. The EESA also provides for a program that would allow companies to insure their troubled assets.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, the U.S. economy may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such a program may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available product, the changes in interest rates and the yield curve, which could potentially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

We are subject to the risk that the global credit crisis, despite efforts by global governments to halt that crisis, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

In recent months, several large European banks, including Fortis (the largest Belgian financial services firm), Dexia S.A. (the world’s largest lender to local governments) and three of the United Kingdom’s largest banks (Royal Bank of Scotland Group Plc, HBOS Plc and Lloyds TSB Group Plc) all experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments recently coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts, including Japan, New Zealand, Australia and Saudi Arabia.

There is no assurance that these plans and interest rate cuts will be successful in halting the global credit crisis, or in preventing global banks from failing, or certainty with respect to how these actions might affect interest rates and the availability of financing in general. A portion of our repurchase agreement financing is provided by U.S. banking subsidiaries of major global banks and there is no indication of how that financing might be affected if these global actions are not successful or if global banks fail. This could negatively affect the availability of financing or changes in interest rates, which could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated June 29, 2007 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on July 2, 2007)

1.2	Controlled Equity Offering Sales Agreement dated May 15, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.3	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.5	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.6	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2006)

10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number	Description

10.2	2003 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-110744, which became effective under the Act on February 20, 2004)

10.3	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.4	2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-150210, which became effective under the Act on April 11, 2008)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.12	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated July 25, 2008, between Anworth and PIA

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 7, 2008	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2008	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)