Form 10-K
period 2008-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2009-03-12
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

1299 OCEAN AVENUE, SECOND FLOOR, SANTA MONICA, CALIFORNIA 90401
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Cumulative Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	New York Stock Exchange
Common Stock, $0.01 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☐    Accelerated Filer  ☒     Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2008 was approximately $533,790,685.

As of March 6, 2009, the registrant had 99,440,425 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2009 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2008

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

Overview

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or MBS, which are obligations guaranteed by the U.S. government, such as Ginnie Mae, or federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2008, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2008 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During the past several months, the credit and liquidity problems surrounding the mortgage markets and impacting the U.S. economy generally have deepened, placing severe pressure on liquidity and asset values. Several large U.S. financial and investment institutions were either seized by federal regulators (Bear Stearns, IndyMac Bancorp and Washington Mutual) or, after experiencing financial difficulties, were acquired by other large companies (Wachovia Corporation was acquired by Wells Fargo & Company). Lehman Brothers Holdings Inc., a major investment bank, experienced a major liquidity crisis and declared bankruptcy. On September 16, 2008, the U.S. government announced that it would lend approximately $85 billion (which was subsequently increased to $150 billion) to American International Group to avert a similar liquidity crisis and potential bankruptcy. At the end of September 2008 and in early October 2008, several large European banks all received either assistance from their respective governments or were acquired by other large global banks.

In response, the U.S. government and other governments have taken various actions. On September 7, 2008, the U.S. government placed Fannie Mae and Freddie Mac under its conservatorship as part of the enactment of the Housing and Economic Recovery Act of 2008, or the Act. The Act also seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted. The EESA provides the U.S. Secretary of the Treasury with various authority including to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential and commercial mortgages. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In addition, the EESA increases FDIC deposit insurance limits temporarily (until December 2009) from $100 thousand to $250 thousand. The U.S. government and various U.S. government agencies have also enacted programs in an effort to increase liquidity in the financial markets. Other global governments have injected capital into troubled institutions in their countries, made loans, made promises of continued liquidity funding and have also worked with large institutions to acquire troubled institutions. Recently, the U.S. government, many European governments and other governments of more economically developed countries (such as New Zealand, Australia, Japan and Saudi Arabia) have all instituted interest rate cuts to help stimulate their economies.

Although these various actions by both the U.S. government and other governments are intended to protect financial institutions, their respective economies and their respective housing markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At December 31, 2008, we had total assets of $5.48 billion. Our Agency MBS portfolio, consisting of $5.3 billion, was distributed as follows: 15% agency adjustable-rate MBS, 65% agency hybrid adjustable-rate MBS, 20% agency fixed-rate MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $7.3 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2008 was approximately $507.3 million, or $5.61 per share. The $507.3 million equals total stockholders’ equity of $556.2 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the year ended December 31, 2008, we reported net income of $62.6 million. Net income to common stockholders was $56.7 million, or net income of $0.69 per diluted share, based on a weighted average of 85.3 million fully diluted shares outstanding. Net income to common stockholders consists of net income of $62.6 million minus payment of preferred dividends of $5.9 million. Net income to common stockholders includes approximately $38 million in impairment charges on our Non-Agency MBS portfolio and a gain on the disposition of discontinued operations of approximately $7.6 million.

Our Strategy

Investment Strategy

Our strategy is to invest primarily in U.S. agency MBS. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the investment’s anticipated returns, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate.

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

We usually borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature (less than or equal to twelve months). We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of indices on our mortgage-related assets in order to lessen the liquidity and interest rate-related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders which are approved by our board of directors. However, we are operating in an environment where economic conditions have already caused several large financial institutions involved in repurchase financing of MBS to either have been acquired by other institutions or to have filed bankruptcy.

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

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•

Category I—At least 60% of our total assets will generally be adjustable- or fixed-rate MBS and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by the U.S. government or its agencies, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of real estate mortgage loans that have been deposited into a trust and have received a rating within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers. Approximately 99.9% of our portfolio is Agency MBS.

Collateralized Mortgage Obligations.    CMOs are MBS. Interest and principal on CMOs are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be U.S. government securities.

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

Competition

When we invest in Agency MBS, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same or similar types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

Employees

As of December 31, 2008, Anworth had twelve employees, seven of whom were part-time.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Second Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports available, free of charge, on our website as soon as reasonably practicable after we file these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to or hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular U.S. federal income tax considerations regarding our qualification and taxation as a REIT and particular U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for U.S. federal income tax purposes. The tax law upon which this discussion is based could be changed and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to you in light of your particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships and persons who are not citizens or residents of the U.S., stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that you will hold our capital stock as a “capital asset,” generally property held for investment, under the Code.

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

We have made an election to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1998. We currently expect to continue operating in a manner that will permit us to maintain our qualification as a REIT. All qualification requirements for maintaining our REIT status, however, may not have been, or might not continue to be, met.

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

To the extent that distributions exceed current and accumulated earnings and profits, they will constitute a return of capital, rather than dividend or capital gain income, and will reduce the basis for the stockholder’s stock with respect to which the distributions are paid or, to the extent that they exceed such basis, will be taxed in the same manner as gain from the sale of that stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our preferred stock (as compared to distributions with respect to our common stock) so that distributions with respect to our preferred stock are more likely to be treated as dividends than as return of capital or a distribution in excess of basis. Calculations of corporate earnings and profits are complex, and it is possible that distributions expected to be a return of capital may subsequently be determined to be taxable distributions of earnings and profits.

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

We may elect to retain and pay income tax on our net long-term capital gain. In that case, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund of its proportionate share of the tax we paid. The basis of the stockholder’s shares is increased by the amount of the undistributed long-term capital gain (less the amount of capital gains tax paid by the REIT) included in the stockholder’s long-term capital gains.

If we own a residual interest in a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

•	the U.S.;

•	any state or political subdivision of the U.S.;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

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

Requirements for Qualification as a REIT

The Code defines a REIT as a corporation, trust or association:

1.	that is managed by one or more trustees or directors;

2.	that issues transferable shares or transferable certificates to evidence beneficial ownership;

3.	that would be taxable as a domestic corporation but for Code Sections 856 through 859;

4.	that is not a financial institution or an insurance company within the meaning of the Code;

5.	that is beneficially owned by 100 or more persons;

6.	that not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, during the last half of each taxable year;

7.	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions; and

8.	that elects to be a REIT or has made such election for a previous taxable year and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service, or the IRS, that must be met to elect and retain REIT status.

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

Gross income from servicing loans for third parties and loan origination fees is not qualifying income for purposes of either gross income test. Gross income from our sale of property that we hold primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both income tests. Income and gain from certain transactions that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets, and that are clearly and timely identified as such, are excluded from both the numerator and denominator for purposes of the 95% gross income test and, for certain hedging transactions entered into after July 30, 2008, the 75% gross income test.

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

Hedging Transactions.    From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Income and gain from “hedging transactions” will be excluded from gross income for purposes of the 95% gross income test and, for certain hedging transactions entered into after July 30, 2008, the 75% gross income test. A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. To the extent that we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by

“real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions is not likely to be treated as qualifying income for purposes of the 95% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

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

Foreign currency gain or loss that is attributable to any prohibited transaction is taken into account in determining the amount of prohibited transaction net income subject to the 100% tax.

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

Permitted foreclosure property income also includes foreign currency gain that is attributable to otherwise permitted income from foreclosure property. Such foreign currency gain also is included as foreclosure property income for purposes of any tax on such income.

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

Foreign Investment and Exchange Gains

A REIT must be a U.S. domestic entity, but it is permitted to hold foreign real estate or other foreign-based assets, provided the 75% and 95% income tests and other requirements for REIT qualification are met. A REIT that holds foreign real estate or other foreign-based assets may have foreign currency exchange gain under the foreign currency transaction tax rules. Foreign currency exchange gain was not explicitly included in the statutory definitions of qualifying income for purposes of the 75% and 95% income tests until a recent statutory change, although the IRS issued guidance that allowed foreign currency gain to be treated as qualified income in certain circumstances.

For transactions occurring after July 30, 2008, the new provision excludes certain foreign currency gain from the computation of qualifying income for purposes of the 75% income test or the 95% income test, respectively. The exclusion is solely for purposes of the computations under these tests.

The statutory change defines two new categories of income for purposes of the exclusion rules: “real estate foreign exchange gain” and “passive foreign exchange gain.” Real estate foreign exchange gain is excluded from gross income for purposes of both the 75% and the 95% income tests. Passive foreign exchange gain is excluded for purposes of the 95% income test but is included in gross income and treated as non-qualifying income, to the extent that it is not real estate foreign exchange gain, for purposes of the 75% income test.

Real estate foreign exchange gain is foreign currency gain which is attributable to: (i) any item of income qualifying for the numerator for the 75% income test; (ii) the acquisition or ownership of obligations secured by mortgages on real property or interests in real property; or (iii) becoming or being the obligor under obligations secured by mortgages on real property or interests in real property. Real estate foreign exchange gain also includes certain foreign currency gains attributable to certain “qualified business units” of the REIT.

Passive foreign exchange gain includes all real estate foreign exchange and, in addition, includes foreign currency gain which is attributable to: (i) any item of income or gain included in the numerator for the 95% income test, (ii) acquisition or ownership of obligations other than described in the preceding paragraph; (iii) becoming the obligor under obligations other than described in the preceding paragraph; and (iv) any other foreign currency gain to be determined by the IRS.

Notwithstanding the foregoing rules, except in the case of certain income excluded under the hedging rules, foreign currency exchange gain derived from engaging in dealing, or substantial and regular trading, in certain securities shall constitute gross income that does not qualify under either the 75% or 95% income test.

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

Under recently enacted legislation, the term “cash” for purposes of the REIT asset qualification rules is defined to include foreign currency if the REIT or its “qualified business unit” uses such foreign currency as its functional currency, but only to the extent such foreign currency is held for use in the normal course of the activities of the REIT or the “qualified business unit” giving rise to income in the numerator for the 75% or 95% income tests, or directly related to acquiring or holding assets qualifying for the numerator in the 75% assets test, and is not held in connection with a trade or business of trading or dealing in certain securities. This change became effective with our 2009 tax year.

Second, not more than 25% of the value of our total assets may be represented by securities (other than those included in the preceding category).

Third, not more than 25% of the value of our total assets may be represented by securities of one or more taxable REIT subsidiaries.

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

•

the discrepancy between the value of our assets and the asset test requirements arose from changes in the market values of our assets and was not wholly or partly caused by the acquisition of one or more non-qualifying assets, or solely by a change in the foreign currency exchange rate used to value a foreign asset.

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

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. See “Taxation of Taxable U.S. Stockholders.” If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to avoid corporate income tax and the 4% nondeductible excise tax.

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

The IRS has provided temporary assistance to REITs that wish to preserve cash, but that also must meet their minimum distribution requirements. This assistance applies to distributions by REITs of the REIT’s own stock declared on or after January 1, 2008 and on or before December 31, 2009. To date, we have not declared such a distribution and it is uncertain whether we will do so on or before December 31, 2009.

Pursuant to Revenue Procedure 2008-68, a distribution of stock by a REIT will be treated as a dividend equal to the amount of money which could have been received in the distribution if:

(1) The distribution is made by the corporation to its shareholders with respect to its stock;

(2) Stock of the corporation is publicly traded on an established securities market in the United States;

(3) The distribution is declared with respect to a taxable year ending on or before December 31, 2009;

(4) Pursuant to such declaration, each shareholder may elect to receive its entire entitlement under the declaration in either money or stock of the distributing corporation of equivalent value subject to a limitation on the amount of money to be distributed in the aggregate to all shareholders (the “Cash Limitation”), provided that:

(a) such Cash Limitation is not less than 10% of the aggregate declared distribution, and

(b) if too many shareholders elect to receive money, each shareholder electing to receive money will receive a pro rata amount of money corresponding to their respective entitlement under the declaration, but in no event will any shareholder electing to receive money receive less than 10% of their entire entitlement under the declaration in money;

(5) The calculation of the number of shares to be received by any shareholder will be determined, as close as practicable to the payment date, based upon a formula utilizing market prices that is designed to equate in value the number of shares to be received with the amount of money that could be received instead. For purposes of applying (4) above, the value of the shares to be distributed shall be determined by using the formula described in the preceding sentence; and

(6) With respect to any shareholder participating in a dividend reinvestment plan (“DRIP”), the DRIP applies only to the extent that, in the absence of the DRIP, the shareholder would have received the distribution in money under (4) above.

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

Qualified REIT Subsidiaries

A qualified REIT subsidiary is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. We currently have no qualified REIT subsidiaries.

Taxable REIT Subsidiaries

A taxable REIT subsidiary is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor are its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. We currently have no taxable REIT subsidiaries. We generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 25% of the total value of our assets.

We will be subject to a 100% penalty tax on any rent, interest or other charges that we impose on any taxable REIT subsidiary in excess of an arm’s length price for comparable services. We expect that any rents, interest or other charges imposed on any taxable REIT subsidiary will be at arm’s length prices.

We generally expect to derive income from our taxable REIT subsidiaries by way of dividends in the event that we establish any taxable REIT subsidiaries. Such dividends are not real estate source income for purposes of the 75% income test, although they are included for purposes of the 95% test. Therefore, when aggregated with our non-real estate source income, such dividends must be limited to 25% of our gross income each year. We will monitor the value of our investment in, and the distributions from, our taxable REIT subsidiaries to ensure compliance with all applicable REIT income and asset tests in the event that we establish any taxable REIT subsidiaries.

Taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including us, as dividend distributions. Our dividends sourced from dividends received from taxable REIT subsidiaries (if any) can qualify for the 15% tax rate on qualified dividends.

Taxation of Taxable U.S. Stockholders

For purposes of the discussion in this Annual Report on Form 10-K, the term “U.S. stockholder” means a holder of our stock that is, for U.S. federal income tax purposes:

•	a citizen or resident of the U.S.;

•

a corporation (including an entity treated as a corporation for federal income tax purposes), partnership or other entity created or organized in or under the laws of the U.S. or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

•	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or

•

a trust (i) whose administration is subject to the primary supervision of a U.S. court and which has one or more U.S. persons who have the authority to control all substantial decisions of the trust or (ii) that has a valid election in place to be treated as a U.S. person.

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not qualify for the 15% tax rate for “qualified dividend income.” However, the 15% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends (i) attributable to dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

Capital Gain Distributions

Distributions designated by us as capital gain dividends will be taxable to U.S. stockholders as capital gain income. We can designate distributions as capital gain dividends to the extent of our net capital gain for the taxable year of the distribution. This capital gain income will generally be taxable to non-corporate U.S. stockholders at a 15% or 25% rate based on the characteristics of the asset we sold that produced the gain. U.S. stockholders that are corporations may be required to treat up to 20% of certain capital gain dividends as ordinary income.

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

Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

Distributions we make and gains arising from the sale or exchange of our stock by a U.S. stockholder will not be treated as passive activity income. As a result, U.S. stockholders will not be able to apply any “passive losses” against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the investment interest limitation under the Code. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, any excess inclusion income that is allocated to you could not be offset by any losses or other deductions you may have.

Dispositions of Stock

A U.S. stockholder that sells or disposes of our stock will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder receives on the sale or other disposition and the stockholder’s adjusted tax basis in the stock. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the stockholder has held the stock for more than one year. In general, any loss recognized by a U.S. stockholder upon the sale or other disposition of our stock that the stockholder has held for six months or less will be treated as long-term capital loss to the extent the stockholder received distributions from us which were required to be treated as long-term capital gains. All or a portion of any loss that a U.S. stockholder realizes upon a taxable disposition of our common stock may be disallowed if the stockholder purchases other stock within 30 days before or after the disposition.

Information Reporting and Backup Withholding

We report to our U.S. stockholders and the IRS the amount of dividends paid during each calendar year and the amount of any tax withheld. Under the backup withholding rules, a stockholder may be subject to backup withholding with respect to dividends paid and redemption proceeds unless the holder is a corporation or comes within other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number or social security number certifying as to no loss of exemption from backup withholding and otherwise complies with applicable requirements of the backup withholding rules. A U.S. stockholder that does not provide us with its correct taxpayer identification number or social security number may also be subject to penalties imposed by the IRS. A U.S. stockholder can meet this requirement by providing us with a correct, properly completed and executed copy of IRS Form W-9 or a substantially similar form. Backup withholding is not an additional tax. Any amount paid as backup withholding will be creditable against the stockholder’s income tax liability, if any, and otherwise be refundable. In addition, we may be required to withhold a portion of capital gain distributions made to any stockholders who fail to certify their non-foreign status.

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be treated as a dividend by the recipient and excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt U.S. stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a REMIC that gives rise to “excess inclusion” income, as defined in Section 860E of the Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

Taxation of Non-U.S. Stockholders

The rules governing federal income taxation of “non-U.S. stockholders” are complex and no attempt will be made herein to provide more than a summary of these rules. “Non-U.S. stockholders” means beneficial owners of shares of our stock that are not U.S. stockholders (as such term is defined in the discussion above under the heading entitled “Taxation of Taxable U.S. Stockholders”).

PROSPECTIVE AND CURRENT NON-U.S. STOCKHOLDERS SHOULD CONSULT THEIR TAX ADVISORS TO DETERMINE THE IMPACT OF FOREIGN, FEDERAL, STATE AND LOCAL INCOME TAX LAWS WITH REGARD TO AN INVESTMENT IN OUR STOCK AND OF OUR ELECTION TO BE TAXED AS A REAL ESTATE INVESTMENT TRUST, INCLUDING ANY REPORTING REQUIREMENTS.

Distributions to non-U.S. stockholders that are not attributable to gain from our sale or exchange of U.S. real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to federal income tax at graduated rates on a net basis in the same manner as U.S. stockholders are taxed with respect to those distributions and also may be subject to the 30% branch profits tax in the case of a non-U.S. stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-U.S. stockholder unless:

•	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-U.S. stockholder with us; or

•	the non-U.S. stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

Any portion of the dividends paid to non-U.S. stockholders that is treated as excess inclusion income will not be eligible for exemption from the 30% withholding tax or a reduced treaty rate.

Distributions in excess of our current and accumulated earnings and profits will not be taxable to non-U.S. stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-U.S. stockholder’s stock, these distributions will give rise to tax liability if the non-U.S. stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against U.S. tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a U.S. real property interest because we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.

Distributions attributable to our capital gains which are not attributable to gain from the sale or exchange of a U.S. real property interest generally will not be subject to income taxation unless (1) investment in our stock is effectively connected with the non-U.S. stockholder’s U.S. trade or business (or, if an income tax treaty applies, is attributable to a U.S. permanent establishment of the non-U.S. stockholder), in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to such gain (except that a corporate non-U.S. stockholder may also be subject to the 30% branch profits tax), or (2) the non-U.S. stockholder is a non-resident alien individual who is present in the U.S. for 183 days or more during the taxable year and certain other conditions are satisfied, in which case the non-resident alien individual will be subject to a 30% tax on the individual’s capital gains.

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or MBS, will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business. Non-U.S. stockholders thus would be taxed at the normal capital gain rates applicable to stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-U.S. corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-U.S. stockholder’s FIRPTA tax liability.

A capital gain distribution from a REIT to a foreign investor has been removed from the category of effectively connected income, provided that (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. (our stock currently is so traded) and (ii) the foreign investor does not own more than 5% of the class of stock at any time during the taxable year within which the distribution is received. In that case, the foreign investor is not required to file a U.S. federal income tax return by reason of receiving such a distribution. The distribution is to be treated as a REIT dividend to that investor, taxed as a REIT dividend that is not a capital gain. Also, the branch profits tax does not apply to such a distribution.

Gains recognized by a non-U.S. stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically-controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-U.S. stockholders. Because our stock is publicly traded, we cannot assure our investors that we are or will remain a domestically-controlled REIT. Even if we are not a domestically-controlled REIT, however, a non-U.S. stockholder that owns, actually or constructively, 5% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if the shares are traded on an established securities market.

If gain from the sale of the stock were subject to taxation under FIRPTA, the non-U.S. stockholder would be subject to the same treatment as U.S. stockholders with respect to that gain, subject to applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals, and the possible application of the 30% branch profits tax in the case of non-U.S. corporations. In addition, the purchaser of the stock could be required to withhold 10% of the purchase price and remit such amount to the IRS.

Gains not subject to FIRPTA will be taxable to a non-U.S. stockholder if:

•

the non-U.S. stockholder’s investment in the stock is effectively connected with a trade or business in the U.S., in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to that gain; or

•

the non-U.S. stockholder is a nonresident alien individual who was present in the U.S. for 183 days or more during the taxable year and other conditions are met, in which case the nonresident alien individual will be subject to a 30% tax on the individual’s capital gains.

Information Reporting and Backup Withholding

If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 28%) unless the disposing non-U.S. stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a “controlled foreign corporation” for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the U.S., then (i) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (ii) information reporting will not apply if the non-U.S. stockholder satisfies certification requirements regarding its status as a foreign stockholder.

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

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of certain important risks. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the risks discussed in this Annual Report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and you may lose all or part of your investment.

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

Risks Related to Our Business

Continued adverse developments in the global capital markets, including recent defaults, credit losses and liquidity concerns, as well as recent mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency MBS on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets, which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we were unable to obtain cost-effective financing for our investments.

Recently, there have been several proposed or completed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions.

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock, Series A Preferred Stock or Series B Preferred Stock.

The current weakness in the mortgage market could cause one or more of our lenders to be unwilling or unable to provide us with additional financing. This could potentially increase our financing costs and reduce liquidity. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Agency MBS, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed.

If we are unable to negotiate favorable terms and conditions on future repurchase arrangements with one or more of our lenders, our financial condition and earnings could be negatively impacted.

The terms and conditions of each repurchase arrangement with our lenders are negotiated on a transaction-by-transaction basis. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. We cannot assure you that we will be able to continue to negotiate favorable terms and conditions on our future repurchase arrangements. Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirement be increased. Possible market development, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of Agency MBS may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency MBS in which we intend to invest.

Recently, the residential mortgage market in the U.S. has experienced a variety of difficulties and changing economic conditions including recent defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including Agency MBS. As a result, values for MBS assets, including some Agency MBS, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

Our investments serve as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. If market conditions result in a decline in the value of our Agency MBS, our financial position and results of operations could be adversely affected.

New laws may be passed affecting the relationship between Fannie Mae and Freddie Mac, on the one hand, and the federal government, on the other, which could adversely affect the price of Agency MBS.

The interest and principal payments we expect to receive on the Agency MBS in which we invest will be guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the Agency MBS in which we invest depend on a steady stream of payments on the mortgages underlying the securities. Since September 2008, there have been increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government.

Fannie Mae and Freddie Mac were placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie

Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of the Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of the Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of the Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of the Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of the Treasury has initiated a temporary program to purchase MBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted. Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency securities in the future. The U.S. Treasury can hold its portfolio of agency securities to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency securities in the future could create additional demand that would negatively affect the pricing of agency securities that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency securities that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency securities. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

We are subject to the risk that, despite recent actions or proposals by the U.S. Department of the Treasury and the Board of Governors of the Federal Reserve System, banks and other financial institutions may not be willing to lend and/or interest rates and the yield curve may change, which could adversely affect our financing and our operating results.

In September 2008, the U.S. government placed both Fannie Mae and Freddie Mac under its conservatorship. Shortly thereafter, Lehman Brothers Holdings Inc. filed bankruptcy, Merrill Lynch & Co., Inc. was acquired by Bank of America, the U.S. government announced it would lend approximately $85 billion (which was subsequently increased to over $150 billion) to American International Group and Washington Mutual was seized by federal regulators, who then sold its assets to JPMorgan Chase.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In addition, the U.S. government and various U.S. government agencies have enacted programs in an effort to increase liquidity in the financial markets.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, the U.S. economy may not receive the anticipated positive impact from the legislation. In addition, the U.S. government, the Board of Governors of the Federal Reserve System and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such a program may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, changes in interest rates and the yield curve, which could potentially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns, on the Agency MBS in which we invest.

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, as well as future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans may adversely affect the value of, and the returns on, the Agency MBS in which we invest.

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

There is no assurance that these plans and interest rate cuts will be successful in halting the global credit crisis, or in preventing other banks from failing, or certainty with respect to how these actions might affect interest rates, the availability of financing in general and the quantity and quality of available products. A portion of our repurchase agreement financing is provided by U.S. banking subsidiaries of major global banks and there is no indication of how that financing might be affected if these global actions are not successful or if other banks fail. This could negatively affect the availability of financing or changes in interest rates, which could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Our leveraging strategy increases the risks of our operations.

Relative to our investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

•

The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•

A majority of our borrowings are secured by our Agency MBS, generally under repurchase agreements. A decline in the market value of the Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

A decrease or lack of liquidity in our investments may adversely affect our business, including our ability to value and sell our assets.

We invest in certain MBS or other investment securities that are not publicly traded in liquid markets. Moreover, turbulent market conditions, such as those currently in effect, could significantly and negatively impact the liquidity of our assets. In some cases, it may be difficult to obtain third-party pricing on certain of our investment securities. Illiquid investments typically experience greater price volatility, as a ready market does not exist, and can be more difficult to value. In addition, third-party pricing for illiquid investments may be more subjective than for more liquid investments. The illiquidity of certain investment securities may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded certain of our investment securities. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2008, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 31 months, while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 422 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

The MBS in which we invest and the mortgage loans underlying the MBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2008, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2008, 20% of our Agency MBS were fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2008, approximately 80% of our Agency MBS were adjustable-rate securities.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify our Agency MBS and Non-Agency MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value that are not considered to be an other-than-temporary impairment be carried as “Accumulated other comprehensive loss” in the “Stockholders’ equity” section of the Consolidated Balance Sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets may increase. This may be more accretive to book value than the new assets that we acquire to replace existing assets.

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

In accordance with their Employment Agreements, certain executive officers are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The aggregate amount of this performance-based bonus pool available for distribution to the executive officers can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500 thousand is available. If the ROAE is 8% or greater, then the pool is $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. Of the aggregate amount available for distribution from the bonus pool, the Compensation Committee bases annual bonus allocation to each of the participating executive officers on its assessment of the performance of each executive officer. At least 25% of any annual performance-based bonus amount over $100 thousand will be paid in restricted shares (as opposed to cash). In an effort to earn greater amounts of incentive compensation under their Employment Agreement, as our executive officers evaluate different mortgage-related assets for our investment, there is a risk that they will cause us to assume more risk than is prudent. Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

In addition, certain management and key employees are eligible to earn incentive compensation for each fiscal year pursuant to our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan. Under the 2002 Incentive Plan, the aggregate amount of compensation that may be earned by these employees equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%. In any fiscal quarter in which our net income is an amount less than the amount necessary to earn this threshold return, we calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan, but only with respect to those participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. Although negative incentive compensation is used to offset future incentive compensation, as our management evaluates different mortgage-related assets for our investment, there is a risk that management will cause us to assume more risk than is prudent.

Risks Related to REIT Compliance and Other Tax Matters

If we are disqualified as a REIT, we will be subject to tax as a regular corporation and face substantial tax liability.

We believe that, since our initial public offering in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

In order to qualify as a REIT, we must also determine that at the end of each calendar quarter at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets can consist of the securities of any one issuer. No more than 25% of the total value of our assets can be stock in taxable REIT subsidiaries. If we fail to comply with these requirements, we must dispose of a portion of our assets within 30 days after the end of the calendar quarter in order to avoid losing our REIT status and suffering adverse tax consequences. The need to comply with these gross income and asset tests may cause us to acquire other assets that are qualifying real estate assets for purposes of the REIT requirements that are not part of our overall business strategy and might not otherwise be the best investment alternative for us.

The IRS may challenge our determination that certain distributions are non-taxable returns of capital for shareholders.

In general, distributions by corporations are treated first as ordinary dividend income to the extent of the corporation’s current or accumulated earnings and profits. When such corporate earnings and profits have been reduced to zero, further distributions are non-taxable returns of capital to the extent of the distributee shareholder’s tax basis for its shares. Such return of capital distributions reduce the shareholder’s tax basis for the shares. When tax basis for the shares has been reduced to zero, further distributions are treated as gain from the sale or exchange of the shares, which may be capital gain. Calculations of corporate earnings and profits are complex and the rules for such calculations are not entirely clear. In addition, calculations of current earnings and profits are made at the close of the corporation’s taxable year without diminution by reason of any distributions made during the taxable year. The determination of whether there are current earnings and profits for the year is made without regard to the amount of the earnings and profits at the time in the year when the distribution was made. The IRS might disagree with our calculations of our earnings and profits and tax as a dividend a distribution that was intended to be a non-taxable return of capital. Some distributions during the corporation’s tax year may appear to occur when there are no current or accumulated earnings and profits at the time of the distribution, but result in ordinary dividend income because of corporate earnings and profits that arise later in such year. Even when there are no current or accumulated corporate earnings and profits for the year of the distribution, the distribution will be a non-taxable return of capital only to the extent of the shareholder’s tax basis for its shares. Tax basis could vary shareholder-by-shareholder and even share-by-share. The IRS recently published proposed regulations that would require a share-by-share determination so that a shareholder with varying tax bases for its shares could have ordinary dividend income with respect to some shares, even though the shareholder’s aggregate tax basis for the shares would be sufficient to absorb the entire distribution. These proposed regulations would be effective for transactions that occur after the date the regulations are published as final regulations. As a result of the aforementioned rules, distributions by us that are intended to be non-taxable return of capital distributions to our shareholders may be taxable, in whole or in part, to some or all of the distributees.

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

In general, dividend income that a tax-exempt entity receives from us should not constitute unrelated business taxable income as defined in Section 512 of the Code. If we realize excess inclusion income and allocate it to stockholders, however, then this income would be fully taxable as unrelated business taxable income under Section 512 of the Code. If the stockholder is foreign, it would generally be subject to U.S. federal income tax withholding on this income without reduction pursuant to any otherwise applicable income tax treaty. U.S. stockholders would not be able to offset such income with their operating losses.

We generally structure our borrowing arrangements in a manner designed to avoid generating significant amounts of excess inclusion income. However, excess inclusion income could result if we held a residual interest in a REMIC. Excess inclusion income also may be generated if we were to issue debt obligations with two or more maturities and the terms of the payments on these obligations bore a relationship to the payments that we received on our mortgage loans or MBS securing those debt obligations. For example, we may engage in non-REMIC CMOs securitizations. We also enter into various repurchase agreements that have differing maturity dates and afford the lender the right to sell any pledged mortgage securities if we default on our obligations. The IRS may determine that these transactions give rise to excess inclusion income that should be allocated among our stockholders. We may invest in equity securities of other REITs and it is possible that we might receive excess inclusion income from those investments. Some types of entities, including, without limitation, voluntarily employee benefit associations and entities that have borrowed funds to acquire their shares of our stock, may be required to treat a portion of or all of the dividends they receive from us as unrelated business taxable income.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted four unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit these entities to hold up to 20.0% and 20.0%, respectively, of our Series A Preferred Stock and 15.0% of our common stock.

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

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with PIA that expires in 2012. We believe this facility is adequate for our intended level of operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

	2007		2008
	High	Low	High	Low
First Quarter	$9.77	$8.34	$10.29	$4.11
Second Quarter	$10.06	$8.91	$7.25	$6.24
Third Quarter	$9.25	$3.07	$7.99	$5.13
Fourth Quarter	$8.62	$5.28	$6.82	$4.23

Holders

As of March 6, 2009, there were approximately 889 record holders of our common stock. On March 6, 2009, the last reported sale price of our common stock on the New York Stock Exchange was $5.54 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2007
First quarter ended March 31, 2007	$0.05	April 13, 2007
Second quarter ended June 30, 2007	$0.05	July 12, 2007
Third quarter ended September 30, 2007	$0.05	October 11, 2007
Fourth quarter ended December 31, 2007(1)	$0.12	December 12, 2007
2008
First quarter ended March 31, 2008	$0.20	April 11, 2008
Second quarter ended June 30, 2008	$0.29	July 9, 2008
Third quarter ended September 30, 2008	$0.25	October 16, 2008
Fourth quarter ended December 31, 2008(2)	$0.26	December 22, 2008

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Anworth Mortgage Asset Corp.	$100	$85	$63	$79	$71	$63
S&P Composite-500 Index	$100	$111	$116	$135	$142	$90
NAREIT Mortgage REIT Index	$100	$118	$91	$109	$63	$43

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2003 in our common stock, that $100 was invested in each of the indices on December 31, 2003 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except for per share data and days)
Consolidated Statements of Income Data
Days in period	366	365	365	365	366
Interest income net of amortization of premium and discount	$287,698	$248,831	$206,287	$159,248	$127,239
Interest expense	(181,324)	(224,884)	(202,037)	(131,099)	(70,184)

Net interest income	$106,374	$23,947	$4,250	$28,149	$57,055
Net gain (loss) on sale of assets	(49)	(23,442)	(10,207)	—	100
Net (loss) on derivative instruments	(113)	(147)	—	—	—
Impairment charges on Non-Agency MBS	(37,537)	—	—	—	—
Expenses	(13,626)	(5,536)	(5,484)	(5,874)	(7,175)

Income (loss) from continuing operations	$55,049	$(5,178)	$(11,441)	$22,275	$49,980
Income (loss) from discontinued operations(1)	7,558	(151,288)	(2,763)	6,610	5,825

Net income (loss)	$62,607	$(156,466)	$(14,204)	$28,885	$55,805
Dividends on preferred stock	(5,928)	(4,749)	(4,044)	(3,901)	(369)

Net income (loss) available to common stockholders	$56,679	$(161,215)	$(18,248)	$24,984	$55,436

Basic earnings (loss) per common share:
Continuing operations	$0.60	$(0.21)	$(0.34)	$0.39	$1.10
Discontinued operations	$0.09	$(3.26)	$(0.06)	$0.14	$0.13

Total basic earnings (loss) per common share	$0.69	$(3.47)	$(0.40)	$0.53	$1.23

Average number of shares outstanding	82,043	46,483	45,430	47,103	45,244
Diluted earnings (loss) per common share
Continuing operations	$0.60	$(0.21)	$(0.34)	$0.39	$1.10
Discontinued operations	0.09	(3.26)	(0.06)	0.14	0.12

Total diluted earnings (loss) per common share	$0.69	$(3.47)	$(0.40)	$0.53	$1.22

Average number of diluted shares outstanding	85,281	46,483	45,430	47,128	45,329

(1)	The year ended December 31, 2008 included a gain of approximately $7.6 million on the disposition of discontinued operations, which is discussed in Note 16 to the accompanying audited financial statements.

	As of December 31,
	2008	2007	2006	2005	2004
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency MBS	$5,307,440	$4,662,547	$4,678,907	$4,524,683	$4,588,541
Assets of discontinued operations	—	38	1,858,789	2,622,375	2,702,910
Total assets	$5,477,142	$4,797,519	$6,687,389	$7,184,249	$7,319,070
Repurchase agreements (Anworth)	$4,665,000	$4,227,100	$4,329,921	$4,099,410	$4,172,930
Junior subordinated notes	37,380	37,380	37,380	37,380	—
Liabilities of discontinued operations	—	7,834	1,756,060	2,517,727	2,603,133
Total liabilities	$4,892,842	$4,367,963	$6,196,387	$6,701,150	$6,812,033
Series B Preferred Stock	28,096	28,108	—	—	—
Stockholders’ equity (common and Series A Preferred)	$556,204	$401,448	$491,002	$483,099	$507,036
Number of common shares outstanding	90,462	57,289	45,609	45,397	46,497
Book value per common share	$5.61	$6.15	$9.74	$9.61	$10.31

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2008, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2008 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During the past several months, the credit and liquidity problems surrounding the mortgage markets and impacting the U.S. economy generally have deepened, placing severe pressure on liquidity and asset values. Several large U.S. financial and investment institutions were either seized by federal regulators (Bear Stearns, IndyMac Bancorp and Washington Mutual) or, after experiencing financial difficulties, were acquired by other large companies (Wachovia Corporation was acquired by Wells Fargo & Company). Lehman Brothers Holdings Inc., a major investment bank, experienced a major liquidity crisis and declared bankruptcy. On September 16, 2008, the U.S. government announced that it would lend approximately $85 billion (which was subsequently increased to $150 billion) to American International Group to avert a similar liquidity crisis and potential bankruptcy. At the end of September 2008 and in early October 2008, several large European banks all received either assistance from their respective governments or were acquired by other large global banks. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

The U.S. government and other governments have taken various actions. On September 7, 2008, the U.S. government placed Fannie Mae and Freddie Mac under its conservatorship as part of the recent enactment of the Housing and Economic Recovery Act of 2008, or the Act. The Act also seeks to forestall home foreclosures for distressed borrowers and assist communities with foreclosure problems. The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted. The EESA provides the U.S. Secretary of the Treasury with various authority including to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential and commercial mortgages. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In addition, the EESA increases FDIC deposit insurance limits temporarily (until December 2009) from $100 thousand to $250 thousand. The U.S. government and various U.S. government agencies have also enacted programs in an effort to increase liquidity in the financial markets. Other global governments have injected capital into troubled institutions in their countries, made loans, made promises of continued liquidity funding and have also worked with large institutions to acquire troubled institutions. Recently, the U.S. government, many European governments and other governments of more economically developed countries (such as New Zealand, Australia, Japan and Saudi Arabia) have all instituted interest rate cuts to help stimulate their economies.

Although these various actions by both the U.S. government and other governments are intended to protect financial institutions, their respective economies and their respective housing markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition.

Our continuing operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS.

At December 31, 2008, we had total assets of $5.48 billion. Our Agency MBS portfolio, consisting of $5.3 billion, was distributed as follows: 15% agency adjustable-rate MBS, 65% agency hybrid adjustable-rate MBS, 20% agency fixed-rate MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of approximately $7.3 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2008 was approximately $507.3 million, or $5.61 per share. The $507.3 million equals total stockholders’ equity of $556.2 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $30.1 million and the proceeds from its from its sale of $28.1 million. For the year ended December 31, 2008, we reported net income of $62.6 million. Net income to common stockholders was $56.7 million, or net income of $0.69 per diluted share, based on a weighted average of 85.3 million fully diluted shares outstanding, which consisted of net income of $62.6 million minus payment of preferred dividends of $5.9 million. This includes approximately $38 million in impairment charges on our Non-Agency MBS portfolio and a gain on the disposition of discontinued operations of approximately $7.6 million.

Results of Operations

Years Ended December 31, 2008 and 2007

For the year ended December 31, 2008, our net income was $62.6 million. Our net income available to common stockholders was $56.7 million, or $0.69 per diluted share, based on a weighted average of 85.3 million fully diluted shares outstanding. This includes net income of $62.6 million minus the payment of preferred dividends of $5.9 million. For the year ended December 31, 2007, our net loss was $156.5 million. Our 2007 net loss to common stockholders was $161.2 million, or a net loss of $(3.47) per diluted share, based on an average of 46.5 million shares outstanding. The 2007 loss includes a loss from continuing operations of $5.2 million (due primarily to a loss of $23.4 million on the sale of approximately $904 million of our Agency MBS and Non-Agency MBS) and a loss from discontinued operations of $151.3 million (due to the sales and seizures by lenders and write-offs of the assets of Belvedere Trust Mortgage Corporation and subsidiaries, or Belvedere Trust).

Net interest income for the year ended December 31, 2008 totaled $106.4 million or 36% of gross income, compared to $23.9 million, or 8.9% of gross income, for the year ended December 31, 2007. The increase in net interest income is due primarily to the increase in our investments in Agency MBS (based on leverage on approximately $250 million in capital raised during the year ended December 31, 2008). Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2008 was $287.7 million, compared to $248.8 million for the year ended December 31, 2007, an increase of 16% (due primarily to an increase in the size of the portfolio). Interest expense for the year ended December 31, 2008 was $181.3 million, compared to $224.9 million for the year ended December 31, 2007, a decrease of 19%, which resulted from a decline in short-term interest rates.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (iv) the vale of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (v) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the year ended December 31, 2008, premium amortization expense for Anworth decreased $9.1 million, or 43%, from $21.1 million during the year ended December 31, 2007 to $12.0 million. During the year ended December 31, 2008, the decrease in premium amortization expense for Anworth resulted from a decrease in the constant prepayment rate, or CPR, of our portfolio.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2008				Year Ended December 31, 2007
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	18%	18%	14%	10%	24%	25%	23%	18%

During the year ended December 31, 2008, we sold approximately $26.6 million of Agency MBS (relating to the close-out of our repurchase agreement borrowings with Lehman Brothers Special Finance), resulting in a loss of approximately $49 thousand. These sales were in connection with the bankruptcy of Lehman Brothers Holdings Inc. and we do not anticipate any other sales in connection with bankruptcies unless one of our other counterparties defaults. During the year ended December 31, 2007, we sold approximately $904 million of Agency MBS and Non-Agency MBS, resulting in a loss of approximately $23.4 million. The sales in 2007 were in response to liquidity concerns in the marketplace.

During the year ended December 31, 2008, we have recognized through earnings impairment charges of approximately $38 million on our Non-Agency MBS portfolio, with approximately $34 million being recognized during the third quarter ended September 30, 2008 and approximately $4 million being recognized during the fourth quarter ended December 31, 2008. Of these amounts, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we currently believe this decline in fair value is likely to be other-than-temporary, we have recognized an impairment charge to write these securities down to their estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment was based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

During the year ended December 31, 2008, there was a net loss of approximately $113 thousand recognized in earnings due to hedge ineffectiveness, compared to a net loss of approximately $147 thousand due to hedge ineffectiveness during the year ended December 31, 2007. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

In September 2008, the assets of Belvedere Trust and the assets of BT Management Company, L.L.C., or BT Management, were assigned for the benefit of their creditors to an independent third party. As control of these operations was turned over to this third party, Belvedere Trust and BT Management have been deconsolidated, and we recognized a gain on the disposition of discontinued operations of approximately $7.6 million during the year ended December 31, 2008. As a result, there were no remaining assets or liabilities of discontinued operations at December 31, 2008. At December 31, 2007, there were approximately $38 thousand in assets of discontinued operations and approximately $7.8 million in liabilities of discontinued operations.

Total expenses were $13.6 million for the year ended December 31, 2008, compared to $5.5 million for the year ended December 31, 2007. The increase of $8.1 million in total expenses was due primarily to an increase in compensation costs of $1.6 million (due to increased salaries and bonuses), the payment of $5.8 million in incentive compensation (primarily related to and in accordance with senior executive employment agreements), an increase in “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) of $248 thousand, an increase in compensation costs relating to amortization of restricted stock of $299 thousand and the write-off of common stock offering costs of $114 thousand.

Years Ended December 31, 2007 and 2006

For the year ended December 31, 2007, our net loss was $156.5 million. Our net loss to common stockholders was $161.2 million, or a net loss of $(3.47) per diluted share, based on a weighted average of 46.5 million fully diluted shares outstanding. This includes a loss from continuing operations of $5.2 million (due primarily to a loss of $23.4 million on the sale of approximately $904 million of our Agency MBS and Non-Agency MBS) and a loss from discontinued operations of $151.3 million (due to the sales, seizures by lenders and write-offs of Belvedere Trust’s assets). This net loss on discontinued operations also included an amount equal to approximately $8 million related to three claims against Belvedere Trust, which have been contested, relating to repurchase agreement transactions. Anworth is neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust. For the year ended December 31, 2006, our net loss was $14.2 million. Our net loss to common stockholders was $18.2 million, or a net loss of $(0.40) per diluted share, based on an average of 45.4 million shares outstanding. This includes a loss from continuing operations of $11.4 million (due primarily to a loss of $10.2 million on the sale of approximately $398 million of our Agency MBS) and a loss from discontinued operations of $2.8 million.

Net interest income for the year ended December 31, 2007 totaled $23.9 million or 8.9% of gross income, compared to $4.3 million, or 1.8% of gross income, for the year ended December 31, 2006. The increase in net interest income is due primarily to the increase in interest rates of our MBS investments. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended

December 31, 2007 was $248.8 million, compared to $206.3 million for the year ended December 31, 2006, an increase of 20.6%. Interest expense for the year ended December 31, 2007 was $224.9 million, compared to $202.0 million for the year ended December 31, 2006, an increase of 11.3%. The increase in interest expense was due primarily to the increases in short-term rates later in the year, which we believe arose from liquidity and credit concerns surrounding the mortgage markets generally, which in turn caused lenders to be more cautious and resulted in increases in the borrowing rate as well as more limited financing.

During the year ended December 31, 2007, premium amortization expense for Anworth decreased $6.5 million, or 23.6%, from $27.6 million during the year ended December 31, 2006 to $21.1 million. During the year ended December 31, 2007, the decrease in premium amortization expense for Anworth resulted from a decrease in the constant prepayment rate of our portfolio.

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

Total expenses were approximately $5.5 million for the year ended December 31, 2007, compared to approximately $5.5 million for the year ended December 31, 2006. The increase of $52 thousand in total expenses was due primarily to an increase in compensation costs of $139 thousand, an increase in “Other expenses” of $407 thousand partially offset by a decrease in compensation costs relating to amortization of restricted stock of $494 thousand.

Discontinued Operations

During the year ended December 31, 2007, there was a net loss from discontinued operations of $151.3 million, compared to a net loss of $2.8 million for the year ended December 31, 2006. The net loss in 2007 from discontinued operations of $151.3 million was due to the sales, seizures by lenders and write-offs of Belvedere Trust’s assets. This net loss on discontinued operations also included an amount equal to approximately $8 million related to three claims against Belvedere Trust, which have been contested, relating to repurchase agreement transactions. Anworth was neither a co-party to nor a guarantor of Belvedere Trust’s repurchase agreements or any claims against Belvedere Trust.

Net interest income (expense) for the year ended December 31, 2007 was $4.4 million, compared to $(2.0) million for the year ended December 31, 2006. Net interest income is comprised of interest income earned on mortgage investments (net of premium amortization expense) less interest expense on borrowings. Interest income net of premium amortization expense for the year ended December 31, 2007 was $66.7 million compared to $103.1 million for the year ended December 31, 2006, a decrease of 35.3%. Interest expense for the year ended December 31, 2007 was $62.3 million compared to $105.1 million for the year ended December 31, 2006, a decrease of 40.7%. The decrease in both interest income and interest expense was due primarily to the reduction in the mortgage investments and related borrowings.

During the year ended December 31, 2007, Belvedere Trust realized a loss of approximately $151.2 million on the sale of and impairment of its assets. During the year ended December 31, 2006, Belvedere Trust realized a gain of approximately $2.6 million on the sale of $103 million in face amount of Belvedere Trust’s other MBS, or BT Other MBS, as part of its asset/liability management program and were designed to reduce credit exposure.

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

Financial Condition

Agency MBS Portfolio

At December 31, 2008, we held agency mortgage assets whose amortized cost was approximately $5.26 billion, consisting primarily of $4.23 billion of adjustable-rate MBS, $1.03 billion of fixed-rate MBS and $8 million of floating-rate CMOs. This amount represents an approximate 14% increase from the $4.63 billion held at December 31, 2007. Of the adjustable-rate Agency MBS owned by us, 19% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 81% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2008 and December 31, 2007, classified by type of issuer (dollar amounts in thousands):

	December 31, 2008		December 31, 2007
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$3,971,748	74.8%	$3,412,030	73.2%
Freddie Mac (FHLMC)	1,309,149	24.7	1,215,291	26.1
Ginnie Mae (GNMA)	26,543	0.5	35,226	0.7

Total Agency MBS:	$5,307,440	100%	$4,662,547	100%

The following table classifies our portfolio of Agency MBS owned at December 31, 2008 and December 31, 2007, by type of interest rate index (dollar amounts in thousands):

	December 31, 2008		December 31, 2007
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$7,669	0.2%	$9,369	0.2%
Six-month LIBOR	43,192	0.8	52,366	1.1
One-year LIBOR	3,690,221	69.5	3,203,408	68.7
Six-month certificate of deposit	1,653	0.1	2,101	0.1
Six-month constant maturity treasury	671	—	766	—
One-year constant maturity treasury	478,422	9.0	530,614	11.4
Cost of Funds Index	38,972	0.7	44,516	0.9
Fixed-rate	1,046,640	19.7	819,407	17.6

Total Agency MBS:	$5,307,440	100%	$4,662,547	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments.

At December 31, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.54%. The average coupon of the adjustable-rate securities was 5.19%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 2.01%. At December 31, 2007, our total Agency MBS portfolio had a weighted average coupon of 5.91%. The average coupon of the adjustable-rate securities was 6.10%, the hybrid securities average coupon was 5.85%, the fixed-rate securities average coupon was 5.92% and the CMO floaters average coupon was 5.84%.

At December 31, 2008, the average amortized cost of our agency mortgage-related assets was 101.22%, the average amortized cost of our adjustable-rate securities was 101.35% and the average amortized cost of our fixed-rate securities was 100.68%. Relative to our Agency MBS portfolio at December 31, 2008, the average interest rate on outstanding repurchase agreements was 2.07% and the average days to maturity was 34 days (due primarily to a decrease in the contractual terms of repurchase agreements). After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.25% and the weighted average term to next rate adjustment was 422 days.

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

At December 31, 2008 and December 31, 2007, the unamortized net premium paid for our Agency MBS was $63 million and $56 million, respectively.

At December 31, 2008, the current yield on our Agency MBS portfolio was 5.47%, based on a weighted average coupon of 5.54% divided by the average amortized cost of 101.22%. At December 31, 2007, the current yield on our Agency MBS portfolio was 5.84%, based on a weighted average coupon of 5.91% divided by the average amortized cost of 101.23%.

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

Non-Agency MBS Portfolio

At December 31, 2008, our Non-Agency MBS portfolio consisted of a fair value of $7.3 million of floating-rate CMOs with an average coupon of 0.72%, which were acquired at par value. At December 31, 2007, our Non-Agency MBS portfolio consisted of $43 million of floating-rate CMOs with an average coupon of 5.11% which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At December 31, 2008, the fair value of our Non-Agency MBS portfolio declined to approximately $7.3 million from a fair value of approximately $43 million at December 31, 2007.

On October 6, 2008, a security representing approximately 33% of the principal balance at December 31, 2008 of our Non-Agency MBS portfolio was downgraded from AAA to BB by Standard & Poor’s. On October 30, 2008, a security representing approximately 67% of the principal balance at December 31, 2008 of our Non-Agency MBS portfolio was downgraded from AAA to B by Standard & Poor’s. At December 31, 2008, the Standard & Poor’s ratings on both of these securities had not changed from the ratings in October 2008. As of

March 4, 2009, although the most current ratings from Standard & Poor’s did not change from the ratings at December 31, 2008, the ratings from Moody’s Investors Service on both securities were downgraded from Aaa to Ca.

For the year ended December 31, 2008, we have recognized through earnings an impairment charge of approximately $38 million on our Non-Agency MBS portfolio, with approximately $34 million being recognized during the third quarter ended September 30, 2008 and approximately $4 million being recognized during the fourth quarter ended December 31, 2008. Of these amounts, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we currently believe this decline in fair value is likely to be other-than-temporary, we have recognized an impairment charge to write these bonds down to estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment was based on both factual and subjective information available at the time of the assessment, the determination of the amounts considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

At December 31, 2008, we transferred the fair value measurement on the Non-Agency MBS from Level 2 inputs to Level 3 inputs. Prior to December 31, 2008, we would receive non-binding indications of value from a broker(s) who are market makers and observe market transactions in these types of securities and similar securities. The market for Non-Agency MBS has become more volatile and less liquid. At December 31, 2008, we were unable to get any brokers who were market makers in these securities or similar types of securities to provide valuation information for the Non-Agency MBS. We received valuations at December 31, 2008 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. At September 30, 2008, we had classified the Non-Agency MBS as Level 2. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008.

The table below provides additional details regarding our Non-Agency MBS portfolio at December 31, 2008:

Non-Agency MBS at fair value	$7.34 million
Principal balance of Non-Agency MBS	$44.87 million
Original principal balance on Non-Agency MBS	$60 million
Original FICO (credit score)	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	76.3%

Weighted average original loan-to-value (LTV)	69%
Weighted average original LTV adjusted for loan amortization	73%

California loans(1)	68%
Pay-option ARM loans(1)	100%
2006 loan originations(1)	99%

3-month CPR	7.4%

Loans in foreclosure(1)	6.0%
Real estate owned (REO)(1)(2)	2.4%
Total seriously delinquent(1)(3)	12.3%
Realized losses (as percentage of original collateral balance)	0.5%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	9.5%
Average securitization principal of Anworth-owned tranches	15.5%
Average securitization principal senior to Anworth-owned tranches	75.0%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now real estate owned.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at December 31, 2008.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. Under recently enacted legislation, the hedging rules that exclude certain hedging income from the computation of the 95% income test have been extended to exclusion under the 75% income test as well. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets. This provision became effective for transactions entered into after July 30, 2008.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2008, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in FASB 133 and FASB 138, with an aggregate notional amount of $2.68 billion and an average maturity of 2.0 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2008, there were unrealized losses of approximately $139.8 million on our swap agreements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS portfolio, which totaled $4.67 billion at December 31, 2008. As collateral for these repurchase agreements, we have pledged approximately $5.2 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2008 consisted of payments of principal from our Agency MBS portfolio in the amount of $908 million.

For the year ended December 31, 2008, there was a net increase in cash and cash equivalents of approximately $119.6 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2008 was approximately $139.6 million. This is comprised primarily of net income of $62.6 million, adding back the following non-cash items: impairment charges on our Non-Agency MBS portfolio of approximately $38 million, a net loss on derivative instruments of approximately $113 thousand, the amortization of premium and discounts of approximately $12 million less the gain on disposition of discontinued operations of approximately $7.6 million. Net cash provided by operating activities also included a decrease in prepaid expenses and other assets of approximately $50 million (due primarily to a decrease in collateral pledged on interest rate swap agreements of approximately $48 million), partially offset by a decrease in accrued interest payable of approximately $16 million;

•

Net cash used in investing activities for the year ended December 31, 2008 was approximately $630.5 million, which consisted of purchases of Agency MBS of approximately $1.6 billion, partially offset by $908 million from principal payments on Agency MBS and approximately $25 million in proceeds from the sale of Agency MBS; and

•

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $610.4 million. This consisted of borrowings on repurchase agreements of approximately $29.5 billion, partially offset by repayments on repurchase agreements of approximately $29.1 billion, net proceeds from common stock issued of approximately $248.4 million less dividends paid of $69.9 million on common stock and dividends paid of approximately $5.9 million on preferred stock.

Relative to our Agency MBS portfolio at December 31, 2008, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to 24 months. At December 31, 2008, we had borrowed funds under repurchase agreements with 10 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2008 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future. The sales of Agency MBS in 2008 (as described on page 52 under “Results of Operations”) that resulted in a $49 thousand loss did not result from any margin calls by our repurchase agreement counterparties. The impact of meeting our margin requirements was not material to our results of operations or financial condition for the period covered by this report.

Due to the difficult economic environment in which we are operating, we have decreased our leverage on capital (including all preferred stock and junior subordinated notes) from 9.1x at December 31, 2007 to 7.5x at December 31, 2008.

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

During the year ended December 31, 2008, we raised approximately $27.6 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and recognized net proceeds of approximately $136.3 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

At December 31, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the year ended December 31, 2008, we did not issue any shares of Series A or Series B Preferred Stock.

During the year ended December 31, 2008, we issued 12.047 million shares of common stock under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co., or Cantor (as described in Note 8 to the accompanying audited consolidated financial statements), which provided net proceeds to us of approximately $84.3 million. Cantor, as sales agent, received an aggregate commission of approximately $1.8 million, which represents an average commission of approximately 2.0% on the gross sales price per share.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2008 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$4,665,000	$4,665,000	$—	$—	$—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	1,065	293	614	158	—

Total(3):	$4,703,445	$4,665,293	$614	$158	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 4 to the accompanying consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 9 to the accompanying consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2008 was $556.2 million. Common stockholders’ equity was approximately $507.3 million, or $5.61 book value per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $37.8 million, or 0.72% of the amortized cost of our Agency MBS, at December 31, 2008. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $139.8 million, constitute the total “Accumulative other comprehensive loss” of approximately $101.9 million.

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

Our accounting policies for continuing operations are described in Note 1 to the accompanying consolidated financial statements. Management believes the more significant of our accounting policies for continuing operations are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and we have the ability and intent to hold these investments until a recovery of fair value up to (or beyond) its par value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions, who are considered to be the market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Subsequent Events

On January 28, 2009, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2009.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public stock offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

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

At December 31, 2008, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$1,046,640	19.69%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	351,344	6.61	4,545,000	97.4%
Greater than 3 months and less than 1 year	475,668	8.95	120,000	2.6
Greater than 1 year and less than 2 years	308,400	5.80	—	—
Greater than 2 years and less than 3 years	1,078,142	20.29	—	—
Greater than 3 years and less than 5 years	2,054,583	38.66	—	—

Total:	$5,314,777	100.0%	$4,665,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2008, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 31 months while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 422 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods (as what occurred in 2006). Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the year ended December 31, 2008, there were continuing liquidity and credit concerns surrounding the mortgage markets generally. While some concerns were addressed when the federal government announced in September 2008 that it was placing Fannie Mae and Freddie Mac under its conservatorship, there are still concerns about the future of these organizations. With the announced bankruptcy of Lehman Brothers Holdings Inc., the seizure by federal regulators of Washington Mutual and IndyMac Bancorp, the sales of Merrill Lynch & Co., Inc. and Wachovia Corporation, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2008, we had unrestricted cash of $132 million and $151 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

We often purchase mortgage-related assets that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these assets. In accordance with accounting rules, we amortize this premium over the term of the MBS. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying MBS were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate. This would reduce our income.

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at December 31, 2008, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Changes in Projected Net Interest Income equals the change that would occur in the calculated Projected Net Interest Income for the next twelve months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twelve months.

Changes in Projected Portfolio Value equals the change in value of our assets that we carry at fair value and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. We acquire interest rate-sensitive assets and fund them with interest rate-sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–26.5%	–1.3%
–1.0%	–8.2%	–0.2%
0%	—	—
1.0%	–0.9%	–1.1%
2.0%	–13.8%	–3.0%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 59.5% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at December 31, 2008. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2008, the aggregate notional amount of the interest rate swap agreements was $2.68 billion and the weighted average maturity was 2.0 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	83.6%	0.6%
–1.0%	95.5%	0.7%
0%	—	—
1.0%	51.6%	–2.1%
2.0%	13.2%	–4.9%

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

Evaluation of Disclosure Controls

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, Anworth’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, McGladrey & Pullen, LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 69 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation (the Company)’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the period ended December 31, 2008 of the Company and our report dated March 12, 2009, expressed an unqualified opinion.

McGladrey & Pullen, LLP

Irvine, California

March 12, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 29, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 29, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 29, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 29, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP;
•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007;
•	Consolidated Statements of Income: Years Ended December 31, 2008, December 31, 2007 and December 31, 2006;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2008, December 31, 2007 and December 31, 2006;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2008, December 31, 2007 and December 31, 2006; and
•	Notes to Consolidated Financial Statements.

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

DATED: March 12, 2009	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 12, 2009

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 12, 2009

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	March 12, 2009

/s/ LEE A. AULT, III Lee A. Ault, III	Director	March 12, 2009

/s/ CHARLES H. BLACK Charles H. Black	Director	March 12, 2009

/s/ JOE E. DAVIS Joe E. Davis	Director	March 12, 2009

/s/ ROBERT C. DAVIS Robert C. Davis	Director	March 12, 2009

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheet of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2008, and the related consolidated statements of income, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey & Pullen, LLP

Irvine, California

March 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated balance sheet of Anworth Mortgage Asset Corporation (Anworth) as of December 31, 2007 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth at December 31, 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Los Angeles, California

March 12, 2008

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2008	December 31, 2007
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,164,178	$4,478,983
Agency MBS at fair value	143,262	183,564

	5,307,440	4,662,547
Non-Agency MBS:
Non-Agency MBS at fair value	7,337	42,714
Cash and cash equivalents	131,970	12,440
Interest and dividends receivable	26,081	25,618
Derivative instruments at fair value	—	1,791
Prepaid expenses and other	4,314	52,371
Assets of discontinued operations	—	38

	$5,477,142	$4,797,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$26,268	$40,892
Repurchase agreements	4,665,000	4,227,100
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	138,592	45,193
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	471	471
Dividends payable on common stock	23,445	6,765
Accrued expenses and other	675	1,317
Liabilities of discontinued operations	—	7,834

	$4,892,842	$4,367,963

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,138 and $30,150, respectively); 1,206 and 1,206 shares issued and outstanding at December 31, 2008 and 2007, respectively	$28,096	$28,108

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at December 31, 2008 and 2007, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 90,462 and 57,289 issued and outstanding at December 31, 2008 and 2007, respectively	905	573
Additional paid-in capital	851,588	601,462
Accumulated other comprehensive loss consisting of unrealized losses and gains	(101,940)	(36,129)
Accumulated deficit	(239,746)	(209,855)

	$556,204	$401,448

	$5,477,142	$4,797,519

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$285,687	$242,779	$205,579
Interest on Non-Agency MBS	1,309	4,978	532
Other income	702	1,074	176

	287,698	248,831	206,287

Interest expense:
Interest expense on repurchase agreements	178,875	221,697	198,953
Interest expense on junior subordinated notes	2,449	3,187	3,084

	181,324	224,884	202,037

Net interest income	106,374	23,947	4,250

(Loss) on sale of Agency MBS and Non-Agency MBS	(49)	(23,442)	(10,207)
Net (loss) on derivative instruments	(113)	(147)	—
Impairment charges on Non-Agency MBS	(37,537)	—	—
Expenses:
Incentive compensation	(5,814)	—	—
Compensation and benefits	(4,260)	(2,346)	(2,701)
Write-off of common stock offering costs	(114)	—	—
Other expenses	(3,438)	(3,190)	(2,783)

Total expenses	(13,626)	(5,536)	(5,484)

Income (loss) from continuing operations	55,049	(5,178)	(11,441)
(Loss) from discontinued operations	—	(151,288)	(2,763)
Gain on disposition of discontinued operations	7,558	—	—

Net income (loss)	$62,607	$(156,466)	$(14,204)

Dividend on Series A Cumulative Preferred Stock(1)	(4,044)	(3,033)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,884)	(1,716)	—

Net income (loss) to common stockholders	$56,679	$(161,215)	$(18,248)

Basic earnings (loss) per common share:
Continuing operations	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.09	(3.26)	(0.06)

Total basic earnings (loss) per common share	$0.69	$(3.47)	$(0.40)

Diluted earnings (loss) per common share:
Continuing operations	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.09	(3.26)	(0.06)

Total diluted earnings (loss) per common share	$0.69	$(3.47)	$(0.40)

Basic weighted average number of shares outstanding	82,043	46,483	45,430
Diluted weighted average number of shares outstanding	85,281	46,483	45,430

(1)	As restated in Note 12.

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Accum. (Deficit)	Treasury Stock at Cost	Comp. Income (Loss)	Total
Balance, December 31, 2005	1,876	45,397	$45,397	$454	$524,993	$(85,427)	$—	$12,949	$(3,142)	$(12,125)	$—		$483,099

Issuance of common stock		45		—	359								359
Issuance of restricted stock		205		2	64								66
Purchases of treasury stock											(285)		(285)
Retired treasury stock		(38)		—	(285)						285		—
Other comprehensive income (loss), fair value adjustments						34,908		(8,067)	3,344			30,185	30,185
Net loss										(14,204)		(14,204)	(14,204)

Comprehensive income												$15,981

Amortization of restricted stock					476								476
Dividend declared—$2.156252 per Series A preferred share										(4,044)			(4,044)
Dividends declared—$0.08 per common share										(3,639)			(3,639)
Cumulative effect adjustment										(1,011)			(1,011)

Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)	$—		$491,002

Issuance of common stock		11,680		117	75,873								75,990
Other comprehensive income (loss), fair value adjustments and reclassifications						64,770	(7,003)	(48,259)	(202)			9,306	9,306
Net loss										(156,466)		(156,466)	(156,466)

Comprehensive loss												$(147,160)

Amortization of restricted stock					(18)								(18)
Dividend declared—$2.156252 per Series A preferred share										(3,033)			(3,033)
Dividend declared—$1.453993 per Series B preferred share										(1,716)			(1,716)
Dividend declared—$0.27 per common share										(13,617)			(13,617)

Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$—	$(209,855)	$—		$401,448

Issuance of common stock		33,173		332	249,844								250,176
Other comprehensive income (loss), fair value adjustments and reclassifications						23,599	7,003	(96,413)	—			(65,811)	(65,811)
Net income										62,607		62,607	62,607

Comprehensive loss												$(3,204)

Amortization of restricted stock					282								282
Dividend declared—$2.156252 per Series A preferred share										(4,044)			(4,044)
Dividend declared—$1.562500 per Series B preferred share										(1,884)			(1,884)
Dividend declared—$1.00 per common share										(86,570)			(86,570)

Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$—	$(139,790)	$—	$(239,746)	$—		$556,204

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$62,607	$(5,178)	$(11,441)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	11,991	21,092	27,631
Impairment charges on Non-Agency MBS	37,537	—	—
Loss on sale of Agency MBS and Non-Agency MBS	49	23,442	10,207
Loss on derivative instruments	113	147	—
Amortization of restricted stock	282	(18)	476
Non-cash incentive compensation	1,800	—	—
Gain on disposition of discontinued operations	(7,558)	—	—
Changes in assets and liabilities:
(Decrease) increase in interest receivable	(463)	1,511	(5,284)
Decrease (increase) in prepaid expenses and other	49,872	(48,745)	(1,378)
(Decrease) increase in accrued interest payable	(15,960)	(19,727)	26,924
(Decrease) in accrued expenses and other	(632)	(1,279)	(8,423)
Net cash (used in) provided by operating activities of discontinued operations	(44)	(29,864)	13,994

Net cash provided by (used in) operating activities	$139,594	$(58,619)	$52,706

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(1,568,755)	$(2,047,388)	$(1,988,185)
Principal payments	908,480	1,235,399	1,437,972
Proceeds from sales	24,956	858,019	393,057
Available-for-sale Non-Agency MBS:
Purchases	—	(20,000)	(108,775)
Principal payments	4,841	21,828	1,752
Proceeds from sales	—	46,047	—
Net cash provided by investing activities of discontinued operations	—	494,702	731,950

Net cash (used in) provided by investing activities	$(630,478)	$588,607	$467,771

Financing Activities:
Borrowings from repurchase agreements	$29,498,118	$28,320,977	$21,998,859
Repayments on repurchase agreements	(29,060,218)	(28,423,798)	(21,768,348)
Proceeds from common stock issued, net	248,354	75,990	426
Proceeds from Series B Preferred Stock issued, net	—	28,108	—
Series A Preferred stock dividends paid	(4,044)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,884)	(1,245)	—
Common stock dividends paid	(69,889)	(7,764)	(3,635)
Treasury stock purchased	—	—	(285)
Net cash (used in) financing activities of discontinued operations	—	(505,947)	(751,523)

Net cash provided by (used in) financing activities	$610,437	$(517,723)	$(528,550)

Net increase (decrease) in cash and cash equivalents	$119,553	$12,265	$(8,073)
Cash and cash equivalents at beginning of period	12,440	34	27
Add: net decrease (increase) in cash of discontinued operations	(23)	141	8,080

Cash and cash equivalents at end of period	$131,970	$12,440	$34

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$195,785	$244,611	$175,088
Supplemental Disclosure of Investing and Financing Activities:
Retirement of treasury stock	$—	$—	$285
Restricted stock issued	$—	$—	$1,800
Deconsolidation of variable interest entities	$—	$1,214,452	$—

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2008	2007	2006
Net income (loss)	$62,607	$(156,466)	$(14,204)

Available-for-sale Agency MBS, fair value adjustment	23,550	50,759	24,701
Reclassification adjustment for losses on sales of Agency MBS included in net income (loss)	49	14,011	10,207
Available-for-sale Non-Agency MBS, fair value adjustment	(30,534)	(16,434)	—
Impairment charge on Non-Agency MBS included in net income	37,537	—	—
Reclassification adjustment for losses on sales of Non-Agency MBS included in net loss	—	9,431	—
Unrealized (losses) on cash flow hedges	(128,705)	(39,790)	(1,866)
Reclassification adjustment for losses on derivative instruments	113	147	—
Reclassification adjustment for interest (income) expense included in net income (loss)	32,179	(8,616)	(6,201)
BT Other MBS, fair value adjustment	—	(202)	5,971
Reclassification adjustment for gains on sales of BT Other MBS included in net (loss)	—	—	(2,627)

	(65,811)	9,306	30,185

Comprehensive income (loss)	$(3,204)	$(147,160)	$15,981

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in U.S. agency mortgage-backed securities, referred to as Agency MBS. U.S. agency securities are securities that are obligations guaranteed by the U.S. government or guaranteed by federally sponsored enterprises such as Fannie Mae, Freddie Mac or Ginnie Mae. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Code. As a REIT, we routinely distribute substantially all of the income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our net income to our stockholders.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Change in Basis of Presentation

Since September 2007, we have presented both Belvedere Trust Mortgage Corporation and its subsidiaries, or Belvedere Trust (our former wholly-owned subsidiary), and BT Management (who provided the management services for Belvedere Trust) as discontinued operations. All prior period information is presented in the same manner for conformity.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the United States government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises such as Fannie Mae or Freddie Mac, which were placed in the conservatorship of the United States government in September 2008. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-Agency MBS are securities not issued by government sponsored enterprises which are secured primarily by first-lien residential mortgage loans.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2008, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands, except for number of securities)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	82	$1,077,230	$(4,984)	388	$538,082	$(14,179)	470	$1,615,312	$(19,163)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. This is not the case with respect to our Non-Agency MBS for which we recognized impairment charges through earnings of approximately $38 million during the year ended December 31, 2008 and which is discussed in further detail in Note 2 to the accompanying consolidated financial statements. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by United States government or government sponsored agencies. As we have the ability and intent to hold the Agency MBS investments until a recovery of fair value up to (or beyond) its par value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2008.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Repurchase Agreements

We finance the acquisition of our MBS through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities and accrued interest as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. We are operating in an environment where economic conditions have already caused several large financial institutions involved in repurchase financing of MBS to either have been acquired by other institutions or to have filed bankruptcy.

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

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements. In order to limit credit risk associated with swap agreements, our current practice is to only enter into swap agreements with major financial institution counterparties who are market makers for these types of instruments, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our Consolidated Balance Sheets at their fair value based on values obtained from major financial institutions, who are considered to be the market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Credit Risk

At December 31, 2008, we had limited our exposure to credit losses on our mortgage assets by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the United States government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that we distribute all of our earnings and our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met.

The possible tax effect of the sales of securities in 2007 and the write-off of our investment in and loan to Belvedere Trust appears in Note 6 to the accompanying consolidated financial statements.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2008 relative to any tax positions taken prior to January 1, 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2008. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on the Consolidated Balance Sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” and have determined that bifurcation is not necessary.

Stock-Based Compensation

Under FASB Statement No. 123(R), “Share-Based Payment,” for the years ended December 31, 2006, 2007 and 2008, any compensation cost relating to share-based payment transactions is recognized in the consolidated financial statements.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The computation of EPS is as follows (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations	$55,049	$(5,178)	$(11,441)
Loss from discontinued operations	—	(151,288)	(2,763)
Gain on disposition of discontinued operations	7,558	—	—

Net income (loss)	$62,607	$(156,466)	$(14,204)

Dividend on Series A Cumulative Preferred Stock	(4,044)	(3,033)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,884)	(1,716)	—

Net income (loss) to common stockholders	$56,679	$(161,215)	$(18,248)

Basic earnings (loss) per common share:
Continuing operations	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.09	(3.26)	(0.06)

Total basic earnings (loss) per common share	$0.69	$(3.47)	$(0.40)

Diluted (loss) earnings per common share:
Continuing operations	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.09	(3.26)	(0.06)

Total diluted earnings (loss) per common share	$0.69	$(3.47)	$(0.40)

Basic weighted average number of shares outstanding	82,043	46,483	45,430
Diluted weighted average number of shares outstanding(1)(2)	85,281	46,483	45,430

(1)	During the years ended December 31, 2007 and 2006, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is 2.9 million and 18 thousand, respectively.
(2)	During the year ended December 31, 2008, diluted earnings per common share included the assumed conversion of 1.206 million shares of Series B Preferred Stock at the then current conversion rate of 2.6857 shares of common stock and adding back the Series B Preferred Stock dividend.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in dividends with common shareholders (considered to be participating securities) and must be included in computing basic and diluted earnings per share. FSP No. EITF 03-6-1 is effective for our financial statements beginning January 1, 2009. FSP No. EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per share computations to reflect FSP No. EITF 03-6-1’s provisions. We do not believe that FSP No. EITF 03-6-1 will have a material impact on our financial statements.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interest in Variable Interest Entities.” The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying special purpose entities. Calendar year-end public companies must provide the required disclosures in their December 31, 2008 annual filings and in all subsequent annual and quarterly financial statements. The adoption of this FSP did not have a material effect on our financial statements.

On January 12, 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20.” This FSP amends EITF Issue No. 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” This FSP eliminates the requirement that a holder’s best estimate of cash flows be based upon those that a “market participant” would use. Instead, this FSP requires that an other-than-temporary impairment (OTTI) be recognized as a realized loss through earnings when it is “probable” there has been an adverse change in the holder’s estimated cash flows from the cash flows previously projected, which is consistent with the impairment model in FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This FSP is effective for all interim and annual reporting periods ending after December 15, 2008 (e.g. December 31, 2008 for a calendar year-end entity). The adoption of this FSP did not have a material impact on our financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 2.	MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2008 and December 31, 2007, which are carried at their fair value (amounts in thousands):

December 31, 2008

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$27,193	$1,283,909	$3,953,192	$5,264,294
Paydowns receivable	—	5,296	—	5,296
Unrealized gains	—	23,900	33,113	57,013
Unrealized losses	(650)	(3,956)	(14,557)	(19,163)

Fair value	$26,543	$1,309,149	$3,971,748	$5,307,440

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$823,356	$3,407,874	$1,025,071	$7,993	$5,264,294
Paydowns receivable	2,531	2,765	—	—	5,296
Unrealized gains	1,089	33,639	22,285	—	57,013
Unrealized losses	(14,970)	(3,153)	(716)	(324)	(19,163)

Fair value	$812,006	$3,441,125	$1,046,640	$7,669	$5,307,440

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$44,875
Paydowns receivable	—
Unrealized gains	—
Unrealized losses, taken through earnings as impairment charges	(37,538)

Fair value	$7,337

At December 31, 2008, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.72%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

During the year ended December 31, 2008, the fair value of our Non-Agency MBS portfolio declined to approximately $7.3 million from a fair value of approximately $43 million at December 31, 2007.

On October 6, 2008, a security representing approximately 33% of the principal balance at December 31, 2008 of our Non-Agency MBS portfolio was downgraded from AAA to BB by Standard & Poor’s. On October 30, 2008, a security representing approximately 67% of the principal balance at December 31, 2008 of our Non-Agency MBS portfolio was downgraded from AAA to B by Standard & Poor’s. At December 31, 2008, the Standard & Poor’s ratings on both of these securities had not changed from the ratings in October 2008. As of March 4, 2009, although the most current ratings from Standard & Poor’s did not change from the ratings at December 31, 2008, the ratings from Moody’s Investors Service on both securities were downgraded from Aaa to Ca.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008, we had recognized through earnings impairment charges of approximately $38 million on the Non-Agency MBS, with approximately $34 million being recognized during the third quarter ended September 30, 2008 and approximately $4 million being recognized during the fourth quarter ended December 31, 2008. Of these amounts, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we currently believe this decline in fair value is likely to be other-than-temporary, we have recognized an impairment charge to write these securities down to estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment was based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

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

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at December 31, 2008, our repurchase agreements had a weighted average term to maturity of 34 days and a weighted average borrowing rate of 2.07%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 422 days with a weighted average borrowing rate of 3.25%. At December 31, 2008, Agency MBS with a fair value of approximately $5.2 billion have been pledged as collateral under the repurchase agreements and swap agreements.

Relative to our Agency MBS and Non-Agency MBS portfolios, at December 31, 2007, our repurchase agreements had a weighted average term to maturity of 49 days and a weighted average borrowing rate of 4.91%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 418 days with a weighted average borrowing rate of 4.77%. At December 31, 2007, Agency MBS with a fair value of approximately $4.48 billion have been pledged as collateral under the repurchase agreements.

At December 31, 2008 and 2007, the repurchase agreements had the following remaining maturities (in thousands):

	December 31, 2008	December 31, 2007
Overnight	$—	$—
Less than 30 days	2,540,000	2,035,000
30 days to 90 days	2,005,000	1,997,100
Over 90 days to less than 1 year	120,000	75,000
1 year to 2 years	—	120,000
Demand	—	—

	$4,665,000	$4,227,100

At December 31, 2008, we had one counterparty, Deutsche Bank Securities Inc., where the amount at risk ($81.0 million) exceeded 10% of our stockholders’ equity. The amount at risk represents the fair value of the securities less the amount of the repurchase agreement liabilities. The weighted average maturity of the repurchase agreements with this counterparty was 43 days.

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

On January 1, 2008, we adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” or SFAS 157, which had no material impact. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the three following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange. Our derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are major financial institutions and are considered to be the market makers for these types of instruments and the LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments liabilities is the estimated amount the Company would have to pay to terminate these agreements at the reporting date, taking into account current interest rates and the company’s credit worthiness.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2008, we consider the inputs utilized to fair value the Non-Agency MBS to be Level 3. We received indications of value for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. At September 30, 2008, we had classified the Non-Agency MBS as Level 2. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At December 31, 2008, our assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,307,440	$—	$5,307,440
Non-Agency MBS	—	—	7,337	7,337
Derivative instruments	—	—	—	—
Liabilities:
Derivative instruments	$—	$138,592	$—	$138,592

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in the audited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as such, the carrying value approximates fair value. The Company considers its credit worthiness in determining the fair value of its junior subordinated notes and variable-rate debt.

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

The loss from the sales of our MBS in 2007 are capital losses and can only be offset against future capital gains within five years. Belvedere Trust’s assets were assigned for the benefit of its creditors to an independent third party in September 2008, such that we are now able to write-off for tax purposes as a worthless security our investment of $100 million in Belvedere Trust. This worthless security write-off would be treated, for tax purposes, as a capital loss and can only be offset against future capital gains within five years. Additionally, our intercompany loan of approximately $42.8 million to Belvedere Trust will be treated as a bad debt deduction in 2008, which will reduce our REIT taxable income. As with all companies, tax positions are subject to tax authority review.

Income tax expense (benefit) for the years ended December 31, 2008 and 2007 was zero. None of the components of income tax expense are significant on a separately stated basis.

Based on the activity of our taxable REIT subsidiaries, a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 34% to actual income tax expense for the years ended December 31, 2008 and 2007 is as follows (dollar amounts in thousands):

	2008		2007
Income tax at statutory rate	$(27)	34.0%	$(24)	34.0%
State taxes, net	(5)	5.8%	(4)	5.8%
Gain on asset securitization	—	—	—	—
Valuation allowance	32	(39.8)%	28	(39.8)%

Total income tax expenses	$—	0.0%	$—	0.0%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at December 31, 2008 and 2007 were as follows (in thousands):

	2008	2007
Deferred tax assets:
Prepaid expenses for taxes	$189	$189
Net operating losses	497	529

Gross deferred tax assets	686	718
Valuation allowance	(686)	(718)

Deferred tax asset	—	—

Deferred tax liabilities:
General and administrative expenses	—	—

Deferred tax liability	—	—

Net deferred tax asset/liability	$—	$—

Based on facts and circumstances, we believe it is more likely than not that the deferred tax assets will not be utilized in the foreseeable future. Therefore, a full valuation allowance was recorded.

The table below presents tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2008:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2008 Total Distribution Per Share	2008 Ordinary Income	2008 Return of Capital	Long-Term Capital Gains
01/25/08	03/31/08	04/15/08	$0.539063	$0.539063	$—	$—
04/11/08	06/30/08	07/15/08	$0.539063	$0.539063	$—	$—
07/09/08	09/30/08	10/15/08	$0.539063	$0.539063	$—	$—
10/16/08	12/31/08	01/15/09	$0.539063	$0.539063	$—	$—

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2008 Total Distribution Per Share	2008 Ordinary Income	2008 Return of Capital	Long-Term Capital Gains
01/25/08	03/31/08	04/15/08	$0.390625	$0.390625	$—	$—
04/11/08	06/30/08	07/15/08	$0.390625	$0.390625	$—	$—
07/09/08	09/30/08	10/15/08	$0.390625	$0.390625	$—	$—
10/16/08	12/31/08	01/15/09	$0.390625	$0.390625	$—	$—

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2008 Total Distribution Per Share	2008 Ordinary Income	2008 Return of Capital	Long-Term Capital Gains
04/11/08	04/30/08	05/19/08	$0.20	$0.109242	$0.090758	$—
07/09/08	07/23/08	08/19/08	$0.29	$0.158401	$0.131599	$—
10/16/08	10/31/08	11/19/08	$0.25	$0.136552	$0.113448	$—
12/22/08	12/31/08	01/20/09	$0.26	$0.142015	$0.117985	$—

NOTE 7.	SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through December 31, 2008, the Series B Preferred Stock was convertible at the then current conversion rate of 2.6857 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with our holders of the Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2008, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

During the year ended December 31, 2008, one of our stockholders elected to convert 500 shares of Series B Preferred Stock into 1,273 shares of our common stock (based on a rate of 2.5464 at the time of conversion).

NOTE 8.	PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2008, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

At our annual meeting of stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the year ended December 31, 2008, we issued approximately 4.4 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $27.6 million.

On January 30, 2008, we issued an aggregate of 16.445 million shares of common stock and recognized net proceeds of approximately $136.3 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the controlled equity offering program, or the Program, we sell from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the year ended December 31, 2008, we sold 12.047 million shares of our common stock under the Program, which provided net proceeds to us of approximately $84.3 million. The sales agent received an aggregate of approximately $1.8 million, which represents an average commission of approximately 2.0% on the gross sales price per share. At December 31, 2008, there were 11,837,900 shares available under the 2008 Sales Agreement.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At December 31, 2008, approximately $200.7 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan. To date, we have issued 2.583 million shares under the 2004 Equity Plan. This amount includes 1.615 million shares of unexercised stock options and restricted stock.

NOTE 9.	TRANSACTIONS WITH AFFILIATES

2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, various executive officers, including our Principal Executive Officer (Lloyd McAdams), our Chief Investment Officer (Joseph E. McAdams), our Executive Vice President (Heather U. Baines), and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The three executives may be paid up to 50% of their respective

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

incentive compensation earned under such plan in the form of our common stock. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At December 31, 2008 and 2007, the Threshold Return was 4.30% and 5.27%, respectively.

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At December 31, 2008, the negative incentive compensation accrual carry forward was $19.1 million. This negative carry forward may provide an incentive to the individuals covered by the plan to make higher risk investments in an attempt to generate returns of a magnitude necessary to overcome the negative carry forward.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the years ended December 31, 2008 and 2007, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation. At December 31, 2008 and 2007, there was a negative incentive compensation accrual carried forward of $19.1 million and $21.4 million, respectively.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams (the “Executives”). As a result, the Executives are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income available to common stockholders excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

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

In order to further align the performance of the Executives with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that (1) with respect to 2008, at

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

least 25% of the annual performance-based bonus amount to be distributed to an Executive over $100 thousand would be paid in restricted shares of common stock, preferred stock or a combination of both classes of securities (the “Restricted Shares”) and (2) with respect to each year thereafter, at least 25% of any annual performance-based bonus amount over $100 thousand will be paid in Restricted Shares. In addition, neither Executive will be permitted to sell or otherwise transfer any Restricted Shares during the Executive’s employment with us until the value of the Executive’s stock holdings in the company exceeds a seven and one-half times multiple of the Executive’s base compensation and, once this threshold is met, only to the extent that the value of the Executive’s holdings exceeds that multiple. For the year ended December 31, 2008, the Compensation Committee approved, and the Company issued an aggregate of 287,539 shares of common stock at a stock price of $6.26 to Messrs. Lloyd McAdams and Joseph E. McAdams in accordance with the terms of their employment agreements. The total incentive compensation paid to the Executives for the year ended December 31, 2008 (including this restricted stock issuance) was approximately $3.8 million (not including discretionary incentive compensation as shown below).

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

Our Principal Executive Officer (Lloyd McAdams) and Chief Investment Officer (Joseph E. McAdams) may receive incentive compensation pursuant to the terms of their employment agreements as detailed above. The Compensation Committee, in its discretion, may provide additional incentive compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional incentive compensation may be provided in consideration of the company’s execution of our business and strategic plan. During the year ended December 31, 2008, we paid the Executives additional incentive compensation of approximately $1.4 million.

Change in Control and Arbitration Agreements

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by a trust controlled by certain of our officers. Under the sublease, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at a rate equal to PIA’s obligation, currently $52.58 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2008, we paid $337 thousand in rent to PIA under the sublease which is included in “Other expenses” on the Consolidated Statements of Income. During the years ended December 31, 2007 and 2006, we paid $277 thousand and $269 thousand, respectively, in rent to PIA under this sublease.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum lease commitment is as follows (in whole dollars):

Year	2009	2010	2011	2012	Total Commitment
Commitment	$293,515	$302,332	$311,414	$158,012	$1,065,273

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the Consolidated Statements of Income are fees of $345 thousand paid to PIA in connection with this agreement during the year ended December 31, 2008. During the years ended December 31, 2007 and 2006, we paid fees of $264 thousand and $200 thousand, respectively, to PIA in connection with this agreement.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Principal Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Principal Executive Officer and our other four highest paid officers. To date, the board has designated Lloyd McAdams, our Chairman, President and Principal Executive Officer, and Joseph E. McAdams, our Chief Investment Officer and Executive Vice President, as the only officers who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year. For the year ended December 31, 2008, neither of the participants of the Deferred Compensation Plan elected to defer any compensation. At December 31, 2008, the aggregate balance of the amount previously deferred for Lloyd McAdams was $311,579.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan.

NOTE 10.	EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2008, 916,863 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,360,930	$12.123	1,360,930	$12.123	1,385,930	$12.045
Granted	—	—	—	—	—	—
Exercised	(53,961)	6.07	—	—	—	—
Expired	(122,000)	12.13	—	—	(25,000)	7.81

Outstanding, end of year	1,184,969	$12.397	1,360,930	$12.123	1,360,930	$12.123

Weighted average fair value of options exercised during the year	—	$1.18		—		—
Options exercisable at year-end	1,184,969		1,360,930		1,360,930

The aggregate intrinsic value of options exercised during 2008 and those outstanding at December 31, 2008 is immaterial.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

Exercise Price	Options Outstanding and Exercisable at December 31, 2008	Remaining Contractual Life (Years)
$ 4.60	2,644	0.3
$ 6.70	520	2.6
$ 7.10	6,000	2.6
$ 9.45	127,505	3.1
$11.20	264,000	3.8
$11.25	10,000	3.8
$13.80	427,300	4.3
$12.47	342,000	0.3
$ 9.72	5,000	6.6

	1,184,969

The following table summarizes information about restricted stock outstanding at December 31, 2008:

Grant Date Fair Value	Unvested Shares at December 31, 2007	Restricted Shares Granted	Shares Vested at December 31, 2008	Shares Forfeited	Unvested Shares at December 31, 2008	Weighted Average Remaining Contractual Life (Years)
$4.24	145,086	—	18,132	—	126,954	6.8
$5.93	197,362	—	—	—	197,362	7.8

	342,448	—	18,132	—	324,316	7.4

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 7.31 years and the remaining amount to be recognized is approximately $1.48 million. During the year ended December 31, 2008, we expensed approximately $202 thousand related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. There were no awards of DERs granted during 2007. On February 22, 2008, a grant of an aggregate of 300 thousand DERs under the DER Plan was issued to our employees and officers. On December 22, 2008, a grant of an aggregate of 150 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the year ended December 31, 2008, we paid or accrued $339 thousand as compensation related to these grants.

NOTE 11.	HEDGING INSTRUMENTS

At December 31, 2008, we were a counter-party to swap agreements, which are derivative instruments as defined by FASB 133 and FASB 138, with an aggregate notional amount of $2.68 billion and a weighted average maturity of 2.0 years. During the year ended December 31, 2008, we entered into 18 new swap agreements with an aggregate notional amount of $1.08 billion. During the year ended December 31, 2008, four swap agreements with an aggregate notional amount of $240 million were terminated and two other swap agreements with an aggregate notional amount of $200 million matured. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 2.868% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2008, there was an increase in unrealized losses of $96.4 million, from $43.4 million in unrealized losses at December 31, 2007 to $139.8 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized losses on cash flow hedges of $128.7 million, a reclassification adjustment for losses on derivative instruments included in net income of $113 thousand and a reclassification adjustment for interest expense included in net income of $32.2 million).

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, we have provided cash as collateral on swap margin calls (included in “Other assets”) of approximately $4 thousand.

For the year ended December 31, 2008, there was a loss of approximately $113 thousand recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. At December 31, 2008, the estimated amount of net losses that is expected to be reclassified into earnings within the next 12 months due to when the forecasted transaction affects income (i.e., when the periodic settlement interest payments are due) is approximately $72.2 million. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings.

NOTE 12.	CUMULATIVE ADJUSTMENT

In December 2005, we declared a Series A Preferred Stock dividend of approximately $1 million for preferred stockholders of record as of March 31, 2006 and payable on April 17, 2006. We recorded this preferred stock dividend in the first quarter of 2006 instead of recording it in December 2005. We do not believe that this amount was material to our December 31, 2005 financial statements. In analyzing this transaction under the provisions of SEC Staff Accounting Bulletin No. 108, or SAB 108, we determined that an adjustment to our December 31, 2006 financial statements was necessary. We have, in accordance with the transition provision of SAB 108, recorded a cumulative effect adjustment within the equity section of our December 31, 2006 Consolidated Balance Sheets to correct this transaction. The effect of this adjustment increased the preferred stock dividends payable and increased the accumulated deficit within stockholders’ equity by approximately $1 million. This adjustment had no effect to the loss to common stockholders and no effect to common stock EPS for the year ended December 31, 2006.

NOTE 13.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 9.

NOTE 14.	OTHER EXPENSES

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Legal and accounting fees	$608	$715	$427
Printing and stockholder communications	117	115	110
Directors and Officers insurance	536	374	387
Software and implementation and maintenance	231	222	207
Administrative service fees	345	250	169
Rent	337	277	268
Stock exchange and filing fees	278	157	92
Custodian fees	159	127	142
Sarbanes-Oxley consulting fees	102	151	153
Board of directors fees and expenses	337	419	342
Securities data services	105	117	178
Other	283	266	308

Total of other expenses:	$3,438	$3,190	$2,783

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2008 and 2007. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2008 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$67,579	$73,872	$73,194	$71,043
Interest on Non-Agency MBS	420	320	320	248
Other income	402	125	126	49

	68,401	74,317	73,640	71,340

Interest expense:
Interest expense on repurchase agreements	48,395	44,976	43,846	41,657
Interest expense on junior subordinated notes	695	566	564	623

	49,090	45,542	44,410	42,280

Net interest income	19,311	28,775	29,230	29,060

(Loss) gain on sale of Agency MBS and Non-Agency MBS and derivatives	(280)	273	(990)	834
Impairment charges on Non-Agency MBS	—	—	(34,083)	(3,455)
Expenses	(2,466)	(3,324)	(3,176)	(4,660)

Income (loss) income from continuing operations	16,565	25,724	(9,019)	21,779
Income from discontinued operations	12	78	—	—
Gain (loss) on disposition of discontinued operations	—	—	7,728	(170)

Net income (loss)	16,577	25,802	(1,291)	21,609
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(471)	(471)

Net income (loss) to common stockholders	$15,095	$24,320	$(2,773)	$20,127

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.30	$(0.12)	$0.22
Discontinued operations	—	—	0.09	—

Total basic earnings (loss) per common share	$0.22	$0.30	$(0.03)	$0.22

Diluted earnings (loss) per common share(1):
Continuing operations	$0.21	$0.29	$(0.12)	$0.22
Discontinued operations	—	—	0.09	—

Total diluted (loss) earnings per common share	$0.21	$0.29	$(0.03)	$0.22

Basic weighted average number of shares outstanding	69,708	82,191	86,381	89,759
Diluted weighted average number of shares outstanding	72,581	85,125	86,381	92,997

(1)	During the year ended December 31, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at each quarter-end conversion rate and adding back the Series B Preferred Stock dividend. At March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, the conversion rate was 2.3809, 2.4318, 2.5464 and 2.6857, respectively.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2007 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$62,128	$62,580	$60,823	$57,248
Interest on Non-Agency MBS	1,682	1,634	1,011	651
Other income	39	26	302	707

	63,849	64,240	62,136	58,606

Interest expense:
Interest expense on repurchase agreements	59,016	58,680	56,854	47,147
Interest expense on junior subordinated notes	794	795	812	786

	59,810	59,475	57,666	47,933

Net interest income (loss)	4,039	4,765	4,470	10,673

(Loss) gain on sale of Agency MBS and Non-Agency MBS and derivatives	—	—	(23,594)	5
Expenses	(1,578)	(1,500)	(1,185)	(1,273)

Income (loss) income from continuing operations	2,461	3,265	(20,309)	9,405
Income (loss) from discontinued operations	303	318	(136,728)	(15,181)

Net income (loss)	$2,764	$3,583	$(157,037)	$(5,776)
Dividend on Series A Cumulative Preferred Stock	—	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(325)	(449)	(471)	(471)

Net income (loss) to common stockholders	$2,439	$2,123	$(158,519)	$(7,258)

Basic earnings (loss) per common share:
Continuing operations	$0.04	$0.04	$(0.47)	$0.16
Discontinued operations	0.01	0.01	(3.00)	(0.31)

Total basic earnings (loss) per common share	$0.05	$0.05	$(3.47)	$(0.15)

Diluted earnings (loss) per common share:
Continuing operations	$0.04	$0.04	$(0.47)	$0.16
Discontinued operations	0.01	0.01	(3.00)	(0.31)

Total diluted (loss) earnings per common share	$0.05	$0.05	$(3.47)	$(0.15)

Basic weighted average number of shares outstanding	45,614	45,640	45,640	48,937
Diluted weighted average number of shares outstanding(1)	45,614	45,640	45,640	48,937

(1)	During the year ended December 31, 2007, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution was approximately 2.9 million.

NOTE 16.	DISCONTINUED OPERATIONS

In September 2008, the assets of Belvedere Trust and the assets of BT Management were assigned for the benefit of their creditors to an independent third party. As control of these operations has now been turned over to this third party, Belvedere Trust and BT Management have been deconsolidated. We recognized a gain on the disposition of discontinued operations of approximately $7.6 million. As a result, there were no remaining assets or liabilities recorded on our financial statements for these entities at September 30, 2008. At December 31, 2007, there was approximately $38 thousand in assets of discontinued operations and approximately $7.8 million in liabilities of discontinued operations.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net income (loss) from discontinued operations for the three years ended December 31, 2008, 2007 and 2006 was as follows: The net income of $7.6 million for the year ended December 31, 2008 was primarily from the gain on disposition of the discontinued operations. The net loss of $(151.3) million for the year ended December 31, 2007 was due primarily to the sales and impairments of assets of discontinued operations. For the year ended December 31, 2006, the net loss on discontinued operations of approximately $(2.8) million consisted of net interest loss of approximately $(2) million, expenses of approximately $3.4 million, partially offset by a gain on the sale of assets of approximately $2.6 million.

The major assets and liabilities of the discontinued operations at December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008	December 31, 2007
Assets of Discontinued Operations:
BT Other MBS pledged to counterparties at fair value	$—	$—
BT Other MBS at fair value	—	—

Cash and cash equivalents	—	—
BT Residential Loans	—	—
Allowance for loan losses	—	—
Interest receivable	—	—
Other assets	—	38

	$—	$38

Liabilities of Discontinued Operations:
Accrued interest payable	$—	$—
Repurchase agreements (Belvedere Trust)(1)	—	7,713
MBS issued	—	—
Accrued expenses and other liabilities	—	121

	$—	$7,834

(1)	For December 31, 2007, this represents three claims against Belvedere Trust related to its repurchase agreement transactions.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The major components of income and expense for the discontinued operations for the years ending December 31, 2008, 2007 and 2006 are as follows (in thousands):

	For the Year Ended December 31,
	2008	2007	2006
Interest income:
Interest on BT Other MBS	$—	$12,352	$8,391
Interest on BT Residential Loans	—	54,360	94,682

	—	66,712	103,073

Interest expense:
Interest expense on repurchase agreements	—	10,109	16,689
Interest expense on whole loan financing facilities	—	—	3
Interest expense on MBS issued	—	52,224	88,367

	—	62,333	105,059

Net interest income (expense)	—	4,379	(1,986)

(Loss) gain on sale and impairment of Belvedere Trust’s assets	—	(151,184)	2,622

Expenses	—	(4,483)	(3,399)

Net (loss) income from discontinued operations	$—	$(151,288)	$(2,763)

NOTE 17.	SUBSEQUENT EVENTS

On January 28, 2009, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2009.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public stock offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

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

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Bylaws (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

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

4.6	Form of note evidencing Anworth’s Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2

2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference our Final Prospectus filed with the SEC on May 1, 2008 to our Registration Statement on Form S-3, Registration No. 333-150210, which became effective under the Act on April 29, 2008)

Exhibit Number	Description
10.3*

2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002)

10.4*

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.5*

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

10.11*

Second Addendum to Employment Agreement dated as of June 13, 2002 between Anworth and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.12*

Second Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Third Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14*

Fourth Addendum to Employment Agreement dated as of June 27, 2006, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002)

10.16

Amendment to Sublease dated July 8, 2003 between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.17	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

Exhibit Number	Description
10.18*

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.19

Amended and Restated Trust Agreement dated as of March 15, 2005, by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.20

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

10.21*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.22*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.23

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.24*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2007)

10.25*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.26	Sales Agreement dated May 14, 2008 between Anworth and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

10.27*

Fifth Addendum to Employment Agreement dated as of February 13, 2008, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.28*

Third Addendum to Employment Agreement dated as of February 13, 2008, between Anworth and Heather U. Baines (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.29*

Fourth Addendum to Employment Agreement dated as of February 22, 2008, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.30*

Sixth Addendum to Employment Agreement dated as of February 22, 2008, between Anworth and Joseph E. McAdams (incorporate by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008)

10.31	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA

10.32*

Fifth Addendum to Employment Agreement dated as of December 30, 2008, between Anworth and Lloyd McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

Exhibit Number	Description
10.33*

Seventh Addendum to Employment Agreement dated as of December 30, 2008, between Anworth and Joseph E. McAdams (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

23.2	Consent of BDO Seidman, LLP

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.