Form 10-Q
period 2009-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2009-05-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2009, the registrant had 101,643,314 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,253,369	$5,164,178
Agency MBS at fair value	340,813	137,966
Paydowns receivable	7,844	5,296

	5,602,026	5,307,440
Non-Agency MBS:
Non-Agency MBS at fair value	6,653	7,337
Cash and cash equivalents	85,603	131,970
Interest and dividends receivable	26,669	26,081
Prepaid expenses and other	4,703	4,314

	$5,725,654	$5,477,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$26,096	$26,268
Repurchase agreements	4,785,000	4,665,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	127,451	138,592
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	471	471
Dividends payable on common stock	—	23,445
Accrued expenses and other	2,510	675

	$4,979,919	$4,892,842

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,138 and $30,138, respectively); 1,206 and 1,206 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	$28,096	$28,096

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 100,396 and 90,462 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	1,004	905
Additional paid-in capital	908,898	851,588
Accumulated other comprehensive loss consisting of unrealized losses and gains	(27,173)	(101,940)
Accumulated deficit	(210,487)	(239,746)

	$717,639	$556,204

	$5,725,654	$5,477,142

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income:
Interest on Agency MBS	$66,895	$67,579
Interest on Non-Agency MBS	75	420
Other income	46	402

	67,016	68,401

Interest expense:
Interest expense on repurchase agreements	32,038	48,395
Interest expense on junior subordinated notes	455	695

	32,493	49,090

Net interest income	34,523	19,311

Net gain (loss) on derivative instruments	107	(280)
Expenses:
Compensation and benefits	(3,062)	(1,691)
Other expenses	(827)	(775)

Total expenses	(3,889)	(2,466)

Income from continuing operations	30,741	16,565
Income from discontinued operations	—	12

Net income	$30,741	$16,577

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)

Net income to common stockholders	$29,259	$15,095

Basic earnings per common share:
Continuing operations	$0.30	$0.22
Discontinued operations	—	—

Total basic earnings per common share	$0.30	$0.22

Diluted earnings per common share:
Continuing operations	$0.30	$0.21
Discontinued operations	—	—

Total diluted earnings per common share	$0.30	$0.21

Basic weighted average number of shares outstanding	95,974	69,708
Diluted weighted average number of shares outstanding	99,333	72,581

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Non-Agency MBS	Accum. Other Comp. Income Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$—	$(139,790)	$(239,746)		$556,204

Issuance of common stock		9,934		99	57,240						57,339
Other comprehensive income (loss), fair value adjustments						63,721	(140)	11,186		74,767	74,767
Net income									30,741	30,741	30,741

Comprehensive income										$105,508

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)

Balance, March 31, 2009	1,876	100,396	$45,397	$1,004	$908,898	$101,571	$(140)	$(128,604)	$(210,487)		$717,639

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities:
Net income	$30,741	$16,565
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	4,492	3,454
(Gain) loss on derivative instruments	(107)	280
Amortization of restricted stock	70	70
Changes in assets and liabilities:
(Increase) in interest receivable	(588)	(3,719)
(Increase) decrease in prepaid expenses and other	(389)	43,386
(Decrease) in accrued interest payable	(21)	(2,512)
Increase in accrued expenses and other	1,835	477
Net cash (used in) operating activities of discontinued operations	—	(34)

Net cash provided by operating activities	$36,033	$57,967

Investing Activities:
Available-for-sale Agency MBS:
Purchases	(445,547)	$(1,317,427)
Principal payments	210,191	256,916
Available-for-sale Non-Agency MBS:
Principal payments	544	2,193

Net cash used in investing activities	$(234,812)	$(1,058,318)

Financing Activities:
Borrowings from repurchase agreements	$7,880,000	$6,473,513
Repayments on repurchase agreements	(7,760,000)	(5,623,213)
Proceeds from common stock issued, net	57,339	160,234
Series A Preferred stock dividends paid	(1,011)	(1,011)
Series B Preferred stock dividends paid	(471)	(471)
Common stock dividends paid	(23,445)	(6,765)

Net cash provided by financing activities	$152,412	$1,002,287

Net (decrease) increase in cash and cash equivalents	$(46,367)	$1,936
Cash and cash equivalents at beginning of period	131,970	12,440
Add: net (increase) in cash of discontinued operations	—	(33)

Cash and cash equivalents at end of period	$85,603	$14,343

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$32,514	$51,603

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net income	$30,741	$16,577

Available-for-sale Agency MBS, fair value adjustment	63,721	8,690
Available-for-sale Non-Agency MBS, fair value adjustment	(140)	(14,096)
Unrealized losses on cash flow hedges	(6,028)	(61,910)
Reclassification adjustment for gains on derivative instruments	(107)	—
Reclassification adjustment for interest expense included in net income	17,321	1,296

	74,767	(66,020)

Comprehensive income (loss)	$105,508	$(49,443)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, referred to as Agency MBS. U.S. agency securities are securities that are obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises such as Fannie Mae or Freddie Mac, which were placed in the conservatorship of the U.S. government in September 2008. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjust annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” or SFAS 91, an amendment of FASB Statements No. 13, 60 and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	31	$206,869	$(1,340)	391	$539,822	$(15,236)	422	$746,691	$(16,576)
Non-Agency MBS	1	$4,613	$(282)	—	$—	$—	1	$4,613	$(282)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. As we have the ability and intent to hold the Agency MBS investments until a recovery of fair value up to (or beyond) its par value, which may be maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2009.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements which effectively converts a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. We do not issue or hold derivative contracts for speculative purposes.

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

Accounting for Derivatives and Hedging Activities

In accordance with SFAS 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or SFAS 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective” as defined by SFAS 133.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value, based on values obtained from major financial institutions who are considered to be the market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

For more details on the amounts and other qualitative information on our swap agreements, see Note 11. For more information on the fair value of our swap agreements, see Note 5.

Credit Risk

At March 31, 2009, we had limited our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that we distribute all of our earnings and our distributions to our stockholders to satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

On January 1, 2007, we adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2009 relative to any tax positions taken prior to January 1, 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2009. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

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

Stock-Based Compensation

In accordance with SFAS No. 123(R), “Share-Based Payment,” any compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated financial statements.

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

The computation of EPS is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2009
Basic EPS	$29,259	95,974	$0.30
Effect of dilutive securities (1)	471	3,359	—

Diluted EPS	$29,730	99,333	$0.30

For the three months ended March 31, 2008
Basic EPS	$15,095	69,708	$0.22
Effect of dilutive securities (2)	471	2,873	(0.01)

Diluted EPS	$15,566	72,581	$0.21

(1)	During the three months ended March 31, 2009, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.7865 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the three months ended March 31, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.3809 shares of common stock and adding back the Series B Preferred Stock dividend.

Accumulated Other Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS 133.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2008, the FASB issued a Staff Position, or FSP, No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions,” or FSP No. 140-3. Its objective is to provide guidance on the accounting for a transfer of a financial asset and repurchase financing. Unless the initial transaction meets certain criteria that are defined in this FSP, it must be evaluated to determine whether it meets the requirements for sale accounting under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” If it does not meet the requirements for sales accounting under SFAS 140, it must be accounted for based on the economics of the combined transaction, which generally represents a forward contract. SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” should be used to evaluate whether the linked transaction must be accounted for as a derivative. FSP No. 140-3 became effective for our financial statements for the fiscal year beginning January 1, 2009 and thereafter. We have adopted FSP No. 140-3 and it did not have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133,” or SFAS 161. SFAS 161 will require entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation and to better convey the purpose of derivative use in terms of the risks that the entity is intending to manage. SFAS 161 became effective for our financial statements for all fiscal years and interim periods beginning January 1, 2009. We have adopted SFAS 161 and it did not have a material impact on our financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when the dividends do not need to be returned if the employees forfeit the awards. The FASB concluded that all outstanding unvested share-based payment awards that contain rights to non-forfeitable dividends participate in dividends with common shareholders (considered to be participating securities) and must be included in computing basic and diluted earnings per share. FSP No. EITF 03-6-1 became effective for our financial statements beginning January 1, 2009. FSP No. EITF 03-6-1 requires an entity to retroactively adjust all prior period earnings per share computations to reflect FSP No. EITF 03-6-1’s provisions. We have adopted FSP No. EITF 03-6-1 and it did not have a material impact on our financial statements.

On April 9, 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. 157-4. This FSP requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. This FSP provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

On April 9, 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2. If an entity does not intend to sell a debt security (available-for-sale or held-to-maturity), but it is probable that the entity will not collect all amounts due according to the debt’s contractual terms, the entity will bifurcate the other-than-temporary impairment (OTTI). The impairment due to credit, measured as the difference between amortized cost and the present value of expected cash flows discounted at the security’s effective rate, would be recognized in earnings. The remaining amount of the impairment would be recognized in other comprehensive income (separately from other unrealized gains or loses on available-for-sale securities). In addition, entities are required to initially apply the provisions of this FSP to previously OTTI instruments existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously OTTI instrument held as of the effective date to accumulated other comprehensive income from retained earnings. This FSP is effecting for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are in the process of studying the effects of this FSP. As prior other-than-temporary impairments related only to our Non-Agency MBS, any adjustment from applying the provisions of this FSP could have an impact on retained earnings and accumulated other comprehensive income, but it is not expected that any such adjustment would have a material impact on our financial statements.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Fair Value Disclosures for Financial Instruments,” or FSP No. FAS 107-1. This FSP requires public entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2009 and December 31, 2008, which are carried at their fair value (amounts in thousands):

March 31, 2009

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$26,417	$1,217,632	$4,248,562	$5,492,611
Paydowns receivable		—	7,844	—	7,844
Unrealized gains		—	39,391	78,756	118,147
Unrealized losses		(803)	(3,901)	(11,872)	(16,576)

Fair value		$25,614	$1,260,966	$4,315,446	$5,602,026

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$887,663	$3,627,022	$970,390	$7,536	$5,492,611
Paydowns receivable	1,969	5,875	—	—	7,844
Unrealized gains	3,457	77,846	36,844	—	118,147
Unrealized losses	(16,062)	(337)	—	(177)	(16,576)

Fair value	$877,027	$3,710,406	$1,007,234	$7,359	$5,602,026

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$6,793
Paydowns receivable	—
Unrealized gains	142
Unrealized losses	(282)

Fair value	$6,653

At March 31, 2009, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.77%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At March 31, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated BB by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was rated B by Standard & Poor’s. As of March 31, 2009, the ratings from Standard & Poor’s remained the same. On March 4, 2009, Moody’s Investors Service downgraded both of these securities from AAA to Ca. As of March 31, 2009, Moody’s Investors Service did not change these ratings from the March 4, 2009 ratings.

December 31, 2008

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$27,193	$1,283,909	$3,953,192	$5,264,294
Paydowns receivable		—	5,296	—	5,296
Unrealized gains		—	23,900	33,113	57,013
Unrealized losses		(650)	(3,956)	(14,557)	(19,163)

Fair value		$26,543	$1,309,149	$3,971,748	$5,307,440

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$823,356	$3,407,874	$1,025,071	$7,993	$5,264,294
Paydowns receivable	2,531	2,765	—	—	5,296
Unrealized gains	1,089	33,639	22,285	—	57,013
Unrealized losses	(14,970)	(3,153)	(716)	(324)	(19,163)

Fair value	$812,006	$3,441,125	$1,046,640	$7,669	$5,307,440

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$44,875
Paydowns receivable	—
Unrealized gains	—
Unrealized losses (1)	(37,538)

Fair value	$7,337

(1)	Taken in 2008 through earnings as impairment charges.

At December 31, 2008, our Non-Agency MBS portfolio consisted of floating-rate CMOs with an average coupon of 0.72%, which were acquired at par value.

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically had their basis on LIBOR. Relative to our Agency MBS portfolio, at March 31, 2009, our repurchase agreements had a weighted average term to maturity of 38 days and a weighted average borrowing rate of 0.92%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 370 days with a weighted average borrowing rate of 2.56%. At March 31, 2009, Agency MBS with a fair value of approximately $5.25 billion have been pledged as collateral under the repurchase agreements and swap agreements.

Relative to our Agency MBS portfolio, at December 31, 2008, our repurchase agreements had a weighted average term to maturity of 34 days and a weighted average borrowing rate of 2.07%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 422 days with a weighted average borrowing rate of 3.25%. At December 31, 2008, Agency MBS with a fair value of approximately $5.2 billion have been pledged as collateral under the repurchase agreements.

At March 31, 2009 and December 31, 2008, the repurchase agreements had the following remaining maturities (in thousands):

	March 31, 2009	December 31, 2008
Overnight	$—	$—
Less than 30 days	2,347,000	2,540,000
30 days to 90 days	2,438,000	2,005,000
Over 90 days to less than 1 year	—	120,000
1 year to 2 years	—	—
Demand	—	—

	$4,785,000	$4,665,000

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange. Our derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are major financial institutions and are considered to be the market makers for these types of instruments and the LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments liabilities is the estimated amount the Company would have to pay to terminate these agreements at the reporting date, taking into account current interest rates and the company’s credit worthiness. For more information on our swap agreements, see Note 1 and Note 11.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2008, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. We received indications of value for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it is a Level 3 input at March 31, 2009.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At March 31, 2009, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,602,026	$—	$5,602,026
Non-Agency MBS	$—	$—	$6,653	$6,653
Liabilities:
Derivative instruments(1)	$—	$127,451	$—	$127,451

(1)	Derivative instruments are hedging instruments under SFAS 133.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in the unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as such, the carrying value approximates fair value.

A reconciliation of the Non-Agency MBS is as follows (in thousands):

Amount
Balance at December 31, 2008	$7,337
Principal paydowns	(544)
Unrealized gains	142
Unrealized losses	(282)

Balance at March 31, 2009	$6,653

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through March 31, 2009, the Series B Preferred Stock was convertible at the then current conversion rate of 2.7865 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert, under certain circumstances, each share of Series B Preferred Stock into a number of common shares at the then prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with our holders of the Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2009, we have declared and set aside for payment the required dividend for the Series B Preferred Stock.

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the three months ended March 31, 2009, we issued approximately 1.9 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $11.1 million.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the controlled equity offering program, or the Program, we sell from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended March 31, 2009, we sold 25 thousand shares of our common stock under the Program, which provided net proceeds to us of approximately $159 thousand, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $3 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At March 31, 2009, there were 11,812,900 shares available under the 2008 Sales Agreement.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At March 31, 2009, approximately $138.7 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan. To date, we have issued 2.583 million shares under the 2004 Equity Plan. This amount includes 1.612 million shares of unexercised stock options and restricted stock.

NOTE 9. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, our Chief Executive Officer (Lloyd McAdams), our Chief Investment Officer (Joseph E. McAdams), our Executive Vice President (Heather U. Baines), and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At March 31, 2009, the Threshold Return was 3.70%.

Average net worth for any period is (i) the daily average of the cumulative net proceeds to date from all offerings of the Company’s equity securities, after deducting any underwriting discounts and commissions and other expenses and costs related to such offerings, plus (ii) the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period.

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At March 31, 2009, the negative incentive compensation accrual carry forward was $17.5 million, which was reduced from a negative $19.1 million at December 31, 2008. This negative carry forward may provide an incentive to the individuals covered by the plan to make higher risk investments in an attempt to generate returns of a magnitude necessary to overcome the negative carry forward.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three months ended March 31, 2009 and 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

Employment Agreements

Pursuant to the terms of their employment agreements with us, Lloyd McAdams serves as our President, Chairman and Chief Executive Officer, Joseph E. McAdams serves as our Executive Vice President and Chief Investment Officer, and Heather U. Baines serves as our Executive Vice President. Lloyd McAdams receives a $925 thousand annual base salary, Joseph E. McAdams receives a $700 thousand annual base salary and Heather U. Baines receives a $60 thousand annual base salary. These agreements automatically renew each year unless written notice is provided by either party six months prior to the end of the current term.

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

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment if such termination is in connection with a change in control;

•	Lloyd McAdams and Joseph E. McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control; and

•

each agreement contains an evergreen provision that permits automatic renewal for one year at the end of each term unless written notice of termination is provided by either party six months prior to the end of the current term.

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

As designed by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution to the Executives is determined annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a pool of up to $500 thousand is available. If the ROAE is 8% or greater, then the pool is $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. The Compensation Committee has the discretionary right to adjust downward the amount available for distribution from the Executives’ bonus pool by as much as 10% in any given year, based upon its assessment of factors including our leverage, stability of book value of the common stock and price per share of our common stock relative to other industry participants. Of the aggregate amount available for distribution from the Executives’ bonus pool, the Compensation Committee bases annual bonus allocation to each of the Executives on its assessment of the performance of each Executive.

In order to further align the performance of the Executives with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that (1) with respect to 2009, at least 25% of the annual performance-based bonus amount to be distributed to an Executive over $100 thousand would be paid in restricted shares of common stock, preferred stock or a combination of both classes of securities (the “Restricted Shares”) and (2) with respect to each year thereafter, at least 25% of any annual performance-based bonus amount over $100 thousand will be paid in Restricted Shares. In addition, neither Executive will be permitted to sell or otherwise transfer any Restricted Shares during the Executive’s employment with us until the value of the Executive’s stock holdings in the company exceeds a seven and one-half times multiple of the Executive’s base compensation and, once this threshold is met, only to the extent that the value of the Executive’s holdings exceeds that multiple.

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the company’s execution of our business and strategic plan. During the three months ended March 31, 2009, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Chief Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Bistra Pashamova, our Senior Vice President and Portfolio Manager, and Evangelos Karagiannis, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees in the event that a change in control occurs a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change on control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change in control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $52.58 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2009, we paid $80 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three months ended March 31, 2008, we paid $70 thousand in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2009	2010	2011	2012	Total Commitment
Commitment	$221,223	$302,332	$311,414	$158,012	$992,981

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $62 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2009. During the three months ended March 31, 2008, we paid fees of $70 thousand to PIA in connection with this agreement.

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

NOTE 10. EQUITY COMPENSATION PLAN

At our May 27, 2004 Annual Meeting of Stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2009, 916,863 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

During the three months ended March 31, 2009, we expensed approximately $51 thousand relating to these two restricted stock grants.

At our Annual Meeting of Stockholders held on May 24, 2007, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the DER Plan. In 2008, grants of an aggregate of 450 thousand DERs under the DER Plan were issued to certain of our employees and officers. During the three months ended March 31, 2009, we expensed $135 thousand in compensation related to these grants. These DERs are not attached to any stock and only have the right to receive the same cash distribution distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant.

NOTE 11. HEDGING INSTRUMENTS

At March 31, 2009, we were a counter-party to swap agreements, which are derivative instruments as defined by SFAS 133 and SFAS 138, with an aggregate notional amount of $2.58 billion and a weighted average maturity of 1.9 years. These swap agreements were with the following four counterparties: (1) Deutsche Bank Securities—notional amount: $1.175 billion; (2) Credit Suisse First Boston Corporation—notional amount: $905 million; (3) Citigroup—notional amount: $400 million; and (4) J.P. Morgan Securities Inc.—notional amount: $100 million. During the three months ended March 31, 2009, two swap agreements with an aggregate notional amount of $200 million matured. During the three months ended March 31, 2009, we entered into one new swap agreement with a notional amount of $100 million with a term of up to three years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2009, there was a decrease in unrealized losses of $11.2 million, from $139.8 million in unrealized losses at December 31, 2008 to $128.6 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $6.0 million, a reclassification adjustment for gains on derivative instruments included in net income of $107 thousand and a reclassification adjustment for interest expense included in net income of $17.3 million).

At March 31, 2009, we had liability derivatives (shown on our unaudited consolidated balance sheets) of $127.5 million.

For the three months ended March 31, 2009, there was a gain of approximately $107 thousand recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings.

For the three months ended March 31, 2009, the amount amortized into interest expense was approximately $152 thousand and the remaining amount at March 31, 2009 to be amortized was approximately $1.18 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 5.

NOTE 12. COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 9.

NOTE 13. OTHER EXPENSES

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Legal and accounting fees	$212	$184
Printing and stockholder communications	8	—
Directors and Officers insurance	129	121
Software and implementation	60	57
Administrative service fees	62	70
Rent and related expenses	80	70
Stock exchange and filing fees	51	65
Custodian fees	37	34
Sarbanes-Oxley consulting fees	32	12
Board of directors fees and expenses	66	67
Securities data services	27	26
Other	63	69

Total of other expenses:	$827	$775

NOTE 14. DISCONTINUED OPERATIONS

In September 2008, the assets of Belvedere Trust Mortgage Corporation and its subsidiaries, or Belvedere Trust, and the assets of BT Management Company, L.L.C., or BT Management, were assigned for the benefit of their creditors to an independent third party. As control of these operations has now been turned over to this third party, Belvedere Trust and BT Management have been deconsolidated. As a result, there were no remaining assets or liabilities recorded on our unaudited consolidated financial statements for these entities at September 30, 2008 and thereafter.

NOTE 15. SUBSEQUENT EVENTS

From April 1, 2009 through May 1, 2009, we sold 380 thousand shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor (as described in Note 8 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $2.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $48 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

On April 13, 2009, our board of directors declared a common stock dividend of $0.30 per share, which is payable on May 19, 2009 to our holders of record of common stock as of the close of business on April 30, 2009. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.7865 shares of our common stock to 2.9075 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.42 and (2) the annualized common stock dividend yield was 18.6829%.

On April 13, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on June 30, 2009.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained elsewhere in this Quarterly Report on Form 10-Q, or Report. The information contained in this Report is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, that discuss our business and financial results in greater detail.

This Report contains forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions and to various risks and uncertainties. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K and under Item 1A, “Risk Factors,” in this Report. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2009, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2008 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During 2008, the credit and liquidity problems surrounding the mortgage markets generally and impacting the U.S. economy deepened, placing severe pressure on liquidity and asset values. This, along with other factors, has created great uncertainty in the financial markets in general and the related general economic recession. General downward economic trends, reduced availability of credit, increased unemployment and concerns over the stability of the financial markets and the economy have continued during the first quarter of 2009. The Federal Reserve’s own survey on the economy anticipates that these conditions may last well into 2009 or even 2010.

During the third and fourth quarters of 2008, the U.S. government and foreign governments took various actions in response to the global economic problems. The U.S. government placed Fannie Mae and Freddie Mac under its conservatorship, as part of the Housing and Economic Recovery Act of 2008. The Emergency Economic Stabilization Act of 2008, or EESA, was also enacted. The EESA provides the U.S. Secretary of the Treasury with various authority including to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential and commercial mortgage loans. Under the TARP, the U.S. government has invested approximately $350 billion into hundreds of the country’s banks. In addition, the EESA increased FDIC deposit insurance temporarily (until December 2009), from $100 thousand to $250 thousand. Other global governments have injected capital into troubled institutions in their countries, made loans, made promises of continued liquidity funding and have also worked with large institutions to acquire troubled institutions. The U.S. government, many European governments and other governments of more economically developed countries (such as New Zealand, Australia, Japan and Saudi Arabia) all instituted interest rate cuts to help stimulate their economies.

In January 2009, Congress approved the remaining $350 billion under the TARP fund to be released to the U.S. Treasury, although further legislation on the use of those funds and the conditions imposed upon the recipients of those funds may yet be proposed and enacted. On February 10, 2009, the U.S. Treasury Secretary announced a new Financial Stability Plan which would include additional capital support for banks under a Capital Assistance Program; a public-private investment fund to address existing bank loan portfolios; and expanded funding for the Federal Reserve Bank’s Term Asset-Backed Securities Loan Facility to restart lending and the securitization markets. On February 17, 2009, President Obama signed into law the almost $800 billion economic stimulus package, entitled “the American Recovery and Reinvestment Act of 2009”, or “ARRA.” Among other provisions, ARRA will impose various conditions upon recipients of additional TARP funds, as well as, certain new requirements of financial institutions which have already received TARP funds, including additional restrictions on executive compensation. In mid-March 2009, the U.S. Treasury Secretary announced a plan to remove seriously delinquent, or troubled, assets from financial institutions. On March 18, 2009, in order to provide greater support to mortgage lending and housing markets, the Federal Reserve Bank Open Market Committee, or FOMC, announced that it would increase the size of the Federal Reserve Bank’s balance sheet further by purchasing up to an additional $750 billion of agency mortgage-backed securities, bringing its total purchase of these securities up to $1.25 trillion this year, and to increase its purchases of agency debt this year by up to $100 billion to a total of $200 billion. Additionally, to help improve conditions in private credit markets, the FOMC decided to purchase up to $300 billion of longer term Treasury securities over the next six months. On March 26, 2009, the U.S. Treasury Security unveiled sweeping new rules seeking dramatically expanded federal powers to regulate almost the entire financial industry including hedge funds, derivatives trading and money-market funds.

Although these various actions by both the U.S. government and other governments are intended to protect the mortgage market, financial institutions and their respective economies, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets. We cannot predict what, if any, impact these actions or future actions by either the U.S government or foreign governments could have on our business, results of operations and financial conditions. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

Our operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At March 31, 2009, we had total assets of $5.73 billion. Our Agency MBS portfolio, consisting of $5.6 billion, was distributed as follows: 16% agency adjustable-rate MBS, 66% agency hybrid adjustable-rate MBS, 18% agency fixed-rate MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $6.7 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at March 31, 2009 was approximately $668.7 million, or $6.66 per share. The $668.7 million equals total stockholders’ equity of $717.6 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the three months ended March 31, 2009, we reported net income of $30.8 million and net income to common stockholders was $29.3 million. Net income to common stockholders consists of net income of $30.8 million minus payment of preferred dividends of approximately $1.5 million.

Results of Operations

Three Months Ended March 31, 2009 Compared to March 31, 2008

For the three months ended March 31, 2009, our net income was $30.8 million and our net income available to common stockholders was $29.3 million. This includes net income of $30.8 million and the payment of preferred stock dividends of approximately $1.5 million. For the three months ended March 31, 2008, our net income was $16.6 million and our net income available to common stockholders was $15.1 million.

Net interest income for the three months ended March 31, 2009 was $34.5 million, or 48% of gross income, compared to $19.3 million, or 26.8% of gross income, for the three months ended March 31, 2008. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended March 31, 2009 was $67.0 million, compared to $68.4 million for the three months ended March 31, 2008, a decrease of 2.0%, due primarily to an increase of approximately $1 million in premium amortization expense. Interest expense for the three months ended March 31, 2009 was $32.5 million, compared to $49.1 million for the three months ended March 31, 2008, a decrease of 34%. This decrease was due primarily to the decrease in short-term interest rates.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (iv) the vale of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (v) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended March 31, 2009, premium amortization expense increased $1.0 million, or 29%, from $3.5 million during the three months ended March 31, 2008 to $4.5 million.

For the three months ended March 31, 2009, there was a net gain on derivative instruments of approximately $107 thousand due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $280 thousand for the three months ended March 31, 2008.

Total expenses were $3.9 million for the three months ended March 31, 2009, compared to $2.5 million for the three months ended March 31, 2008. The increase of $1.4 million in total expenses was due to an increase in compensation and benefits of $1.37 million (due primarily to an increase of $1.2 million in the accrual for year-end 2009 additional compensation over the 2008 additional compensation accrued through March 2008) and an increase in “Other expenses” of $52 thousand.

Financial Condition

Agency MBS Portfolio

At March 31, 2009, we held agency MBS whose amortized cost was approximately $5.5 billion, consisting primarily of $4.5 billion of adjustable-rate MBS, $1.0 billion of fixed-rate MBS and $7 million of floating-rate CMOs. This amount represents an approximate 4% increase from the $5.26 billion held at December 31, 2008. Of the adjustable-rate Agency MBS owned by us, 20% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 80% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at March 31, 2009 and December 31, 2008, classified by type of issuer (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,315,446	77.0%	$3,971,748	74.8%
Freddie Mac (FHLMC)	1,260,966	22.5	1,309,149	24.7
Ginnie Mae (GNMA)	25,614	0.5	26,543	0.5

Total Agency MBS:	$5,602,026	100.0%	$5,307,440	100.0%

The following table classifies our portfolio of Agency MBS owned at March 31, 2009 and December 31, 2008 by type of interest rate index (dollar amounts in thousands):

	March 31, 2009		December 31, 2008
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$7,358	0.1%	$7,669	0.2%
Six-month LIBOR	107,406	1.9	43,192	0.8
One-year LIBOR	3,976,651	71.0	3,690,221	69.5
Six-month certificate of deposit	1,613	—	1,653	0.1
Six-month constant maturity treasury	655	—	671	—
One-year constant maturity treasury	463,514	8.3	478,422	9.0
Cost of Funds Index	37,595	0.7	38,972	0.7
Fixed-rate	1,007,234	18.0	1,046,640	19.7

Total Agency MBS:	$5,602,026	100.0%	$5,307,440	100.0%

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

At March 31, 2009, our total Agency MBS portfolio had a weighted average coupon of 5.47%. The average coupon of the adjustable-rate securities was 4.82%, the hybrid securities average coupon was 5.55%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 1.37%. At December 31, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.54%. The average coupon of the adjustable-rate securities was 5.19%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 2.01%.

At March 31, 2009, the average amortized cost of our agency MBS was 101.36%, the average amortized cost of our adjustable-rate securities was 101.50% and the average amortized cost of our fixed-rate securities was 100.68%. Relative to our Agency MBS portfolio at March 31, 2009, the average interest rate on outstanding repurchase agreements was 0.92% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.56% and the weighted average term to next rate adjustment was 370 days.

At December 31, 2008, the average amortized cost of our agency MBS was 101.22%, the average amortized cost of our adjustable-rate securities was 101.35% and the average amortized cost of our fixed-rate securities was 100.68%. Relative to our Agency MBS portfolio at December 31, 2008, the average interest rate on outstanding repurchase agreements was 2.07% and the average days to maturity was 34 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 3.25% and the weighted average term to next rate adjustment was 422 days.

At March 31, 2009 and December 31, 2008, the unamortized net premium paid for our Agency MBS was $71.5 million and $63 million, respectively.

At March 31, 2009, the current yield on our Agency MBS portfolio was 5.40%, based on a weighted average coupon of 5.47% divided by the average amortized cost of 101.36%. At December 31, 2008, the current yield on our Agency MBS portfolio was 5.47%, based on a weighted average coupon of 5.54% divided by the average amortized cost of 101.22%.

We analyze our MBS and the extent to which prepayments impact the yield of the securities. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS Portfolio

At March 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $6.7 million of floating-rate CMOs with an average coupon of 0.77%, which were acquired at par value. At December 31, 2008, our Non-Agency MBS portfolio consisted of $7.3 million of floating-rate CMOs with an average coupon of 0.72% which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At March 31, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $6.7 million from a fair value of approximately $7.3 million at December 31, 2008 due to principal reductions of approximately $0.5 million, and unrealized losses (net of unrealized gains) of approximately $140 thousand.

At March 31, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated BB by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was rated B by Standard & Poor’s. As of March 31, 2009, the ratings from Standard & Poor’s remained the same. On March 4, 2009, Moody’s Investors Service downgraded both of these securities from AAA to Ca. As of March 31, 2009, Moody’s Investors Service did not change from the March 4, 2009 ratings.

We received valuations at December 31, 2008 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it is a Level 3 input at March 31, 2009.

The table below provides additional details regarding our Non-Agency MBS portfolio at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
Non-Agency MBS at fair value	$6.7 million	$7.34 million
Principal balance of Non-Agency MBS	$44.3 million	$44.87 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	74.9%	76.3%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	74%	73%

California loans(1)	68%	68%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	8.1%	7.4%

Loans in foreclosure(1)	10.8%	6.0%
Real estate owned (REO)(1)(2)	1.9%	2.4%
Total seriously delinquent(1)(3)	17.4%	12.3%
Realized losses (as percentage of original collateral balance)	1.0%	0.5%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	9.0%	9.5%
Average securitization principal of Anworth-owned tranches	15.6%	15.5%
Average securitization principal senior to Anworth-owned tranches	75.4%	75.0%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at March 31, 2009 and December 31, 2008.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2009, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in SFAS 133 and SFAS 138, with an aggregate notional amount of $2.58 billion and an average maturity of 1.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2009, there were unrealized losses of approximately $128.6 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Note 1, Note 5 and Note 11 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, relative to our Agency MBS portfolio, which totaled $4.79 billion at March 31, 2009. As collateral for the repurchase agreements and swap agreements, we have pledged approximately $5.25 billion in Agency MBS. Our other significant source of funds for the three months ended March 31, 2009 consisted of payments of principal from our Agency MBS portfolio in the amount of $210 million.

During the three months ended March 31, 2009, there was a net decrease in cash and cash equivalents of approximately $46.4 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2009 was approximately $36 million. This is comprised primarily of net income of $30.8 million, adding back the following non-cash items: a net gain on derivative instruments of approximately $107 thousand and the amortization of premium and discounts of approximately $4.5 million.

•

Net cash used in investing activities for the three months ended March 31, 2009 was approximately $235 million, which consisted of purchases of Agency MBS of approximately $445 million, partially offset by $210 million from principal payments on Agency MBS; and

•

Net cash provided by financing activities for the year three months ended March 31, 2009 was approximately $152 million. This consisted of borrowings on repurchase agreements of approximately $7.88 billion, partially offset by repayments on repurchase agreements of approximately $7.76 billion, net proceeds from common stock issued of approximately $57 million less dividends paid of $23 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at March 31, 2009, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 3 months. At March 31, 2009, we had borrowed funds under repurchase agreements with 13 different financial institutions. During the three months ended March 31, 2009, we added one new repurchase financing relationship. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2009, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.5x at December 31, 2008 to 6.1x at March 31, 2009.

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

During the three months ended March 31, 2009, we raised approximately $11.1 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

On February 9, 2009, we issued 8 million shares of common stock and in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

At March 31, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the three months ended March 31, 2009, we did not issue any shares of Series A or Series B Preferred Stock.

During the three months ended March 31, 2009, we issued 25 thousand shares of common stock under our Controlled Equity Offering Sales Agreement with Cantor (as described in Note 8 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $159 thousand, net of sales commissions less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $3 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business since the filing of our Form 10-K for the fiscal year ended December 31, 2008.

At March 31, 2009, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at March 31, 2009 was $717.6 million. Common stockholders’ equity was approximately $668.7 million, or $6.66 book value per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $101.6 million, or 1.8% of the amortized cost of our Agency MBS, at March 31, 2009. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $128.6 million and “Accumulative other comprehensive income, unrealized losses” on available-for-sale Non-Agency MBS of $140 thousand, constitute the total “Accumulative other comprehensive loss” of approximately $27.2 million.

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

Our accounting policies are described in Note 1 to the accompanying unaudited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

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

Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on SFAS No. 91, “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases,” an amendment of FASB Statements No. 13, 60, and 65 and a rescission of FASB Statement No. 17. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Accounting for Derivatives and Hedging Activities

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133, as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” or SFAS 138, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by SFAS 133.

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

Subsequent Events

From April 1, 2009 through May 1, 2009, we sold 380 thousand shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor (as described in Note 8 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $2.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $48 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

On April 13, 2009, our board of directors declared a common stock dividend of $0.30 per share, which is payable on May 19, 2009 to our holders of record of common stock as of the close of business on April 30, 2009. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.7865 shares of our common stock to 2.9075 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.42 and (2) the annualized common stock dividend yield was 18.6829%.

On April 13, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on June 30, 2009.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid and fixed-rate MBS. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARM-related assets are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM-related asset’s interest rate can change during any given period. ARM securities are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation while the interest rates on our mortgage-related assets could be limited. This problem would be magnified to the extent we acquire mortgage-related assets that are not fully indexed. Further, some ARM-related assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM-related assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that, in most cases, the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between our assets and our liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate MBS are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARM-related MBS and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$1,007,234	17.96%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	277,186	4.94	4,785,000	100.0%
Greater than 3 months and less than 1 year	613,850	10.95	—	—
Greater than 1 year and less than 2 years	638,353	11.38	—	—
Greater than 2 years and less than 3 years	1,399,625	24.95	—	—
Greater than 3 years and less than 5 years	1,672,431	29.82	—	—

Total:	$5,608,679	100.0%	$4,785,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2008, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2009, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 29 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 370 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the three months ended March 31, 2009, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2009, we had unrestricted cash of $85.6 million and $347 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at March 31, 2009, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	–20.1%	–1.5%
–1.0%	–2.0%	–0.2%
0%	—	—
1.0%	–5.2%	–1.0%
2.0%	–18.4%	–2.9%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 58% increase in the prepayment rate of our

Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at March 31, 2009. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At March 31, 2009, the aggregate notional amount of the interest rate swap agreements was $2.58 billion and the weighted average maturity was 1.9 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2.0%	69.4%	0.2%
–1.0%	82.6%	0.6%
0%	—	—
1.0%	38.3%	–1.9%
2.0%	4.6%	–4.7%

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness in design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of information required to be disclosed by us in our reports filed or submitted under the Exchange Act within the time periods specified in the SEC’s rules, regulations and forms. Our management, with the participation of our Chief

Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors.

The following risk factors in our 2008 Annual Report on Form 10-K have been modified as follows:

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

Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds. However, the U.S. Treasury will continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency MBS. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and purchases of residential MBS began on January 5, 2009.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, the U.S. economy may not receive the anticipated positive impact from the legislation. In addition, the U.S. government, the Board of Governors of the Federal Reserve System and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis, such as the program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency MBS, discussed above. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such a program may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, changes in interest rates and the yield curve, which could potentially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

Hedging involves risk since hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of such instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the Securities Exchange Commission on May 17, 2002)

Exhibit Number	Description

10.2	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-150210, which became effective under the Act on April 11, 2008)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) and December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) and December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

Exhibit Number	Description

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 16, 2006)

10.12	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Form 10-K filed with the SEC on March 12, 2009)

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 12, 2009)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 4, 2009	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: May 4, 2009	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)