Form 10-Q
period 2009-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2009-08-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 4, 2009, the registrant had 107,607,924 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,900,347	$5,164,178
Agency MBS at fair value	468,394	137,966
Paydowns receivable	5,141	5,296

	5,373,882	5,307,440
Non-Agency MBS:
Non-Agency MBS at fair value	5,828	7,337
Cash and cash equivalents	516	131,970
Reverse repurchase agreements	79,000	—
Derivative instruments at fair value	641	—
Interest and dividends receivable	25,080	26,081
Prepaid expenses and other	7,628	4,314

Total Assets:	$5,492,575	$5,477,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$23,306	$26,268
Repurchase agreements	4,487,000	4,665,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	102,178	138,592
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	471	471
Dividends payable on common stock	—	23,445
Accrued expenses and other	4,640	675

Total Liabilities:	$4,655,986	$4,892,842

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($30,138 and $30,138, respectively); 1,206 and 1,206 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	$28,096	$28,096

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 104,103 and 90,462 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	1,041	905
Additional paid-in capital	932,917	851,588
Accumulated other comprehensive loss consisting of unrealized losses and gains	37,570	(101,940)
Accumulated deficit	(208,432)	(239,746)

Total Stockholders’ Equity:	$808,493	$556,204

Total Liabilities and Stockholders’ Equity:	$5,492,575	$5,477,142

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest on Agency MBS	$67,111	$73,872	$134,006	$141,450
Interest on Non-Agency MBS	72	320	147	740
Other income	67	125	112	527

	67,250	74,317	134,265	142,717

Interest expense:
Interest expense on repurchase agreements	28,796	44,976	60,834	93,371
Interest expense on junior subordinated notes	402	566	857	1,261

	29,198	45,542	61,691	94,632

Net interest income	38,052	28,775	72,574	48,085

Net gain (loss) on derivative instruments	—	273	107	(6)
Expenses:
Compensation and benefits	(3,116)	(2,388)	(6,177)	(4,079)
Other expenses	(906)	(936)	(1,733)	(1,711)

Total expenses	(4,022)	(3,324)	(7,910)	(5,790)

Income from continuing operations	34,030	25,724	64,771	42,289
Income from discontinued operations	—	78	—	90

Net income	$34,030	$25,802	$64,771	$42,379

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(2,022)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(942)	(942)

Net income to common stockholders	$32,548	$24,320	$61,807	$39,415

Basic earnings per common share:
Continuing operations	$0.32	$0.30	$0.62	$0.52
Discontinued operations	—	—	—	—

Total basic earnings per common share	$0.32	$0.30	$0.62	$0.52

Diluted earnings per common share:
Continuing operations	$0.31	$0.29	$0.61	$0.51
Discontinued operations	—	—	—	—

Total diluted earnings per common share	$0.31	$0.29	$0.61	$0.51

Basic weighted average number of shares outstanding	102,344	82,191	99,177	75,950
Diluted weighted average number of shares outstanding	105,849	85,125	102,682	78,884

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$—	$(139,790)	$(239,746)		$556,204

Issuance of common stock		9,934		99	57,240						57,339
Other comprehensive income (loss), fair value adjustments						63,721	(140)	11,186		74,767	74,767
Net income									30,741	30,741	30,741

Comprehensive income										$105,508

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)

Balance, March 31, 2009	1,876	100,396	$45,397	$1,004	$908,898	$101,571	$(140)	$(128,604)	$(210,487)		$717,639

Issuance of common stock		3,707		37	23,949						23,986
Other comprehensive income (loss), fair value adjustments						38,901	(225)	26,067	34,030	64,743	64,743
Net income										34,030	34,030

Comprehensive income										$98,773

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)
Dividend declared—$0.30 per common share									(30,493)		(30,493)

Balance, June 30, 2009	1,876	104,103	$45,397	$1,041	$932,917	$140,472	$(365)	$(102,537)	$(208,432)		$808,493

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Activities:
Net income	$34,030	$25,724	$64,771	$42,289
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	4,155	3,732	8,646	7,186
(Gain) loss on derivative instruments	—	(273)	(107)	6
Amortization of restricted stock	70	70	141	140
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,588	543	1,000	(3,176)
(Increase) decrease in prepaid expenses and other	(2,924)	6,073	(3,314)	49,460
(Decrease) in accrued interest payable	(2,636)	(6,799)	(2,656)	(9,311)
Increase in accrued expenses and other	2,130	2,848	3,965	3,325
Net cash (used in) operating activities of discontinued operations	—	(10)	—	(44)

Net cash provided by operating activities	$36,413	$31,908	$72,446	$89,875

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$—	$(251,328)	$(445,547)	$(1,568,755)
Principal payments	262,889	279,499	473,080	536,415
Available-for-sale Non-Agency MBS:
Principal payments	600	1,401	1,144	3,594
Purchase of reverse repurchase agreements	(79,000)	—	(79,000)	—

Net cash provided by (used in) investing activities	$184,489	$29,572	$(50,323)	$(1,028,746)

Financing Activities:
Borrowings from repurchase agreements	$6,744,000	$7,282,238	$14,624,000	$13,755,751
Repayments on repurchase agreements	(7,042,000)	(7,386,138)	(14,802,000)	(13,009,351)
Proceeds from common stock issued, net	23,986	50,415	81,325	210,649
Series A Preferred stock dividends paid	(1,011)	(1,011)	(2,022)	(2,022)
Series B Preferred stock dividends paid	(471)	(471)	(942)	(942)
Common stock dividends paid	(30,493)	(16,185)	(53,938)	(22,950)

Net cash (used in) provided by financing activities	$(305,989)	$(71,152)	$(153,577)	$931,135

Net (decrease) in cash and cash equivalents	$(85,087)	$(9,672)	$(131,454)	$(7,736)
Cash and cash equivalents at beginning of period	85,603	14,343	131,970	12,440
Add: net decrease (increase) in cash of discontinued operations	—	10	—	(23)

Cash and cash equivalents at end of period	$516	$4,681	$516	$4,681

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$31,835	$52,341	$64,349	$103,944

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$34,030	$25,802	$64,771	$42,379

Available-for-sale Agency MBS, fair value adjustment	38,901	(30,183)	102,622	(21,493)
Available-for-sale Non-Agency MBS, fair value adjustment	(225)	(837)	(365)	(14,933)
Unrealized gains (losses) on cash flow hedges	5,877	59,368	(151)	(2,541)
Reclassification adjustment for gains on derivative instruments	—	—	(107)	—
Reclassification adjustment for interest expense included in net income	20,190	10,149	37,511	11,444

	64,743	38,497	139,510	(27,523)

Comprehensive income	$98,773	$64,299	$204,281	$14,856

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, referred to as Agency MBS. Agency MBS are securities that are obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. We seek attractive long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac, which were placed in the conservatorship of the U.S. government in September 2008. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

Non-Agency MBS are securities not issued by government-sponsored enterprises which are secured primarily by first-lien residential mortgage loans.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income” to income.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

	Less Than 12 Months			12 Months or More			Total
				(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	12	$41,665	$(269)	382	$429,390	$(11,190)	394	$471,055	$(11,459)
Non-Agency MBS	1	$3,824	$(725)	—	$—	$—	1	$3,824	$(725)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2009.

The Company estimates the future cash flows expected for its Non-Agency MBS based on its review of the underlying mortgage loans and in accordance with paragraphs 23 and 24 of FSP 115-2. The Company evaluates information about the performance of underlying mortgage loans including credit enhancement, default rates, loss severities, delinquency rates, year of origination, geographic concentration, general market assessments and other general information and data such as home sales and home sale prices. As a result, judgment and assumptions based on both subjective and objective factors are used in the Company’s analysis to determine the expected future cash flows. As the estimate of future cash flows discounted to the present value using the effective interest rates at the acquisition of the Non-Agency MBS approximates the cost basis, the Company determined at June 30, 2009 that the current unrealized losses on the Non-Agency MBS are not credit related. At June 30, 2009, the Company does not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of the cost basis, which may be at maturity.

Repurchase Agreements

We finance the acquisition of our MBS primarily through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities and accrued interest as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then-prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. We are operating in an environment where economic conditions have already caused several large financial institutions involved in repurchase financing of MBS to either have been acquired by other institutions or to have filed bankruptcy.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” or SFAS 133. We do not issue or hold derivative contracts for speculative purposes.

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

For more details on the amounts and other qualitative information on our swap agreements, see Note 12. For more information on the fair value of our swap agreements, see Note 6.

Credit Risk

At June 30, 2009, we had limited our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and

Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in FASB Staff Position No. 115-2 (as more fully described under “Recent Accounting Pronouncements”), the determination of whether a security is other-than-temporarily impaired (OTTI) involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an other-than-temporary impairment exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that we distribute all of our earnings and our distributions to our stockholders to satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. The adoption of FIN 48 had no effect on our financial statements. We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2009 relative to any tax positions taken prior to January 1, 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2009. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our consolidated balance sheets using the guidance in Emerging Issues Task Force (EITF) Topic D-98, “Classification and Measurement of Redeemable Securities.” The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” and have determined that bifurcation is not necessary.

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

The computation of EPS for the three and six months ended June 30, 2009 and 2008 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2009
Basic EPS	$32,548	102,344	$0.32
Effect of dilutive securities(1)	471	3,505	(0.01)

Diluted EPS	$33,019	105,849	$0.31

For the three months ended June 30, 2008
Basic EPS	$24,320	82,191	$0.30
Effect of dilutive securities(2)	471	2,934	(0.01)

Diluted EPS	$24,791	85,125	$0.29

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2009
Basic EPS	$61,807	99,177	$0.62
Effect of dilutive securities(1)	942	3,505	(0.01)

Diluted EPS	$62,749	102,682	$0.61

For the six months ended June 30, 2008
Basic EPS	$39,415	75,950	$0.52
Effect of dilutive securities(2)	942	2,934	(0.01)

Diluted EPS	$40,357	78,884	$0.51

(1)	During the three and six months ended June 30, 2009, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.9075 shares of common stock and adding back the Series B Preferred Stock dividend.

(2)	During the three and six months ended June 30, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.4318 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On April 9, 2009, the FASB issued Staff Position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” or FSP No. 157-4. This FSP requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. This FSP provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. This FSP, which we have adopted, became effective for interim and annual periods ending after June 15, 2009 and it did not have a material impact on our financial statements.

On April 9, 2009, the FASB issued Staff Position No. 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” or FSP FAS 115-2. If an entity does not intend to sell a debt security (available-for-sale or held-to-maturity) and it is not more likely than not that the entity will have to sell prior to forecasted recovery, but it is probable that the entity will not collect all amounts due according to the debt’s contractual terms, the entity will bifurcate the other-than-temporary impairment (OTTI). The impairment due to credit, measured as the difference between amortized cost and the present value of expected cash flows discounted at the security’s effective rate, would be recognized in earnings. The remaining amount of the impairment would be recognized in “Other comprehensive income” (separately from “Other unrealized gains or loses on available-for-sale securities”). In addition, entities are required to initially apply the provisions of this FSP to previously OTTI instruments existing as of the effective date by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment reclassifies the noncredit portion of a previously OTTI instrument held as of the effective date to accumulated other comprehensive income from retained earnings. This FSP, which we have adopted, became effective for interim and annual periods ending after June 15, 2009 and it did not have a material impact on our financial statements. This reassessment did not result in a cumulative effect adjustment to any component of stockholders’ equity in connection with the adoption of this FSP.

On April 9, 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, “Interim Fair Value Disclosures for Financial Instruments,” or FSP No. FAS 107-1. This FSP requires public entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim and annual basis and to highlight any changes from prior periods. This FSP, which we have adopted, became effective for interim and annual periods ending after June 15, 2009 and it did not have a material impact on our financial statements.

On May 28, 2009, the FASB issued Statement on Financial Accounting Standards No. 165, “Subsequent Events,” or SFAS 165. This pronouncement sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the following: the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165, which we have adopted, became effective for all interim and annual periods ending after June 15, 2009 and it did not have a material impact on our financial statements.

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 146 (R),” or SFAS 167. SFAS 166 is a revision to SFAS 140, “Accounting for Transfer and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfers of financial assets, including securitization transactions, and also companies having continuing exposure to the risks related to transferred financial assets. It eliminates the concept of “a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46 (R), “Consolidation of Variable Interest Entities,” and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are effective beginning January 1, 2010. We do not believe these two new standards will have a material impact on our financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168, and with that authorized the Codification as the new source for authoritative U.S. GAAP (excluding guidance issued by the SEC). SFAS 168 replaces SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles,” which was issued in May 2008 and identified the sources of accounting principles and the framework for selecting them. The Codification will supersede the existing collection of FASB Statements, Interpretations, Staff Positions, Technical Bulletins, APB (Accounting Principle Board) Opinions, AICPA Statements of Position, EITF consensuses and related literature and reorganizes thousands of U.S GAAP pronouncements into approximately 90 topics. SFAS 168 is effective for all financial statements issued for reporting periods that end after September 15, 2009. We do not believe that SFAS 168 and the Codification will have a material impact on our financial statements, as it does not change U.S. GAAP, but it will change the references in our financial statements from the individual pronouncements to the appropriate sections in the Codification.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2009, we had lent $79 million to a counterparty as a means of investing excess cash. These investments were in an overnight reverse repurchase agreement. This amount is carried at its principal balance, which approximates fair value. The interest rate was 0.20%. The collateral for this loan was U.S. Treasury securities with an aggregate fair value of $79 million.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2009 and December 31, 2008, which are carried at their fair value (amounts in thousands):

June 30, 2009

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$25,358	$1,137,667	$4,065,244	$5,228,269
Paydowns receivable		—	5,142	—	5,142
Unrealized gains		2	38,430	113,498	151,930
Unrealized losses		(328)	(2,802)	(8,329)	(11,459)

Fair value		$25,032	$1,178,437	$4,170,413	$5,373,882

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,046,100	$3,274,999	$900,452	$6,718	$5,228,269
Paydowns receivable	2,407	2,735	—	—	5,142
Unrealized gains	8,916	110,346	32,668	—	151,930
Unrealized losses	(11,300)	—	—	(159)	(11,459)

Fair value	$1,046,123	$3,388,080	$933,120	$6,559	$5,373,882

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$6,193
Paydowns receivable	—
Unrealized gains	360
Unrealized losses	(725)

Fair value	$5,828

At June 30, 2009, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.56%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At June 30, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated BB by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from B to CCC by Standard & Poor’s. At June 30, 2009, Moody’s rated these two securities as Ca. These ratings were unchanged from March 31, 2009.

December 31, 2008

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$27,193	$1,283,909	$3,953,192	$5,264,294
Paydowns receivable		—	5,296	—	5,296
Unrealized gains		—	23,900	33,113	57,013
Unrealized losses		(650)	(3,956)	(14,557)	(19,163)

Fair value		$26,543	$1,309,149	$3,971,748	$5,307,440

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$823,356	$3,407,874	$1,025,071	$7,993	$5,264,294
Paydowns receivable	2,531	2,765	—	—	5,296
Unrealized gains	1,089	33,639	22,285	—	57,013
Unrealized losses	(14,970)	(3,153)	(716)	(324)	(19,163)

Fair value	$812,006	$3,441,125	$1,046,640	$7,669	$5,307,440

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$44,875
Paydowns receivable	—
Unrealized gains	—
Unrealized losses(1)	(37,538)

Fair value	$7,337

(1)	Taken in 2008 through earnings as impairment charges.

At December 31, 2008, our Non-Agency MBS portfolio consisted of floating-rate CMOs with an average coupon of 0.72%, which were acquired at par value.

NOTE 4. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with major financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Relative to our Agency MBS portfolio, at June 30, 2009, our repurchase agreements had a weighted average term to maturity of 44 days and a weighted average borrowing rate of 0.53%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 371 days with a weighted average borrowing rate of 2.46%. At June 30, 2009, Agency MBS with a fair value of approximately $4.9 billion have been pledged as collateral under the repurchase agreements and swap agreements.

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

At June 30, 2009 and December 31, 2008, the repurchase agreements had the following balances (in thousands), remaining maturities and weighted average interest rates:

	June 30, 2009		December 31, 2008
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$—	—	$—	—
Less than 30 days	1,535,000	0.56%	2,540,000	2.15%
30 days to 90 days	2,852,000	0.51%	2,005,000	1.78%
Over 90 days to less than 1 year	100,000	0.49%	120,000	5.10%
1 year to 2 years	—	—	—	—
Demand	—	—	—	—

	$4,487,000	0.53%	$4,665,000	2.07%

NOTE 5. JUNIOR SUBORDINATED NOTES

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

NOTE 6. FAIR VALUES OF FINANCIAL INSTRUMENTS

On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements,” or SFAS 157, which had no material impact. As defined in SFAS 157, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. SFAS 157 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the three following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange. Our derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are major financial institutions and are considered to be the market makers for these types of instruments and the LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments’ liabilities is the estimated amount the Company would have to pay to terminate these agreements at the reporting date, taking into account current interest rates and the company’s credit worthiness. For more information on our swap agreements, see Note 1 and Note 12.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2008, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. We received indications of value for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it remains a Level 3 input at June 30, 2009.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2009, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,373,882	$—	$5,373,882
Non-Agency MBS	$—	$—	$5,828	$5,828
Derivative instruments(1)	$—	$641	$—	$641
Liabilities:
Derivative instruments(1)	$—	$102,178	$—	$102,178

(1)	Derivative instruments are hedging instruments under SFAS 133.

Cash and cash equivalents, restricted cash, reverse repurchase agreements, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2009, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at March 31, 2009	$6,653
Principal paydowns	(600)
Unrealized gains	218
Unrealized losses recognized in other comprehensive income	(443)

Balance at June 30, 2009	$5,828

NOTE 7. INCOME TAXES

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

NOTE 8. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through June 30, 2009, the Series B Preferred Stock was convertible at the then-current conversion rate of 2.9075 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with our holders of Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2009, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares. At June 30, 2009, 104.1 million shares of our common stock were issued and outstanding.

At June 30, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The remaining preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the Controlled Equity Offering Program, or the Program, we may sell, from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended June 30, 2009, we sold 1.140 million shares of our common stock under the Program, which provided net proceeds to us of approximately $7.622 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $155 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At June 30, 2009, there were 10,672,900 shares available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the three months ended June 30, 2009, we issued approximately 2.6 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $16.5 million. At June 30, 2009 there were approximately 7 million shares remaining under the 2008 Plan.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At June 30, 2009, approximately $131 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.583 million shares under the plan. This amount includes 1.612 million shares of unexercised stock options and restricted stock.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The three executives may be paid up to 50% of their respective incentive compensation earned under such plan in the form of our common stock. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At June 30, 2009, the Threshold Return was 4.30%.

Average net worth, as defined in the agreement, for any period is (i) the daily average of the cumulative net proceeds to date from all offerings of the Company’s equity securities, after deducting any underwriting discounts and commissions and other expenses and costs related to such offerings, plus (ii) the Company’s retained earnings (without taking into account any losses incurred in prior periods) computed by taking the average of such values at the end of each month during such period.

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At June 30, 2009, the negative incentive compensation accrual carry forward was $15.7 million, which was reduced from a negative $17.5 million at March 31, 2009 and a negative $19.1 million at December 31, 2008. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. During the three months ended June 30, 2009 and 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

Employment Agreements

Salary, Incentive and Termination Provisions

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

•	the 2002 Incentive Plan may not be amended without the consent of Lloyd McAdams and Joseph E. McAdams;

•

in the event any of the three executives is terminated without “cause,” or if they terminate for “good reason,” or, in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under their employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the plan during the three-year period following her termination;

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

Performance-Based Bonus Pool Provisions

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams, or the Executives. As a result, the Executives are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity, or ROAE. ROAE is calculated as the twelve-month GAAP net income available to common stockholders, excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee of our board of directors, or the Compensation Committee, evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

As designed by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution to the Executives is determined annually based upon our ROAE in accordance with the following:

•	if our ROAE is 0% or less, no performance-based bonus is paid.

•	if our ROAE is greater than 0% but less than 8%, a bonus pool of up to $500 thousand is available to be paid.

•

if our ROAE is 8% or greater, then the bonus pool available to be paid equals $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million.

The Compensation Committee has the discretionary right to adjust downward the amount available for distribution from the Executives’ bonus pool by as much as 10% in any given year, based upon its assessment of factors including our leverage, stability of the book value of our common stock and price per share of our common stock relative to other industry participants. Of the aggregate amount available for distribution from the Executives’ bonus pool, the Compensation Committee bases annual bonus allocation to each of the Executives on its assessment of the performance of each Executive.

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the company’s execution of our business and strategic plans. During the three months ended June 30, 2009, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Thad M. Brown, our Chief Financial Officer, Charles J. Siegel, our Senior Vice President-Finance, Bistra Pashamova, our Senior Vice President and Portfolio Manager, and Evangelos Karagiannis, our Vice President and Portfolio Manager, as well as certain of our other employees. The Change in Control and Arbitration Agreements grant these officers and employees, in the event that a change in control occurs (as defined therein), a lump sum payment equal to (i) 12 months annual base salary in effect on the date of the change in control, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior to the date of the change in control, and plus (iii) the average annual bonus received for the two complete fiscal years prior to the date of the change in control, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers and employees upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $52.58 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2009, we paid $86 thousand and $166 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three and six months ended June 30, 2008, we paid $70 thousand and $140 thousand, respectively, in rent to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2009	2010	2011	2012	Total Commitment
Commitment	$148,930	$302,332	$311,414	$158,012	$920,688

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $79 thousand and $141 thousand, respectively, paid to PIA in connection with this agreement during the three and six months ended June 30, 2009. During the three and six months ended June 30, 2008, we paid fees of $80 thousand and $150 thousand, respectively, to PIA in connection with this agreement.

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

NOTE 11. EQUITY COMPENSATION PLANS

2004 Equity Compensation Plan

At our May 27, 2004 Annual Meeting of Stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2009, 916,863 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

In October 2005, our board of directors approved a grant under the Plan, made effective October 27, 2005, of an aggregate of 200,780 shares of restricted stock to various of our officers and employees. The closing price of our common stock on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of the grantee’s employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.

In October 2006, our board of directors approved a grant under the Plan, made effective October 18, 2006, of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees. The closing price of our common stock on the grant date was $9.12. The shares will vest in equal annual installments over the subsequent three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after the earlier to occur of the termination of employment with us or upon the tenth anniversary of the effective date.

During the three months ended June 30, 2009, we expensed approximately $51 thousand relating to these two restricted stock grants.

2007 Dividend Equivalent Rights Plan

At our Annual Meeting of Stockholders held on May 24, 2007, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the DER Plan. A DER is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by the Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The DER Plan authorizes our board of directors to grant DERs with respect to a maximum of 2,000,000 shares of our common stock. Payments under DERs made in shares of our common stock, rather than cash, will be made from shares of our common stock reserved and available for issuance under the 2004 Equity Compensation Plan, subject to the limitations of the 2004 Equity Compensation Plan.

In 2008, our board of directors approved grants under the DER Plan of an aggregate of 450 thousand DERs, which were issued to certain of our employees and officers. These DERs are paid in cash and are not attached to any stock and only have the right to receive the same cash distribution distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended June 30, 2009, we expensed $144 thousand in compensation related to these grants.

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2009, we were a counter-party to interest rate swap agreements, which are derivative instruments as defined by SFAS 133 and SFAS 138, with an aggregate notional amount of $2.48 billion and a weighted average maturity of 1.8 years. These swap agreements were with the following four counterparties: (1) Deutsche Bank Securities—notional amount: $1.075 billion; (2) Credit Suisse First Boston Corporation—notional amount: $905 million; (3) Citigroup—notional amount: $400 million; and (4) J.P. Morgan Securities Inc.—notional amount: $100 million. During the three months ended June 30, 2009, one swap agreement with a notional amount of $100 million matured. During the three months ended June 30, 2009, we did not enter into any new swap agreements. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2009 and December 31, 2008, our swap agreements had the following notional amounts (in thousands) and weighted average interest rates:

	June 30, 2009		December 31, 2008
	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Less than 12 months	$760,000	4.39%	$760,000	4.20%
1 year to 2 years	925,000	4.58%	750,000	4.75%
2 years to 3 years	250,000	3.48%	475,000	4.36%
3 years to 4 years	545,000	4.05%	420,000	4.43%
4 years to 5 years	—	—	275,000	3.77%

	$2,480,000	4.29%	$2,680,000	4.37%

At June 30, 2009, there was a decrease in unrealized losses of $37.3 million, from $139.8 million in unrealized losses at December 31, 2008 to $102.5 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $151 thousand, a reclassification adjustment for gains on derivative instruments included in net income of $107 thousand and a reclassification adjustment for interest expense included in net income of $37.5 million).

At June 30, 2009, we had asset derivatives of $641 thousand and liability derivatives (both shown on our unaudited consolidated balance sheets) of $102.2 million.

For the three months ended June 30, 2009, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. For the three months ended June 30, 2009, the amount amortized into interest expense was approximately $154 thousand and the remaining amount at June 30, 2009 to be amortized was approximately $1.03 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 6.

NOTE 13. COMMITMENTS AND CONTINGENCIES

(a) Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 10.

NOTE 14. OTHER EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Legal and accounting fees	$158	$179	$370	$364
Printing and stockholder communications	76	109	86	109
Directors and Officers insurance	109	138	238	260
Software and implementation	61	57	122	114
Administrative service fees	79	80	141	150
Rent and related expenses	86	70	166	140
Stock exchange and filing fees	49	72	99	137
Custodian fees	48	46	85	79
Sarbanes-Oxley consulting fees	16	23	48	35
Board of directors fees and expenses	122	79	188	146
Securities data services	27	26	53	52
Other	75	57	137	125

Total of other expenses:	$906	$936	$1,733	$1,711

NOTE 15. DISCONTINUED OPERATIONS

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

NOTE 16. SUBSEQUENT EVENTS

We have evaluated subsequent events through August 5, 2009, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

From July 1, 2009 through August 4, 2009, we sold 3.1 million shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $22.6 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $462 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

On July 10, 2009, our board of directors declared a common stock dividend of $0.32 per share, which is payable on August 19, 2009 to our holders of record of common stock as of the close of business on July 24, 2009.

On July 10, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2009.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.9075 shares of our common stock to 3.0035 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.39 and (2) the annualized common stock dividend yield was 17.3207%.

ANWORTH MORTGAGE ASSET CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or Investment Company Act); and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Our Company

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in U.S. agency mortgage-backed securities, or MBS, which are obligations guaranteed by the U.S. government, such as Ginnie Mae, or federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the cost of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2009, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2008 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our Portfolio

Our operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At June 30, 2009, we had total assets of $5.5 billion. Our Agency MBS portfolio, consisting of $5.37 billion, was distributed as follows: 20% adjustable-rate Agency MBS, 63% hybrid adjustable-rate Agency MBS, 17% fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $5.8 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at June 30, 2009 was approximately $759.6 million, or $7.30 per share. The $759.6 million equals total stockholders’ equity of $808.5 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $30.1 million and the proceeds from its sale of $28.1 million. For the three months ended June 30, 2009, we reported net income to common stockholders of $32.5 million. Net income to common stockholders consists of net income of $34.0 million minus payment of preferred dividends of approximately $1.5 million.

Recent Regulatory Developments

In March 2009, the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve announced the creation of the Public Private Investment Program, or PPIP. The PPIP has two components: the Legacy Loans Program (which has been temporarily postponed) and the Legacy Securities Program. The Legacy Securities Program contemplates the establishment of joint public and private investment funds, or PPIFs to purchase legacy non-Agency residential MBS, as well as commercial mortgage backed securities, that were originally AAA-rated. Legacy Securities PPIFs will have access to equity capital from the U.S. Treasury, as well as debt financing provided by the U.S. Government. In July 2009, the Treasury announced that it will invest up to $30 billion in equity and debt issued by Legacy Securities PPIFs and announced that it has selected nine asset managers to manage these PPIFs. These nine asset managers are expected to organize PPIFs to purchase, in partnership with private capital, Senior MBS as well as other eligible assets. The PPIFs established by these managers will increase the competition for Senior MBS assets, which could cause prices of these assets to rise. Higher prices means lower effective yields on available assets and potentially higher values for our existing Senior MBS portfolio.

Further, the Federal Reserve, the Federal Housing Administration and the FDIC have stepped up implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. These programs may involve the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or may extend the payment terms of the loans. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may affect the value of, and the returns on, our MBS portfolio.

The U.S. Government, Federal Reserve, U.S. Treasury, FDIC and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We are unable to predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Results of Operations

Three Months Ended June 30, 2009 Compared to June 30, 2008

For the three months ended June 30, 2009, our net income available to common stockholders was $32.5 million. This includes net income of $34.0 million and the payment of preferred stock dividends of approximately $1.5 million. For the three months ended June 30, 2008, our net income was $25.8 million and our net income available to common stockholders was $24.3 million

Net interest income for the three months ended June 30, 2009 was $38.1 million, or 53.3% of gross income, compared to $28.8 million, or 36.9% of gross income, for the three months ended June 30, 2008. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended June 30, 2009 was $67.3 million, compared to $74.3 million for the three months ended June 30, 2008, a decrease of 9.5%, due primarily to a decrease in the weighted average coupon of our Agency MBS from 5.63% at June 30, 2008 to 5.42% at June 30, 2009, and a decline in the average balance outstanding of our portfolio, from approximately from $5.61 billion at June 30, 2008 to approximately $5.36 billion at June 30, 2009. Interest expense for the three months ended June 30, 2009 was $29.2 million, compared to $45.5 million for the three months ended June 30, 2008, a decrease of 35.9%. This decrease was due primarily to the decrease in short-term interest rates.

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

During the three months ended June 30, 2009, premium amortization expense based on the effective interest yield method increased $0.43 million, or 11.5%, from $3.73 million during the three months ended June 30, 2008 to $4.16 million.

The table below shows the approximate constant prepayment rate of our MBS for each of the following quarters:

	2009		2008
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	15%	17%	18%	18%

For the three months ended June 30, 2009, there was no gain or loss on derivative instruments due to hedge ineffectiveness, compared to a net gain on derivative instruments of approximately $273 thousand for the three months ended June 30, 2008.

Total expenses were $4.0 million for the three months ended June 30, 2009, compared to $3.3 million for the three months ended June 30, 2008. The increase of $0.7 million in total expenses was due to an increase in compensation and benefits of $0.7 million (due primarily to an increase of $0.7 million in the accrual for year-end 2009 additional compensation over the additional compensation accrued in the second quarter of 2008).

Six Months Ended June 30, 2009 Compared to June 30, 2008

For the six months ended June 30, 2009, our net income available to common stockholders was $61.8 million. This includes net income of $64.8 million and the payment of preferred stock dividends of approximately $3 million. For the six months ended June 30, 2008, our net income was $42.4 million and our net income available to common stockholders was $39.4 million.

Net interest income for the six months ended June 30, 2009 was $72.6 million, or 50.8% of gross income, compared to $48.1 million, or 32.1% of gross income, for the six months ended June 30, 2008. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the six months ended June 30, 2009 was $134.3 million, compared to $142.7 million for the six months ended June 30, 2008, a decrease of 5.9%, due primarily to a decrease in the weighted average coupon of our Agency MBS from 5.63% at June 30, 2008 to 5.42% at June 30, 2009 and an increase in premium amortization expense. Interest expense for the six months ended June 30, 2009 was $61.7 million, compared to $94.6 million for the six months ended June 30, 2008, a decrease of 34.8%. This decrease was due primarily to the decrease in short-term interest rates.

During the six months ended June 30, 2009, premium amortization expense based on the effective interest yield method increased $1.46 million, or 20.3%, from $7.19 million during the six months ended June 30, 2008 to $8.65 million.

For the six months ended June 30, 2009, there was a gain of approximately $107 thousand on derivative instruments due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $6 thousand for the six months ended June 30, 2008.

Total expenses were $7.9 million for the six months ended June 30, 2009, compared to $5.8 million for the six months ended June 30, 2008. The increase of $2.1 million in total expenses was due to an increase in compensation and benefits of $2.1 million (due primarily to an increase of $1.9 million in the accrual for year-end 2009 additional compensation over the additional compensation accrued through June 2008).

Financial Condition

Agency MBS Portfolio

At June 30, 2009, we held Agency MBS whose amortized cost was approximately $5.23 billion, consisting primarily of $4.3 billion of adjustable-rate MBS, $0.9 billion of fixed-rate MBS and $7 million of floating-rate CMOs. This amount represents an approximate 0.6% decrease from the $5.26 billion held at December 31, 2008. Of the adjustable-rate Agency MBS owned by us, 24% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 76% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at June 30, 2009 and December 31, 2008, classified by type of issuer (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,170,413	77.6%	$3,971,748	74.8%
Freddie Mac (FHLMC)	1,178,437	21.9	1,309,149	24.7
Ginnie Mae (GNMA)	25,032	0.5	26,543	0.5

Total Agency MBS:	$5,373,882	100.0%	$5,307,440	100.0%

The following table classifies our portfolio of Agency MBS owned at June 30, 2009 and December 31, 2008 by type of interest rate index (dollar amounts in thousands):

	June 30, 2009		December 31, 2008
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$6,559	0.1%	$7,669	0.2%
Six-month LIBOR	102,855	1.9	43,192	0.8
One-year LIBOR	3,847,170	71.6	3,690,221	69.5
Six-month certificate of deposit	1,623	—	1,653	0.1
Six-month constant maturity treasury	587	—	671	—
One-year constant maturity treasury	445,456	8.3	478,422	9.0
Cost of Funds Index	36,512	0.7	38,972	0.7
Fixed-rate	933,120	17.4	1,046,640	19.7

Total Agency MBS:	$5,373,882	100.0%	$5,307,440	100.0%

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

At June 30, 2009, our total Agency MBS portfolio had a weighted average coupon of 5.42%. The average coupon of the adjustable-rate securities was 4.57%, the hybrid securities average coupon was 5.59%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 1.13%. At December 31, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.54%. The average coupon of the adjustable-rate securities was 5.19%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 2.01%.

At June 30, 2009, the average amortized cost of our Agency MBS was 101.36%, the average amortized cost of our adjustable-rate securities was 101.50% and the average amortized cost of our fixed-rate securities was 100.68%. Relative to our Agency MBS portfolio at June 30, 2009, the average interest rate on outstanding repurchase agreements was 0.53% and the average days to maturity was 44 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.46% and the weighted average term to next rate adjustment was 371 days.

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

At June 30, 2009 and December 31, 2008, the unamortized net premium paid for our Agency MBS was $67.3 million and $63 million, respectively.

At June 30, 2009, the current yield on our Agency MBS portfolio was 5.35%, based on a weighted average coupon of 5.42% divided by the average amortized cost of 101.36%. At December 31, 2008, the current yield on our Agency MBS portfolio was 5.47%, based on a weighted average coupon of 5.54% divided by the average amortized cost of 101.22%.

One of the factors that impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS Portfolio

At June 30, 2009, our Non-Agency MBS portfolio consisted of a fair value of $5.8 million of floating-rate CMOs with an average coupon of 0.56%, which were acquired at par value. At December 31, 2008, our Non-Agency MBS portfolio consisted of $7.3 million of floating-rate CMOs with an average coupon of 0.72% which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At June 30, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $5.8 million from a fair value of approximately $7.3 million at December 31, 2008 due to principal reductions of approximately $1.1 million, and unrealized losses (net of unrealized gains) of approximately $0.4 million.

At June 30, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated BB by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from B to CCC by Standard & Poor’s. At June 30, 2009, Moody’s rated these two securities as Ca. These ratings were unchanged from March 31, 2009.

We received valuations at December 31, 2008 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it remains a Level 3 input at June 30, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Non-Agency MBS at fair value	$5.83 million	$7.34 million
Principal balance of Non-Agency MBS	$43.73 million	$44.87 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	731	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	73.5%	76.3%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	74%	73%

California loans(1)	68%	68%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	8.0%	7.4%

Loans in foreclosure(1)	13.8%	6.0%
Real estate owned (REO)(1)(2)	3.1%	2.4%
Total seriously delinquent(1)(3)	21.6%	12.3%
Realized losses (as percentage of original collateral balance)	1.6%	0.5%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	8.4%	9.5%
Average securitization principal of Anworth-owned tranches	15.7%	15.5%
Average securitization principal senior to Anworth-owned tranches	75.9%	75.0%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at June 30, 2009 and December 31, 2008.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2009, we were a counter-party to swap agreements with an aggregate notional amount of $2.48 billion and an average maturity of 1.8 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2009, there were unrealized losses of approximately $102.5 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Note 1, Note 6 and Note 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, which totaled $4.49 billion at June 30, 2009. As collateral for the repurchase agreements and swap agreements, we have pledged approximately $4.9 billion in Agency MBS. Our other significant source of funds for the three months ended June 30, 2009 consisted of payments of principal from our Agency MBS portfolio in the amount of $262.9 million.

During the three months ended June 30, 2009, there was a net decrease in cash and cash equivalents of approximately $85.1 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2009 was approximately $36.4 million. This is comprised primarily of net income of $34 million, adding back the following non-cash item: the amortization of premium and discounts of approximately $4.2 million. Changes in assets and liabilities affecting net cash provided by operating activities decreased by $1.8 million.

•

Net cash provided by investing activities for the three months ended June 30, 2009 was approximately $184.5 million, which consisted of $262.9 million from principal payments on Agency MBS, partially offset by $79 million from purchases of reverse repurchase agreements; and

•

Net cash used in financing activities for the three months ended June 30, 2009 was approximately $306 million. This consisted of borrowings on repurchase agreements of approximately $6.74 billion, offset by repayments on repurchase agreements of approximately $7.04 billion, dividends paid of $30.5 million on common stock and dividends paid of approximately $1.5 million on preferred stock less net proceeds from common stock issued of approximately $24 million.

Relative to our Agency MBS portfolio at June 30, 2009, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 17 days to three months. At June 30, 2009, we had borrowed funds under repurchase agreements with 17 different financial institutions. During the three months ended June 30, 2009, we added three new repurchase financing relationships. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2009, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.5x at December 31, 2008 to 5.1x at June 30, 2009.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and of monthly payments of principal and interest on our MBS portfolios. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents and other short-term investments such as reverse repurchase agreements. A large negative change in the market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

During the three months ended June 30, 2009, we raised approximately $16.5 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

At June 30, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and 6.25% Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the three months ended June 30, 2009, we did not issue any shares of Series A or Series B Preferred Stock.

During the three months ended June 30, 2009, we issued 1.14 million shares of common stock under our Controlled Equity Offering Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $7.622 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $155 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended June 30, 2009 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2008.

Off-balance Sheet Arrangements

At June 30, 2009, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at June 30, 2009 was $808.5 million. Common stockholders’ equity was approximately $759.6 million, or a book value of $7.30 per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of investment securities are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary and not credit-related, they do not impact GAAP income or taxable income but rather are reflected on the balance sheet by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more then if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheet may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $140.5 million, or 2.7% of the amortized cost of our Agency MBS, at June 30, 2009. This, along with “Accumulative other comprehensive losses, derivatives” of approximately $102.5 million and “Accumulative other comprehensive income, unrealized losses” on available-for-sale Non-Agency MBS of $365 thousand, constitute the total “Accumulative other comprehensive gain” of approximately $37.6 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income.

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

Income Taxes

Our financial results do not reflect provisions for current or deferred income taxes. Management believes that we have and intend to continue to operate in a manner that will allow us to be taxed as a REIT and, as a result, management does not expect to pay substantial, if any, corporate level taxes. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we would be subject to federal income tax.

Subsequent Events

We have evaluated subsequent events through August 5, 2009, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

From July 1, 2009 through August 4, 2009, we sold 3.1 million shares of common stock pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $22.6 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $462 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

On July 10, 2009, our board of directors declared a common stock dividend of $0.32 per share, which is payable on August 19, 2009 to our holders of record of common stock as of the close of business on July 24, 2009.

On July 10, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 15, 2009 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2009.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 2.9075 shares of our common stock to 3.0035 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.39 and (2) the annualized common stock dividend yield was 17.3207%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We seek to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial institutions in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity for stockholders to realize attractive total rates of return through ownership of our common stock. While we do not seek to avoid risk completely, we do seek, to the best of our ability, to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient returns to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

Further, our net interest income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$933,120	17.35%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	180,856	3.36	4,387,000	97.8%
Greater than 3 months and less than 1 year	877,654	16.31	100,000	2.2
Greater than 1 year and less than 2 years	634,711	11.80	—	—
Greater than 2 years and less than 3 years	1,359,264	25.27	—	—
Greater than 3 years and less than 5 years	1,394,105	25.91	—	—

Total:	$5,379,710	100.0%	$4,487,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment that is credit-related) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our consolidated balance sheets. The market value of our assets can fluctuate due to changes in interest rates and other factors. Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2009, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 44 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 371 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the three months ended June 30, 2009, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2009, we had unrestricted cash of $516 thousand, $79 million in overnight reverse repurchase agreements and $474 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at June 30, 2009, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–27.8%	–0.4%
–1%	0.6%	0.6%
0%	—	—
1%	–4%	–1.9%
2%	–12.0%	–4.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in an 82% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at June 30, 2009. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At June 30, 2009, the aggregate notional amount of the interest rate swap agreements was $2.48 billion and the weighted average maturity was 1.8 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	49.2%	1.2%
–1%	77.6%	1.4%
0%	—	—
1%	37.8%	–2.6%
2%	8.0%	–5.9%

General

Many assumptions are made to present the information in the above tables and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the above tables and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements and junior subordinated notes, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness in design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in the timely and accurate recording, processing, summarizing and reporting of information required to be disclosed by us in our reports filed or submitted under the Exchange Act within the time periods specified in the SEC’s rules, regulations and forms. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

a)	The Annual Meeting of stockholders of Anworth Mortgage Asset Corporation was held on May 21, 2009.

b)	All director nominees were elected to serve for the ensuing year or until their successors are duly elected and qualified.

Director	Votes Received	Votes Withheld
Lloyd McAdams	90,554,006	4,146,161
Lee A. Ault	90,423,910	4,276,257
Charles H. Black	89,003,869	5,696,299
Joe E. Davis	89,049,087	5,651,081
Robert C. Davis	91,537,714	3,162,454
Joseph E. McAdams	89,970,979	4,729,189

c)	The ratification of McGladrey & Pullen, LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009 was approved.

Votes Cast
For	Against	Abstain
94,179,368	413,342	107,454

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description
10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002)

10.2	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-150210, which became effective under the Act on April 11, 2008)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) and December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008)

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) and December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009)

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

Exhibit Number	Description
10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Annual Report on Form 10-K filed for the year ended December 31, 2008, as filed with the SEC on March 12, 2009)

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 12, 2009)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 5, 2009	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 5, 2009	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)