Form 10-Q
period 2009-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2009-11-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

At October 30, 2009, the registrant had 113,390,502 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,325,793	$5,164,178
Agency MBS at fair value	610,444	137,966
Paydowns receivable	7,269	5,296

	5,943,506	5,307,440
Non-Agency MBS:
Non-Agency MBS at fair value	5,140	7,337
Cash and cash equivalents	457	131,970
Interest and dividends receivable	26,823	26,081
Prepaid expenses and other	4,330	4,314

Total Assets:	$5,980,256	$5,477,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$24,053	$26,268
Repurchase agreements	4,880,200	4,665,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	99,875	138,592
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	487	471
Dividends payable on common stock	—	23,445
Accrued expenses and other	6,461	675

Total Liabilities:	$5,049,467	$4,892,842

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($31,160 and $30,138, respectively); 1,246 and 1,206 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	$29,092	$28,096

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 112,566 and 90,462 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	1,126	905
Additional paid-in capital	994,876	851,588
Accumulated other comprehensive loss consisting of unrealized losses and gains	72,690	(101,940)
Accumulated deficit	(212,392)	(239,746)

Total Stockholders’ Equity:	$901,697	$556,204

Total Liabilities and Stockholders’ Equity:	$5,980,256	$5,477,142

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest on Agency MBS	$63,150	$73,194	$197,157	$214,645
Interest on Non-Agency MBS	57	320	204	1,060
Other income	27	126	139	653

	63,234	73,640	197,500	216,358

Interest expense:
Interest expense on repurchase agreements	27,573	43,846	88,408	137,218
Interest expense on junior subordinated notes	357	564	1,214	1,825

	27,930	44,410	89,622	139,043

Net interest income	35,304	29,230	107,878	77,315

Loss on sale of MBS	—	(49)	—	(49)
Net gain (loss) on derivative instruments	—	(941)	107	(947)
Impairment charges on Non-Agency MBS	—	(34,083)	—	(34,083)
Expenses:
Compensation and benefits	(2,849)	(2,180)	(9,026)	(6,259)
Write-off of common stock offering costs	—	(108)	—	(108)
Other expenses	(762)	(888)	(2,495)	(2,599)

Total expenses	(3,611)	(3,176)	(11,521)	(8,966)

Income (loss) from continuing operations	31,693	(9,019)	96,464	33,270
Gain on disposition of discontinued operations	—	7,728	—	7,728

Net income (loss)	$31,693	$(1,291)	$96,464	$40,998

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(487)	(471)	(1,429)	(1,413)

Net income (loss) to common stockholders	$30,195	$(2,773)	$92,002	$36,552

Basic earnings (loss) per common share:
Continuing operations	$0.28	$(0.12)	$0.90	$0.36
Discontinued operations	—	0.09	—	0.10

Total basic earnings (loss) per common share	$0.28	$(0.03)	$0.90	$0.46

Diluted earnings (loss) per common share:
Continuing operations	$0.27	$(0.12)	$0.88	$0.36
Discontinued operations	—	0.09	—	0.10

Total diluted earnings (loss) per common share	$0.27	$(0.03)	$0.88	$0.46

Basic weighted average number of shares outstanding	109,125	86,381	102,529	79,452
Diluted weighted average number of shares outstanding	112,868	86,381	106,273	82,523

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$—	$(139,790)	$(239,746)		$556,204

Issuance of common stock		9,934		99	57,240						57,339
Other comprehensive income (loss), fair value adjustments						63,721	(140)	11,186		74,767	74,767
Net income									30,741	30,741	30,741

Comprehensive income										$105,508

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)

Balance, March 31, 2009	1,876	100,396	$45,397	$1,004	$908,898	$101,571	$(140)	$(128,604)	$(210,487)		$717,639

Issuance of common stock		3,707		37	23,949						23,986
Other comprehensive income (loss), fair value adjustments						38,901	(225)	26,067		64,743	64,743
Net income									34,030	34,030	34,030

Comprehensive income										$98,773

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(471)		(471)
Dividend declared—$0.30 per common share									(30,493)		(30,493)

Balance, June 30, 2009	1,876	104,103	$45,397	$1,041	$932,917	$140,472	$(365)	$(102,537)	$(208,432)		$808,493

Issuance of common stock		8,463		85	61,888						61,973
Other comprehensive income, fair value adjustments						33,014	288	1,818		35,120	35,120
Net income									31,693	31,693	31,693

Comprehensive income										$66,813

Amortization of restricted stock					71						71
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(487)		(487)
Dividend declared—$0.32 per common share									(34,155)		(34,155)

Balance, September 30, 2009	1,876	112,566	$45,397	$1,126	$994,876	$173,486	$(77)	$(100,719)	$(212,392)		$901,697

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Activities:
Net income (loss)	$31,693	$(1,291)	$96,464	$40,998
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	5,574	2,931	14,221	10,118
Impairment charges on Non-Agency MBS	—	34,083	—	34,083
Loss on sale of MBS	—	49	—	49
(Gain) loss on derivative instruments	—	941	(107)	947
Amortization of restricted stock	71	71	211	211
Gain on disposition of discontinued operations	—	(7,728)	—	(7,728)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,743)	1,495	(743)	(1,681)
Decrease (increase) in prepaid expenses and other	3,298	(2,035)	(16)	47,425
Increase(decrease) in accrued interest payable	902	4,406	(1,754)	(4,906)
Increase(decrease) in accrued expenses and other	1,821	(697)	5,786	2,627
Net cash (used in) operating activities of discontinued operations	—	—	—	(44)

Net cash provided by operating activities	$41,616	$32,225	$114,062	$122,099

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(846,966)	$—	$(1,292,513)	$(1,568,755)
Principal payments	304,781	215,955	777,862	752,370
Proceeds from sales	—	24,956	—	24,956
Available-for-sale Non-Agency MBS:
Principal payments	977	678	2,121	4,273
Payment of reverse repurchase agreements	79,000	—	—	—

Net cash (used in) provided by investing activities	$(462,208)	$241,589	$(512,530)	$(787,156)

Financing Activities:
Borrowings from repurchase agreements	$7,515,141	$5,558,867	$22,139,141	$19,314,618
Repayments on repurchase agreements	(7,121,941)	(5,798,367)	(21,923,941)	(18,807,718)
Proceeds from common stock issued, net	61,973	32,726	143,298	243,375
Proceeds from series B preferred stock issued, net	996	—	996	—
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(471)	(471)	(1,413)	(1,413)
Common stock dividends paid	(34,154)	(24,561)	(88,093)	(47,511)

Net cash provided by (used in) financing activities	$420,533	$(232,817)	$266,955	$698,318

Net (decrease) in cash and cash equivalents	$(59)	$40,997	$(131,513)	$33,261
Cash and cash equivalents at beginning of period	516	4,681	131,970	12,440
Add: net decrease (increase) in cash of discontinued operations	—	—	—	(23)

Cash and cash equivalents at end of period	$457	$45,678	$457	$45,678

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$27,184	$40,005	$91,533	$143,949

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$31,693	$(1,291)	$96,464	$40,998

Available-for-sale Agency MBS, fair value adjustment	33,014	(30,756)	135,636	(52,249)
Reclassification adjustment for losses on sales included in net loss	—	49	—	49
Available-for-sale Non-Agency MBS, fair value adjustment	288	(12,147)	(77)	(27,080)
Impairment charges on Non-Agency MBS	—	34,083	—	34,083
Unrealized (losses) on cash flow hedges	(20,793)	(16,686)	(20,944)	(19,227)
Reclassification adjustment for gains on derivative instruments	—	—	(107)	—
Reclassification adjustment for interest expense included in net income	22,611	10,919	60,122	22,363

	35,120	(14,538)	174,630	(42,061)

Comprehensive income	$66,813	$(15,829)	$271,094	$(1,063)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS. Agency MBS are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. We seek long-term investment returns by investing our equity capital and borrowed funds in such securities and other mortgage-related assets.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income or loss” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income” to income/(loss).

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2009

	Less Than 12 Months			12 Months or More			Total
				(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	24	$376,663	$(844)	370	$377,323	$(8,060)	394	$753,986	$(8,904)
Non-Agency MBS	1	$3,744	$(191)	—	$—	$—	1	$3,744	$(191)

December 31, 2008

	Less Than 12 Months			12 Months or More			Total
				(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	82	$1,077,230	$(4,984)	388	$538,082	$(14,179)	470	$1,615,312	$(19,163)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2009.

The Company estimates the future cash flows expected for its Non-Agency MBS based on its review of the underlying mortgage loans and in accordance with ASC 320-10. The Company evaluates information about the performance of underlying mortgage loans including credit enhancement, default rates, loss severities, delinquency rates, year of origination, geographic concentration, general market assessments and other general information and data such as home sales and home sale prices. As a result, judgment and assumptions based on both subjective and objective factors are used in the Company’s analysis to determine the expected future cash flows from the Non-Agency MBS. At September 30, 2009, the Company does not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of the cost basis, which may be at maturity.

Repurchase Agreements

We finance the acquisition of our MBS primarily through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities and accrued interest as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then-prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. We are operating in an environment where, as a result of economic conditions, several large financial institutions involved in repurchase financing of MBS either have been acquired or filed bankruptcy.

Derivative Financial Instruments

Interest Rate Risk Management

We use primarily short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to five years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with ASC 815-10. We do not issue or hold derivative contracts for speculative purposes.

We are exposed to credit losses in the event of non-performance by counterparties to these interest rate swap agreements. In order to limit credit risk associated with swap agreements, our current practice is to only enter into swap agreements with large financial institution counterparties who are market makers for these types of instruments, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

Accounting for Derivatives and Hedging Activities

In accordance with ASC 815-10, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value, based on values obtained from large financial institutions who are market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Credit Risk

At September 30, 2009, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC-320-10, the determination of whether a security is other-than-temporarily impaired (OTTI) involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2009 relative to any tax positions taken prior to January 1, 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2009. We file both REIT and taxable REIT subsidiary

U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

Stock-Based Compensation

In accordance with ASC 718-10, any compensation cost relating to share-based payment transactions is recognized in the unaudited consolidated financial statements.

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

The computation of EPS for the three and nine months ended September 30, 2009 and 2008 is as follows (amounts in thousands, except per share data):

	Net Income (Loss) Available to Common Stockholders(3)	Average Shares	Earnings per Share
For the three months ended September 30, 2009
Basic EPS	$30,195	109,125	$0.28
Effect of dilutive securities(1)	487	3,743	(0.01)

Diluted EPS	$30,682	112,868	$0.27

For the three months ended September 30, 2008
Basic EPS:
Continuing operations	$(10,501)	86,381	$(0.12)
Discontinued operations	7,728	86,381	0.09

Total Basic EPS:	$(2,773)	86,381	$(0.03)

Effect of dilutive securities(2)	$—	—	$—

Diluted EPS:
Continuing operations	$(10,501)	86,381	$(0.12)
Discontinued operations	7,728	86,381	0.09

Total Diluted EPS:	$(2,773)	86,381	$(0.03)

For the nine months ended September 30, 2009
Basic EPS	$92,002	102,529	$0.90
Effect of dilutive securities(1)	1,429	3,744	(0.02)

Diluted EPS	$93,431	106,273	$0.88

For the nine months ended September 30, 2008
Basic EPS:
Continuing operations	$28,824	79,452	$0.36
Discontinued operations	7,728	79,452	0.10

Total Basic EPS:	$36,552	79,452	$0.46

Effect of dilutive securities(2)	1,413	3,071	$—

Diluted EPS:
Continuing operations	$30,237	82,523	$0.36
Discontinued operations	7,728	82,523	0.10

Total Diluted EPS:	$37,965	82,523	$0.46

(1)	During the three and nine months ended September 30, 2009, diluted EPS include the assumed conversion of 1.246 million shares of Series B Preferred Stock at the conversion rate of 3.0035 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the nine months ended September 30, 2008, diluted EPS include the assumed conversion of 1.206 million shares of Series B Preferred Stock at the conversion rate of 2.5464 shares of common stock and adding back the Series B Preferred Stock dividend. For the three months ended September 30, 2008, the Series B Preferred Stock was not included because the effect was anti-dilutive.
(3)	During the three and nine months ended September 30, 2008, net income (loss) to common stockholders for continuing operations on basic EPS consists of net loss of $(9,019) and net income of $33,270, respectively, less the preferred dividends of $1,482 and $4,446, respectively.

Accumulated Other Comprehensive Income (Loss)

In accordance with ASC 220-10-55-2, comprehensive income is divided into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” or SFAS 167. SFAS 166 is a revision to ASC 860-10 and will require more information about transfers of financial assets, including securitization transactions, and also companies having continuing exposure to the risks related to transferred financial assets. It eliminates the concept of “a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to ASC 810-10 and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are effective beginning January 1, 2010. We do not believe these two new standards will have a material impact on our financial statements.

On June 29, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” or SFAS 168, and with that authorized the Codification as the new source for authoritative U.S. GAAP (excluding guidance issued by the SEC). The Codification supersedes the existing collection of FASB Statements, Interpretations, Staff Positions, Technical Bulletins, APB (Accounting Principle Board) Opinions, AICPA Statements of Position, EITF consensuses and related literature and reorganizes thousands of U.S GAAP pronouncements into approximately 90 topics. SFAS 168 is effective for all financial statements issued for reporting periods that end after September 15, 2009. We have adopted SFAS 168 and the Codification did not have a material impact on our financial statements, as it did not change U.S. GAAP, but it changed the references in our financial statements from the individual pronouncements to the appropriate sections in the Codification.

In late August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05, “Measuring Liabilities at Fair Value,” to provide guidance on this subject under ASC 820. The fair value of liabilities are to be measured under the assumption that the liability is transferred to a market participant (i.e the liability to the counterparty is not settled, but continues). The guidance also recognizes that although many liabilities contain restrictions preventing their transfer, there should not be a separate adjustment for the impact of a restriction on the transfer of a liability in the fair value measurement of a liability. ASU 2009-05 is effective for our financial statements beginning October 1, 2009. Although we are still reviewing ASU 2009-05, we do not believe this will have a material impact on our financial statements.

On September 2, 2009, the FASB issued ASC 2009-6 as guidance that amends ASC 740-10-5, “Accounting for Uncertainty in Income Taxes.” Although ASC 740-10-05 also applies to not-for-profit organizations and pass-through entities, it did not provide specific guidance regarding its application to such entities. ASC 2009-6 clarifies that such entities are included within the scope of entities subject to accounting for uncertain tax positions and that it also applies to entities that are taxed in a manner similar to pass-through entities (e.g. real estate investment trusts and registered investment companies). For all entities currently applying ASC 740-10-05, ASC 2009-6 is effective for financial statements issued for interim periods beginning on October 1, 2009. We do not believe ASC 2009-6 will have a material impact on our financial statements, as we have previously adopted ASC 740-10-05.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2009 and December 31, 2008, which are carried at their fair value (amounts in thousands):

September 30, 2009

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$23,957	$1,333,112	$4,405,682	$5,762,751
Paydowns receivable		—	7,269	—	7,269
Unrealized gains		1	46,252	136,137	182,390
Unrealized losses		(239)	(2,089)	(6,576)	(8,904)

Fair value		$23,719	$1,384,544	$4,535,243	$5,943,506

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,314,010	$3,597,947	$844,723	$6,071	$5,762,751
Paydowns receivable	3,367	3,902	—	—	7,269
Unrealized gains	13,872	128,137	40,381	—	182,390
Unrealized losses	(8,256)	(511)	—	(137)	(8,904)

Fair value	$1,322,993	$3,729,475	$885,104	$5,934	$5,943,506

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$5,217
Paydowns receivable	—
Unrealized gains	114
Unrealized losses	(191)

Fair value	$5,140

At September 30, 2009, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.49%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At September 30, 2009, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CCC by Standard & Poor’s and Ca by Moody’s Investor Service.

December 31, 2008

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$27,193	$1,283,909	$3,953,192	$5,264,294
Paydowns receivable		—	5,296	—	5,296
Unrealized gains		—	23,900	33,113	57,013
Unrealized losses		(650)	(3,956)	(14,557)	(19,163)

Fair value		$26,543	$1,309,149	$3,971,748	$5,307,440

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$823,356	$3,407,874	$1,025,071	$7,993	$5,264,294
Paydowns receivable	2,531	2,765	—	—	5,296
Unrealized gains	1,089	33,639	22,285	—	57,013
Unrealized losses	(14,970)	(3,153)	(716)	(324)	(19,163)

Fair value	$812,006	$3,441,125	$1,046,640	$7,669	$5,307,440

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$44,875
Paydowns receivable	—
Unrealized gains	—
Unrealized losses, taken in 2008 through earnings as impairment charges	(37,538)

Fair value	$7,337

At December 31, 2008, our Non-Agency MBS portfolio consisted of floating-rate CMOs with an average coupon of 0.72%, which were acquired at par value.

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Relative to our Agency MBS portfolio, at September 30, 2009, our repurchase agreements had a weighted average term to maturity of 39 days and a weighted average borrowing rate of 0.33%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 295 days with a weighted average borrowing rate of 2.22%. At September 30, 2009, Agency MBS with a fair value of approximately $5.33 billion have been pledged as collateral under the repurchase agreements and swap agreements.

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

At September 30, 2009 and December 31, 2008, the repurchase agreements had the following balances (in thousands), remaining maturities and weighted average interest rates:

	September 30, 2009		December 31, 2008
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$—	—	$—	—
Less than 30 days	2,115,200	0.35%	2,540,000	2.15%
30 days to 90 days	2,765,000	0.32%	2,005,000	1.78%
Over 90 days to less than 1 year	—	—	120,000	5.10%
1 year to 2 years	—	—	—	—
Demand	—	—	—	—

	$4,880,200	0.33%	$4,665,000	2.07%

NOTE 4. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option, after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005.

NOTE 5. FAIR VALUES OF FINANCIAL INSTRUMENTS

As defined in ASC 820-10, fair value is the price that would be received from the sale of an asset or paid to transfer or settle a liability in an orderly transaction between market participants in the principal (or most advantageous) market for the asset or liability. ASC 820-10 establishes a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value are classified and disclosed in one of the three following categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange. Our derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments’ liabilities is the estimated amount the Company would have to pay to terminate these agreements at the reporting date, taking into account current interest rates and the company’s credit worthiness. For more information on our swap agreements, see Note 1 and Note 11.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2008, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. We received indications of value for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it remains a Level 3 input at September 30, 2009.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At September 30, 2009, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,943,506	$—	$5,943,506
Non-Agency MBS	$—	$—	$5,140	$5,140
Liabilities:
Derivative instruments(1)	$—	$99,875	$—	$99,875

(1)	Derivative instruments are hedging instruments under ASC 815-10.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2009, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at June 30, 2009	$5,828
Principal paydowns	(977)
Unrealized gains	534
Unrealized losses recognized in other comprehensive income	(245)

Balance at September 30, 2009	$5,140

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

NOTE 7. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

We have issued an aggregate of 1.246 million shares of Series B Preferred Stock. The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. Through September 30, 2009, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.0035 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2009, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended September 30, 2009, one of our stockholders elected to convert 300 shares of Series B Preferred Stock into 901 shares of our common stock (based on the then current conversion rate of 3.0035).

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares. At September 30, 2009, 112.6 million shares of our common stock were issued and outstanding.

At September 30, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the Controlled Equity Offering Program, or the Program, we may sell, from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended September 30, 2009, we sold 5.571 million shares of our common stock under the Program, which provided net proceeds to us of approximately $41.146 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $839 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended September 30, 2009, we sold 41.2 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $20.5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At September 30, 2009, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allow stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the three months ended September 30, 2009, we issued approximately 2.89 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $20.9 million. At September 30, 2009 there were approximately 4.1 million shares remaining under the 2008 Plan.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At September 30, 2009, approximately $88 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.591 million shares under the plan. This amount includes 1.612 million shares of unexercised stock options and restricted stock.

NOTE 9. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At September 30, 2009, the Threshold Return was 4.54%.

Average net worth, as defined in the 2002 Incentive Plan which was amended by our Compensation Committee on August 3, 2009 and approved by our board of directors on October 8, 2009 (and which amendment was filed with the SEC on October 15, 2009 as an exhibit to a Current Report on Form 8-K), for any period is (i) the daily average of the cumulative net proceeds to date from all offerings of the Company’s equity securities, after deducting any underwriting discounts and commissions and other expenses and costs related to such offerings, plus (ii) the Company’s retained earnings computed by taking the average of such values at the end of each month during such period.

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At September 30, 2009, the negative incentive compensation accrual carry forward was $13.9 million, which was reduced from a negative $15.7 million at June 30, 2009 and a negative $19.1 million at December 31, 2008. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended September 30, 2009 and 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

•

in the event any of the three executives is terminated without “cause,” or if they terminate for “good reason,” or, in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under their employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the 2002 Incentive Plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the 2002 Incentive Plan during the three-year period following her termination;

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

As designed by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution to the Executives is determined annually based upon our ROAE in accordance with the following:

•	if our ROAE is 0% or less, no performance-based bonus is paid.

•	if our ROAE is greater than 0% but less than 8%, a bonus pool of up to $500 thousand is available to be paid to both participants combined.

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

In order to further align the performance of the Executives with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that (1) with respect to 2009, 25% of the annual performance-based bonus amount to be distributed to an Executive over $100 thousand would be paid in restricted shares of common stock, preferred stock or a combination of both classes of securities (the “Restricted Shares”) and (2) with respect to each year thereafter, 25% of any annual performance-based bonus amount over $100 thousand will be paid in Restricted Shares. In addition, neither Executive will be permitted to sell or otherwise transfer any Restricted Shares during the Executive’s employment with us until the value of the Executive’s stock holdings in the company exceeds a seven and one-half times multiple of the Executive’s base compensation and, once this threshold is met, only to the extent that the value of the Executive’s holdings exceeds that multiple.

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an Executive that the Executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the Company’s execution of our business and strategic plans. During the three months ended September 30, 2009, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $54.16 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2009, we paid $82 thousand and $248 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three and nine months ended September 30, 2008, we paid $120 thousand and $260 thousand, respectively, in rent and related expenses to PIA under this sublease.

The future minimum lease commitment is as follows (in whole dollars):

Year	2009	2010	2011	2012	Total Commitment
Commitment	$74,465	$302,332	$311,414	$158,012	$846,223

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $74 thousand and $215 thousand, respectively, paid to PIA in connection with this agreement during the three and nine months ended September 30, 2009. During the three and nine months ended September 30, 2008, we paid fees of $105 thousand and $255 thousand, respectively, to PIA in connection with this agreement.

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

NOTE 10. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 Annual Meeting of Stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our board, to grant incentive stock options, as defined under section 422 of the Code, non-qualified stock options, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2009, 908,863 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

During the three months ended September 30, 2009, we expensed approximately $51 thousand relating to these two restricted stock grants.

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

In 2008, our board of directors approved grants under the DER Plan of an aggregate of 450 thousand DERs, which were issued to certain of our employees and officers. These DERs are paid in cash and are not attached to any stock and only have the right to receive the same cash distribution distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended September 30, 2009, we expensed $126 thousand in compensation related to these grants.

NOTE 11. HEDGING INSTRUMENTS

At September 30, 2009, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.38 billion and a weighted average maturity of 1.6 years. These swap agreements were with the following four counterparties: (1) Deutsche Bank Securities—notional amount: $975 billion; (2) Credit Suisse First Boston Corporation—notional amount: $905 million; (3) Citigroup—notional amount: $400 million; and (4) J.P. Morgan Securities Inc.—notional amount: $100 million. During the three months ended September 30, 2009, one swap agreement with a notional amount of $100 million matured. During the three months ended September 30, 2009, we did not enter into any new swap agreements. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2009 and December 31, 2008, our swap agreements had the following notional amounts (in thousands) and weighted average interest rates:

	September 30, 2009		December 31, 2008
	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Less than 12 months	$760,000	4.45%	$760,000	4.20%
1 year to 2 years	825,000	4.47%	750,000	4.75%
2 years to 3 years	490,000	3.90%	475,000	4.36%
3 years to 4 years	305,000	3.83%	420,000	4.43%
4 years to 5 years	—	—	275,000	3.77%

	$2,380,000	4.27%	$2,680,000	4.37%

At September 30, 2009, there was a decrease in unrealized losses of $39.1 million, from $139.8 million in unrealized losses at December 31, 2008 to $100.7 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $20.9 million and a reclassification adjustment for interest expense included in net income of $60.1 million).

At September 30, 2009, we had liability derivatives (shown on our unaudited consolidated balance sheets) of $99.9 million.

For the three months ended September 30, 2009, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. For the three months ended September 30, 2009, the amount amortized into interest expense was approximately $156 thousand and the remaining amount at September 30, 2009 to be amortized was approximately $875 thousand.

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

NOTE 13. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Legal and accounting fees	$103	$132	$473	$496
Printing and stockholder communications	42	7	128	116
Directors and Officers insurance	109	138	347	398
Software and implementation	80	58	202	172
Administrative service fees	74	105	215	255
Rent and related expenses	82	120	248	260
Stock exchange and filing fees	50	64	149	201
Custodian fees	44	42	129	121
Sarbanes-Oxley consulting fees	40	24	88	59
Board of directors fees and expenses	28	118	216	264
Securities data services	27	26	80	78
Other	83	54	220	179

Total of other expenses:	$762	$888	$2,495	$2,599

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

NOTE 15. SUBSEQUENT EVENTS

We have evaluated subsequent events through November 5, 2009, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On October 8, 2009, our board of directors approved an amendment to the 2002 Incentive Plan. The amendment modifies the existing definition of Average Net Worth to eliminate an unintended consequence of double counting losses if and when incurred by the Company. In addition, the amendment will have the effect of increasing the dollar amount of both positive and negative Incentive Compensation (as defined in the 2002 Incentive Plan) under the 2002 Incentive Plan. The amendment will have no effect on the current amount of negative Incentive Compensation that has been accrued as a result of losses in prior periods. As of September 30, 2009, the negative Incentive Compensation that must be earned before any Incentive Compensation payments can be made to participants is $13,910,568. Another effect of the amendment will be the 2002 Incentive Plan’s definitions of Average Net Worth and Return on Equity being more closely aligned with the definitions of these terms used by GAAP. The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to (i) the amendment, a copy of which is filed in Exhibit 10.1 to a Current Report on Form 8-K, filed with the SEC on October 15, 2009, (ii) the 2002 Incentive Plan, a copy of which is included as Appendix C to the Company’s Definitive Proxy Statement field with the SEC on May 17, 2002, and (iii) disclosure about the 2002 Incentive Plan contained elsewhere herein and in the Company’s other periodic reports, current reports and definitive proxy statements filed from time to time with the SEC.

On October 10, 2009, our board of directors declared a common stock dividend of $0.28 per share, which is payable on November 19, 2009 to our holders of record of common stock as of the close of business on October 30, 2009.

On October 10, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2009.

On October 14, 2009, the Company entered into addenda to its employment agreements with Lloyd McAdams, the Company’s Chairman, Chief Executive Officer and President, Joseph McAdams, the Company’s Chief Investment Officer and Executive Vice President and Heather U. Baines, the Company’s Executive Vice President. The addenda amend the employment agreements to eliminate (1) the ability of up to 50% of the executives’ incentive bonus under the 2002 Incentive Plan to be paid in unregistered shares of the Company’s common stock, and (2) the Company’s corresponding obligation to provide the executives with unlimited piggyback registration rights with respect to any such shares of common stock issued to the executives as part of their incentive bonus under the 2002 Incentive Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the addenda, copies of which are filed as Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on October 15, 2009.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 3.0035 shares of our common stock to 3.0703 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.72 and (2) the annualized common stock dividend yield was 14.5021%.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and risks associated with investing in real estate assets, including changes in business conditions and the general economy. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2009, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2008 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. At September 30. 2009, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our Portfolio

Our operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At September 30, 2009, we had total assets of $5.98 billion. Our Agency MBS portfolio, consisting of $5.94 billion, was distributed as follows: 22% adjustable-rate Agency MBS, 63% hybrid adjustable-rate Agency MBS, 15% fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $5.1 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at September 30, 2009 was approximately $853 million, or $7.58 per share. The $853 million equals total stockholders’ equity of $902 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $31.2 million and the proceeds from its sale of $29.1 million. For the three months ended September 30, 2009, we reported net income to common stockholders of $30.2 million. Net income to common stockholders consists of net income of $31.7 million minus payment of preferred dividends of approximately $1.5 million.

Recent Regulatory Developments

In March 2009, the U.S. Treasury, the Federal Deposit Insurance Corporation, or FDIC, and the Federal Reserve announced the creation of the Public Private Investment Program, or PPIP. The PPIP has two components: the Legacy Loans Program (which has been temporarily postponed) and the Legacy Securities Program. The Legacy Securities Program contemplates the establishment of joint public and private investment funds, or PPIFs to purchase legacy non-Agency residential MBS, as well as commercial mortgage backed securities, that were originally AAA-rated. Legacy Securities PPIFs will have access to equity capital from the U.S. Treasury, as well as debt financing provided by the U.S. Government. In July 2009, the Treasury announced that it will invest up to $30 billion in equity and debt issued by Legacy Securities PPIFs and announced that it has selected nine asset managers to manage these PPIFs. These nine asset managers are expected to organize PPIFs to purchase, in partnership with private capital, Senior MBS as well as other eligible assets. The PPIFs established by these managers will increase the competition for Senior MBS assets, which could cause prices of these assets to rise. Higher prices mean lower effective yields on available assets and potentially higher values for our existing Senior MBS portfolio. In October, two funds closed on $1.13 billion of private sector capital commitments, matched 100% by the U.S. Treasury, for a total equity capital commitment of $2.26 billion. The U.S. Treasury will also provide debt financing up to 100% of the total capital commitments, representing $4.52 billion of total equity and debt capital commitments.

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

Results of Operations

Three Months Ended September 30, 2009 Compared to September 30, 2008

For the three months ended September 30, 2009, our net income available to common stockholders was $30.2 million. This includes net income of $31.7 million and the payment of preferred stock dividends of approximately $1.5 million. For the three months ended September 30, 2008, our net loss was $1.3 million and our net loss to common stockholders was $2.8 million.

Net interest income for the three months ended September 30, 2009 was $35.3 million, or 51% of gross income, compared to $29.2 million, or 38% of gross income, for the three months ended September 30, 2008. Net interest income is comprised of the interest income earned on mortgage investments less interest expense from borrowings. Interest income net of premium amortization expense for the three months ended September 30, 2009 was $63.2 million, compared to $73.6 million for the three months ended September 30, 2008, a decrease of 14%, due primarily to a decrease in the weighted average coupon of our Agency MBS from 5.58% at September 30, 2008 to 5.33% at September 30, 2009, and a decline in the average balance outstanding of our portfolio, from approximately from $5.55 billion at September 30, 2008 to approximately $5.24 billion at September 30, 2009. Interest expense for the three months ended September 30, 2009 was $27.9 million, compared to $44.4 million for the three months ended September 30, 2008, a decrease of 37%. This decrease was due primarily to the decrease in short-term interest rates.

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

During the three months ended September 30, 2009, premium amortization expense based on the effective interest yield method increased $2.7 million, or 93%, from $2.9 million during the three months ended September 30, 2008 to $5.6 million.

The table below shows the approximate constant prepayment rate of our MBS for each of the following quarters:

	2009			2008
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	15%	17%	21%	18%	18%	14%

For the three months ended September 30, 2009, there was no gain or loss on derivative instruments due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $941 thousand for the three months ended September 30, 2008.

For the three months ended September 30, 2008, there was an impairment charge on Non-Agency MBS of $34.1 million and a gain on the disposition of discontinued operations of approximately $7.7 million.

Total expenses were $3.6 million for the three months ended September 30, 2009, compared to $3.2 million for the three months ended September 30, 2008. The increase of $0.4 million in total expenses was due to an increase in compensation and benefits of $0.6 million (due primarily to an increase of $0.4 million in the accrual for year-end 2009 additional compensation over the additional compensation accrued in the third quarter of 2008), partially offset by a decrease in other expenses of $126 thousand and a write-off in 2008 of $108 thousand in offering costs.

Nine Months Ended September 30, 2009 Compared to September 30, 2008

For the nine months ended September 30, 2009, our net income available to common stockholders was $92.0 million. This includes net income of $96.5 million and the payment of preferred stock dividends of approximately $4.5 million. For the nine months ended September 30, 2008, our net income was $41.0 million and our net income available to common stockholders was $36.6 million.

Net interest income for the nine months ended September 30, 2009 was $107.9 million, or 51% of gross income, compared to $77.3 million, or 34% of gross income, for the nine months ended September 30, 2008. Interest income net of premium amortization expense for the nine months ended September 30, 2009 was $197.5 million, compared to $216.4 million for the nine months ended September 30, 2008, a decrease of 9%, due primarily to a decrease in the weighted average coupon of our Agency MBS from 5.58% at September 30, 2008 to 5.33% at September 30, 2009 and an increase in premium amortization expense. Interest expense for the nine months ended September 30, 2009 was $89.6 million, compared to $139.1 million for the nine months ended September 30, 2008, a decrease of 36%. This decrease was due primarily to the decrease in short-term interest rates.

During the nine months ended September 30, 2009, premium amortization expense based on the effective interest yield method increased $4.1 million, or 41%, from $10.1 million during the nine months ended September 30, 2008 to $14.2 million.

For the nine months ended September 30, 2009, there was a gain of approximately $107 thousand on derivative instruments due to hedge ineffectiveness, compared to a net loss on derivative instruments of approximately $0.9 million for the nine months ended September 30, 2008.

Total expenses were $11.5 million for the nine months ended September 30, 2009, compared to $9.0 million for the nine months ended September 30, 2008. The increase of $2.5 million in total expenses was due to an increase in compensation and benefits of $2.8 million (due primarily to an increase in the accrual for year-end 2009 additional compensation over the additional compensation accrued through September 2008), partially offset by a decrease in other expenses of $104 thousand and a write-off in 2008 of $108 thousand in offering costs.

Financial Condition

Agency MBS Portfolio

At September 30, 2009, we held Agency MBS, whose amortized cost was approximately $5.76 billion, consisting primarily of $4.91 billion of adjustable-rate MBS, $845 million of fixed-rate MBS and $6 million of floating-rate CMOs. This amount represents an approximate 10% increase from the $5.26 billion held at December 31, 2008. Of the adjustable-rate Agency MBS owned by us, 27% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 73% consisted of hybrid adjustable-rate MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at September 30, 2009 and December 31, 2008, classified by type of issuer (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,535,243	76.3%	$3,971,748	74.8%
Freddie Mac (FHLMC)	1,384,544	23.3	1,309,149	24.7
Ginnie Mae (GNMA)	23,719	0.4	26,543	0.5

Total Agency MBS:	$5,943,506	100.0%	$5,307,440	100.0%

The following table classifies our portfolio of Agency MBS owned at September 30, 2009 and December 31, 2008 by type of interest rate index (dollar amounts in thousands):

	September 30, 2009		December 31, 2008
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$5,933	0.1%	$7,669	0.2%
Six-month LIBOR	149,921	2.5	43,192	0.8
One-year LIBOR	4,440,337	74.7	3,690,221	69.5
Six-month certificate of deposit	1,523	—	1,653	0.1
Six-month constant maturity treasury	572	—	671	—
One-year constant maturity treasury	425,559	7.2	478,422	9.0
Cost of Funds Index	34,557	0.6	38,972	0.7
Fixed-rate	885,104	14.9	1,046,640	19.7

Total Agency MBS:	$5,943,506	100.0%	$5,307,440	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments.

At September 30, 2009, our total Agency MBS portfolio had a weighted average coupon of 5.33%. The average coupon of the adjustable-rate securities was 4.40%, the hybrid securities average coupon was 5.57%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 1.05%. At December 31, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.54%. The average coupon of the adjustable-rate securities was 5.19%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 2.01%.

At September 30, 2009, the average amortized cost of our Agency MBS was 101.86%, the average amortized cost of our adjustable-rate securities was 102.07% and the average amortized cost of our fixed-rate securities was 100.68%. Relative to our Agency MBS portfolio at September 30, 2009, the average interest rate on outstanding repurchase agreements was 0.33% and the average days to maturity was 39 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 2.22% and the weighted average term to next rate adjustment was 295 days.

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

At September 30, 2009 and December 31, 2008, the unamortized net premium paid for our Agency MBS was $101 million and $63 million, respectively.

At September 30, 2009, the current yield on our Agency MBS portfolio was 5.23%, based on a weighted average coupon of 5.33% divided by the average amortized cost of 101.86%. At December 31, 2008, the current yield on our Agency MBS portfolio was 5.47%, based on a weighted average coupon of 5.54% divided by the average amortized cost of 101.22%.

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

Non-Agency MBS Portfolio

At September 30, 2009, our Non-Agency MBS portfolio consisted of a fair value of $5.1 million of floating-rate CMOs with an average coupon of 0.49%, which were acquired at par value. At December 31, 2008, our Non-Agency MBS portfolio consisted of $7.3 million of floating-rate CMOs with an average coupon of 0.72% which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At September 30, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $5.1 million from a fair value of approximately $7.3 million at December 31, 2008 due to principal reductions of approximately $2.1 million, and unrealized losses (net of unrealized gains) of approximately $0.1 million.

At September 30, 2009, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CCC by Standard & Poor’s and Ca by Moody’s Investor Service.

We received valuations at December 31, 2008 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it remains a Level 3 input at September 30, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 5 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Non-Agency MBS at fair value	$5.14 million	$7.34 million
Principal balance of Non-Agency MBS	$42.75 million	$44.87 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	71.0%	76.3%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	73%	73%

California loans(1)	69%	68%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	13.5%	7.4%

Loans in foreclosure(1)	15.6%	6.0%
Real estate owned (REO)(1)(2)	3.2%	2.4%
Total seriously delinquent(1)(3)	25.1%	12.3%
Realized losses (as percentage of original collateral balance)	2.7%	0.5%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	7.2%	9.5%
Average securitization principal of Anworth-owned tranches	15.9%	15.5%
Average securitization principal senior to Anworth-owned tranches	76.9%	75.0%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at September 30, 2009 and December 31, 2008.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2009, we were a counter-party to swap agreements with an aggregate notional amount of $2.38 billion and an average maturity of 1.6 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2009, there were unrealized losses of approximately $100.7 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Note 1, Note 5 and Note 11 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements, which totaled $4.88 billion at September 30, 2009. As collateral for the repurchase agreements and swap agreements, we have pledged approximately $5.33 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2009 consisted of payments of principal from our Agency MBS portfolio in the amount of $305 million.

During the three months ended September 30, 2009, there was a net decrease in cash and cash equivalents of approximately $59 thousand. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2009 was approximately $41.6 million. This is comprised primarily of net income of $31.7 million, adding back the following non-cash item: the amortization of premium and discounts of approximately $5.6 million. Changes in assets and liabilities affecting net cash provided by operating activities increased by $4.3 million.

•

Net cash used in investing activities for the three months ended September 30, 2009 was approximately $462.2 million, which consisted of $847 million from purchases of Agency MBS, partially offset by $305 million from principal payments on Agency MBS and $79 million from payment of reverse repurchase agreements; and

•

Net cash provided by financing activities for the three months ended September 30, 2009 was approximately $420.5 million. This consisted of borrowings on repurchase agreements of approximately $7.515 billion, offset by repayments on repurchase agreements of approximately $7.122 billion, net proceeds from common stock issued of approximately $62 million and net proceeds from Series B preferred stock issued of approximately $1 million less dividends paid of $34.2 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at September 30, 2009, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 4 days to 3 months. At September 30, 2009, we had borrowed funds under repurchase agreements with 18 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2009, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.5x at December 31, 2008 to 5.0x at September 30, 2009.

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

During the three months ended September 30, 2009, we raised approximately $20.9 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and 6.25% Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the three months ended September 30, 2009, we did not issue any shares of Series A or Series B Preferred Stock.

During the three months ended September 30, 2009, we issued 5.571 million shares of common stock under our Controlled Equity Offering Sales Agreement with Cantor (as described in Note 8 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $41.146 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $839 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended September 30, 2009, we sold 41.2 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $20.5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At September 30, 2009, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended September 30, 2009 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2008.

Off-balance Sheet Arrangements

At September 30, 2009, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at September 30, 2009 was $902 million. Common stockholders’ equity was approximately $853 million, or a book value of $7.58 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $173.5 million, or 3.0% of the amortized cost of our Agency MBS, at September 30, 2009. This, along with “Accumulative other comprehensive losses, derivatives” of approximately $100.7 million and “Accumulative other comprehensive income, unrealized losses” on available-for-sale Non-Agency MBS of $77 thousand, constitute the total “Accumulative other comprehensive gain” of approximately $72.7 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited consolidated financial statements. In preparing these unaudited consolidated financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the unaudited consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

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

Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on ASC 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

Accounting for Derivatives and Hedging Activities

In accordance with ASC 815-10, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815-10.

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value based on values obtained from large financial institutions, who are market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Subsequent Events

We have evaluated subsequent events through November 5, 2009, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On October 8, 2009, our board of directors approved an amendment to the 2002 Incentive Plan. The amendment modifies the existing definition of Average Net Worth to eliminate an unintended consequence of double counting losses if and when incurred by the Company. In addition, the amendment will have the effect of increasing the dollar amount of both positive and negative Incentive Compensation (as defined in the 2002 Incentive Plan) under the 2002 Incentive Plan. The amendment will have no effect on the current amount of negative Incentive Compensation that has been accrued as a result of losses in prior periods. As of September 30, 2009, the negative Incentive Compensation that must be earned before any Incentive Compensation payments can be made to participants is $13,910,568. Another effect of the amendment will be the 2002 Incentive Plan’s definitions of Average Net Worth and Return on Equity being more closely aligned with the definitions of these terms used by GAAP. The foregoing summary of the amendment does not purport to be complete and is qualified in its entirety by reference to (i) the amendment, a copy of which is filed in Exhibit 10.1 to a Current Report on Form 8-K, filed with the SEC on October 15, 2009, (ii) the 2002 Incentive Plan, a copy of which is included as Appendix C to the Company’s Definitive Proxy Statement field with the SEC on May 17, 2002, and (iii) disclosure about the 2002 Incentive Plan contained elsewhere herein and in the Company’s other periodic reports, current reports and definitive proxy statements filed from time to time with the SEC.

On October 10, 2009, our board of directors declared a common stock dividend of $0.28 per share, which is payable on November 19, 2009 to our holders of record of common stock as of the close of business on October 30, 2009.

On October 10, 2009, our board of directors declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2009.

On October 14, 2009, the Company entered into addenda to its employment agreements with Lloyd McAdams, the Company’s Chairman, Chief Executive Officer and President, Joseph McAdams, the Company’s Chief Investment Officer and Executive Vice President and Heather U. Baines, the Company’s Executive Vice President. The addenda amend the employment agreements to eliminate (1) the ability of up to 50% of the executives’ incentive bonus under the 2002 Incentive Plan to be paid in unregistered shares of the Company’s common stock, and (2) the Company’s corresponding obligation to provide the executives with unlimited piggyback registration rights with respect to any such shares of common stock issued to the executives as part of their incentive bonus under the 2002 Incentive Plan. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the addenda, copies of which are filed as Exhibit 10.2, Exhibit 10.3 and Exhibit 10.4 to a Current Report on Form 8-K filed with the SEC on October 15, 2009.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased from 3.0035 shares of our common stock to 3.0703 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.72 and (2) the annualized common stock dividend yield was 14.5021%.

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

At September 30, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$885,104	14.9%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	300,301	5.0	4,880,200	100.0%
Greater than 3 months and less than 1 year	1,033,765	17.4	—
Greater than 1 year and less than 2 years	1,002,096	16.9	—	—
Greater than 2 years and less than 3 years	1,464,530	24.6	—	—
Greater than 3 years and less than 5 years	1,262,850	21.2	—	—

Total:	$5,948,646	100.0%	$4,880,200	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2009, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 24 months while our borrowings had a weighted average term to next rate adjustment of 39 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 295 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the three months ended September 30, 2009, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2009, we had unrestricted cash of $457 thousand and $616 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

Anworth’s MBS

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at September 30, 2009, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–30.1%	–0.6%
–1%	–7.4%	0.3%
0%	—	—
1%	–5.8%	–1.7%
2%	–18.2%	–4.1%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 66.3% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at September 30, 2009. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At September 30, 2009, the aggregate notional amount of the interest rate swap agreements was $2.38 billion and the weighted average maturity was 1.6 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	27.3%	0.6%
–1%	50.0%	0.9%
0%	—	—
1%	34.8%	–2.3%
2%	10.6%	–5.3%

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2009. Please see the discussion of our procedures in our most recent proxy statement.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description
10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No.1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K, as filed with the SEC on October 15, 2009).

10.2	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2008 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-150210, which became effective under the Act on April 11, 2008)

10.5	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

Exhibit Number	Description
10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph E. McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15	Change in Control and Arbitration Agreement effective June 27, 2006 by and between Anworth Mortgage Asset Corporation and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Annual Report on Form 10-K filed for the year ended December 31, 2008, as filed with the SEC on March 12, 2009)

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	Subsidiaries of the Registrant (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 12, 2009)

31.1	Certification of the Chief Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Chief Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Chief Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 5, 2009	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 5, 2009	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)