Form 10-K
period 2009-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2010-02-26
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2009 was approximately $729,283,728.

As of February 23, 2010, the registrant had 116,742,130 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of the Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2010 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2009

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. These forward-looking statements are subject to assumptions, various risks and uncertainties that are difficult to predict. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K. We undertake no obligation and have no present intention to revise or update publicly any forward-looking statements for any reason.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2009, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2009 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During the past year, the credit and liquidity problems surrounding the mortgage markets and impacting the general economy have continued. This, along with other factors, has created great uncertainty in the financial markets in general and the related general economic recession. General downward economic trends, reduced availability of credit, increased unemployment and concerns over the economy have continued.

Although the U.S. government and other governments have taken various actions (including placing Fannie Mae and Freddie Mac in conservatorship) intended to protect financial institutions, their respective economies and their respective housing and mortgage markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

Our continuing operations consist of the following portfolios: Agency mortgage-backed securities, or Agency MBS, and Non-Agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At December 31, 2009, we had total assets of $6.53 billion. Our Agency MBS portfolio, consisting of $6.49 billion, was distributed as follows: 25% adjustable-rate Agency MBS, 62% hybrid adjustable-rate Agency MBS, 13% fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $4.7 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2009 was approximately $854.7 million, or $7.40 per share. The $854.7 million equals total stockholders’ equity of $903.5 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $27.7 million and the proceeds from its sale of $25.8 million. For the year ended December 31, 2009, we reported net income of $130.2 million. Net income to common stockholders was $124.3 million, or net income of $1.16 per diluted share, based on a weighted average of 108.9 million fully diluted shares outstanding. Net income to common stockholders consists of net income of $130.2 million minus payment of preferred dividends of $5.9 million.

Our Strategy

Investment Strategy

Our strategy is to invest primarily in Agency MBS. We seek to acquire assets that will produce competitive returns after considering the amount and nature of the investment’s anticipated returns, our ability to pledge the investment to secure collateralized borrowings and the costs associated with financing, managing and reserving for these investments. We do not currently originate mortgage loans or provide other types of financing to the owners of real estate.

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

We usually borrow at short-term rates using repurchase agreements. Repurchase agreements are generally short-term in nature (less than or equal to twelve months). We actively manage the adjustment periods and the selection of the interest rate indices of our borrowings against the adjustment periods and the selection of the interest rate indices on our mortgage-related assets in order to lessen the liquidity and interest rate-related risks. We generally seek to diversify our exposure by entering into repurchase agreements with multiple lenders which are approved by our board of directors. We are operating in an environment where, as a result of economic conditions, several large financial institutions involved in repurchase financing of MBS either have been acquired or filed bankruptcy, decreasing the number of potential repurchase agreement counterparties.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investment in investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. During the past year, we have borrowed, on a short-term basis, between five to seven times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets.

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

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements. In the future, we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

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

Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio. To the extent consistent with our election to qualify as a

REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our hedging activity to assure that we do not realize excessive hedging income or hold hedges having excess value in relation to mortgage-related assets, which could result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code. In addition, hedging activity involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

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

We believe that we have developed cost-effective asset/liability management policies to mitigate prepayment risks. However, no strategy can completely insulate us from prepayment risks. Further, as noted above, certain of the federal income tax requirements that we must satisfy to qualify as a REIT limit our ability to fully hedge our prepayment risks. Therefore, we could be prevented from effectively hedging our prepayment risks.

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

Collateralized Mortgage Obligations.    CMOs are MBS. Interest and principal on CMOs are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider investments in CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be U.S. government securities.

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

Employees

As of December 31, 2009, Anworth had twelve employees, seven of whom were part-time.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Second Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

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

The IRS has provided temporary assistance to REITs that wish to preserve cash, but that also must meet their minimum distribution requirements. This assistance applies to distributions by REITs of the REIT’s own stock declared on or after January 1, 2008 and on or before December 31, 2009. We have not declared such a distribution.

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

(5) The calculation of the number of shares to be received by any shareholder will be determined, as close as practicable to the payment date, based upon a formula utilizing market prices that is designed to equate in value the number of shares to be received with the amount of money that could be received instead. For purposes of applying (4) above, the value of the shares to be distributed shall be determined by using the formula described in the preceding sentence; and

(6) With respect to any shareholder participating in a dividend reinvestment plan (“DRIP”), the DRIP applies only to the extent that, in the absence of the DRIP, the shareholder would have received the distribution in money under (4) above. We have not made any such taxable stock distributions.

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

Distributions in excess of our current and accumulated earnings and profits will not be taxable to non-U.S. stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-U.S. stockholder’s stock, these distributions will give rise to tax liability if the non-U.S. stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against U.S. tax liability, if any, or refundable by the IRS to the extent the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits. We are also required to withhold 10% of any distribution in excess of our current and accumulated earnings and profits if our stock is a U.S. real property interest and if we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to withhold at a rate of 30% on the entire amount of any distribution, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 10%.

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

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10-K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

Risks Related to Our Business

Continued adverse developments in the global capital markets, including recent defaults, credit losses and liquidity concerns, as well as recent mergers, acquisitions and bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire Agency MBS on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire Agency MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets, which have declined in value and caused them to suffer losses as a result of the downturn in the residential mortgage market. As these conditions persist, institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all.

Recently, there have been several proposed or completed mergers, acquisitions and bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. Fewer potential counterparties reduces our ability to diversify and thereby attempt to minimize risk of counterparty default. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions, which could also make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock, Series A Preferred Stock or Series B Preferred Stock.

The current weakness in the mortgage market could cause one or more of our lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce liquidity. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed. If one or more major market participants fails, it could negatively impact the marketability of all fixed income securities, including Agency MBS, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value.

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

Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirements be increased. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of Agency MBS, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency MBS in which we intend to invest.

During the past two years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changing economic conditions including recent defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including Agency MBS. As a result, values for MBS assets, including some Agency MBS, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability, including a temporary program to purchase MBS issued by Fannie Mae and Freddie Mac, which program expired on December 31, 2009 with the U.S. Treasury announcing that it purchased approximately $220 billion of securities across a range of maturities. The U.S. Treasury’s agency security purchase program is subject to the discretion of the Secretary of the Treasury. The U.S. Treasury can hold its portfolio of agency securities to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that if and when the U.S. Treasury commits to purchase agency securities in the future, it could create additional demand that would increase the pricing of agency securities that we seek to acquire.

Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted. Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that it will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations.

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

The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expired on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

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

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of certain assets and equity. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds. However, the Secretary of the U.S. Treasury indicated that it would continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency MBS and on March 18, 2009 it was announced that the program would be expanded to purchase up to $1.25 trillion of Agency MBS. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and purchases of residential MBS began on January 5, 2009. In December 2009, the Federal Reserve announced that it anticipates it will conclude its Agency MBS purchase program, purchasing $1.25 trillion of Agency MBS and about $175 billion of agency debt, by the end of the first quarter of 2010.

There can be no assurance that any of the programs established under the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or the TARP does not function as intended, the U.S. economy may not receive the anticipated positive impact from the legislation. In addition, the U.S. government, the Board of Governors of the Federal Reserve System and other governmental and regulatory bodies have taken and are considering taking other actions to address the financial crisis, such as the Capital Purchase Program, Public-Private Investment Program, Capital Assistance Program, Asset Guarantee Program and Targeted Investment Program. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, changes in interest rates and the yield curve, which could potentially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the Agency MBS in which we invest.

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the Agency MBS in which we invest.

We are subject to the risk that the global credit crisis, despite efforts by global governments to halt that crisis, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

During the past two years, several large European banks, including Fortis (the largest Belgian financial services firm), Dexia S.A. (the world’s largest lender to local governments) and three of the United Kingdom’s largest banks (Royal Bank of Scotland Group Plc, HBOS Plc and Lloyds TSB Group Plc) all experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

Any repurchase agreements that we use to finance our assets may require us to provide additional collateral or pay down debt, and if these requirements are not met, our financial condition and prospects could deteriorate rapidly.

Our repurchase agreements involve the risk that the market value of the securities pledged or sold by us to the repurchase agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have additional collateral or the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the counterparty could accelerate its indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our securities may become subject to bankruptcy or insolvency proceedings, thus depriving us of the benefit of these assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

Because assets we acquire may experience periods of illiquidity, we may lose profits or be prevented from earning gains if we cannot sell mortgage-related assets at an opportune time.

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits and the ability to earn gains.

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

We may not have the benefit of repurchase rights or indemnification upon the breach of broad representations and warranties for all of the assets we acquire, which could increase the risk that we suffer losses on such assets.

We may acquire assets from counterparties that are not able or willing to provide broad representations and warranties on such assets. Even if such counterparties provide representations and warranties on the assets, they may not be contractually required to repurchase the assets or indemnify us if there are defaults with respect to the representations and warranties on the assets. To the extent that our counterparties are not contractually obligated to repurchase the assets or are unable to fulfill their indemnification obligations, we will bear the same risks with respect to such assets as if such representations and warranties were not made. If we do not have the benefit of repurchase rights or indemnification upon the breach of broad representations and warranties on our assets, we may lose money on our investments in such assets that we otherwise would not lose had such repurchase rights or indemnification been available.

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

The characteristics of hedging instruments presents various concerns, including illiquidity, enforceability and counterparty risks, which could adversely affect our business and results of operations.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2009, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 23 months, while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 309 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2009, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2009, 13% of our Agency MBS were fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2009, approximately 87% of our Agency MBS were adjustable-rate securities.

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

These officers and employees are involved in investing both our assets and approximately $4.4 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our board of directors to act as the authorized broker on any buyback of the Company’s common stock. Our officers’ service to PIA and Syndicated Capital, Inc. allow them to spend only part of their time and effort managing our company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

We depend on the diligence, experience and skill of our officers and other employees for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. Our key officers include Lloyd McAdams, Chairman, President and Chief Executive Officer (Principal Executive Officer); Joseph E. McAdams, Chief Investment Officer, Executive Vice President and Director; Thad M. Brown, Chief Financial Officer (Principal Financial Officer), Treasurer and Secretary; Charles J. Siegel, Senior Vice President-Finance and Assistant Secretary; Bistra Pashamova, Senior Vice President; and Evangelos Karagiannis, Vice President. Our dependence on our key personnel is heightened by the fact that we have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

Our incentive compensation arrangements may create incentives to increase the risk of our mortgage portfolio in an attempt to increase compensation.

In accordance with their employment agreements, two executive officers are eligible to participate in a performance-based bonus pool that is funded based on the company’s return on average equity (“ROAE”). ROAE is calculated as the twelve-month GAAP net income excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The aggregate amount of this performance-based bonus pool available for distribution to the executive officers can range annually based upon our ROAE. If the ROAE is 0% or less, no performance-based bonus is paid. If the ROAE is greater than 0% but less than 8%, a bonus pool of up to $500 thousand is available in the aggregate. If the ROAE is 8% or greater, then the bonus pool available to be paid to both executive officers in the aggregate is $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million. Of the aggregate amount available for distribution from the bonus pool, the Compensation Committee bases annual bonus allocation to each of the participating executive officers on its assessment of the performance of each executive officer. 25% of any annual performance-based bonus amount over $100 thousand will be paid in restricted shares (as opposed to cash). In an effort to earn greater amounts of incentive compensation under their employment agreements, as our executive officers evaluate different mortgage-related assets for our investment, there is a risk that they will cause us to assume more risk than is prudent. Prior to the end of any year, the Compensation Committee, at its discretion, may notify a participant that the participant will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

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

The REIT provisions of the Code may substantially limit our ability to hedge MBS and related borrowings by requiring us to limit our income in each year from non-qualifying hedges, together with any other income not generated from qualified sources, to less than 25% of our gross income. In addition, we must limit our aggregate income from non-qualifying hedging, fees and certain other non-qualifying sources, other than from qualified REIT real estate assets or qualified hedges, to less than 5% of our annual gross income. As a result, we may in the future have to limit our use of advantageous hedging techniques or implement those hedges through a taxable REIT subsidiary. This could result in greater risks associated with changes in interest rates than we would otherwise want to incur. If we were to violate the 25% or 5% limitations, we may have to pay a penalty tax equal to the amount of income in excess of those limitations, multiplied by a fraction intended to reflect our profitability. If we fail to satisfy the 25% and 5% limitations, unless our failure was due to reasonable cause and not due to willful neglect, we could lose our REIT status for federal income tax purposes.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted three unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit one third party institutional investor to hold up to 15.0% of our common stock and two unrelated third party institutional investors to each hold up to 20.0% of our Series A Preferred Stock.

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

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2009.

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

	2009		2008
	High	Low	High	Low
First Quarter	$6.86	$5.33	$10.29	$4.11
Second Quarter	$7.25	$6.02	$7.25	$6.24
Third Quarter	$8.34	$7.06	$7.99	$5.13
Fourth Quarter	$8.12	$6.80	$6.82	$4.23

Holders

As of February 23, 2010, there were approximately 1,138 record holders of our common stock. On February 23, 2010, the last reported sale price of our common stock on the New York Stock Exchange was $6.68 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2009
First quarter ended March 31, 2009	$0.30	April 13, 2009
Second quarter ended June 30, 2009	$0.32	July 10, 2009
Third quarter ended September 30, 2009	$0.28	October 10, 2009
Fourth quarter ended December 31, 2009	$0.28	December 16, 2009
2008
First quarter ended March 31, 2008	$0.20	April 11, 2008
Second quarter ended June 30, 2008	$0.29	July 9, 2008
Third quarter ended September 30, 2008	$0.25	October 16, 2008
Fourth quarter ended December 31, 2008	$0.26	December 22, 2008

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Anworth Mortgage Asset Corporation	100.00	74.38	92.97	83.16	74.32	102.35
S&P 500 Index	100.00	104.90	121.47	128.15	80.73	102.11
NAREIT Mortgage REIT Index	100.00	76.80	91.66	52.85	36.30	45.24

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2004 in our common stock, that $100 was invested in each of the indices on December 31, 2004 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except for per share data and days)
Consolidated Statements of Income Data
Days in period	365	366	365	365	365
Interest income net of amortization of premium and discount	$262,029	$287,698	$248,831	$206,287	$159,248
Interest expense	(115,707)	(181,324)	(224,884)	(202,037)	(131,099)

Net interest income	$146,322	$106,374	$23,947	$4,250	$28,149
Net (loss) on sale of assets	—	(49)	(23,442)	(10,207)	—
Net gain (loss) on derivative instruments	107	(113)	(147)	—	—
Impairment charges on Non-Agency MBS	—	(37,537)	—	—	—
Expenses	(16,195)	(13,626)	(5,536)	(5,484)	(5,874)

Income (loss) from continuing operations	$130,234	$55,049	$(5,178)	$(11,441)	$22,275
Income (loss) from discontinued operations(1)	—	7,558	(151,288)	(2,763)	6,610

Net income (loss)	$130,234	$62,607	$(156,466)	$(14,204)	$28,885
Dividends on preferred stock	(5,906)	(5,928)	(4,749)	(4,044)	(3,901)

Net income (loss) available to common stockholders	$124,328	$56,679	$(161,215)	$(18,248)	$24,984

Basic earnings (loss) per common share:
Continuing operations	$1.18	$0.60	$(0.21)	$(0.34)	$0.39
Discontinued operations	—	0.09	(3.26)	(0.06)	0.14

Total basic earnings (loss) per common share	$1.18	$0.69	$(3.47)	$(0.40)	$0.53

Average number of shares outstanding	105,413	82,043	46,483	45,430	47,103
Diluted earnings (loss) per common share:
Continuing operations	$1.16	$0.60	$(0.21)	$(0.34)	$0.39
Discontinued operations	—	0.09	(3.26)	(0.06)	0.14

Total diluted earnings (loss) per common share	$1.16	$0.69	$(3.47)	$(0.40)	$0.53

Average number of diluted shares outstanding	108,905	85,281	46,483	45,430	47,128

(1)	The year ended December 31, 2008 included a gain of approximately $7.6 million on the disposition of discontinued operations, which is discussed in Note 15 to the accompanying audited financial statements.

	As of December 31,
	2009	2008	2007	2006	2005
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency MBS	$6,485,801	$5,307,440	$4,662,547	$4,678,907	$4,524,683
Assets of discontinued operations	—	—	38	1,858,789	2,622,375
Total assets	$6,526,648	$5,477,142	$4,797,519	$6,687,389	$7,184,249
Repurchase agreements	$5,359,000	$4,665,000	$4,227,100	$4,329,921	$4,099,410
Junior subordinated notes	37,380	37,380	37,380	37,380	37,380
Liabilities of discontinued operations	—	—	7,834	1,756,060	2,517,727
Total liabilities	$5,597,337	$4,892,842	$4,367,963	$6,196,387	$6,701,150
Series B Preferred Stock	25,803	28,096	28,108	—	—
Stockholders’ equity (common and Series A Preferred).	$903,508	$556,204	$401,448	$491,002	$483,099
Number of common shares outstanding	115,563	90,462	57,289	45,609	45,397
Book value per common share	$7.40	$5.61	$6.15	$9.74	$9.61

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the related notes included in Item 8—Financial Statements and Supplementary Data in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those disclosed in Item 1A—Risk Factors elsewhere in this Annual Report on Form 10-K and in other documents filed with the SEC and otherwise disclosed publicly.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2009, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2009 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

During the past year, the credit and liquidity problems surrounding the mortgage markets and impacting the general economy have continued. This, along with other factors, has created great uncertainty in the financial markets in general and the related general economic recession. General downward economic trends, reduced availability of credit, increased unemployment and concerns over the economy have continued.

Although the U.S. government and other governments have taken various actions (including placing Fannie Mae and Freddie Mac in conservatorship) intended to protect financial institutions, their respective economies and their respective housing and mortgage markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

Our continuing operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At December 31, 2009, we had total assets of $6.53 billion. Our Agency MBS portfolio, consisting of $6.49 billion, was distributed as follows: 25% adjustable-rate Agency MBS, 62% hybrid adjustable-rate Agency MBS, 13% fixed-rate Agency MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of approximately $4.7 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2009 was approximately $854.7 million, or $7.40 per share. The $854.7 million equals total stockholders’ equity of $903.5 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $27.7 million and the proceeds from its from its sale of $25.8 million. For the year ended December 31, 2009, we reported net income of $130.2 million. Net income to common stockholders was $124.3 million, or net income of $1.16 per diluted share, based on a weighted average of 108.9 million fully diluted shares outstanding, which consisted of net income of $130.2 million minus payment of preferred dividends of $5.9 million.

Recently, Freddie Mac and Fannie Mae announced that they would be repurchasing seriously delinquent mortgage loans from the MBS pools which they guarantee. Based on the information provided by Fannie Mae and Freddie Mac, we expect that these buybacks will occur over a period of several months beginning March 2010. We expect that Fannie Mae’s and Freddie Mac’s buying seriously delinquent mortgages may result in an increase in prepayment rates in general and may impact our MBS portfolio.

As of December 31, 2009, 79% of Anworth’s MBS were guaranteed by Fannie Mae and 21% were guaranteed by Freddie Mac. ARM loans are experiencing higher delinquency rates than fixed-rate loans, and loans originated in 2006 and 2007 are experiencing higher delinquency rates than loans originated in other years. The following table provides information about Anworth’s MBS portfolio as of December 31, 2009.

Mortgage Type	Year of Origination	Portfolio Percentage (Based on 12/31/09 Principal Balance)
ARM	2009	7%
	2008	11%
	2007	21%
	2006	24%
	2005	12%
	2004 or earlier	11%
Fixed-Rate	All	13%

Results of Operations

Years Ended December 31, 2009 and 2008

For the year ended December 31, 2009, our net income was $130.2 million. Our net income available to common stockholders was $124.3 million, or $1.16 per diluted share, based on a weighted average of 108.9 million fully diluted shares outstanding. This includes net income of $130.2 million minus the payment of preferred dividends of $5.9 million. For the year ended December 31, 2008, our net income was $62.6 million. Our net income available to common stockholders was $56.7 million, or $0.69 per diluted share, based on a weighted average of 85.3 million fully diluted shares outstanding. This includes net income of $62.6 million minus the payment of preferred dividends of $5.9 million.

Net interest income for the year ended December 31, 2009 totaled $146.3 million or 51% of gross income, compared to $106.4 million, or 36% of gross income, for the year ended December 31, 2008. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2009 was $262.0 million, compared to $287.7 million for the year ended December 31, 2008, a decrease of 9% due primarily to a decrease in average coupons and an increase in premium amortization expense. Interest expense for the year ended December 31, 2009 was $115.7 million, compared to $181.3 million for the year ended December 31, 2008, a decrease of 36.2%, which resulted from a decline in short-term interest rates.

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

During the year ended December 31, 2009, premium amortization expense for Anworth increased $11.8 million, or 98%, from $12.0 million during the year ended December 31, 2008 to $23.8 million.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2009				Year Ended December 31, 2008
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	15%	17%	21%	19%	18%	18%	14%	10%

During the year ended December 31, 2009, we did not sell any Agency MBS. During the year ended December 31, 2008, we sold approximately $26.6 million of Agency MBS (relating to the close-out of our repurchase agreement borrowings with Lehman Brothers Special Finance), resulting in a loss of approximately $49 thousand. These sales were in connection with the bankruptcy of Lehman Brothers Holdings Inc. and we do not anticipate any other sales in connection with bankruptcies unless one of our other counterparties defaults.

During the year ended December 31, 2009, we did not recognize through earnings any impairment charges. During the year ended December 31, 2008, we had recognized through earnings impairment charges of approximately $38 million on our Non-Agency MBS portfolio, with approximately $34 million being recognized during the third quarter ended September 30, 2008 and approximately $4 million being recognized during the fourth quarter ended December 31, 2008. Of these amounts, approximately $22 million had previously been shown as “unrealized loss” in “other comprehensive income” of stockholders’ equity at June 30, 2008. As we believed this decline in fair value was likely to be other-than-temporary, we recognized an impairment charge to write these securities down to their estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment is based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

During the year ended December 31, 2009, there was a net gain of approximately $107 thousand recognized in earnings due to hedge ineffectiveness, compared to a net loss of approximately $113 thousand due to hedge ineffectiveness during the year ended December 31, 2008. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

In September 2008, the assets of Belvedere Trust and the assets of BT Management Company, L.L.C., or BT Management, were assigned for the benefit of their creditors to an independent third party. As control of these operations was turned over to this third party, Belvedere Trust and BT Management were deconsolidated, and we recognized a gain on the disposition of discontinued operations of approximately $7.6 million during the year ended December 31, 2008. As a result, there were no remaining assets or liabilities of discontinued operations at December 31, 2008.

Total expenses were $16.2 million for the year ended December 31, 2009, compared to $13.6 million for the year ended December 31, 2008. The increase of $2.6 million in total expenses was due primarily to an increase in compensation costs of $1.8 million (due to increased bonuses and incentive compensation), the write-down of a receivable from Lehman Brothers, Inc. of approximately $962 thousand and partially offset by a decrease in “Other expenses” (as detailed in Note 13 to the accompanying audited financial statements) of $73 thousand and the write-off in 2008 of common stock offering costs of $114 thousand.

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

Total expenses were $13.6 million for the year ended December 31, 2008, compared to $5.5 million for the year ended December 31, 2007. The increase of $8.1 million in total expenses was due primarily to an increase in compensation costs of $1.6 million (due to increased salaries and bonuses), the payment of $5.8 million in incentive compensation (primarily related to and in accordance with senior executive employment agreements), an increase in “Other expenses” (as detailed in Note 13 to the accompanying audited financial statements) of $248 thousand, an increase in compensation costs relating to amortization of restricted stock of $299 thousand and the write-off of common stock offering costs of $114 thousand.

Financial Condition

Agency MBS Portfolio

At December 31, 2009, we held agency mortgage assets whose amortized cost was approximately $6.31 billion, consisting primarily of $5.5 billion of adjustable-rate Agency MBS, $806 million of fixed-rate Agency MBS and $6 million of floating-rate CMOs. This amount represents an approximate 20% increase from the $5.26 billion held at December 31, 2008. Of the adjustable-rate Agency MBS owned by us, 30% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 70% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2009 and December 31, 2008, classified by type of issuer (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,113,407	78.8%	$3,971,748	74.8%
Freddie Mac (FHLMC)	1,350,448	20.8	1,309,149	24.7
Ginnie Mae (GNMA)	21,946	0.4	26,543	0.5

Total Agency MBS:	$6,485,801	100%	$5,307,440	100%

The following table classifies our portfolio of Agency MBS owned at December 31, 2009 and December 31, 2008, by type of interest rate index (dollar amounts in thousands):

	December 31, 2009		December 31, 2008
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$5,661	0.1%	$7,669	0.2%
Six-month LIBOR	138,715	2.1	43,192	0.8
One-year LIBOR	4,982,800	76.8	3,690,221	69.5
Six-month certificate of deposit	1,426	—	1,653	0.1
Six-month constant maturity treasury	559	—	671	—
One-year constant maturity treasury	476,461	7.4	478,422	9.0
Cost of Funds Index	33,405	0.5	38,972	0.7
Fixed-rate	846,774	13.1	1,046,640	19.7

Total Agency MBS:	$6,485,801	100%	$5,307,440	100%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 5 to the accompanying audited consolidated financial statements.

At December 31, 2009, our total Agency MBS portfolio had a weighted average coupon of 5.08%. The average coupon of the adjustable-rate securities was 4.11%, the hybrid securities average coupon was 5.35%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 1.04%. At December 31, 2008, our total Agency MBS portfolio had a weighted average coupon of 5.54%. The average coupon of the adjustable-rate securities was 5.19%, the hybrid securities average coupon was 5.56%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 2.01%.

At December 31, 2009, the average amortized cost of our agency mortgage-related assets was 102.03%, the average amortized cost of our adjustable-rate securities was 102.23% and the average amortized cost of our fixed-rate securities was 100.69%. Relative to our Agency MBS portfolio at December 31, 2009, the average interest rate on outstanding repurchase agreements was 0.24% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.88% and the weighted average term to next rate adjustment was 309 days.

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

At December 31, 2009 and December 31, 2008, the unamortized net premium paid for our Agency MBS was approximately $118 million and $63 million, respectively.

At December 31, 2009, the current yield on our Agency MBS portfolio was 4.98%, based on a weighted average coupon of 5.08% divided by the average amortized cost of 102.03%. At December 31, 2008, the current yield on our Agency MBS portfolio was 5.47%, based on a weighted average coupon of 5.54% divided by the average amortized cost of 101.22%.

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

Non-Agency MBS Portfolio

At December 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $4.7 million of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value. At December 31, 2008, our Non-Agency MBS portfolio consisted of a fair value of $7.3 million of floating-rate CMOs with an average coupon of 0.72%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At December 31, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $4.7 million, from a fair value of approximately $7.3 million at December 31, 2008. The detail of this decline is shown on page F-21 to the accompanying audited consolidated financial statements.

At December 31, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated CCC by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from CCC to CC by Standard & Poor’s. At December 31, 2009, Moody’s Investor Service rated these two securities as Ca.

We received valuations at December 31, 2008 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. Generally, we would consider this to be a Level 2 input. However, given the severely reduced trading activity surrounding the Non-Agency MBS, which limited the observability of significant inputs utilized in valuing these securities, we reduced the fair value measurement to a Level 3 input at December 31, 2008 and it remains a Level 3 input at December 31, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 5 to the accompanying audited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
Non-Agency MBS at fair value	$4.7 million	$7.34 million
Principal balance of Non-Agency MBS	$41.79 million	$44.87 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	69.7%	76.3%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	73%	73%

California loans(1)	69%	68%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	13.1%	7.4%

Loans in foreclosure(1)	16.5%	6.0%
Real estate owned (REO)(1)(2)	3.5%	2.4%
Total seriously delinquent(1)(3)	27.2%	12.3%
Realized losses (as percentage of original collateral balance)	3.6%	0.5%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	6.0%	9.5%
Average securitization principal of Anworth-owned tranches	16.1%	15.5%
Average securitization principal senior to Anworth-owned tranches	77.9%	75.0%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at December 31, 2009 and December 31, 2008.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2009, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in Accounting Standards Classification, or ASC, No. 815-10, with an aggregate notional amount of $2.32 billion and an average maturity of 1.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2009, there were unrealized losses of approximately $81.5 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Note 1, Note 5 and Note 11 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $5.36 billion at December 31, 2009. As collateral for these repurchase agreements, we have pledged approximately $5.75 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2009 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.09 billion.

For the year ended December 31, 2009, there was a net decrease in cash and cash equivalents of approximately $130.2 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2009 was approximately $211.8 million. This is comprised primarily of net income of $130.2 million, adding back the following non-cash items: the amortization of premium and discounts of approximately $23.8 million, the write-down on the Lehman receivable of approximately $962 thousand, the amortization of restricted stock of $282 thousand, non-cash incentive compensation of approximately $1.3 million, less the net gain on derivative instruments of approximately $107 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $62.9 million, partially offset by a decrease in accrued interest payable of approximately $4.9 million and an increase in interest receivable of $2.7 million;

•

Net cash used in investing activities for the year ended December 31, 2009 was approximately $1.1 billion, which consisted of purchases of Agency MBS of approximately $2.2 billion, partially offset by $1.1 billion from principal payments on Agency MBS; and

•

Net cash provided by financing activities for the year ended December 31, 2009 was approximately $730 million. This consisted of borrowings on repurchase agreements of approximately $29.174 billion, partially offset by repayments on repurchase agreements of approximately $28.48 billion, net proceeds from common stock issued of approximately $161 million and net proceeds from the issuance of Series B Preferred Stock of approximately $1 million less dividends paid of $120 million on common stock and dividends paid of approximately $5.9 million on preferred stock.

Relative to our Agency MBS portfolio at December 31, 2009, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 18 days to three months. At December 31, 2009, we had borrowed funds under repurchase agreements with 16 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2009 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.5x at December 31, 2008 to 5.5x at December 31, 2009. During the past year, we have borrowed, on a short-term basis, between five to seven times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy.

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

During the year ended December 31, 2009, we raised approximately $65.8 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

On February 9, 2009, we issued an aggregate of 8 million shares of common stock and recognized net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from the offering to acquire Agency MBS. At December 31, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the year ended December 31, 2009, we did not issue any shares of Series A Preferred Stock. During the year ended December 31, 2009, we issued 41.2 thousand shares of Series B Preferred Stock and recognized net proceeds of approximately $1 million.

During the year ended December 31, 2009, we issued 6.736 million shares of common stock under our Controlled Equity Offering Sales Agreement, or the Program, with Cantor Fitzgerald & Co., or Cantor (as described in Note 8 to the accompanying audited consolidated financial statements), which provided net proceeds to us of approximately $48.8 million, net of sales commissions and less reimbursement of fees and also net of other costs. Cantor, as sales agent, received an aggregate commission of approximately $998 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the year ended December 31, 2009, we sold 41.2 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $20.5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At December 31, 2009, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the Program.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2009 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$5,359,000	$5,359,000	$—	$—	$—
Junior subordinated notes(2)	37,380	—	—	—	37,380
Lease commitment	772	302	470	—	—

Total(3)	$5,397,152	$5,359,302	$470	$—	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 4 to the accompanying audited consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 9 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2009 was $903.5 million. Common stockholders’ equity was approximately $854.7 million, or $7.40 book value per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $165.3 million, or 2.62% of the amortized cost of our Agency MBS, at December 31, 2009. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $81.5 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $0.5 million, constitutes the total “Accumulative other comprehensive income” of approximately $84.3 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying audited consolidated financial statements. In preparing these audited consolidated financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the audited consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

Our accounting policies are described in Note 1 to the accompanying audited consolidated financial statements. Management believes the more significant of our accounting policies are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on the balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income. For more detail on the fair value of our securities, see Note 5 to the accompanying audited consolidated financial statements.

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

Subsequent Events

We have evaluated subsequent events through February 26, 2010, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 27, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2010.

On January 27, 2010, our board of directors authorized the Company to acquire up to 5,850,000 shares of our common stock, or approximately 5% of our total shares of common stock outstanding, through a stock repurchase plan. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. From January 1, 2010 through February 25, 2010, we had repurchased an aggregate of 173 thousand shares of our common stock at an average price of $6.92 per share under this program.

From January 1, 2010 through February 25, 2010, there were three transactions to convert an aggregate of 6,700 shares of Series B Preferred Stock into an aggregate of 21,105 shares of our common stock (based on the then current conversion rate of 3.1505.

Item 7A.	QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

We seek to manage the interest rate, market value, liquidity, prepayment and credit risks inherent in all financial instruments in a prudent manner designed to insure our longevity while, at the same time, seeking to provide an opportunity for stockholders to realize attractive total rates of return through ownership of our common stock. While we do not seek to avoid risk completely, we do seek, to the best of our ability, to assume risk that can be quantified from historical experience, to actively manage that risk, to earn sufficient compensation to justify taking those risks and to maintain capital levels consistent with the risks we undertake.

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

At December 31, 2009, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$846,774	13.1%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	302,345	4.7	5,359,000	100.0%
Greater than 3 months and less than 1 year	1,343,012	20.7	—	—
Greater than 1 year and less than 2 years	1,414,173	21.8	—	—
Greater than 2 years and less than 3 years	1,422,397	21.9	—	—
Greater than 3 years and less than 5 years	1,161,842	17.8	—	—

Total:	$6,490,543	100.0%	$5,359,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2008, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$1,046,640	19.7%	$—	—

Adjustable-Rate Investments/Obligations:
Less than 3 months	351,344	6.6	4,545,000	97.4%
Greater than 3 months and less than 1 year	475,668	9.0	120,000	2.6
Greater than 1 year and less than 2 years	308,400	5.8	—	—
Greater than 2 years and less than 3 years	1,078,142	20.3	—	—
Greater than 3 years and less than 5 years	2,054,583	38.7	—	—

Total:	$5,314,777	100.0%	$4,665,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2009, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 23 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 309 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the year ended December 31, 2009, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2009, we had unrestricted cash of $1.8 million and $730 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of MBS are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for MBS. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any MBS purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. In addition, in the event that we are unable to acquire new MBS to replace the prepaid MBS, our financial condition, cash flows and results of operations could be harmed.

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

General

Many assumptions are made to present the information in the tables below and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each rate shock are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at December 31, 2009, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–32.5%	–0.3%
–1%	–8.0%	0.5%
0%	—	—
1%	–7.6%	–2.0%
2%	–20.0%	–4.6%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 72.3% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at December 31, 2009. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2009, the aggregate notional amount of the interest rate swap agreements was $2.32 billion and the weighted average maturity was 1.9 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	17.3%	0.9%
–1%	41.9%	1.2%
0%	—	—
1%	28.1%	–2.6%
2%	4.3%	–5.9%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, Anworth’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, McGladrey & Pullen, LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 67 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation (the Company)’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of Anworth Mortgage Asset Corporation for the years ended December 31, 2009 and 2008 and our report dated February 26, 2010, expressed an unqualified opinion.

McGladrey & Pullen, LLP

Irvine, California

February 26, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Transactions and Relationships” in our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2010.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP;
•	Report of Independent Registered Public Accounting Firm, BDO Seidman, LLP;
•	Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008;
•	Consolidated Statements of Income: Years Ended December 31, 2009, December 31, 2008 and December 31, 2007;
•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2009, December 31, 2008 and December 31, 2007;
•	Consolidated Statements of Cash Flows: Years Ended December 31, 2009, December 31, 2008 and December 31, 2007; and
•	Notes to Consolidated Financial Statements.

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

DATED: February 26, 2010	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	February 26, 2010

/s/ LEE A. AULT, III Lee A. Ault, III	Director	February 26, 2010

/s/ CHARLES H. BLACK Charles H. Black	Director	February 26, 2010

/s/ JOE E. DAVIS Joe E. Davis	Director	February 26, 2010

/s/ ROBERT C. DAVIS Robert C. Davis	Director	February 26, 2010

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey & Pullen, LLP

Irvine, California

February 26, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Anworth Mortgage Asset Corporation

Santa Monica, California

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Anworth Mortgage Asset Corporation (Anworth) for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Los Angeles, California

February 26, 2010

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,749,849	$5,164,178
Agency MBS at fair value	725,174	137,966
Paydowns receivable	10,778	5,296

	6,485,801	5,307,440
Non-Agency MBS:
Non-Agency MBS at fair value	4,742	7,337
Cash and cash equivalents	1,812	131,970
Interest and dividends receivable	28,818	26,081
Derivative instruments at fair value	2,059	—
Prepaid expenses and other	3,416	4,314

Total Assets:	$6,526,648	$5,477,142

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,838	$26,268
Repurchase agreements	5,359,000	4,665,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	82,811	138,592
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	433	471
Dividends payable on common stock	32,305	23,445
Accrued expenses and other	63,559	675

Total Liabilities:	$5,597,337	$4,892,842

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($27,700 and $30,138, respectively); 1,108 and 1,206 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	$25,803	$28,096

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 115,563 and 90,462 issued and outstanding at December 31, 2009 and December 31, 2008, respectively	1,156	905
Additional paid-in capital	1,016,821	851,588
Accumulated other comprehensive gain (loss) consisting of unrealized losses and gains	84,259	(101,940)
Accumulated deficit	(244,125)	(239,746)

Total Stockholders’ Equity:	$903,508	$556,204

Total Liabilities and Stockholders’ Equity:	$6,526,648	$5,477,142

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2009	2008	2007
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$261,625	$285,687	$242,779
Interest on Non-Agency MBS	255	1,309	4,978
Other income	149	702	1,074

	262,029	287,698	248,831

Interest expense:
Interest expense on repurchase agreements	114,158	178,875	221,697
Interest expense on junior subordinated notes	1,549	2,449	3,187

	115,707	181,324	224,884

Net interest income	146,322	106,374	23,947

(Loss) on sale of Agency MBS and Non-Agency MBS	—	(49)	(23,442)
Net gain (loss) on derivative instruments	107	(113)	(147)
Impairment charges on Non-Agency MBS	—	(37,537)	—
Expenses:
Compensation, incentive compensation and benefits	(11,868)	(10,074)	(2,346)
Write-down of Lehman receivable	(962)	—	—
Write-off of common stock offering costs	—	(114)	—
Other expenses	(3,365)	(3,438)	(3,190)

Total expenses	(16,195)	(13,626)	(5,536)

Income (loss) from continuing operations	130,234	55,049	(5,178)
(Loss) from discontinued operations	—	—	(151,288)
Gain on disposition of discontinued operations	—	7,558	—

Net income (loss)	$130,234	$62,607	$(156,466)

Dividend on Series A Cumulative Preferred Stock	(4,044)	(4,044)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,862)	(1,884)	(1,716)

Net income (loss) to common stockholders	$124,328	$56,679	$(161,215)

Basic earnings (loss) per common share:
Continuing operations	$1.18	$0.60	$(0.21)
Discontinued operations	—	0.09	(3.26)

Total basic earnings (loss) per common share	$1.18	$0.69	$(3.47)

Diluted earnings (loss) per common share:
Continuing operations	$1.16	$0.60	$(0.21)
Discontinued operations	—	0.09	(3.26)

Total diluted earnings (loss) per common share	$1.16	$0.69	$(3.47)

Basic weighted average number of shares outstanding	105,413	82,043	46,483
Diluted weighted average number of shares outstanding	108,905	85,281	46,483

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Non-Agency MBS	Accum. Other Comp. Income (Loss) Derivatives	Accum. Other Comp. Income (Loss) BT Other MBS	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2006	1,876	45,609	$45,397	$456	$525,607	$(50,519)	$—	$4,882	$202	$(35,023)		$491,002

Issuance of common stock		11,680		117	75,873							75,990
Other comprehensive income (loss), fair value adjustments and reclassifications						64,770	(7,003)	(48,259)	(202)		9,306	9,306
Net loss										(156,466)	(156,466)	(156,466)

Comprehensive loss											$(147,160)

Amortization of restricted stock					(18)							(18)
Dividend declared—$2.156252 per Series A preferred share										(3,033)		(3,033)
Dividend declared—$1.453993 per Series B preferred share										(1,716)		(1,716)
Dividend declared—$0.27 per common share										(13,617)		(13,617)

Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$—	$(209,855)		$401,448

Issuance of common stock		33,173		332	249,844							250,176
Other comprehensive income (loss), fair value adjustments and reclassifications						23,599	7,003	(96,413)	—		(65,811)	(65,811)
Net income										62,607	62,607	62,607

Comprehensive loss											$(3,204)

Amortization of restricted stock					282							282
Dividend declared—$2.156252 per Series A preferred share										(4,044)		(4,044)
Dividend declared—$1.562500 per Series B preferred share										(1,884)		(1,884)
Dividend declared—$1.00 per common share										(86,570)		(86,570)

Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$—	$(139,790)	$—	$(239,746)		$556,204

Issuance of common stock		25,101		251	164,951							165,202
Other comprehensive income, fair value adjustments and reclassifications						127,400	492	58,307			186,199	186,199
Net income										130,234	130,234	130,234

Comprehensive income											$316,433

Amortization of restricted stock					282							282
Dividend declared—$2.156252 per Series A preferred share										(4,044)		(4,044)
Dividend declared—$1.5625 per Series B preferred share										(1,862)		(1,862)
Dividend declared—$1.18 per common share										(128,707)		(128,707)

Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$—	$(244,125)		$903,508

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
Operating Activities:
Net income (loss)	$130,234	$62,607	$(5,178)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	23,849	11,991	21,092
Impairment charges on Non-Agency MBS	—	37,537	—
Write-down of Lehman receivable	962	—	—
Loss on sale of Agency MBS and Non-Agency MBS	—	49	23,442
(Gain) loss on derivative instruments	(107)	113	147
Amortization of restricted stock	282	282	(18)
Non-cash incentive compensation	1,315	1,800	—
Gain on disposition of discontinued operations	—	(7,558)	—
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(2,737)	(463)	1,511
(Increase) decrease in prepaid expenses and other	(64)	49,872	(48,745)
(Decrease) in accrued interest payable	(4,857)	(15,960)	(19,727)
Increase (decrease) in accrued expenses and other	62,884	(632)	(1,279)
Net cash (used in) provided by operating activities of discontinued operations	—	(44)	(29,864)

Net cash provided by (used in) operating activities	$211,761	$139,594	$(58,619)

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(2,165,101)	$(1,568,755)	$(2,047,388)
Principal payments	1,090,292	908,480	1,235,399
Proceeds from sales	—	24,956	858,019
Available-for-sale Non-Agency MBS:
Purchases	—	—	(20,000)
Principal payments	3,087	4,841	21,828
Proceeds from sales	—	—	46,047
Net cash provided by investing activities of discontinued operations	—	—	494,702

Net cash (used in) provided by investing activities	$(1,071,722)	$(630,478)	$588,607

Financing Activities:
Borrowings from repurchase agreements	$29,173,931	$29,498,118	$28,320,977
Repayments on repurchase agreements	(28,479,931)	(29,060,218)	(28,423,798)
Proceeds from common stock issued, net	160,598	248,354	75,990
Proceeds on Series B Preferred Stock issued, net	996	—	28,108
Series A Preferred stock dividends paid	(4,044)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,900)	(1,884)	(1,245)
Common stock dividends paid	(119,847)	(69,889)	(7,764)
Net cash (used in) financing activities of discontinued operations	—	—	(505,947)

Net cash provided by (used in) financing activities	$729,803	$610,437	$(517,723)

Net (decrease) increase in cash and cash equivalents	$(130,158)	$119,553	$12,265
Cash and cash equivalents at beginning of period	131,970	12,440	34
Add: net decrease (increase) in cash of discontinued operations	—	(23)	141

Cash and cash equivalents at end of period	$1,812	$131,970	$12,440

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$120,563	$195,785	$244,611
Supplemental Disclosure of Investing and Financing Activities:
Deconsolidation of variable interest entities	$—	$—	$1,214,452

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2009	2008	2007
Net income (loss)	$130,234	$62,607	$(156,466)

Available-for-sale Agency MBS, fair value adjustment	127,400	23,550	50,759
Reclassification adjustment for losses on sales of Agency MBS included in net income (loss)	—	49	14,011
Available-for-sale Non-Agency MBS, fair value adjustment	492	(30,534)	(16,434)
Impairment charge on Non-Agency MBS included in net income	—	37,537	—
Reclassification adjustment for losses on sales of Non-Agency MBS included in net loss	—	—	9,431
Unrealized (losses) on cash flow hedges	(24,012)	(128,705)	(39,790)
Reclassification adjustment for (gains) losses on derivative instruments	(107)	113	147
Reclassification adjustment for interest (income) expense included in net income (loss)	82,426	32,179	(8,616)
BT Other MBS, fair value adjustment	—	—	(202)

	186,199	(65,811)	9,306

Comprehensive income (loss)	$316,433	$(3,204)	$(147,160)

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other income” on our consolidated statements of income (loss). It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2009 and December 31, 2008, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2009

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	48	$895,549	$(4,334)	360	$352,040	$(7,327)	408	$1,247,589	$(11,661)

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2008

	Less Than 12 Months			12 Months or More			Total
	(dollar amounts in thousands)
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	82	$1,077,230	$(4,984)	388	$538,082	$(14,179)	470	$1,615,312	$(19,163)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2009.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Risk

At December 31, 2009, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2009 relative to any tax positions taken prior to January 1, 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2009. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of EPS for the years ended December 31, 2009, 2008 and 2007 is as follows (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2009	2008	2007
Income (loss) from continuing operations	$130,234	$55,049	$(5,178)
Loss from discontinued operations	—	—	(151,288)
Gain on disposition of discontinued operations	—	7,558	—

Net income (loss)	$130,234	$62,607	$(156,466)

Dividend on Series A Cumulative Preferred Stock	(4,044)	(4,044)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,862)	(1,884)	(1,716)

Net income (loss) to common stockholders	$124,328	$56,679	$(161,215)

Basic earnings (loss) per common share:
Continuing operations	$1.18	$0.60	$(0.21)
Discontinued operations	—	0.09	(3.26)

Total basic earnings (loss) per common share	$1.18	$0.69	$(3.47)

Diluted (loss) earnings per common share:
Continuing operations	$1.16	$0.60	$(0.21)
Discontinued operations	—	0.09	(3.26)

Total diluted earnings (loss) per common share	$1.16	$0.69	$(3.47)

Basic weighted average number of shares outstanding	105,413	82,043	46,483
Diluted weighted average number of shares outstanding (1)(2)(3)	108,905	85,281	46,483

(1)	During the year ended December 31, 2007, the number of weighted average shares not included in “Diluted EPS” because of anti-dilution is 2.9 million.
(2)	During the year ended December 31, 2008, diluted earnings per common share included the assumed conversion of 1.206 million shares of Series B Preferred Stock at the then current conversion rate of 2.6857 shares of common stock and adding back the Series B Preferred Stock dividend.
(3)	During the year ended December 31, 2009, diluted earnings per share included the assumed conversion of 1.108 million shares of Series B Preferred Stock at the then-current conversion rate of 3.1505 shares of our common stock and adding back the Series B Preferred Stock dividends.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” or SFAS 167. SFAS 166 is a revision to ASC 860-10 and will require more information about transfers of financial assets, including securitization transactions, and also companies having continuing exposure to the risks related to transferred financial assets. It eliminates the concept of “a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to ASC 810-10 and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are effective beginning January 1, 2010. On December 23, 2009, the FASB issued two updates, Accounting Standards Updates, or ASU, No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These two ASUs were issued to incorporate the above June 2009 pronouncements into the accounting standards codification. We are currently evaluating these two new standards and updates but do not believe they will have a material impact on our financial statements.

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

On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820, “Fair Value Measurements and Disclosures” to add new requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC 820’s

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

existing guidance requires entities to provide fair value measurement disclosures by “major category of assets and liabilities”. This ASU requires entities to provide fair value measurements for each class of assets and liabilities. When providing disclosures for equity and debt securities, entities should determine “class” on the basis of the nature and risks of the securities. In determining the nature and risks of the securities, entities should consider activity or business sector, vintage, geographic concentration, credit quality, and economic characteristics. The ASU requires an entity, in determining the appropriate classes of assets and liabilities to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (i.e. Level 1, 2 or 3). This ASU will become effective for our financial statements for the first quarter ending March 31, 2010. We do not believe that this will have a material impact on our financial statements.

NOTE 2.	MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2009 and December 31, 2008, which are carried at their fair value (amounts in thousands):

December 31, 2009

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$22,238	$1,294,667	$4,992,868	$6,309,773
Paydowns receivable	—	10,778	—	10,778
Unrealized gains	10	46,884	130,017	176,911
Unrealized losses	(302)	(1,881)	(9,478)	(11,661)

Fair value	$21,946	$1,350,448	$5,113,407	$6,485,801

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,622,821	$3,875,217	$806,020	$5,715	$6,309,773
Paydowns receivable	2,937	7,841	—	—	10,778
Unrealized gains	17,298	118,859	40,754	—	176,911
Unrealized losses	(8,103)	(3,505)	—	(53)	(11,661)

Fair value	$1,634,953	$3,998,412	$846,774	$5,662	$6,485,801

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$4,250
Paydowns receivable	—
Unrealized gains	492
Unrealized losses	—

Fair value	$4,742

At December 31, 2009, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.48%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $4.7 million at December 31, 2009 from a fair value of approximately $7.3 million at December 31, 2008. The detail of this decline is shown on page F-21.

At December 31, 2009, a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio was rated CCC by Standard & Poor’s and a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was downgraded from CCC to CC by Standard & Poor’s. At December 31, 2009, Moody’s Investor Service rated these two securities as Ca.

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

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR. Relative to our Agency MBS portfolio, at December 31, 2009, our repurchase agreements had a weighted average term to maturity of 38 days and a weighted average borrowing rate of 0.24%. After adjusting for swap transactions, the weighted average

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

term to the next rate adjustment was 309 days with a weighted average borrowing rate of 1.88%. At December 31, 2009, Agency MBS with a fair value of approximately $5.75 billion have been pledged as collateral under the repurchase agreements and swap agreements.

One of our former repurchase agreement counterparties, Lehman Brothers, Inc. is in a bankruptcy proceeding and is also under the conservatorship of the Securities Investor Protection Corporation, or the SIPC. As we had pledged securities in connection with our one repurchase agreement outstanding at the time they filed bankruptcy in September 2008 and this agreement was closed out at the direction of the SIPC trustee, we had a receivable of approximately $1.9 million due us from Lehman Brothers, Inc. We filed a claim with the SIPC for the insurance coverage of up to $500 thousand and a claim for the full $1.9 million with the trustee administering the Lehman Brothers, Inc. bankruptcy. Recently, we were informed that our claim with the SIPC for up to $500 thousand in insurance coverage was dismissed. At this time, we still have the claim in the general bankruptcy proceeding for the full $1.9 million due us. Although we believe that this claim may be given higher priority because we were a secured counterparty, we believe it appropriate to write-down the amount of this receivable to approximately $962 thousand, which represents 50% of our original claim, due to the dismissal of the SIPC insurance claim and also due to the general uncertainty regarding the settlement of claims in the Lehman Brothers, Inc. bankruptcy. Depending on the outcome of the settlement of claims in the Lehman Brothers, Inc. bankruptcy case, we may record either more loss or a recovery in future periods. The receivable from Lehman Brothers, Inc. is carried in “Other assets” on our consolidated balance sheets.

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

At December 31, 2009 and December 31, 2008, the repurchase agreements had the following balances (in thousands), remaining maturities and weighted average interest rates:

	December 31, 2009		December 31, 2008
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$—	—	$—	—
Less than 30 days	2,427,000	0.24%	2,540,000	2.15%
30 days to 90 days	2,932,000	0.24%	2,005,000	1.78%
Over 90 days to less than 1 year	—	—	120,000	5.10%
1 year to 2 years	—	—	—	—
Demand	—	—	—	—

	$5,359,000	0.24%	$4,665,000	2.07%

NOTE 4.	JUNIOR SUBORDINATED NOTES

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual MBS securities. As our portfolio consists of hundreds of similar, but distinct, securities that have each been traded with only one broker counterparty, we generally seek to have each Agency MBS security priced by one broker. The prices received are non-binding offers to trade, but are indicative quotations of the market value of our securities as of the market close on the last day of each quarter. The brokers receive trading data from several traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by us. Given the volume of market activity for Agency MBS, it is our belief that the broker pricing accurately reflects market information for actual, contemporaneous transactions. We do not adjust quotes or prices we obtain from brokers and pricing services. In the limited instances where valuations are received on a security from multiple brokers, we use the median value of the prices received to determine fair value. To validate the prices we obtain, to ensure our fair value determinations are consistent with ASC 820, and to ensure that we properly classify these securities in the fair value hierarchy, we evaluate the pricing information we receive taking into account factors such as coupon, prepayment experience, fixed/adjustable rate, coupon index, time to reset and issuing agency, among other factors. Based on these factors, broker prices are compared to prices of similar securities provided by other brokers. If we determine (based on such a comparison and our market knowledge and expertise) that a security is priced significantly differently than similar securities, the broker is contacted and requested to revisit their valuation of the security. If a broker refuses to reconsider its valuation, we will request pricing from another broker and use the median value of the prices received to determine fair value. If we are unable to receive a valuation from another broker, the price received from an independent third party pricing service will be used, if it is determined (based on our market knowledge and expertise) to be more reliable than the broker pricing. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange. Our derivative assets and derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are large financial institutions and are market

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the company’s credit worthiness. For more information on our swap agreements, see Note 1 and Note 11.

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2009 and December 31, 2008, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and also observe market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At December 31, 2009 and December 31, 2008, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at December 31, 2009 and December 31, 2008 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continued to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we were able to observe, we placed more weight on the third party pricing service valuation as it was both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at December 31, 2009 and December 31, 2008.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At December 31, 2009, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,485,801	$—	$6,485,801
Non-Agency MBS	—	—	4,742	4,742
Derivative instruments(1)	—	2,059	—	2,059
Liabilities:
Derivative instruments(1)	$—	$82,811	$—	$82,811

(1)	Derivative instruments are hedging instruments under ASC 815-10.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our audited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2009 and December 31, 2008, the carrying value approximates fair value.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2008	$7,337
Principal paydowns	(3,087)
Unrealized gains	492

Balance at December 31, 2009	$4,742

NOTE 6.	INCOME TAXES

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

The losses from sales of our MBS in 2007 are capital losses and can only be offset against future capital gains within five years. Belvedere Trust’s assets were assigned for the benefit of its creditors to an independent third party in September 2008, such that we were able to write-off for tax purposes as a worthless security our investment of $100 million in Belvedere Trust. This worthless security write-off would be treated, for tax purposes, as a capital loss and can only be offset against future capital gains within five years. As with all companies, tax positions are subject to tax authority review. Total capital loss carryforwards available to offset future capital gains on our federal REIT return are $100.4 million. They expire in 2011 and 2012. Income tax expense (benefit) for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 was zero for both continuing operations and discontinued operations. None of the components of income tax expense are significant on a separately stated basis.

Based on the activity of our taxable REIT subsidiaries, which are included in “Discontinued operations,” a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 34% to actual income tax expense for the years ended December 31 is as follows (dollar amounts in thousands):

	2009		2008		2007
Income tax at statutory rate	$—	0%	$(27)	34.0%	$(24)	34.0%
State taxes, net	—		(5)	5.8%	(4)	5.8%
Valuation allowance	—		32	(39.8)%	28	(39.8)%

Total income tax expenses	$—	0%	$—	0.0%	$—	0.0%

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the deferred tax assets and liabilities at December 31, 2009 and December 31, 2008 were as follows (in thousands):

	2009	2008
Deferred tax assets:
Prepaid expenses for taxes	$—	$189
Net operating losses	—	497

Gross deferred tax assets	—	686
Valuation allowance	—	(686)

Deferred tax asset	—	—

Deferred tax liabilities:
General and administrative expenses	—	—

Deferred tax liability	—	—

Net deferred tax asset/liability	$—	$—

The deferred tax assets shown in 2008 relate to our taxable REIT subsidiaries, which are included in “Discontinued operations.” Prior to 2008, we had already judged it more likely than not that the deferred tax assets would not be utilized in the foreseeable future and had, therefore, recorded a full valuation allowance against them. Due to the September 2008 assignment of Belvedere Trust’s assets, we have subsequently written these assets off as unrealizable.

The table below presents tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2009:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2009 Total Distribution Per Share	2009 Ordinary Income	2009 Return of Capital	Long-Term Capital Gains
01/28/09	03/31/09	04/15/09	$0.539063	$0.539063	$—	$—
04/13/09	06/30/09	07/15/09	$0.539063	$0.539063	$—	$—
07/10/09	09/30/09	10/15/09	$0.539063	$0.539063	$—	$—
10/10/09	12/31/09	01/15/10	$0.539063	$0.539063	$—	$—

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2009 Total Distribution Per Share	2009 Ordinary Income	2009 Return of Capital	Long-Term Capital Gains
01/28/09	03/31/09	04/15/09	$0.390625	$0.390625	$—	$—
04/13/09	06/30/09	07/15/09	$0.390625	$0.390625	$—	$—
07/10/09	09/30/09	10/15/09	$0.390625	$0.390625	$—	$—
10/10/09	12/31/09	01/15/10	$0.390625	$0.390625	$—	$—

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2009 Total Distribution Per Share	2009 Ordinary Income	2009 Return of Capital	Long-Term Capital Gains
04/13/09	04/30/09	05/19/09	$0.30	$0.300000	$—	$—
07/10/09	07/24/09	08/19/09	$0.32	$0.320000	$—	$—
10/10/09	10/30/09	11/19/09	$0.28	$0.280000	$—	$—
12/16/09	12/28/09	01/19/10	$0.28	$0.280000	$—	$—

NOTE 7.	SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through December 31, 2009, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.1505 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2009, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the year ended December 31, 2009, there were two transactions to convert an aggregate of 6,000 shares of Series B Preferred Stock into an aggregate of 18,020 shares of our common stock (based on the then-current conversion rate of 3.0035; two transaction to convert an aggregate of 112,975 shares of Series B Preferred Stock into an aggregate of 346,862 shares of our common stock (based on the then-current conversion rate of 3.0703); and one transaction to convert an aggregate of 19,436 shares of Series B Preferred Stock into an aggregate of 59,670 shares of our common stock (based on the then-current conversion rate of 3.0703). During the year ended December 31, 2009, we issued approximately 41 thousand shares of Series B Preferred Stock. At December 31, 2009, there were 1.108 million shares of Series B Preferred Stock outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8.	PUBLIC OFFERINGS AND CAPITAL STOCK

At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares. At December 31, 2009, 115,563,004 shares of our common stock were issued and outstanding.

At December 31, 2009, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 9, 2009, we issued 8 million shares of common stock in a secondary public offering and received net proceeds of approximately $46 million (net of underwriting fees, commissions and other costs). We used all of the net proceeds from this offering to acquire Agency MBS.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the Controlled Equity Offering Program, or the Program, we may sell, from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the year ended December 31, 2009, we sold 6.736 million shares of our common stock under the Program, which provided net proceeds to us of approximately $48.8 million, net of sales commissions less reimbursement of fees and also net of other costs. The sales agent received an aggregate of approximately $998 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the year ended December 31, 2009, we sold 41.2 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $20.5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. At December 31, 2009, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allow stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On April 11, 2008, we filed a shelf registration statement on Form S-3 with the SEC to register 15 million shares of common stock for our 2008 Dividend Reinvestment and Stock Purchase Plan, or the 2008 Plan. During the year ended December 31, 2009, we issued approximately 9.75 million shares of common stock under the 2008 Plan, resulting in proceeds to us of approximately $65.8 million. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of our common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. The registration statement was declared effective on December 28, 2009. At December 31, 2009, there were approximately 20 million shares remaining under the 2009 Plan.

On May 23, 2007, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $500 million of our capital stock. The registration statement was declared effective on June 8, 2007. At December 31, 2009, approximately $82.8 million of this amount remained available for issuance under the registration statement.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $600 million of our capital stock. We plan to request acceleration of effectiveness on February 26, 2010 and expect the SEC will declare the shelf registration statement effective on or about February 26, 2010.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.778 million shares under the plan. This amount includes 1.278 million shares of unexercised stock options, restricted stock and phantom shares.

NOTE 9.	TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At December 31, 2009, the Threshold Return was 4.44%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At December 31, 2009, the incentive compensation accrual carry forward was a negative $12.2 million, which was reduced from a negative $19.1 million at December 31, 2008. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	10% for the average net worth between $100 million and $200 million; and

•	5% for the average net worth in excess of $200 million.

During the years ended December 31, 2009 and December 31, 2008, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Bonus Pool Provisions

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams. As a result, they are eligible to participate in a performance-based bonus pool that is funded based on the Company’s return on average equity, or ROAE. ROAE is calculated as the twelve-month net income available to common stockholders, excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee of our board of directors, or the Compensation Committee, evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

As structured by the Compensation Committee, the aggregate amount of this performance-based bonus pool available for distribution can range annually based upon our ROAE in accordance with the following:

•	if our ROAE is 0% or less, no performance-based bonus is paid.

•	if our ROAE is greater than 0% but less than 8%, a bonus pool of up to $500 thousand is available in the aggregate.

•

if our ROAE is 8% or greater, then the bonus pool available to be paid to both executives in the aggregate equals $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million.

The Compensation Committee has the discretionary right to adjust downward the amount available for distribution from the bonus pool by as much as 10% in any given year, based upon its assessment of factors including our leverage, stability of the book value of our common stock and price per share of our common stock relative to other industry participants. Of the aggregate amount available for distribution from the bonus pool, the Compensation Committee bases annual bonus allocation to each of Messrs. Lloyd McAdams and Joseph E. McAdams on its assessment of the performance of each executive.

In order to further align the performance of Messrs. Lloyd McAdams and Joseph E. McAdams with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that with respect to 2008 and each year thereafter, 25% of the annual performance-based bonus amount allocated to be distributed to an executive over $100 thousand would be paid in restricted shares of common stock (the “Restricted Shares”). In addition, neither executive will be permitted to sell or otherwise transfer any Restricted Shares during the executive’s employment with us until the value of his respective stock holdings in the company exceeds a seven and one-half times multiple of his base compensation and, once this threshold is met, only to the extent that the value of such holdings exceeds that multiple. For the year ended December 31, 2009, the Compensation Committee approved, and the Company issued, an aggregate of 187,247 shares of common stock at a volume weighted average price of $7.0223 to Messrs. Lloyd McAdams and Joseph E. McAdams in accordance with the terms of their employment agreements. The total incentive compensation paid to these executives for the years ended December 31, 2009 and December 31, 2008 (including the stock issuance) was approximately $5.26 million and $3.8 million, respectively (not including the discretionary incentive compensation as shown below).

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an executive that the executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the Company’s execution of our business and strategic plans. During the years ended December 31, 2009 and December 31, 2008, we paid these executives additional compensation of approximately $1.25 million and $1.4 million, respectively.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $54.16 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2009, we paid $331 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the years ended December 31, 2008 and 2007, we paid $337 thousand and $277 thousand, respectively, in rent and related expenses to PIA under this sublease.

At December 31, 2009, the future minimum lease commitment was as follows (in whole dollars):

Year	2010	2011	2012	Total Commitment
Commitment	$302,332	$311,414	$158,012	$771,758

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $298 thousand paid to PIA in connection with this agreement during the year ended December 31, 2009. During the years ended December 31, 2008 and 2007, we paid fees of $345 thousand and $250 thousand, respectively, to PIA in connection with this agreement.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permits our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would be in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation will be deferred). Under this limitation, compensation paid to our Chief Executive Officer and our four other highest paid officers is not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeds $1 million in any calendar year, unless such compensation qualifies as performance-based compensation under Section 162(m). Our board of directors designates the eligible officers who may participate in the Deferred Compensation Plan from among the group consisting of our Chief Executive Officer and our other four highest paid officers. To date, the board has designated all of the executive officers as those who may participate in the Deferred Compensation Plan. Each eligible officer becomes a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. With certain limited exceptions, the election must be filed with us before January 1 of the calendar year in which the compensation will be deferred. The election is effective for the entire calendar year and may not be terminated or modified for that calendar year. If a participant wishes to defer compensation in a subsequent calendar year, a new deferral election must be made before January 1 of that subsequent year.

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. For the year ended December 31, 2009, none of the participants of the Deferred Compensation Plan elected to defer any compensation. At December 31, 2009, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $364,874.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10.	EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2009, 721,616 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	1,184,969	$12.397	1,360,930	$12.123	1,360,930	$12.123
Granted	—	—	—	—	—	—
Exercised	(2,644)	4.35	(53,961)	6.07	—	—
Expired	(342,000)	12.47	(122,000)	12.13	—	—

Outstanding, end of year	840,325	$12.392	1,184,969	$12.397	1,360,930	$12.123

						—
Weighted average fair value of options expired during the year	—	$12.47	—	$12.13	—	$—
Options exercisable at year-end	840,325		1,184,969		1,360,930

The aggregate intrinsic value of options exercised during 2009 and 2008 and those outstanding at December 31, 2009 and December 31, 2008 are immaterial.

The following table summarizes information about stock options outstanding at December 31, 2009:

Exercise Price	Options Outstanding and Exercisable at December 31, 2009	Remaining Contractual Life (Years)
$ 6.70	520	1.6
$ 7.10	6,000	1.6
$ 9.45	127,505	2.1
$11.20	264,000	2.8
$11.25	10,000	2.8
$13.80	427,300	3.3
$ 9.72	5,000	5.6

	840,325

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about restricted stock outstanding at December 31, 2009:

Grant Date Fair Value	Unvested Shares at December 31, 2008	Restricted Shares Granted	Shares Vested in 2009	Shares Forfeited	Unvested Shares at December 31, 2009	Weighted Average Remaining Contractual Life (Years)
$4.24	126,954	—	18,132	—	108,822	5.8
$5.93	197,362	—	—	—	197,362	6.8

	324,316	—	18,132	—	306,184	6.4

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 6.4 years and the remaining amount to be recognized is approximately $1.3 million. During the years ended December 31, 2009 and December 31, 2008, we expensed approximately $202 thousand and $202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. There were no awards of DERs granted during 2007. On February 22, 2008, a grant of an aggregate of 300 thousand DERs under the DER Plan was issued to our employees and officers. On December 22, 2008, a grant of an aggregate of 150 thousand DERs under the DER Plan was issued to our employees and officers. On December 16, 2009, a grant of an aggregate of 50 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2009 and December 31, 2008, we paid or accrued $545 thousand and $339 thousand, respectively, as compensation related to these grants.

NOTE 11.	HEDGING INSTRUMENTS

At December 31, 2009, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.32 billion and a weighted average maturity of 1.9 years. These swap agreements were with the following six counterparties: (1) Deutsche Bank Securities—notional amount: $825 million; (2) Credit Suisse First Boston Corporation—notional amount: $695 million; (3) Citigroup—notional amount: $400 million; (4) J.P. Morgan Securities Inc.—notional amount: $100 million; (5) LBBW Securities, LLC – notional amount: $50 million; and (6) Nomura Securities International, Inc.—notional amount: $250 million. During the year ended December 31, 2009, nine swap agreements with an aggregate notional amount of $760 million matured. During the year ended December 31, 2009, we entered into five new swap agreements with an aggregate notional amount of $400 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2009 and December 31, 2008, our swap agreements had the following notional amounts (in thousands) and weighted average interest rates:

	December 31, 2009		December 31, 2008
	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Less than 12 months	$750,000	4.75%	$760,000	4.20%
1 year to 2 years	475,000	4.36%	750,000	4.75%
2 years to 3 years	520,000	3.92%	475,000	4.36%
3 years to 4 years	375,000	3.32%	420,000	4.43%
4 years to 5 years	200,000	2.43%	275,000	3.77%

	$2,320,000	4.06%	$2,680,000	4.37%

For the year ended December 31, 2009, there was a decrease in unrealized losses of $58.3 million, from $139.8 million in unrealized losses at December 31, 2008 to $81.5 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $24.1 million and a reclassification adjustment for interest expense included in net income of $82.4 million).

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2009, we had asset derivatives of $2.1 million and liability derivatives (both shown on our audited consolidated balance sheets) of $82.8 million.

During the year ended December 31, 2009, there was a gain of $107 thousand recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the year ended December 31, 2009, the amount amortized into interest expense was approximately $574 thousand and the remaining amount at December 31, 2009 to be amortized was approximately $763 thousand.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 5.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA, as more fully described in Note 9.

NOTE 13.	OTHER EXPENSES

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Legal and accounting fees	$710	$608	$715
Printing and stockholder communications	124	117	115
Directors and Officers insurance	457	536	374
Software and implementation and maintenance	228	231	222
Administrative service fees	298	345	250
Rent	331	337	277
Stock exchange and filing fees	201	278	157
Custodian fees	163	159	127
Sarbanes-Oxley consulting fees	108	102	151
Board of directors fees and expenses	303	337	419
Securities data services	107	105	117
Other	335	283	266

Total of other expenses:	$3,365	$3,438	$3,190

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14.	SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2009 and December 31, 2008. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2009 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$66,895	$67,111	$63,150	$64,469
Interest on Non-Agency MBS	75	72	57	51
Other income	46	67	27	9

	67,016	67,250	63,234	64,529

Interest expense:
Interest expense on repurchase agreements	32,038	28,796	27,573	25,751
Interest expense on junior subordinated notes	455	402	357	335

	32,493	29,198	27,930	26,086

Net interest income	34,523	38,052	35,304	38,443

Gain on derivative instruments	107	—	—	—
Write-down of Lehman receivable	—	—	—	(962)
Expenses	(3,889)	(4,022)	(3,611)	(3,711)

Net income	30,741	34,030	31,693	33,770
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(487)	(433)

Net income to common stockholders	$29,259	$32,548	$30,195	$32,326

Basic earnings per common share	$0.30	$0.32	$0.28	$0.28
Diluted earnings per common share(1)	$0.30	$0.31	$0.27	$0.28
Basic weighted average number of shares outstanding	95,974	102,344	109,125	113,970
Diluted weighted average number of shares outstanding	99,333	105,849	112,868	117,462

(1)	During the year ended December 31, 2009, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at March 31, 2009 and June 30, 2009, 1.246 million shares at September 30, 2009; and 1.108 million shares at December 31, 2009 at each quarter-end conversion rate and adding back the Series B Preferred Stock dividend. At March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, the conversion rate was 2.7865, 2.9075, 3.0035 and 3.1505, respectively.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended December 31, 2008 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$67,579	$73,872	$73,194	$71,043
Interest on Non-Agency MBS	420	320	320	248
Other income	402	125	126	49

	68,401	74,317	73,640	71,340

Interest expense:
Interest expense on repurchase agreements	48,395	44,976	43,846	41,657
Interest expense on junior subordinated notes	695	566	564	623

	49,090	45,542	44,410	42,280

Net interest income	19,311	28,775	29,230	29,060

(Loss) gain on sale of Agency MBS and Non-Agency MBS and derivatives	(280)	273	(990)	834
Impairment charges on Non-Agency MBS	—	—	(34,083)	(3,455)
Expenses	(2,466)	(3,324)	(3,176)	(4,660)

Income (loss) income from continuing operations	16,565	25,724	(9,019)	21,779
Income from discontinued operations	12	78	—	—
Gain (loss) on disposition of discontinued operations	—	—	7,728	(170)

Net income (loss)	16,577	25,802	(1,291)	21,609
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(471)	(471)

Net income (loss) to common stockholders	$15,095	$24,320	$(2,773)	$20,127

Basic earnings (loss) per common share:
Continuing operations	$0.22	$0.30	$(0.12)	$0.22
Discontinued operations	—	—	0.09	—

Total basic earnings (loss) per common share	$0.22	$0.30	$(0.03)	$0.22

Diluted earnings (loss) per common share(1):
Continuing operations	$0.21	$0.29	$(0.12)	$0.22
Discontinued operations	—	—	0.09	—

Total diluted (loss) earnings per common share	$0.21	$0.29	$(0.03)	$0.22

Basic weighted average number of shares outstanding	69,708	82,191	86,381	89,759
Diluted weighted average number of shares outstanding	72,581	85,125	86,381	92,997

(1)	During the year ended December 31, 2008, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at each quarter-end conversion rate and adding back the Series B Preferred Stock dividend. At March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, the conversion rate was 2.3809, 2.4318, 2.5464 and 2.6857, respectively.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15.	DISCONTINUED OPERATIONS

In September 2008, the assets of Belvedere Trust and the assets of BT Management were assigned for the benefit of their creditors to an independent third party. As control of these operations was turned over to this third party, Belvedere Trust and BT Management were deconsolidated. We recognized a gain on the disposition of discontinued operations of approximately $7.6 million. As a result, there were no remaining assets or liabilities recorded on our financial statements for these entities at September 30, 2008. At December 31, 2007, there was approximately $38 thousand in assets of discontinued operations and approximately $7.8 million in liabilities of discontinued operations.

The net income (loss) from discontinued operations for the three years ended December 31, 2009, 2008 and 2007 was as follows: There was no net income or loss for the year ended December 31, 2009. The net income of $7.6 million for the year ended December 31, 2008 was from the gain on disposition of the discontinued operations. The net loss of $(151.3) million for the year ended December 31, 2007 was due primarily to the sales and impairments of assets of discontinued operations.

The major components of income and expense for the discontinued operations for the year ending December 31, 2007 are as follows (in thousands):

December 31, 2007
Interest income:
Interest on BT Other MBS	$12,352
Interest on BT Residential Loans	54,360

66,712

Interest expense:
Interest expense on repurchase agreements	10,109
Interest expense on whole loan financing facilities	—
Interest expense on MBS issued	52,224

62,333

Net interest income	4,379
Loss on sale and impairment of Belvedere Trust’s assets	(151,184)
Expenses	(4,483)

Net loss from discontinued operations	$(151,288)

NOTE 16.	SUBSEQUENT EVENTS

We have evaluated subsequent events through February 26, 2010, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 27, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2010.

On January 27, 2010, our board of directors authorized the Company to acquire up to 5,850,000 shares of our common stock, or approximately 5% of our total shares of common stock outstanding, through a stock

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase plan. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. From January 1, 2010 through February 25, 2010, we had repurchased an aggregate of 173 thousand shares of our common stock at an average price of $6.92 per share under this program.

From January 1, 2010 through February 25, 2010, there were three transactions to convert an aggregate of 6,700 shares of Series B Preferred Stock into an aggregate of 21,105 shares of our common stock (based on the then current conversion rate of 3.1505.

Recently, Freddie Mac and Fannie Mae announced that they would be repurchasing seriously delinquent mortgage loans from the MBS pools which they guarantee. Based on the information provided by Fannie Mae and Freddie Mac, we expect that these buybacks will occur over a period of several months beginning March 2010. We expect that Fannie Mae’s and Freddie Mac’s buying seriously delinquent mortgages may result in an increase in prepayment rates in general and may impact our MBS portfolio.

As of December 31, 2009, 79% of Anworth’s MBS were guaranteed by Fannie Mae and 21% were guaranteed by Freddie Mac. ARM loans are experiencing higher delinquency rates than fixed-rate loans, and loans originated in 2006 and 2007 are experiencing higher delinquency rates than loans originated in other years. The following table provides information about Anworth’s MBS portfolio as of December 31, 2009.

Mortgage Type	Year of Origination	Portfolio Percentage (Based on 12/31/09 Principal Balance)
ARM	2009	7%
	2008	11%
	2007	21%
	2006	24%
	2005	12%
	2004 or earlier	11%
Fixed-Rate	All	13%

EXHIBIT INDEX

Exhibit Number	Description
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

10.1

2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

Exhibit Number	Description
10.2*

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4*

2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.5*

Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

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

10.10*

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

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16

Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 12, 2009)

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