Form 10-Q
period 2010-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2010-05-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

At May 4, 2010, the registrant had 118,799,450 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,704,836	$5,749,849
Agency MBS at fair value	718,998	725,174
Paydowns receivable	106,758	10,778

	6,530,592	6,485,801
Non-Agency MBS:
Non-Agency MBS at fair value	5,324	4,742
Cash and cash equivalents	835	1,812
Interest and dividends receivable	27,129	28,818
Derivative instruments at fair value	12	2,059
Prepaid expenses and other	4,009	3,416

Total Assets:	$6,567,901	$6,526,648

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$19,447	$20,838
Repurchase agreements	5,312,000	5,359,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	80,633	82,811
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	430	433
Dividends payable on common stock	—	32,305
Payable for securities purchased	159,581	61,123
Accrued expenses and other	2,757	2,436

Total Liabilities:	$5,613,239	$5,597,337

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($27,540 and $27,700, respectively); 1,102 and 1,108 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$25,644	$25,803

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 117,951 and 115,563 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	1,180	1,156
Additional paid-in capital	1,032,610	1,016,821
Accumulated other comprehensive gain consisting of unrealized losses and gains	62,148	84,259
Accumulated deficit	(212,317)	(244,125)

Total Stockholders’ Equity:	$929,018	$903,508

Total Liabilities and Stockholders’ Equity:	$6,567,901	$6,526,648

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Interest income:
Interest on Agency MBS	$61,151	$66,895
Interest on Non-Agency MBS	48	75
Other income	9	46

	61,208	67,016

Interest expense:
Interest expense on repurchase agreements	23,699	32,038
Interest expense on junior subordinated notes	305	455

	24,004	32,493

Net interest income	37,204	34,523

Net gain on derivative instruments	—	107
Expenses:
Compensation, incentive compensation and benefits	(3,198)	(3,062)
Other expenses	(757)	(827)

Total expenses	(3,955)	(3,889)

Net income	33,249	30,741

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(430)	(471)

Net income to common stockholders	$31,808	$29,259

Basic earnings per common share	$0.27	$0.30
Diluted earnings per common share	$0.27	$0.30
Basic weighted average number of shares outstanding	116,755	95,974
Diluted weighted average number of shares outstanding	120,316	99,333

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)		$903,508

Issuance of common stock		2,901		29	19,230						19,259
Retired treasury stock		(513)		(5)	(3,511)						(3,516)
Other comprehensive income (loss), fair value adjustments						(23,751)	1,451	189		(22,111)	(22,111)
Net income									33,249	33,249	33,249

Comprehensive income										$11,138

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(430)		(430)

Balance, March 31, 2010	1,876	117,951	$45,397	$1,180	$1,032,610	$141,499	$1,943	$(81,294)	$(212,317)		$929,018

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Operating Activities:
Net income	$33,249	$30,741
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	12,340	4,492
(Gain) on derivative instruments	—	(107)
Amortization of restricted stock	70	70
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,689	(588)
(Increase) in prepaid expenses and other	(593)	(389)
(Decrease) in accrued interest payable	(1,330)	(21)
Increase in accrued expenses and other	98,779	1,835

Net cash provided by operating activities	$144,204	$36,033

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(530,195)	$(445,547)
Principal payments	449,311	210,191
Available-for-sale Non-Agency MBS:
Principal payments	869	544

Net cash used in investing activities	$(80,015)	$(234,812)

Financing Activities:
Borrowings from repurchase agreements	$7,194,350	$7,880,000
Repayments on repurchase agreements	(7,241,350)	(7,760,000)
Proceeds from common stock issued, net	19,100	57,339
Series A Preferred stock dividends paid	(1,011)	(1,011)
Series B Preferred stock dividends paid	(433)	(471)
Common stock dividends paid	(32,305)	(23,445)
Treasury stock	(3,517)

Net cash (used in) provided by financing activities	$(65,166)	$152,412

Net decrease in cash and cash equivalents	$(977)	$(46,367)
Cash and cash equivalents at beginning of period	1,812	131,970

Cash and cash equivalents at end of period	$835	$85,603

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$25,335	$32,514

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009
Net income	$33,249	$30,741

Available-for-sale Agency MBS, fair value adjustment	(23,751)	63,721
Available-for-sale Non-Agency MBS, fair value adjustment	1,451	(140)
Unrealized (losses) on cash flow hedges	(20,484)	(6,028)
Reclassification adjustment for gains on derivative instruments	—	(107)
Reclassification adjustment for interest expense included in net income	20,673	17,321

	(22,111)	74,767

Comprehensive income	$11,138	$105,508

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	41	$759,638	$(3,389)	339	$300,265	$(4,978)	380	$1,059,903	$(8,367)

December 31, 2009

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	48	$895,549	$(4,334)	360	$352,040	$(7,327)	408	$1,247,589	$(11,661)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Repurchase Agreements

We finance the acquisition of our MBS primarily through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities and accrued interest as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then- prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines. We are operating in an environment where, as a result of economic conditions, several large financial institutions involved in repurchase financing of MBS either have been acquired or filed bankruptcy.

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

Credit Risk

At March 31, 2010, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, gross income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2010 relative to any tax positions taken prior to January 1, 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2010. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

Cumulative Convertible Preferred Stock

We classify our 6.25% Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our consolidated balance sheets using the guidance in ASC 480-10-S99. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

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

The computation of EPS for the three months ended March 31, 2010 and March 31, 2009 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2010
Basic EPS	$31,808	116,755	$0.27
Effect of dilutive securities(1)	430	3,561	—

Diluted EPS	$32,238	120,316	$0.27

For the three months ended March 31, 2009
Basic EPS	$29,259	95,974	$0.30
Effect of dilutive securities(2)	471	3,359	—

Diluted EPS	$29,730	99,333	$0.30

(1)	During the three months ended March 31, 2010, diluted earnings per common share included the assumed conversion of 1.1 million shares of Series B Preferred Stock at the then-current conversion rate of 3.1505 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the three months ended March 31, 2009, diluted earnings per common share included the assumed conversion of 1.206 million shares of Series B Preferred Stock at the then-current conversion rate of 2.7865 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” or SFAS 167. SFAS 166 is a revision to ASC 860-10 and will require more information about transfers of financial assets, including securitization transactions, and also companies having continuing exposure to the risks related to transferred financial assets. It eliminates the concept of “a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to ASC 810-10 and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are effective beginning January 1, 2010. On December 23, 2009, the FASB issued two updates, Accounting Standards Updates, or ASU, No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by

Enterprises Involved with Variable Interest Entities.” These two ASUs were issued to incorporate the above June 2009 pronouncements into the accounting standards codification. We have adopted these two new standards and updates and they did not have a material impact on our financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820, “Fair Value Measurements and Disclosures” to add new requirements about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC 820’s existing guidance requires entities to provide fair value measurement disclosures by “major category of assets and liabilities”. This ASU requires entities to provide fair value measurements for each class of assets and liabilities. When providing disclosures for equity and debt securities, entities should determine “class” on the basis of the nature and risks of the securities. In determining the nature and risks of the securities, entities should consider activity or business sector, vintage, geographic concentration, credit quality, and economic characteristics. The ASU requires an entity, in determining the appropriate classes of assets and liabilities to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (i.e. Level 1, 2 or 3). This ASU became effective for our financial statements for the first quarter ending March 31, 2010 and it did not have a material impact on our financial statements.

In February 2010, the FASB issued ASU 2010-09 relating to Subsequent Events. This ASU amends ASC 855 to address certain implementation issues related to an entity’s requirements to perform and disclose subsequent events procedures. This ASU requires SEC filers to evaluate subsequent events through the date the financial statements are issued and exempts SEC filers from disclosing the date through which subsequent events have been evaluated. This ASU was effective immediately for financial statements that are issued or available to be issued as of the date of the pronouncement. This ASU did not have a material impact on our financial statements.

NOTE 2. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2010 and December 31, 2009, which are carried at their fair value (amounts in thousands):

March 31, 2010

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$21,175	$1,081,147	$5,180,013	$6,282,335
Paydowns receivable		—	106,758	—	106,758
Unrealized gains		43	43,980	105,843	149,866
Unrealized losses		(214)	(1,564)	(6,589)	(8,367)

Fair value		$21,004	$1,230,321	$5,279,267	$6,530,592

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,699,792	$3,861,862	$715,384	$5,297	$6,282,335
Paydowns receivable	26,159	80,599	—	—	106,758
Unrealized gains	19,785	88,462	41,616	3	149,866
Unrealized losses	(5,306)	(3,056)	—	(5)	(8,367)

Fair value	$1,740,430	$4,027,867	$757,000	$5,295	$6,530,592

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$3,382
Paydowns receivable	—
Unrealized gains	1,942
Unrealized losses	—

Fair value	$5,324

At March 31, 2010, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.49%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At March 31, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

December 31, 2009

Agency MBS (By Agency)		Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost		$22,238	$1,294,667	$4,992,868	$6,309,773
Paydowns receivable		—	10,778	—	10,778
Unrealized gains		10	46,884	130,017	176,911
Unrealized losses		(302)	(1,881)	(9,478)	(11,661)

Fair value		$21,946	$1,350,448	$5,113,407	$6,485,801

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,622,821	$3,875,217	$806,020	$5,715	$6,309,773
Paydowns receivable	2,937	7,841	—	—	10,778
Unrealized gains	17,298	118,859	40,754	—	176,911
Unrealized losses	(8,103)	(3,505)	—	(53)	(11,661)

Fair value	$1,634,953	$3,998,412	$846,774	$5,662	$6,485,801

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$4,250
Unrealized gains	492

Fair value	$4,742

At December 31, 2009, our Non-Agency MBS portfolio consisted of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value.

NOTE 3. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

Relative to our Agency MBS portfolio, at March 31, 2010, our repurchase agreements had a weighted average term to maturity of 36 days and a weighted average borrowing rate of 0.23%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 322 days with a weighted average borrowing rate of 1.80%. At March 31, 2010, Agency MBS with a fair value of approximately $5.7 billion have been pledged as collateral under the repurchase agreements and swap agreements.

One of our former repurchase agreement counterparties, Lehman Brothers, Inc. is in a bankruptcy proceeding. At March 31, 2010, the receivable from Lehman Brothers, Inc. of $962 thousand is carried in “Other assets” on our consolidated balance sheets.

Relative to our Agency MBS portfolio, at December 31, 2009, our repurchase agreements had a weighted average term to maturity of 38 days and a weighted average borrowing rate of 0.24%. After adjusting for swap transactions, the weighted average term to the next rate adjustment was 309 days with a weighted average borrowing rate of 1.88%. At December 31, 2009, Agency MBS with a fair value of approximately $5.75 billion had been pledged as collateral under the repurchase agreements and swap agreements.

At March 31, 2010 and December 31, 2009, the repurchase agreements had the following balances (in thousands), remaining maturities and weighted average interest rates:

	March 31, 2010		December 31, 2009
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$—	—	$—	—
Less than 30 days	2,837,000	0.22%	2,427,000	0.24%
30 days to 90 days	2,475,000	0.24%	2,932,000	0.24%
Over 90 days to less than 1 year	—	—	—	—
1 year to 2 years	—	—	—	—
Demand	—	—	—	—

	$5,312,000	0.23%	$5,359,000	0.24%

NOTE 4. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, at our option, in whole or in part, without penalty, after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005. As of the date of this filing, we have not redeemed any of the notes or securities.

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At March 31, 2010 and December 31, 2009, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and also observe market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At March 31, 2010 and December 31, 2009, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at March 31, 2010 and December 31, 2009 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continued to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we were able to observe, we placed more weight on the third party pricing service valuation as it was both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at March 31, 2010 and December 31, 2009.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At March 31, 2010, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$6,530,592	$—	$6,530,592
Non-Agency MBS(2)	$—	$—	$5,324	$5,324
Derivative instruments(3)	$—	$12	$—	$12
Liabilities:
Derivative instruments(3)	$—	$80,633	$—	$80,633

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 2 in the unaudited consolidated financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 2 in the unaudited consolidated financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 11 in the unaudited consolidated financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2010 and December 31, 2009, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2009	$4,742
Principal paydowns	(869)
Unrealized gains recognized in other comprehensive income	1,451
Unrealized losses	—

Balance at March 31, 2010	$5,324

NOTE 6. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, gross income and stock ownership tests are met. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distribution of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

NOTE 7. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. Through March 31, 2010, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.1505 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. We may exercise our Company Conversion Option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our Company Conversion Option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2010, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended March 31, 2010, there were three transactions to convert an aggregate of 6,700 shares of Series B Preferred Stock into an aggregate of 21,105 shares of our common stock (based on the then-current conversion rate of 3.1505). During the three months ended March 31, 2010, we did not issue any shares of Series B Preferred Stock. At March 31, 2010, there were 1.102 million shares of Series B Preferred Stock outstanding.

NOTE 8. PUBLIC OFFERINGS AND CAPITAL STOCK

At our Annual Meeting of Stockholders held on May 22, 2008, our stockholders approved an amendment to our Amended Articles of Incorporation to increase our authorized number of shares of common stock from 100 million to 200 million shares. At March 31, 2010, 117.95 million shares of our common stock were issued and outstanding.

At March 31, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our total shares of common stock outstanding. The shares are to be acquired at prevailing prices through open market transactions and are made subject to restrictions relating to volume, price and timing. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules. During the three months ended March 31, 2010, we had purchased a total of 513 thousand shares at a weighted average price of $6.84 per share under this program.

On May 14, 2008, we entered into a new Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. Under the Controlled Equity Offering Program, or the Program, we may sell, from time to time, in our sole discretion, up to 15 million shares of common stock, 1.25 million shares of Series A Preferred Stock and 2 million shares of Series B Preferred Stock. During the three months ended March 31, 2010, we did not sell any shares of our common stock or preferred stock under the Program. At March 31, 2010, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended March 31, 2010, we issued approximately 2.88 million shares of common stock under the 2009 Plan, resulting in proceeds to us of approximately $19.1 million. At March 31, 2010, there were approximately 17.120 million shares remaining under the 2009 Plan.

On February 26, 2010, we filed a shelf registration statement on Form S-3/A with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At March 31, 2010, approximately $600 million of this amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset

Corporation 2004 Equity Compensation Plan. To date, we have issued 2.778 million shares under the plan. This amount includes 1.278 million shares of unexercised stock options and restricted stock.

NOTE 9. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At March 31, 2010, the Threshold Return was 4.72%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At March 31, 2010, the incentive compensation accrual carry forward was a negative $10.4 million, which was reduced from a negative $12.2 million at December 31, 2009. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended March 31, 2010 and March 31, 2009, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

•

in the event any of the three executives is terminated without “cause,” or if they terminate for “good reason,” or, in the case of Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under their employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation under the 2002 Incentive Plan to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the 2002 Incentive Plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the 2002 Incentive Plan during the three-year period following her termination;

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

Performance-Based Bonus Pool Provisions

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams. As a result, they are eligible to participate in a performance- based bonus pool that is funded based on the Company’s return on average equity, or ROAE. ROAE is calculated as the twelve-month net income available to common stockholders, excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee of our board of directors, or the Compensation Committee, evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the Company’s execution of our business and strategic plans. During the three months ended March 31, 2010, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $54.16 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2010, we paid approximately $81 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three months ended March 31, 2009, we paid $80 thousand in rent and related expenses to PIA under this sublease.

At March 31, 2010, the future minimum lease commitment was as follows (in whole dollars):

Year	2010	2011	2012	Total Commitment
Commitment	$227,866	$311,414	$158,012	$697,292

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $82 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2010. During the three months ended March 31, 2009, we paid fees of $62 thousand to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. At March 31, 2010, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $364,874.

NOTE 10. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2010, 721,616 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2010, we expensed approximately $51 thousand related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. There were no awards of DERs granted during 2007. On February 22, 2008, a grant of an aggregate of 300 thousand DERs under the DER Plan was issued to our employees and officers. On December 22, 2008, a grant of an aggregate of 150 thousand DERs under the DER Plan was issued to our employees and officers. On December 16, 2009, a grant of an aggregate of 50 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2010, we paid or accrued $135 thousand as compensation related to these grants. During the three months ended March 31, 2009, we paid or accrued approximately $135 thousand as compensation related to these grants.

NOTE 11. HEDGING INSTRUMENTS

At March 31, 2010, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.27 billion and a weighted average maturity of 2.0 years. These swap agreements were with the following seven counterparties: (1) Deutsche Bank Securities—notional amount: $625 million; (2) Credit Suisse First Boston Corporation—notional amount: $695 million; (3) Citigroup—notional amount: $400 million; (4) J.P. Morgan Securities Inc.—notional amount: $100 million; (5) LBBW Securities, LLC – notional amount: $50 million; (6) Nomura Securities International, Inc.—notional amount: $250 million; and (7) Morgan Stanley—notional amount: $150 million. During the three months ended March 31, 2010, three swap agreements with an aggregate notional amount of $200 million matured. During the three moths ended March 31, 2010, we entered into two new swap agreements with an aggregate notional amount of $150 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2010 and December 31, 2009, our swap agreements had the following notional amounts (in thousands) and weighted average interest rates:

	March 31, 2010		December 31, 2009
	Notional Amount	Weighted Average Interest Rate	Notional Amount	Weighted Average Interest Rate
Less than 12 months	$775,000	4.46%	$750,000	4.75%
1 year to 2 years	400,000	5.09%	475,000	4.36%
2 years to 3 years	695,000	3.41%	520,000	3.92%
3 years to 4 years	200,000	2.85%	375,000	3.32%
4 years to 5 years	200,000	2.60%	200,000	2.43%

	$2,270,000	3.97%	$2,320,000	4.06%

For the three months ended March 31, 2010, there was a decrease in unrealized losses of $189 thousand, from $81.5 million in unrealized losses at December 31, 2009 to $81.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $20.5 million and a reclassification adjustment for interest expense included in net income of $20.7 million).

At March 31, 2010, we had asset derivatives of $12 thousand and liability derivatives (both shown on our unaudited consolidated balance sheets) of $80.6 million.

During the three months ended March 31, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three months ended March 31, 2010, the amount amortized into interest expense was approximately $60 thousand and the remaining amount at March 31, 2010 to be amortized was approximately $703 thousand. For the three months ended March 31, 2009, the amount amortized into interest expense was approximately $152 thousand.

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

NOTE 13. OTHER EXPENSES

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Legal and accounting fees	$104	$212
Printing and stockholder communications	12	8
Directors and Officers insurance	109	129
Software and implementation	64	60
Administrative service fees	82	62
Rent and related expenses	81	80
Stock exchange and filing fees	59	51
Custodian fees	32	37
Sarbanes-Oxley consulting fees	36	32
Board of directors fees and expenses	73	66
Securities data services	27	27
Other	78	63

Total of other expenses:	$757	$827

NOTE 14. SUBSEQUENT EVENTS

On April 15, 2010, we declared a common stock dividend of $0.27 per share, which is payable on May 26, 2010 to our holders of record of common stock as of the close of business on April 30, 2010.

On April 15, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on June 30, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield which is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. The conversion rate increased on May 3, 2010 from 3.1505 shares of our common stock to 3.2317 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.03 and (2) the annualized common stock dividend yield was 15.3737%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

General

Our Company

We were incorporated in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States agency mortgage-backed securities, or MBS, which are obligations guaranteed by the United States government, such as Ginnie Mae, or federally sponsored enterprises such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the cost of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2010, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, as amended, or the Code, cash and cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2009 revenue qualifies for both the 75% source of income test and the 95% source of income test under the REIT rules. At March 31, 2010, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Credit and liquidity problems surrounding the mortgage markets and impacting the general economy have continued. This, along with other factors, has created great uncertainty in the financial markets in general and the related general economic recession. General downward economic trends, reduced availability of credit, increased unemployment and concerns over the economy persist.

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

At March 31, 2010, we had total assets of $6.6 billion. Our Agency MBS portfolio, consisting of $6.5 billion, was distributed as follows: 27% adjustable-rate Agency MBS, 61% hybrid adjustable-rate Agency MBS, 12% fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $5.3 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at March 31, 2010 was approximately $880 million, or $7.46 per share. The $880 million equals total stockholders’ equity of $929 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $27.5 million and the proceeds from its sale of $25.6 million. For the three months ended March 31, 2010, we reported net income of $33.2 million. Net income to common stockholders was $31.8 million, or net income of $0.27 per diluted share, based on a weighted average of 120.3 million fully diluted shares outstanding, which consisted of net income of $33.2 million minus payment of preferred dividends of $1.4 million.

Recent Regulatory Developments

During the first quarter of 2010, Freddie Mac and Fannie Mae both announced that they would be repurchasing seriously delinquent mortgage loans from the MBS pools that they guarantee. These buyouts will result in a higher level of principal prepayments on our MBS portfolio. Freddie Mac’s buyout program was substantially completed during the quarter and was the primary factor causing the increase in portfolio CPR during the quarter. Fannie Mae announced that its buyout activity would take place over a period of four or more months and would be first reflected in MBS prepayments received in April 2010. Based on delinquency information provided by Fannie Mae, we estimate that our Fannie Mae MBS pools will experience approximately $650 million in delinquent loan buyouts during this period. The majority of these principal prepayments are expected to be received during the second quarter and it is anticipated that this will result in further significant increases in our portfolio’s near-term CPR.

Results of Operations

Three Months Ended March 31, 2010 Compared to March 31, 2009

For the three months ended March 31, 2010, our net income was $33.2 million. Our net income available to common stockholders was $31.8 million, or $0.27 per diluted share, based on a weighted average of 120.3 million fully diluted shares outstanding. This includes net income of $33.2 million minus the payment of preferred dividends of $1.4 million. For the three months ended March 31, 2009, our net income was $30.8 million. Our net income available to common stockholders was $29.3 million, or $0.30 per diluted share, based on a weighted average of 99.3 million fully diluted shares outstanding. This included net income of $30.8 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended March 31, 2010 totaled $37.2 million, or 50.6% of gross income, compared to $34.5 million, or 48% of gross income, for the three months ended March 31, 2009. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended March 31, 2010 was $61.2 million, compared to $67.0 million for the three months ended March 31, 2009, a decrease of 8.7% due primarily to an increase in premium amortization expense, a decrease in the weighted average coupons on Agency MBS (from 5.47% at March 31, 2009 to 4.88% at March 31, 2010), partially offset by an increase in the weighted average portfolio outstanding of approximately $6 billion at March 31, 2010 from approximately $5.3 billion at March 31, 2009. Interest expense for the three months ended March 31, 2010 was $24.0 million, compared to $32.5 million for the three months ended March 31, 2009, a decrease of 26.1%, which resulted from a decline in short-term interest rates, partially offset by an increase in average borrowings.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline;

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

During the three months ended March 31, 2010, premium amortization expense increased $7.8 million, or 175%, from $4.5 million during the three months ended March 31, 2009 to $12.3 million, due primarily to an increase in prepayments.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS for each of the following quarters:

Portfolio	First Quarter 2010	First Quarter 2009
Agency MBS and Non-Agency MBS	30%	15%

During the three months ended March 31, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness, compared to a net gain of $107 thousand due to hedge ineffectiveness during the three months ended March 31, 2009. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $4.0 million for the three months ended March 31, 2010, compared to $3.9 million for the three months ended March 31, 2009. The increase of $66 thousand in total expenses was due primarily to an increase in compensation costs of $136 thousand (due to an increase in the accrual for bonus and incentive compensation) partially offset by a decrease in “Other expenses” (as detailed in Note 13 to the accompanying unaudited consolidated financial statements) of $70 thousand.

Financial Condition

Agency MBS Portfolio

At March 31, 2010, we held agency mortgage assets whose amortized cost was approximately $6.28 billion, consisting primarily of $5.56 billion of adjustable-rate Agency MBS, $715 million of fixed-rate Agency MBS and $5 million of floating-rate CMOs. This amount represents an approximate 0.5% decrease from the $6.31 billion held at December 31, 2009. Of the adjustable-rate Agency MBS owned by us, 30% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 70% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our Agency MBS owned at March 31, 2010 and December 31, 2009, classified by type of issuer (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,279,267	80.8%	$5,113,407	78.8%
Freddie Mac (FHLMC)	1,230,321	18.9	1,350,448	20.8
Ginnie Mae (GNMA)	21,004	0.3	21,946	0.4

Total Agency MBS:	$6,530,592	100.0%	$6,485,801	100.0%

The following table classifies the fair value of our Agency MBS owned at March 31, 2010 and December 31, 2009 by type of interest rate index (dollar amounts in thousands):

	March 31, 2010		December 31, 2009
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$5,295	0.1%	$5,661	0.1%
Six-month LIBOR	127,169	1.9	138,715	2.1
One-year LIBOR	5,153,682	78.9	4,982,800	76.8
Six-month certificate of deposit	1,406	—	1,426	—
Six-month constant maturity treasury	545	—	559	—
One-year constant maturity treasury	452,888	7.0	476,461	7.4
Cost of Funds Index	32,607	0.5	33,405	0.5
Fixed-rate	757,000	11.6	846,774	13.1

Total Agency MBS:	$6,530,592	100.0%	$6,485,801	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 5 to the accompanying unaudited consolidated financial statements.

At March 31, 2010, our total Agency MBS portfolio had a weighted average coupon of 4.88%. The average coupon of the adjustable-rate securities was 4.05%, the hybrid securities average coupon was 5.10%, the fixed-rate securities average coupon was 5.77% and the CMO floaters average coupon was 1.04%. At December 31, 2009, our total Agency MBS portfolio had a weighted average coupon of 5.08%. The average coupon of the adjustable-rate securities was 4.11%, the hybrid securities average coupon was 5.35%, the fixed-rate securities average coupon was 5.79% and the CMO floaters average coupon was 1.04%.

At March 31, 2010, the average amortized cost of our Agency MBS was 101.94%, the average amortized cost of our adjustable-rate securities was 102.14% and the average amortized cost of our fixed-rate securities was 100.41%. Relative to our Agency MBS portfolio at March 31, 2010, the average interest rate on outstanding repurchase agreements was 0.23% and the average days to maturity was 36 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.80% and the weighted average term to next rate adjustment was 322 days.

At December 31, 2009, the average amortized cost of our Agency MBS was 101.92%, the average amortized cost of our adjustable-rate securities was 102.14% and the average amortized cost of our fixed-rate securities was 100.40%. Relative to our Agency MBS portfolio at December 31, 2009, the average interest rate on outstanding repurchase agreements was 0.24% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.88% and the weighted average term to next rate adjustment was 309 days.

At March 31, 2010 and December 31, 2009, the unamortized net premium paid for our Agency MBS was $120.5 million and $118 million, respectively.

At March 31, 2010, the current yield on our Agency MBS portfolio was 4.79%, based on a weighted average coupon of 4.88% divided by the average amortized cost of 101.94%. At December 31, 2009, the current yield on our Agency MBS portfolio was 4.98%, based on a weighted average coupon of 5.08% divided by the average amortized cost of 101.92%.

One of the factors that impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, or CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS Portfolio

At March 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $5.3 million of floating-rate CMOs with an average coupon of 0.49%, which were acquired at par value. At December 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $4.7 million of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At March 31, 2010, the fair value of our Non-Agency MBS portfolio increased to approximately $5.3 million, from a fair value of approximately $4.7 million at December 31, 2009. The detail is shown on page 17 to the accompanying unaudited consolidated financial statements.

At March 31, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

We received valuations at March 31, 2010 and December 31, 2009 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and consider the fair value measurement a Level 3 input at March 31, 2010 and December 31, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 5 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
Non-Agency MBS at fair value	$5.3 million	$4.7 million
Principal balance of Non-Agency MBS	$40.92 million	$41.79 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	68.2%	69.7%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	73%	73%

California loans(1)	69%	69%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	11.1%	13.1%

Loans in foreclosure(1)	17.8%	16.5%
Real estate owned (REO)(1)(2)	3.5%	3.5%
Total seriously delinquent(1)(3)	30.4%	27.2%
Realized losses (as percentage of original collateral balance)	4.4%	3.6%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	5.0%	6.0%
Average securitization principal of Anworth-owned tranches	16.3%	16.1%
Average securitization principal senior to Anworth-owned tranches	78.7%	77.9%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at March 31, 2010 and December 31, 2009.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swap agreements, which are intended to hedge our exposure to rising interest rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. The hedging rules that exclude certain hedging income from the computation of the 95% income test have been extended to exclusion under the 75% income test as well. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2010, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.27 billion and an average maturity of 2.0 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2010, there were unrealized losses of approximately $81.3 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 5 and 11 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $5.3 billion at March 31, 2010. As collateral for these repurchase agreements, we pledged approximately $5.7 billion in Agency MBS. Our other significant source of funds for the three months ended March 31, 2010 consisted of payments of principal from our Agency MBS portfolio in the amount of $449 million.

For the three months ended March 31, 2010, there was a net decrease in cash and cash equivalents of approximately $977 thousand. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2010 was approximately $144.2 million. This is comprised primarily of net income of $33.2 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $12.3 million and the amortization of restricted stock of $70 thousand. Net cash provided by operating activities also included a decrease in interest receivable of approximately $1.7 million and an increase in accrued expenses of approximately $98.8 million (due primarily to an increase in payable for securities purchased), partially offset by a decrease in accrued interest payable of approximately $1.3 million and a decrease in prepaid expenses of approximately $593 thousand;

•

Net cash used in investing activities for the three months ended March 31, 2010 was approximately $80 million, which consisted of purchases of Agency MBS of approximately $530.2 million, partially offset by $449.3 million from principal payments on Agency MBS and $869 thousand from principal payments on Non-Agency MBS; and

•

Net cash used in financing activities for the three months ended March 31, 2010 was approximately $65.2 million. This consisted of borrowings on repurchase agreements of approximately $7.194 billion, partially offset by repayments on repurchase agreements of approximately $7.241 billion. This also included net proceeds from common stock issued of approximately $19.1 million, less dividends paid of $32.3 million on common stock, dividends paid of approximately $1.4 million on preferred stock and retirement of treasury stock of approximately $3.5 million.

Relative to our Agency MBS portfolio at March 31, 2010, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from two days to three months. At March 31, 2010, we had borrowed funds under repurchase agreements with 16 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2010 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 5.5x at December 31, 2009 to 5.35x at March 31, 2010.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and monthly payments of principal and interest on our MBS portfolio. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents. A large negative change in the market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

During the three months ended March 31, 2010, we raised approximately $19.1 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Preferred Stock and Series B Preferred Stock. During the three months ended March 31, 2010, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock. During the three months ended March 31, 2010, there were three transactions to convert an aggregate of 6,700 shares of Series B Preferred Stock into an aggregate of 21,105 shares of our common stock (based on the then-current conversion rate of 3.1505).

During the three months ended March 31, 2010, we did not issue any shares of common stock or preferred stock under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 8 to the accompanying unaudited consolidated financial statements).

During the three months ended March 31, 2010, we repurchased (as more fully described in Note 8 to the accompanying unaudited consolidated financial statements) 513 thousand shares of our common stock at a weighted average price of $6.84 per share. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended March 31, 2010 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2009.

Off-balance Sheet Arrangements

At March 31, 2010, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2010 was $929 million. Common stockholders’ equity was approximately $880 million, or a book value of $7.46 per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are temporary, they do not impact GAAP income or taxable income but rather are reflected on our consolidated balance sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $141.5 million, or 2.25% of the amortized cost of our Agency MBS, at March 31, 2010. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $81.3 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $1.9 million, constitutes the total “Accumulative other comprehensive income” of approximately $62.1 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be in accordance with GAAP.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited consolidated financial statements. In preparing these unaudited consolidated financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the unaudited consolidated financial statements, giving due consideration to materiality. We do not believe that there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. Nevertheless, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (e.g., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income. For more detail on the fair value of our securities, see Note 5 to the accompanying unaudited consolidated financial statements.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our consolidated balance sheets at their fair value based on values obtained from large financial institutions who are considered market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our consolidated balance sheets, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 5 and 11 to the accompanying unaudited consolidated financial statements.

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

Subsequent Events

On April 15, 2010, we declared a common stock dividend of $0.27 per share, which is payable on May 26, 2010 to our holders of record of common stock as of the close of business on April 30, 2010.

On April 15, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on July 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on June 30, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on May 3, 2010 from 3.1505 shares of our common stock to 3.2317 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.03 and (2) the annualized common stock dividend yield was 15.3737%.

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

At March 31, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$757,000	11.6%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	411,165	6.3	5,312,000	100.0%
Greater than 3 months and less than 1 year	1,339,885	20.5	—
Greater than 1 year and less than 2 years	1,369,428	20.9	—	—
Greater than 2 years and less than 3 years	1,633,815	25.0	—	—
Greater than 3 years and less than 5 years	1,024,623	15.7	—	—

Total:	$6,535,916	100.0%	$5,312,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$846,774	13.1%	$—	—
Adjustable-Rate Investments/Obligations:
Less than 3 months	302,345	4.7	5,359,000	100.0%
Greater than 3 months and less than 1 year	1,343,012	20.7	—	—
Greater than 1 year and less than 2 years	1,414,173	21.8	—	—
Greater than 2 years and less than 3 years	1,422,397	21.9	—	—
Greater than 3 years and less than 5 years	1,161,842	17.8	—	—

Total:	$6,490,543	100.0%	$5,359,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2010, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 24 months while our borrowings had a weighted average term to next rate adjustment of 36 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 322 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past year, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2010, we had unrestricted cash of $835 thousand and $719 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at March 31, 2010 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Changes in Projected Net Interest Income equals the change that would occur in the calculated Projected Net Interest Income for the next twelve months relative to the 0% change scenario if interest rates were to instantaneously parallel shift to and remain at the stated level for the next twelve months.

Changes in Projected Portfolio Value equals the change in the value of our assets that we carry at fair value and any change in the value of any derivative instruments or hedges, such as interest rate swap agreements. We acquire interest rate-sensitive assets and fund them with interest rate-sensitive liabilities. We generally plan to retain such assets and the associated interest rate risk to maturity.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–39.6%	–0.8%
–1%	–16.8%	0.2%
0%	—	—
1%	–7.4%	–1.9%
2%	–19.9%	–4.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 83.9% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at March 31, 2010. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At March 31, 2010, the aggregate notional amount of the interest rate swap agreements was $2.27 billion and the weighted average maturity was 2.0 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	11.6%	0.5%
–1%	34.4%	0.9%
0%	—	—
1%	28.6%	–2.5%
2%	3.9%	–5.7%

Item 4.	Controls and Procedures

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

The following risk factors in our Annual Report on Form 10-K for the year ended December 31, 2009 have been modified as follows. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

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

On February 10, 2010, Fannie Mae and Freddie Mac announced their intention to purchase delinquent loans from certain mortgage pools guaranteed by them. For purposes of these purchases, delinquent loans are those that are 120 days or greater delinquent as of the measurement date. Freddie Mac estimated the amount of such mortgage loans at nearly $70 billion as of the end of December 2009. Fannie Mae estimated the amount of such mortgage loans at approximately $127 billion as of the end of December 2009. These purchases may increase prepayment rates on our Agency MBS, which could negatively impact our results of operations and financial condition. The magnitude of the effect of these repurchases on a particular Agency MBS will depend upon the composition of the mortgage pool underlying each Agency MBS, although for many Agency MBS the effect is expected to be significant.

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

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase up to $700 billion of certain assets and equity from financial institutions. Under the TARP, the U.S. government has invested approximately $250 billion into hundreds of the country’s banks. In November 2008, after using a significant portion of the funds available under TARP to make preferred equity investments in certain financial institutions, the Secretary of the U.S. Treasury announced that following enactment of EESA, the U.S. Treasury had continued to examine the relative benefits of purchasing illiquid mortgage-related assets and had determined that its assessment at that time was that such purchases were not the most effective way to use limited TARP funds. However, the Secretary of the U.S. Treasury indicated that it would continue to examine whether targeted forms of asset purchase can play a useful role, relative to other potential uses of TARP resources.

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in Agency MBS and on March 18, 2009 it was announced that the program would be expanded to purchase up to $1.25 trillion of Agency MBS. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008 and purchases of residential MBS began on January 5, 2009. In March 2010, the Federal Reserve completed its agency securities purchase program. As a result of the Federal Reserve’s completion of its agency securities purchase program, spreads for mortgage-backed securities may widen, negatively impacting the carrying values of our portfolio. We cannot predict whether or when such actions may occur, and such actions could have a dramatic impact on our business, results of operations and financial condition.

The U.S. Government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies have taken and are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, which could adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2010. Please see the discussion of our procedures in our most recent proxy statement.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of Anworth (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description
10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4*	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

Exhibit Number	Description
10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10*	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 12, 2009)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Date: May 4, 2010	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Chief Executive Officer)

Date: May 4, 2010	/S/ THAD M. BROWN
Thad M. Brown (Chief Financial Officer and Principal Accounting Officer)