Form 10-Q
period 2010-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2010-08-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 4, 2010, the registrant had 117,947,729 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,433,660	$5,749,849
Agency MBS at fair value	701,889	725,174
Paydowns receivable	13,078	10,778

	6,148,627	6,485,801
Non-Agency MBS:
Non-Agency MBS at fair value	5,080	4,742
Cash and cash equivalents	473	1,812
Reverse repurchase agreements	70,500	0
Interest and dividends receivable	23,616	28,818
Derivative instruments at fair value	0	2,059
Prepaid expenses and other	10,689	3,416

Total Assets:	$6,258,985	$6,526,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,668	$20,838
Repurchase agreements	5,090,000	5,359,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	88,644	82,811
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	430	433
Dividends payable on common stock	29,257	32,305
Payable for securities purchased	72,075	61,123
Accrued expenses and other	4,028	2,436

Total Liabilities:	$5,344,493	$5,597,337

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($27,500 and $27,700, respectively); 1,102 and 1,108 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$25,644	$25,803

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 117,028 and 115,563 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	1,170	1,156
Additional paid-in capital	1,026,976	1,016,821
Accumulated other comprehensive gain consisting of unrealized losses and gains	64,586	84,259
Accumulated deficit	(249,281)	(244,125)

Total Stockholders’ Equity:	$888,848	$903,508

Total Liabilities and Stockholders’ Equity:	$6,258,985	$6,526,648

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Interest on Agency MBS	$54,340	$67,111	$115,491	$134,006
Interest on Non-Agency MBS	60	72	108	147
Other income	19	67	28	112

	54,419	67,250	115,627	134,265

Interest expense:
Interest expense on repurchase agreements	24,264	28,796	47,963	60,834
Interest expense on junior subordinated notes	322	402	627	857

	24,586	29,198	48,590	61,691

Net interest income	29,833	38,052	67,037	72,574

Net gain on derivative instruments	0	0	0	107
Expenses:
Compensation, incentive compensation and benefits	(2,417)	(3,116)	(5,615)	(6,177)
Write-down of Lehman receivable	(674)	0	(674)	0
Other expenses	(931)	(906)	(1,688)	(1,733)

Total expenses	(4,022)	(4,022)	(7,977)	(7,910)

Net income	25,811	34,030	59,060	64,771

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(2,022)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(430)	(471)	(861)	(942)

Net income to common stockholders	$24,370	$32,548	$56,177	$61,807

Basic earnings per common share	$0.21	$0.32	$0.48	$0.62
Diluted earnings per common share	$0.21	$0.31	$0.47	$0.61
Basic weighted average number of shares outstanding	117,541	102,344	117,152	99,177
Diluted weighted average number of shares outstanding	121,101	105,849	120,712	102,682

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non- Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)		$903,508

Issuance of common stock		2,901		29	19,230						19,259
Retired treasury stock		(513)		(5)	(3,511)						(3,516)
Other comprehensive income (loss), fair value adjustments						(23,751)	1,451	189		(22,111)	(22,111)
Net income									33,249	33,249	33,249

Comprehensive income										$11,138

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(430)		(430)

Balance, March 31, 2010	1,876	117,951	$45,397	$1,180	$1,032,610	$141,499	$1,943	$(81,294)	$(212,317)		$929,018

Issuance of common stock		1,624		16	10,785						10,801
Retired treasury stock		(2,547)		(26)	(16,489)						(16,515)
Other comprehensive income (loss), fair value adjustments						9,531	864	(7,958)		2,437	2,437
Net income									25,811	25,811	25,811

Comprehensive income										$28,248

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(430)		(430)
Dividend declared - $0.27 per common share									(32,076)		(32,076)
Dividend declared - $0.25 per common share									(29,257)		(29,257)

Balance, June 30, 2010	1,876	117,028	$45,397	$1,170	$1,026,976	$151,030	$2,807	$(89,252)	$(249,280)		$888,848

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating Activities:
Net income	$25,811	$34,030	$59,060	$64,771
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	12,439	4,155	24,779	8,646
(Gain) on derivative instruments	0	0	0	(107)
Amortization of restricted stock	70	70	141	141
Write-down of Lehman receivable	674	0	674	0
Changes in assets and liabilities:
Decrease in interest receivable	3,512	1,588	5,202	1,000
(Increase) in prepaid expenses and other	(7,354)	(2,924)	(7,947)	(3,314)
Increase (decrease) in accrued interest payable	2,285	(2,636)	954	(2,656)
(Decrease) increase in accrued expenses and payable for securities purchased	(86,235)	2,130	12,543	3,965

Net cash (used in) provided by operating activities	$(48,798)	$36,413	$95,406	$72,446

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(692,875)	$0	$(1,223,070)	$(445,547)
Principal payments	1,071,933	262,889	1,521,243	473,080
Available-for-sale Non-Agency MBS:
Principal payments	1,109	600	1,977	1,144
Purchase of reverse repurchase agreements	(70,500)	(79,000)	(70,500)	(79,000)

Net cash provided by (used in) investing activities	$309,667	$184,489	$229,650	$(50,323)

Financing Activities:
Borrowings from repurchase agreements	$7,032,600	$6,744,000	$14,226,950	$14,624,000
Repayments on repurchase agreements	(7,254,600)	(7,042,000)	(14,495,950)	(14,802,000)
Proceeds from common stock issued, net	10,801	23,986	29,901	81,325
Series A Preferred stock dividends paid	(1,011)	(1,011)	(2,022)	(2,022)
Series B Preferred stock dividends paid	(430)	(471)	(861)	(942)
Common stock dividends paid	(32,076)	(30,493)	(64,381)	(53,938)
Treasury stock	(16,515)	0	(20,032)	0

Net cash (used in) provided by financing activities	$(261,231)	$(305,989)	$(326,395)	$(153,577)

Net decrease in cash and cash equivalents	$(362)	$(85,087)	$(1,339)	$(131,454)
Cash and cash equivalents at beginning of period	835	85,603	1,812	131,970

Cash and cash equivalents at end of period	$473	$516	$473	$516

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,301	$31,835	$47,636	$64,349

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net income	$25,811	$34,030	$59,060	$64,771

Available-for-sale Agency MBS, fair value adjustment	9,531	38,901	(14,220)	102,622
Available-for-sale Non-Agency MBS, fair value adjustment	864	(225)	2,315	(365)
Unrealized (losses) gains on cash flow hedges	(28,792)	5,877	(49,277)	(151)
Reclassification adjustment for gains on derivative instruments	0	0	0	(107)
Reclassification adjustment for interest expense included in net income	20,834	20,190	41,508	37,511

	2,437	64,743	(19,674)	139,510

Comprehensive income	$28,248	$98,773	$39,386	$204,281

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Reverse Repurchase Agreements

Securities purchased under agreements to resell (“reverse repurchase agreements”), although legally structured as a purchase and subsequent resale, are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us. It is our policy to generally take possession of securities purchased under agreements to resell at the time such agreements are made. We use these agreements as a means of investing excess cash.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	36	$240,813	$(1,847)	325	$270,179	$(5,714)	361	$510,992	$(7,561)

December 31, 2009

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	48	$895,549	$(4,334)	360	$352,040	$(7,327)	408	$1,247,589	$(11,661)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and recent pricing that is reflective of the liquidity and credit problems surrounding the mortgage markets generally and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2010.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Credit Risk

At June 30, 2010, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2010 relative to any tax positions taken prior to January 1, 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2010. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The computation of EPS for the three and six months ended June 30, 2010 and June 30, 2009 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share

For the three months ended June 30, 2010
Basic EPS	$24,370	117,541	$0.21
Effect of dilutive securities(1)	430	3,560	0

Diluted EPS	$24,800	121,101	$0.21

For the three months ended June 30, 2009
Basic EPS	$32,548	102,344	$0.32
Effect of dilutive securities(2)	471	3,505	(0.01)

Diluted EPS	$33,019	105,849	$0.31

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share

For the six months ended June 30, 2010
Basic EPS	$56,177	117,152	$0.48
Effect of dilutive securities(1)	861	3,560	(0.01)

Diluted EPS	$57,038	120,712	$0.47

For the six months ended June 30, 2009
Basic EPS	$61,807	99,177	$0.62
Effect of dilutive securities(2)	942	3,505	(0.01)

Diluted EPS	$62,749	102,682	$0.61

(1)	During the three and six months ended June 30, 2010, diluted earnings per common share included the assumed conversion of 1.102 million shares of Series B Preferred Stock at the then-current conversion rate of 3.2317 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the three and six months ended June 30, 2009, diluted earnings per common share included the assumed conversion of 1.206 million shares of Series B Preferred Stock at the then-current conversion rate of 2.9075 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets,” or SFAS 166, and SFAS No. 167, “Amendments to FASB Interpretation No. 46 (R),” or SFAS 167. SFAS 166 is a revision to ASC 860-10 and requires greater disclosure about transfers of financial assets, including securitization transactions, and about companies having on-going exposure to the risks related to transferred financial assets. It eliminates the concept of “a qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to ASC 810-10 and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS 166 and SFAS 167 are effective beginning January 1, 2010. On December 23, 2009, the FASB issued two updates, Accounting Standards Updates, or ASU, No. 2009-16, “Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets” and ASU No. 2009-17, “Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” These two ASUs were issued to incorporate the above June 2009 pronouncements into the accounting standards codification. We have adopted these two new standards and updates and they did not have a material impact on our financial statements.

On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820, “Fair Value Measurements and Disclosures,” to require additional disclosure about transfers in and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC 820’s existing guidance requires entities to provide fair value measurement disclosures by “major category of assets and liabilities.” This ASU requires entities to provide fair value measurements for each class of assets and liabilities. When providing disclosures for equity and debt securities, entities should determine “class” on the basis of the nature and risks of the securities. In determining the nature and risks of the securities, entities should consider activity or business sector, vintage, geographic concentration, credit quality, and economic characteristics. This ASU requires an entity, in determining the appropriate classes of assets and liabilities to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (i.e. Level 1, 2 or 3). This ASU became effective for our financial statements for the quarter ending March 31, 2010 and it did not have a material impact on our financial statements.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2010, we had lent approximately $71 million to a counterparty as a means of investing excess cash. These investments were in an overnight reverse repurchase agreement. This amount is carried at its principal, which approximates fair value. The interest rate was 0.12% The collateral for this loan was U.S. Treasury securities with an aggregate fair value of approximately $71 million. At December 31, 2009, there were no reverse repurchase agreements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2010 and December 31, 2009, which are carried at their fair value (amounts in thousands):

June 30, 2010

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS

Amortized cost	$20,587	$999,474	$4,964,458	$5,984,519
Paydowns receivable	0	13,078	0	13,078
Unrealized gains	16	48,558	110,017	158,591
Unrealized losses	(196)	(1,306)	(6,059)	(7,561)

Fair value	$20,407	$1,059,804	$5,068,416	$6,148,627

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS

Amortized cost	$1,645,862	$3,682,022	$651,681	$4,954	$5,984,519
Paydowns receivable	4,248	8,830	0	0	13,078
Unrealized gains	23,166	87,943	47,475	7	158,591
Unrealized losses	(6,182)	(1,378)	0	(1)	(7,561)

Fair value	$1,667,094	$3,777,417	$699,156	$4,960	$6,148,627

Non-Agency MBS	Total Non-Agency MBS

Amortized cost	$2,273
Paydowns receivable	0
Unrealized gains	2,807
Unrealized losses	0

Fair value	$5,080

At June 30, 2010, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.59%, which were acquired at par value. Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

At June 30, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

December 31, 2009

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS

Amortized cost	$22,238	$1,294,667	$4,992,868	$6,309,773
Paydowns receivable	0	10,778	0	10,778
Unrealized gains	10	46,884	130,017	176,911
Unrealized losses	(302)	(1,881)	(9,478)	(11,661)

Fair value	$21,946	$1,350,448	$5,113,407	$6,485,801

Agency MBS (By Security Type)	ARMs	Hybrids	Fixed-Rate	Floating-Rate CMOs	Total Agency MBS

Amortized cost	$1,622,821	$3,875,217	$806,020	$5,715	$6,309,773
Paydowns receivable	2,937	7,841	0	0	10,778
Unrealized gains	17,298	118,859	40,754	0	176,911
Unrealized losses	(8,103)	(3,505)	0	(53)	(11,661)

Fair value	$1,634,953	$3,998,412	$846,774	$5,662	$6,485,801

Non-Agency MBS	Total Non-Agency MBS

Amortized cost	$4,250
Unrealized gains	492

Fair value	$4,742

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

At June 30, 2010 and December 31, 2009, the repurchase agreements had the following balances (in thousands), weighted average maturities and weighted average interest rates:

	June 30, 2010		December 31, 2009
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$0	0.00%	$0	0.00%
Less than 30 days	2,410,000	0.27	2,427,000	0.24%
30 days to 90 days	2,580,000	0.29	2,932,000	0.24%
Over 90 days to less than 1 year	100,000	0.30	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$5,090,000	0.28%	$5,359,000	0.24%

Weighted average maturity	38 days		38 days
Weighted average term to maturity (after accounting for swap agreements)	396 days		309 days
Weighted average borrowing rate (after accounting for swap agreements)	1.86%		1.88%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$5,433,660		$5,749,849

One of our former repurchase agreement counterparties, Lehman Brothers, Inc. is in a bankruptcy proceeding. During the second quarter of 2010, Lehman Brothers, Inc. filed with the bankruptcy court its plan of reorganization. The plan listed the various nature and type (secured vs. unsecured) of the claims involved for each Lehman entity and the estimated recovery, ranging from 15% to 44% for unsecured claims. A motion was filed by several creditors opposing the plan and requesting that the various Lehman entities be consolidated as one entity under the plan. It is the belief of these creditors that this would increase the estimated recoveries, but no value has been placed on this. As the bankruptcy court has not yet ruled on the plan, this motion or the nature or type of any particular claim, we believe it is appropriate to write-down this receivable to approximately $289 thousand, which represents 15% of our original claim. At June 30, 2010, the receivable from Lehman Brothers, Inc. of $289 thousand is carried in “Other assets” on our consolidated balance sheets.

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

NOTE 6. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At June 30, 2010 and December 31, 2009, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non- binding indications of value from brokers who make markets in Non-Agency MBS and also observe market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At June 30, 2010 and December 31, 2009, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at June 30, 2010 and December 31, 2009 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continued to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we were able to observe, we placed more weight on the third party pricing service valuation as it was both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at June 30, 2010 and December 31, 2009.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2010, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Agency MBS(1)	$0	$6,148,627	$0	$6,148,627
Non-Agency MBS(2)	$0	$0	$5,080	$5,080
Liabilities:
Derivative instruments(3)	$0	$88,644	$0	$88,644

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the unaudited consolidated financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3 in the unaudited consolidated financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the unaudited consolidated financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2010 and December 31, 2009, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at March 31, 2010	$5,324
Principal paydowns	(1,108)
Unrealized gains recognized in other comprehensive income	864
Unrealized losses	0

Balance at June 30, 2010	$5,080

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

NOTE 8. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before our common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. Through June 30, 2010, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.2317 shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. We may exercise our Company Conversion Option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of our Company Conversion Option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2010, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended June 30, 2010, there were no transactions to convert shares of Series B Preferred Stock into shares of our common stock. During the three months ended June 30, 2010, we did not issue any shares of Series B Preferred Stock. At June 30, 2010, there were 1.102 million shares of Series B Preferred Stock outstanding.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2010, our authorized capital included 200 million shares of common stock, of which 117,027,665 shares were issued and outstanding.

At June 30, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules. During the three months ended June 30, 2010, we had repurchased a total of 2,547,616 shares at a weighted average price of $6.46 per share under this program. From February 1, 2010 through June 30, 2010, we had repurchased an aggregate of 3,060,616 shares at a weighted average price of $6.52 per share under this program.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended June 30, 2010, we did not sell any shares of our common stock or preferred stock under the Program. At June 30, 2010, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended June 30, 2010, we issued approximately 1.624 million shares of common stock under the 2009 Plan, resulting in proceeds to us of approximately $10.8 million. At June 30, 2010, there were approximately 15.5 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At June 30, 2010, the entire amount remained available for issuance under the registration statement.

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

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At June 30, 2010, the Threshold Return was 4.53%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At June 30, 2010, the incentive compensation accrual carry forward was a negative $9.1 million, which was reduced from a negative $10.4 million at March 31, 2010 and a negative $12.2 million at December 31, 2009. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	15% for the average net worth between $50 million and $100 million;

•	10% for the average net worth between $100 million and $200 million; and

•	5% for the average net worth in excess of $200 million.

During the three months ended June 30, 2010 and June 30, 2009, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the Company’s execution of our business and strategic plans. During the three months ended June 30, 2010, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $54.16 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2010, we paid approximately $76 thousand and $158 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three and six months ended June 30, 2009, we paid $86 thousand and $166 thousand, respectively, in rent and related expenses to PIA under this sublease.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2010, the future minimum lease commitment was as follows (in whole dollars):

Year	2010	2011	2012	Total Commitment
Commitment	$153,401	$311,414	$158,012	$622,827

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended on December 29, 2008. Under the administrative services agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 7 basis points on the first $225 million of stockholders’ equity, 5 basis points on the next $450 million of stockholders’ equity and 3.5 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $84 thousand and $167 thousand, respectively, paid to PIA in connection with this agreement during the three and six months ended June 30, 2010. During the three and six months ended June 30, 2009, we paid fees of $79 thousand and $141 thousand, respectively, to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. At June 30, 2010, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $364,874.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2010, 721,616 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three months ended June 30, 2010 and June 30, 2009, we expensed approximately $51 thousand and $51 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. There were no awards of DERs granted during 2007. On February 22, 2008, a grant of an aggregate of 300 thousand DERs under the DER Plan was issued to our employees and officers. On December 22, 2008, a grant of an aggregate of 150 thousand DERs under the DER Plan was issued to our employees and officers. On December 16, 2009, a grant of an aggregate of 50 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended June 30, 2010 we paid or accrued $125 thousand as compensation related to DERs granted. During the three months ended June 30, 2009, we paid or accrued approximately $144 thousand as compensation related to DERs granted.

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2010, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.47 billion and a weighted average maturity of 2.2 years. During the three months ended June 30, 2010, one swap agreement with a notional amount of $100 million matured. During the three months ended June 30, 2010, we entered into five swap agreements with a notional amount of $300 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.788% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At June 30, 2010 and December 31, 2009, our swap agreements had the following notional amounts (in thousands), remaining term (in months) and weighted average interest rates:

	June 30, 2010			December 31, 2009
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months

Less than 12 months	$925,000	4.58%	7	$750,000	4.75%	7
1 year to 2 years	250,000	3.48	20	475,000	4.36	16
2 years to 3 years	645,000	3.75	30	520,000	3.92	29
3 years to 4 years	325,000	2.31	45	375,000	3.32	39
4 years to 5 years	325,000	2.55	59	200,000	2.43	52

	$2,470,000	3.68%	26	$2,320,000	4.06%	23

Swap Agreements by Counterparty

	June 30, 2010	December 31, 2009
	(in thousands)

Credit Suisse	$695,000	$695,000
Deutsche Bank Securities	575,000	825,000
Citigroup	400,000	400,000
Nomura Securities International	400,000	250,000
Morgan Stanley	150,000	0
J.P. Morgan Securities Inc.	100,000	100,000
Bank of New York	100,000	0
LBBW Securities, LLC	50,000	50,000

	$2,470,000	$2,320,000

For the six months ended June 30, 2010, there was an increase in unrealized losses of $7.8 million, from $81.5 million in unrealized losses at December 31, 2009 to $89.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $49.3 million and a reclassification adjustment for interest expense included in net income of $41.5 million).

At June 30, 2010, we had liability derivatives (shown on our unaudited consolidated balance sheets) of $88.6 million.

During the three months ended June 30, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three months ended June 30, 2010, the amount amortized into interest expense was approximately $65 thousand and the remaining amount at June 30, 2010 to be amortized was approximately $638 thousand. For the three months ended June 30, 2009, the amount amortized into interest expense was approximately $154 thousand.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Legal and accounting fees	$186	$158	$289	$370
Printing and stockholder communications	134	76	146	86
Directors and Officers insurance	108	109	218	238
Software and implementation	77	61	141	122
Administrative service fees	84	79	167	141
Rent and related expenses	76	86	158	166
Stock exchange and filing fees	57	49	116	99
Custodian fees	33	48	65	85
Sarbanes-Oxley consulting fees	3	16	39	48
Board of directors fees and expenses	74	122	147	188
Securities data services	27	27	54	53
Other	72	75	148	137

Total of other expenses:	$931	$906	$1,688	$1,733

NOTE 15. SUBSEQUENT EVENTS

On July 9, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on July 12, 2010 from 3.2317 shares of our common stock to 3.2990 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.16 and (2) the annualized common stock dividend yield was 13.9665%.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the yield curve; the availability of mortgage-backed securities for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; our ability to use borrowings to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; risks associated with investing in real estate assets, including changes in business conditions and the general economy; and management’s ability to manage our growth. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our earnings to stockholders without paying federal or state income taxes at the corporate level on the distributed earnings. At June 30, 2010, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, as amended, or the Code, cash, cash items and government securities) were greater than 90% of our total assets, as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. Greater than 99% of our 2009 revenue qualifies for both the 75% source of gross income test and the 95% source of gross income test under the REIT rules. At June 30, 2010, we believe we met all REIT requirements regarding the ownership of our common stock and distributions of our net income. Therefore, at June 30, 2010, we believe that we continued to qualify as a REIT under the provisions of the Code.

Credit and liquidity problems surrounding the mortgage markets and impacting the general economy have continued. This, along with other factors, created great uncertainty in the financial markets and the economic recession. General downward economic trends, reduced availability of credit, increased unemployment and concerns over the economy persist.

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

At June 30, 2010, we had total assets of $6.26 billion. Our Agency MBS portfolio, consisting of $6.15 billion, was distributed as follows: 27% adjustable-rate Agency MBS, 62% hybrid adjustable-rate Agency MBS, 11% fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $5.1 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at June 30, 2010 was approximately $840 million, or $7.18 per share. The $840 million equals total stockholders’ equity of $889 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $27.5 million and the proceeds from its sale of $25.6 million. For the three months ended June 30, 2010, we reported net income of $25.8 million. Net income to common stockholders was $24.4 million, or net income of $0.21 per diluted share, based on a weighted average of 121.1 million fully diluted shares outstanding, which consisted of net income of $25.8 million minus payment of preferred dividends of $1.4 million.

Recent Regulatory Developments

During the first quarter of 2010, Freddie Mac and Fannie Mae both announced that they would be repurchasing seriously delinquent mortgage loans from the MBS pools that they guarantee. These buyouts resulted in a higher level of principal prepayments on our MBS portfolio. Freddie Mac’s buyout program was substantially completed during the first quarter and was the primary factor causing the increase in portfolio CPR during the first quarter. Fannie Mae announced that its buyout activity would be conducted mostly during the second quarter of 2010. During the second quarter, the total of Agency MBS principal payments that we received was $1.072 billion, which compares with $449 million received during the first quarter.

In July 2010, the Dodd-Frank Financial Reform Bill (“the Wall Street Reform and Consumer Protection Act”) was passed by Congress and signed into law by President Obama. This legislation aims to restore responsibility and accountability to the U.S. financial system. It is unclear how this legislation may impact the financial environment, particularly for Agency MBS, repurchase agreements and interest rate swap agreements, as much of the Bill’s implementation has not yet been defined by the regulators.

Results of Operations

Three Months Ended June 30, 2010 Compared to June 30, 2009

For the three months ended June 30, 2010, our net income was $25.8 million. Our net income available to common stockholders was $24.4 million, or $0.21 per diluted share, based on a weighted average of 121.1 million fully diluted shares outstanding. This includes net income of $25.8 million minus the payment of preferred dividends of $1.4 million. For the three months ended June 30, 2009, our net income was $34.0 million. Our net income available to common stockholders was $32.5 million, or $0.31 per diluted share, based on a weighted average of 105.8 million fully diluted shares outstanding. This included net income of $34 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended June 30, 2010 totaled $29.8 million, or 44.6% of gross income, compared to $38.1 million, or 53.3% of gross income, for the three months ended June 30, 2009. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended June 30, 2010 was $54.4 million, compared to $67.3 million for the three months ended June 30, 2009, a decrease of 19.1% due primarily to an increase in premium amortization expense, a decrease in the weighted average coupons on Agency MBS (from 5.42% at June 30, 2009 to 4.50% at June 30, 2010), partially offset by an increase in the weighted average portfolio outstanding of approximately $5.97 billion at June 30, 2010 from approximately $5.36 billion at June 30, 2009. Interest expense for the three months ended June 30, 2010 was $24.6 million, compared to $29.2 million for the three months ended June 30, 2009, a decrease of 15.8%, which resulted from a decline in short-term interest rates.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (iv) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (v) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended June 30, 2010, premium amortization expense increased $8.28 million, or 199%, from $4.16 million during the three months ended June 30, 2009 to $12.44 million, due primarily to an increase in prepayments and an increase in the amortization of unearned premium on securities acquired in the latter part of 2009 and in 2010 at higher premiums.

The table below shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2010		2009
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	30%	48%	15%	17%

During the three months ended June 30, 2010 and June 30, 2009, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $4.0 million for the three months ended June 30, 2010, compared to $4.0 million for the three months ended June 30, 2009. Compensation costs decreased $699 thousand (due to a decrease in the accrual for bonus and incentive compensation), partially offset by the write-down of the Lehman receivable by $674 thousand and an increase in “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) of $25 thousand.

Six Months Ended June 30, 2010 Compared to June 30, 2009

For the six months ended June 30, 2010, our net income was $59.1 million. Our net income available to common stockholders was $56.2 million, or $0.47 per diluted share, based on a weighted average of 120.7 million fully diluted shares outstanding. This includes net income of $59.1 million minus the payment of preferred dividends of $2.9 million. For the six months ended June 30, 2009, our net income was $64.8 million. Our net income available to common stockholders was $61.8 million, or $0.61 per diluted share, based on a weighted average of 102.7 million fully diluted shares outstanding. This included net income of $64.8 million minus the payment of preferred dividends of $3 million.

Net interest income for the six months ended June 30, 2010 totaled $67.0 million, or 47.7% of gross income, compared to $72.6 million, or 50.8% of gross income, for the six months ended June 30, 2009. Interest income (net of premium amortization expense) for the six months ended June 30, 2010 was $115.6 million, compared to $134.3 million for the six months ended June 30, 2009, a decrease of 13.9% due primarily to an increase in premium amortization. Interest expense for the six months ended June 30, 2010 was $48.6 million, compared to $61.7 million for the six months ended June 30, 2009, a decrease of 21.2%, which resulted from a decline in short-term interest rates.

During the six months ended June 30, 2010, premium amortization expense increased $16.2 million, or 187%, from $8.65 million during the six months ended June 30, 2009 to $24.8 million, due primarily to an increase in prepayments and an increase in the amortization of unearned premium on securities acquired in the latter part of 2009 and in 2010 at higher premiums.

During the six months ended June 30, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness compared to a net gain on derivative instruments of approximately $107 thousand for the six months ended June 30, 2009. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $8.0 million for the six months ended June 30, 2010, compared to $7.9 million for the six months ended June 30, 2009. The increase of $67 thousand in total expenses was due primarily to the write-down of the Lehman receivable by $674 thousand, partially offset by a decrease in compensation costs of $562 thousand (due to a decrease in the accrual for bonus and incentive compensation) and a decrease in “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) of $45 thousand.

Financial Condition

Agency MBS Portfolio

At June 30, 2010, we held agency mortgage assets whose amortized cost was approximately $6.0 billion, consisting primarily of $5.33 billion of adjustable-rate Agency MBS, $652 million of fixed-rate Agency MBS and $5 million of floating-rate CMOs. This amount represents an approximate 5% decrease from the $6.31 billion held at December 31, 2009. Of the adjustable-rate Agency MBS owned by us, 31% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 69% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our Agency MBS owned at June 30, 2010 and December 31, 2009, classified by type of issuer (dollar amounts in thousands):

	June 30, 2010		December 31, 2009
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$5,068,416	82.4%	$5,113,407	78.8%
Freddie Mac (FHLMC)	1,059,804	17.3	1,350,448	20.8
Ginnie Mae (GNMA)	20,407	0.3	21,946	0.4

Total Agency MBS:	$6,148,627	100.0%	$6,485,801	100.0%

The following table classifies the fair value of our Agency MBS owned at June 30, 2010 and December 31, 2009 by type of interest rate index (dollar amounts in thousands):

	June 30, 2010		December 31, 2009
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$4,959	0.1%	$5,661	0.1%
Six-month LIBOR	101,696	1.7	138,715	2.1
One-year LIBOR	4,880,527	79.3	4,982,800	76.8
Six-month certificate of deposit	1,386	0.0	1,426	0.0
Six-month constant maturity treasury	530	0.0	559	0.0
One-year constant maturity treasury	429,311	7.0	476,461	7.4
Cost of Funds Index	31,062	0.5	33,405	0.5
Fixed-rate	699,156	11.4	846,774	13.1

Total Agency MBS:	$6,148,627	100.0%	$6,485,801	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009

Weighted Average Coupon:
Adjustable-rate	3.78%	4.11%
Hybrid adjustable-rate	4.59	5.35
Fixed-rate	5.75	5.79
CMOs	1.15	1.04

Total Agency MBS	4.50%	5.08%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.39%	102.14%
Fixed-rate	100.47	100.40

Total Agency MBS	102.17%	101.92%

Current yield (weighted average coupon divided by average amortized cost)	4.40%	4.98%

Relative to our Agency MBS portfolio at June 30, 2010, the average interest rate on outstanding repurchase agreements was 0.28% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.86% and the weighted average term to next rate adjustment was 396 days. Relative to our Agency MBS portfolio at December 31, 2009, the average interest rate on outstanding repurchase agreements was 0.24% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.88% and the weighted average term to next rate adjustment was 309 days.

At June 30, 2010 and December 31, 2009, the unamortized net premium paid for our Agency MBS was $127.8 million and $118 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At June 30, 2010, our Non-Agency MBS portfolio consisted of a fair value of $5.1 million of floating-rate CMOs with an average coupon of 0.59% which were acquired at par value. At December 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $4.8 million of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value.

At June 30, 2010, the fair value of our Non-Agency MBS portfolio increased to approximately $5.1 million from a fair value of approximately $4.8 million at December 31, 2009. The increase is due primarily to an increase in an unrealized gain of approximately $2.3 million, partially offset by principal paydowns of approximately $2.0 million.

At June 30, 2010, the two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

We received valuations at June 30, 2010 and December 31, 2009 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at June 30, 2010 and December 31, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009

Non-Agency MBS at fair value	$5.1 million	$4.7 million
Principal balance of Non-Agency MBS	$39.81 million	$41.79 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	66.4%	69.7%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	73%	73%

California loans(1)	69%	69%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	15.5%	13.1%

Loans in foreclosure(1)	18.2%	16.5%
Real estate owned (REO)(1)(2)	3.4%	3.5%
Total seriously delinquent(1)(3)	30.8%	27.2%
Realized losses (as percentage of original collateral balance)	5.6%	3.6%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	3.4%	6.0%
Average securitization principal of Anworth-owned tranches	16.6%	16.1%
Average securitization principal senior to Anworth-owned tranches	80.0%	77.9%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at June 30, 2010 and December 31, 2009.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swap agreements, which are intended to hedge our exposure to rising interest rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of those hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test and of the 95% gross income test have been extended to exclusion under the 75% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2010, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.47 billion and an average maturity of 2.2 years. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2010, there were unrealized losses of approximately $89.2 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $5.1 billion at June 30, 2010. As collateral for these repurchase agreements, we pledged approximately $5.43 billion in Agency MBS. Our other significant source of funds for the three months ended June 30, 2010 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.07 billion.

For the three months ended June 30, 2010, there was a net decrease in cash and cash equivalents of approximately $362 thousand. This consisted of the following components:

•

Net cash used in operating activities for the three months ended June 30, 2010 was approximately $48.8 million. This is comprised primarily of net income of $25.8 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $12.4 million, the amortization of restricted stock of $70 thousand and the write-down of the Lehman receivable by $674 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $86.2 million (due primarily to a decrease in payable for securities purchased) and an increase in prepaid expenses of approximately $7.4 million, partially offset by an increase in accrued interest payable of approximately $2.3 million and a decrease in interest receivable of approximately $3.5 million;

•

Net cash provided by investing activities for the three months ended June 30, 2010 was approximately $310 million which consisted of purchases of Agency MBS of approximately $693 million partially offset by $1.07 billion from principal payments on Agency MBS, $1.1 million from principal payments on Non-Agency MBS and purchases of reverse repurchase agreements of approximately $70.5 million; and

•

Net cash used in financing activities for the three months ended June 30, 2010 was approximately $261 million. This consisted of borrowings on repurchase agreements of approximately $7.03 billion partially offset by repayments on repurchase agreements of approximately $7.25 billion. This also included net proceeds from common stock issued of approximately $10.8 million less dividends paid of $32.1 million on common stock, dividends paid of approximately $1.4 million on preferred stock and retirement of treasury stock of approximately $16.5 million.

Relative to our Agency MBS portfolio at June 30, 2010, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to three months. At June 30, 2010, we had borrowed funds under repurchase agreements with 15 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2010 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 5.5x at December 31, 2009 to 5.35x at June 30, 2010.

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

During the three months ended June 30, 2010, we raised approximately $10.8 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At June 30, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Preferred Stock and Series B Preferred Stock. During the three months ended June 30, 2010, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock. During the three months ended June 30, 2010, there were no transactions to convert shares of Series B Preferred Stock into shares of our common stock.

During the three months ended June 30, 2010, we did not issue any shares of common stock or preferred stock under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements).

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules. During the three months ended June 30, 2010, we repurchased (as more fully described in Note 9 to the accompanying unaudited consolidated financial statements) a total of 2,547,616 shares of our common stock at a weighted average price of $6.46 per share under this program. From February 1, 2010 through June 30, 2010, we repurchased an aggregate of 3,060,616 shares at a weighted average price of $6.52 per share under this program. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended June 30, 2010 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2009.

Off-balance Sheet Arrangements

At June 30, 2010, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2010 was $889 million. Common stockholders’ equity was approximately $840 million or a book value of $7.18 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $151 million or 2.52% of the amortized cost of our Agency MBS at June 30, 2010. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $89.2 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $2.8 million, constitutes the total “Accumulative other comprehensive income” of approximately $64.6 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our consolidated balance sheets at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (e.g., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” to current-period income. For more detail on the fair value of our securities, see Note 6 to the accompanying unaudited consolidated financial statements.

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

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

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

Subsequent Events

On July 9, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 15, 2010 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on July 12, 2010 from 3.2317 shares of our common stock to 3.2990 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.16 and (2) the annualized common stock dividend yield was 13.9665%.

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

At June 30, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$699,156	11.4%	$0	0.0%
Adjustable-Rate Investments/Obligations:
Less than 3 months	412,152	6.7%	4,990,000	98.0%
Greater than 3 months and less than 1 year	1,264,982	20.6	100,000	2.0
Greater than 1 year and less than 2 years	1,029,434	16.7	0	0.0
Greater than 2 years and less than 3 years	1,114,921	18.1	0	0.0
Greater than 3 years and less than 5 years	1,633,062	26.5	0	0.0

Total:	$6,153,707	100.0%	$5,090,000	1000.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
Fixed-rate investments	$846,774	13.1%	$0	0.0%
Adjustable-Rate Investments/Obligations:
Less than 3 months	302,345	4.7	5,359,000	100.0%
Greater than 3 months and less than 1 year	1,343,012	20.7	0	0.0
Greater than 1 year and less than 2 years	1,414,173	21.8	0	0.0
Greater than 2 years and less than 3 years	1,422,397	21.9	0	0.0
Greater than 3 years and less than 5 years	1,161,842	17.8	0	0.0

Total:	$6,490,543	100.0%	$5,359,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	The Company assumes that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2010, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 28 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 396 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past year, there were continuing liquidity and credit concerns surrounding the mortgage markets and the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2010, we had unrestricted cash of $473 thousand and $707 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

General

Many assumptions are made to present the information in the tables below and, as such, there can be no assurance that assumed events will occur, or that other events will not occur, that would affect the outcomes; therefore, the tables below and all related disclosures constitute forward-looking statements. The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and net asset value should interest rates immediately change (are “shocked”). The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows associated with the portfolio of mortgage-related assets for each shock rate are calculated based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing interest rates.

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at June 30, 2010 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
-2%	-55.3%	-1.6%
-1%	-27.3%	-0.3%
0%	0%	0%
1%	-9.9%	-1.3%
2%	-23.2%	-3.5%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 61% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at June 30, 2010. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At June 30, 2010, the aggregate notional amount of the interest rate swap agreements was $2.47 billion and the weighted average maturity was 2.2 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
-2%	24.6%	0.1%
-1%	48.5%	0.5%
0%	0%	0%
1%	38.3%	-2.1%
2%	4.6%	-5.1%

Item 4.	Controls and Procedures

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

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K an our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 or those that are presently unforeseen could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased in prior quarter	513,000		513,000	5,337,000

Month #1 (April 1-30)	0	$0.00	0	5,337,000
Month #2 (May 1-31)	2,416,216	6.45	2,929,216	2,920,784
Month #3 (June 1-30)	131,400	6.75	3,060,616	2,789,384

Total shares purchased this quarter	2,547,616	$6.46		2,789,384

(1)	On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a) Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2010. Please see the discussion of our procedures in our most recent proxy statement.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of Anworth (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

Exhibit Number	Description

10.4*	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10*	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

Exhibit Number	Description

10.14	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Administrative Services Agreement dated December 29, 2008, between Anworth and PIA (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC on March 12, 2009)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 4, 2010	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 4, 2010	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)