Form 10-Q
period 2010-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2010-11-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

At November 4, 2010, the registrant had 120,838,231 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,611,089	$5,749,849
Agency MBS at fair value	1,147,648	725,174
Paydowns receivable	9,822	10,778

	6,768,559	6,485,801
Non-Agency MBS:
Non-Agency MBS at fair value	4,720	4,742
Cash and cash equivalents	1,820	1,812
Interest and dividends receivable	24,039	28,818
Derivative instruments at fair value	285	2,059
Prepaid expenses and other	15,407	3,416

Total Assets:	$6,814,830	$6,526,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,565	$20,838
Repurchase agreements	5,224,000	5,359,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	100,048	82,811
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	430	433
Dividends payable on common stock	27,431	32,305
Payable for securities purchased	489,935	61,123
Accrued expenses and other	5,608	2,436

Total Liabilities:	$5,906,408	$5,597,337

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($27,525 and $27,700, respectively); 1,101 and 1,108 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$25,629	$25,803

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 119,263 and 115,563 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	1,193	1,156
Additional paid-in capital	1,042,708	1,016,821
Accumulated other comprehensive gain consisting of unrealized losses and gains	47,309	84,259
Accumulated deficit	(253,814)	(244,125)

Total Stockholders’ Equity:	$882,793	$903,508

Total Liabilities and Stockholders’ Equity:	$6,814,830	$6,526,648

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Interest on Agency MBS	$50,174	$63,150	$165,665	$197,157
Interest on Non-Agency MBS	53	57	161	204
Other income	19	27	47	139

	50,246	63,234	165,873	197,500

Interest expense:
Interest expense on repurchase agreements	22,612	27,573	70,574	88,408
Interest expense on junior subordinated notes	340	357	968	1,214

	22,952	27,930	71,542	89,622

Net interest income	27,294	35,304	94,331	107,878

Net gain on derivative instruments	0	0	0	107
Expenses:
Compensation, incentive compensation and benefits	(2,417)	(2,849)	(8,032)	(9,026)
Write-down of Lehman receivable	0	0	(674)	0
Other expenses	(538)	(762)	(2,227)	(2,495)

Total expenses	(2,955)	(3,611)	(10,933)	(11,521)

Net income	24,339	31,693	83,398	96,464

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(430)	(487)	(1,290)	(1,429)

Net income to common stockholders	$22,898	$30,195	$79,075	$92,002

Basic earnings per common share	$0.19	$0.28	$0.67	$0.90
Diluted earnings per common share	$0.19	$0.27	$0.66	$0.88
Basic weighted average number of shares outstanding	117,923	109,125	117,412	102,529
Diluted weighted average number of shares outstanding	121,557	112,868	121,046	106,273

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non- Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)		$903,508

Issuance of common stock		2,901		29	19,230						19,259
Retired treasury stock		(513)		(5)	(3,511)						(3,516)
Other comprehensive income (loss), fair value adjustments						(23,751)	1,451	189		(22,111)	(22,111)
Net income									33,249	33,249	33,249
Comprehensive income										$11,138
Amortization of restricted stock					70						70
Dividend declared-$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared-$0.390625 per Series B preferred share									(430)		(430)

Balance, March 31, 2010	1,876	117,951	$45,397	$1,180	$1,032,610	$141,499	$1,943	$(81,294)	$(212,317)		$929,018

Issuance of common stock		1,624		16	10,785						10,801
Retired treasury stock		(2,547)		(26)	(16,489)						(16,515)
Other comprehensive income (loss), fair value adjustments						9,531	864	(7,958)		2,437	2,437
Net income									25,811	25,811	25,811

Comprehensive income										$28,248

Amortization of restricted stock					70						70
Dividend declared-$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared-$0.390625 per Series B preferred share									(430)		(430)
Dividend declared-$0.27 per common share									(32,076)		(32,076)
Dividend declared-$0.25 per common share									(29,257)		(29,257)

Balance, June 30, 2010	1,876	117,028	$45,397	$1,170	$1,026,976	$151,030	$2,807	$(89,252)	$(249,280)		$888,848

Issuance of common stock		2,640		27	18,357						18,384
Retired treasury stock		(405)		(4)	(2,695)						(2,699)
Other comprehensive income (loss), fair value adjustments						(6,893)	670	(11,054)		(17,277)	(17,277)
Net income									24,339	24,339	24,339

Comprehensive income										7,062

Amortization of restricted stock					70						70
Dividend declared-$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared-$0.390625 per Series B preferred share									(430)		(430)
Dividend declared-$0.23 per common share									(27,431)		(27,431)

Balance, September 30, 2010	1,876	119,263	$45,397	$1,193	$1,042,708	$144,137	$3,477	$(100,306)	$(253,813)		$882,793

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating Activities:
Net income	$24,339	$31,693	$83,398	$96,464
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	12,538	5,574	37,318	14,221
(Gain) on derivative instruments	0	0	0	(107)
Amortization of restricted stock	70	71	211	211
Write-down of Lehman receivable	0	0	674	0
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(423)	(1,743)	4,779	(743)
(Increase) decrease in prepaid expenses and other	(4,718)	3,298	(12,665)	(16)
(Decrease) increase in accrued interest payable	(1,038)	902	(84)	(1,754)
Increase in accrued expenses and payable for securities purchased	419,441	1,821	431,984	5,786

Net cash provided by operating activities	$450,209	$41,616	$545,615	$114,062

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(1,231,579)	$(846,966)	$(2,454,649)	$(1,292,513)
Principal payments	592,215	304,781	2,113,458	777,862
Available-for-sale Non-Agency MBS:
Principal payments	1,031	977	3,008	2,121
Payment of reverse repurchase agreements	70,500	79,000	0	0

Net cash (used in) investing activities	$(567,833)	$(462,208)	$(338,183)	$(512,530)

Financing Activities:
Borrowings from repurchase agreements	$7,017,350	$7,515,141	$21,244,300	$22,139,141
Repayments on repurchase agreements	(6,883,350)	(7,121,941)	(21,379,300)	(21,923,941)
Proceeds from common stock issued, net	18,369	61,973	48,270	143,298
Proceeds from Series B Preferred stock issued, net	0	996	0	996
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(430)	(471)	(1,291)	(1,413)
Common stock dividends paid	(29,257)	(34,154)	(93,639)	(88,093)
Treasury Stock	(2,700)		(22,731)

Net cash provided by (used in) financing activities	$118,971	$420,533	$(207,424)	$266,955

Net increase (decrease) in cash and cash equivalents	$1,347	$(59)	$8	$(131,513)
Cash and cash equivalents at beginning of period	473	516	1,812	131,970

Cash and cash equivalents at end of period	$1,820	$457	$1,820	$457

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,121	$27,184	$71,757	$91,533

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income	$24,339	$31,693	$83,398	$96,464

Available-for-sale Agency MBS, fair value adjustment	(6,893)	33,014	(21,113)	135,636
Available-for-sale Non-Agency MBS, fair value adjustment	670	288	2,985	(77)
Unrealized (losses) on cash flow hedges	(29,861)	(20,793)	(79,137)	(20,944)
Reclassification adjustment for gains on derivative instruments	0	0	0	(107)
Reclassification adjustment for interest expense included in net income	18,807	22,611	60,314	60,122

	(17,277)	35,120	(36,951)	174,630

Comprehensive income	$7,062	$66,813	$46,447	$271,094

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

The following table shows our investments’ gross unrealized losses and the fair value of those individual securities that were in a continuous unrealized loss position at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	53	$521,355	$(1,852)	326	$269,232	$(6,520)	379	$790,587	$(8,372)

December 31, 2009

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	48	$895,549	$(4,334)	360	$352,040	$(7,327)	408	$1,247,589	$(11,661)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2010.

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

Credit Risk

At September 30, 2010, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2010 relative to any tax positions taken prior to January 1, 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2010. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2005 and 2004, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share

For the three months ended September 30, 2010
Basic EPS	$22,898	117,923	$0.19
Effect of dilutive securities(1)	430	3,634	0.00

Diluted EPS	$23,328	121,557	$0.19

For the three months ended September 30, 2009
Basic EPS	$30,195	109,125	$0.28
Effect of dilutive securities(2)	487	3,743	(0.01)

Diluted EPS	$30,682	112,868	$0.27

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share

For the nine months ended September 30, 2010
Basic EPS	$79,075	117,412	$0.67
Effect of dilutive securities(1)	1,290	3,634	(0.01)

Diluted EPS	$80,365	121,046	$0.66

For the nine months ended September 30, 2009
Basic EPS	$92,002	102,529	$0.90
Effect of dilutive securities(2)	1,429	3,744	(0.02)

Diluted EPS	$93,431	106,273	$0.88

(1)	During the three and nine months ended September 30, 2010, diluted earnings per common share included the assumed conversion of 1.101 million shares of Series B Preferred Stock at the then-current conversion rate of 3.2990 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the three and nine months ended September 30, 2009, diluted earnings per common share included the assumed conversion of 1.246 million shares of Series B Preferred Stock at the then-current conversion rate of 3.0035 shares of common stock and adding back the Series B Preferred Stock dividend.

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

On January 21, 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements.” This ASU amends ASC 820, “Fair Value Measurements and Disclosures,” to require additional disclosure about transfers in and out of Levels 1 and 2 in the fair value hierarchy and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure requirements about the level of disaggregation and about inputs and valuation techniques used to measure fair value. ASC 820’s existing guidance requires entities to provide fair value measurement disclosures by “major category of assets and liabilities.” This ASU requires entities to provide fair value measurements for each class of assets and liabilities. When providing disclosures for equity and debt securities, entities should determine “class” on the basis of the nature and risks of the securities. In determining the nature and risks of the securities, entities should consider activity or business sector, vintage, geographic concentration, credit quality, and economic characteristics. This ASU requires an entity, in determining the appropriate classes of assets and liabilities to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (i.e. Level 1, 2 or 3). This ASU became effective for our financial statements for the quarter ending March 31, 2010 and thereafter and it did not have a material impact on our financial statements.

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

In July 2010, the FASB issued ASU 2010-20, “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. This ASU requires companies to provide more information in their disclosures about the credit quality and risk exposures of their financing receivables and the credit reserves held against them. This ASU will become effective for our financial statements for the quarter ending March 31, 2011. This ASU will not have an impact on our financial statements, as short-term receivables and receivables measured at fair value are exempt from this ASU and those are the only types of receivables we currently have.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At September 30, 2010, we did not have any reverse repurchase agreements outstanding. During the three months ended September 30, 2010, the maximum amount of reverse repurchase agreements outstanding was $102 million and the average amount outstanding was $10.4 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2009, there were no reverse repurchase agreements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2010 and December 31, 2009, which are carried at their fair value (amounts in thousands):

September 30, 2010

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS

Amortized cost	$19,940	$1,464,084	$5,130,576	$6,614,600
Paydowns receivable	0	9,822	0	9,822
Unrealized gains	19	43,204	109,286	152,509
Unrealized losses	(239)	(1,451)	(6,682)	(8,372)

Fair value	$19,720	$1,515,659	$5,233,180	$6,768,559

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS

Amortized cost	$1,666,975	$3,972,104	$297,355	$673,571	$4,595	$6,614,600
Paydowns receivable	4,991	4,831	0	0	0	9,822
Unrealized gains	24,503	87,518	9	40,444	35	152,509
Unrealized losses	(6,846)	(680)	(846)	0	0	(8,372)

Fair value	$1,689,623	$4,063,773	$296,518	$714,015	$4,630	$6,768,559

Non-Agency MBS	Total Non-Agency MBS

Amortized cost	$1,243
Unrealized gains	3,477

Fair value	$4,720

At September 30, 2010, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations (option-adjusted ARMs based on one-month LIBOR), or CMOs, with an average coupon of 0.50%, which were acquired at par value.

At September 30, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

December 31, 2009

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS

Amortized cost	$22,238	$1,294,667	$4,992,868	$6,309,773
Paydowns receivable	0	10,778	0	10,778
Unrealized gains	10	46,884	130,017	176,911
Unrealized losses	(302)	(1,881)	(9,478)	(11,661)

Fair value	$21,946	$1,350,448	$5,113,407	$6,485,801

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS

Amortized cost	$1,622,821	$3,875,217	$0	$806,020	$5,715	$6,309,773
Paydowns receivable	2,937	7,841	0	0	0	10,778
Unrealized gains	17,298	118,859	0	40,754	0	176,911
Unrealized losses	(8,103)	(3,505)	0	0	(53)	(11,661)

Fair value	$1,634,953	$3,998,412	$0	$846,774	$5,662	$6,485,801

Non-Agency MBS	Total Non-Agency MBS

Amortized cost	$4,250
Unrealized gains	492

Fair value	$4,742

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

At September 30, 2010 and December 31, 2009, the repurchase agreements had the following balances (in thousands), weighted average interest rates and weighted average maturities:

	September 30, 2010		December 31, 2009
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$0	0.00%	$0	0.00%
Less than 30 days	2,030,000	0.29	2,427,000	0.24
30 days to 90 days	3,194,000	0.28	2,932,000	0.24
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$5,224,000	0.28%	$5,359,000	0.24%

Weighted average maturity	43 days		38 days
Weighted average term to maturity (after accounting for swap agreements)	432 days		309 days
Weighted average borrowing rate (after accounting for swap agreements)	1.80%		1.88%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$5,611,089		$5,749,849

One of our former repurchase agreement counterparties, Lehman Brothers, Inc. is in a bankruptcy proceeding. At September 30, 2010, the receivable from Lehman Brothers, Inc. of $289 thousand is carried in “Other assets” on our consolidated balance sheets.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, at our option, in whole or in part, without penalty, after March 30, 2010 and April 30, 2010, respectively. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005. As of the date of this filing, we have not redeemed any of the notes or securities.

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

Our derivative assets and derivative liabilities are comprised of swap agreements, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. The fair value of these instruments is reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swap agreements and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts we would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and our credit worthiness.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At September 30, 2010 and December 31, 2009, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observe market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At September 30, 2010 and December 31, 2009, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at September 30, 2010 and December 31, 2009 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at September 30, 2010 and December 31, 2009.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At September 30, 2010, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Agency MBS(1)	$0	$6,768,559	$0	$6,768,559
Non-Agency MBS(2)	0	0	4,720	4,720
Derivative instruments(3)	0	285	0	285
Liabilities:
Derivative instruments(3)	$0	$100,048	$0	$100,048

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the unaudited consolidated financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3 in the unaudited consolidated financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the unaudited consolidated financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2010 and December 31, 2009, the carrying value approximates fair value.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at June 30, 2010	$5,080
Principal paydowns	(1,030)
Unrealized gains recognized in other comprehensive income	670
Unrealized losses	0

Balance at September 30, 2010	$4,720

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

The Series B Preferred Stock has no maturity date and is not redeemable. Through September 30, 2010, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.2990 shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2010, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended September 30, 2010, there was one transaction to convert 591 shares of Series B Preferred Stock into 1,909 shares of our common stock (at the then-current conversion rate of 3.2317). During the three months ended September 30, 2010, we did not issue any shares of Series B Preferred Stock. At September 30, 2010, there were 1.101 million shares of Series B Preferred Stock outstanding.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2010, our authorized capital included 200 million shares of common stock, of which 119,263,377 shares were issued and outstanding.

At September 30, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules. During the three months ended September 30, 2010, we had repurchased a total of 404,424 shares at a weighted average price of $6.65 per share under this program. From February 1, 2010 through September 30, 2010, we had repurchased an aggregate of 3,465,040 shares at a weighted average price of $6.54 per share under this program.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. During the three months ended September 30, 2010, we did not sell any shares of our common stock or preferred stock under the Cantor 2008 Sales Agreement. At September 30, 2010, there were 5,101,900 shares of common stock, 1,225,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended September 30, 2010, we issued approximately 2.638 million shares of common stock under the 2009 Plan, resulting in proceeds to us of approximately $18.364 million. At September 30, 2010, there were approximately 12.858 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At September 30, 2010, the entire amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.786 million shares under the plan. This amount includes 1.278 million shares of unexercised stock options and restricted stock.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the 2002 Incentive Plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At September 30, 2010, the Threshold Return was 3.81%.

Average net worth, as defined in the 2002 Incentive Plan, for any period is (i) the daily average of the cumulative net proceeds to date from all offerings of the Company’s equity securities, after deducting any underwriting discounts and commissions and other expenses and costs related to such offerings, plus (ii) the Company’s retained earnings computed by taking the average of such values at the end of each month during such period.

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At September 30, 2010, the incentive compensation accrual carry forward was a negative $7.8 million, which was reduced from a negative $9.1 million at June 30, 2010 and a negative $12.2 million at December 31, 2009. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended September 30, 2010 and September 30, 2009, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Performance-Based Bonus Pool Provisions

Under the terms of their employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams. As a result, they are eligible to participate in a performance-based bonus pool that is funded based on our return on average equity, or ROAE. ROAE is calculated as the twelve-month net income available to common stockholders, excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee of our board of directors, or the Compensation Committee, evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the execution of our business and strategic plans. During the three months ended September 30, 2010, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $55.78 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2010, we paid approximately $84 thousand and $242 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the three and nine months ended September 30, 2009, we paid $82 thousand and $248 thousand, respectively, in rent and related expenses to PIA under this sublease.

At September 30, 2010, the future minimum lease commitment was as follows (in whole dollars):

Year	2010	2011	2012	Total Commitment
Commitment	$76,701	$311,414	$158,012	$546,127

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The amended and restated administrative services agreement is for an initial term of one year and will renew for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate this agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $48 thousand and $214 thousand, respectively, paid to PIA in connection with this agreement during the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, we paid fees of $74 thousand and $215 thousand, respectively, to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. At September 30, 2010, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $364,874.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2010, 713,616 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three months ended September 30, 2010 and September 30, 2009, we expensed approximately $51 thousand and $51 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. On February 22, 2008, a grant of an aggregate of 300 thousand DERs under the DER Plan was issued to our employees and officers. On December 22, 2008, a grant of an aggregate of 150 thousand DERs under the DER Plan was issued to our employees and officers. On December 16, 2009, a grant of an aggregate of 50 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended September 30, 2010 we paid or accrued $115 thousand as compensation related to DERs granted. During the three months ended September 30, 2009, we paid or accrued approximately $126 thousand as compensation related to DERs granted.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2010, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.62 billion and a weighted average maturity of 2.3 years. During the three months ended September 30, 2010, one swap agreement with a notional amount of $100 million matured. During the three months ended September 30, 2010, we entered into four swap agreements with a notional amount of $250 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.21% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2010 and December 31, 2009, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term (in months):

	September 30, 2010			December 31, 2009
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months

Less than 12 months	$825,000	4.47%	5	$750,000	4.75%	7
1 year to 2 years	490,000	3.90	20	475,000	4.36	16
2 years to 3 years	405,000	3.40	29	520,000	3.92	29
3 years to 4 years	325,000	2.31	42	375,000	3.32	39
4 years to 5 years	575,000	2.11	58	200,000	2.43	52

	$2,620,000	3.41%	28	$2,320,000	4.06%	23

Swap Agreements by Counterparty

	September 30, 2010	December 31, 2009
	(in thousands)

Credit Suisse	$695,000	$695,000
Deutsche Bank Securities	625,000	825,000
Citigroup	400,000	400,000
Nomura Securities International	400,000	250,000
RBS Greenwich Capital	200,000	0
Morgan Stanley	150,000	0
J.P. Morgan Securities Inc.	0	100,000
Bank of New York	100,000	0
LBBW Securities, LLC	50,000	50,000

	$2,620,000	$2,320,000

For the nine months ended September 30, 2010, there was an increase in unrealized losses of $18.8 million, from $81.5 million in unrealized losses at December 31, 2009 to $100.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on cash flow hedges of $79.1 million and a reclassification adjustment for interest expense included in net income of $60.3 million).

At September 30, 2010, we had asset derivatives of $0.3 million and liability derivatives of $100 million (both shown on our unaudited consolidated balance sheets).

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended September 30, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three months ended September 30, 2010, the amount amortized into interest expense was approximately $65 thousand and the remaining amount at September 30, 2010 to be amortized was approximately $573 thousand. For the three months ended September 30, 2009, the amount amortized into interest expense was approximately $156 thousand.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Legal and accounting fees	$128	$103	$417	$473
Printing and stockholder communications	6	42	152	128
Directors and Officers insurance	108	109	326	347
Software and implementation	68	80	209	202
Administrative service fees	48	74	214	215
Rent and related expenses	84	82	242	248
Stock exchange and filing fees	57	50	173	149
Custodian fees	33	44	98	129
Sarbanes-Oxley consulting fees	17	40	56	88
Board of directors fees and expenses	75	28	222	216
Securities data services	27	27	81	80
Refund of previous Belvedere Trust expenses	(170)	0	(170)	0
Other	57	83	207	220

Total of other expenses:	$538	$762	$2,227	$2,495

NOTE 15. SUBSEQUENT EVENTS

On October 8, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 18, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on October 18, 2010 from 3.2990 shares of our common stock to 3.3564 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.17 and (2) the annualized common stock dividend yield was 12.8348%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the yield curve; the availability of mortgage-backed securities for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; our ability to use borrowings to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; risks associated with investing in real estate assets, including changes in business conditions and the general economy; and management’s ability to manage our growth. These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income taxes at the corporate level on the distributed earnings. At September 30, 2010, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, as amended, or the Code, cash, cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets be qualified REIT assets. Greater than 99% of our 2009 revenue qualifies for both the 75% source of gross income test and the 95% source of gross income test under the REIT rules. At September 30, 2010, we believe we met all REIT requirements regarding the ownership of our common stock and distributions of our net income. Therefore, at September 30, 2010, we believe that we continued to qualify as a REIT under the provisions of the Code.

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

At September 30, 2010, we had total assets of $6.81 billion. Our Agency MBS portfolio, consisting of $6.77 billion, was distributed as follows: 25% adjustable-rate Agency MBS, 60% hybrid adjustable-rate Agency MBS, 4% 15-year fixed-rate Agency MBS, 11% 30-year fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $4.7 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at September 30, 2010 was approximately $834 million, or $6.99 per share. The $834 million equals total stockholders’ equity of $883 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $27.5 million and the proceeds from its sale of $25.6 million. For the three months ended September 30, 2010, we reported net income of $24.3 million. Net income to common stockholders was $22.9 million, or net income of $0.19 per diluted share, based on a weighted average of 121.6 million fully diluted shares outstanding, which consisted of net income of $24.3 million minus payment of preferred dividends of $1.4 million.

Recent Regulatory Developments

In July 2010, the Dodd-Frank Financial Reform Bill was passed by Congress and signed into law by President Obama. This legislation aims to restore responsibility and accountability to the U.S. financial system. It is unclear how this legislation may impact the financial environment, particularly for Agency MBS, repurchase agreements and interest rate swap agreements, as much of the Bill’s implementation has not yet been defined by the regulators.

Results of Operations

Three Months Ended September 30, 2010 Compared to September 30, 2009

For the three months ended September 30, 2010, our net income was $24.3 million. Our net income available to common stockholders was $22.9 million, or $0.19 per diluted share, based on a weighted average of 121.6 million fully diluted shares outstanding. This includes net income of $24.3 million minus the payment of preferred dividends of $1.4 million. For the three months ended September 30, 2009, our net income was $31.7 million. Our net income available to common stockholders was $30.2 million, or $0.27 per diluted share, based on a weighted average of 112.9 million fully diluted shares outstanding. This included net income of $31.7 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended September 30, 2010 totaled $27.3 million, or 43% of gross income, compared to $35.3 million, or 51% of gross income, for the three months ended September 30, 2009. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended September 30, 2010 was $50.2 million, compared to $63.2 million for the three months ended September 30, 2009, a decrease of 21% due primarily to an increase in premium amortization expense, a decrease in the weighted average coupons on Agency MBS (from 5.33% at September 30, 2009 to 4.33% at September 30, 2010), partially offset by an increase in the weighted average portfolio outstanding of approximately $5.85 billion at September 30, 2010 from approximately $5.24 billion at September 30, 2009. Interest expense for the three months ended September 30, 2010 was $23 million, compared to $27.9 million for the three months ended September 30, 2009, a decrease of 18%, which resulted primarily from a decline in short-term interest rates and partially offset by an increase in the average borrowings outstanding.

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

During the three months ended September 30, 2010, premium amortization expense increased $6.9 million, or 124%, from $5.6 million during the three months ended September 30, 2009 to $12.5 million, due primarily to an increase in prepayments and an increase in the amortization of unearned premium on securities acquired in the latter part of 2009 and in 2010 at higher premiums.

The table below shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2010			2009
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	30%	48%	33%	15%	17%	21%

During the three months ended September 30, 2010 and September 30, 2009, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $3.0 million for the three months ended September 30, 2010, compared to $3.6 million for the three months ended September 30, 2009. Compensation costs decreased $432 thousand (due to a decrease in the accrual for bonus and incentive compensation). “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) decreased $224 thousand due primarily to a refund of previous expenses related to Belvedere Trust of approximately $170 thousand.

Nine Months Ended September 30, 2010 Compared to September 30, 2009

For the nine months ended September 30, 2010, our net income was $83.4 million. Our net income available to common stockholders was $79.1 million, or $0.67 per diluted share, based on a weighted average of 121 million fully diluted shares outstanding. This includes net income of $83.4 million minus the payment of preferred dividends of $4.3 million. For the nine months ended September 30, 2009, our net income was $96.5 million. Our net income available to common stockholders was $92.0 million, or $0.88 per diluted share, based on a weighted average of 106.3 million fully diluted shares outstanding. This included net income of $96.5 million minus the payment of preferred dividends of $4.5 million.

Net interest income for the nine months ended September 30, 2010 totaled $94.3 million, or 46% of gross income, compared to $107.9 million, or 51% of gross income, for the nine months ended September 30, 2009. Interest income (net of premium amortization expense) for the nine months ended September 30, 2010 was $165.9 million, compared to $197.5 million for the nine months ended September 30, 2009, a decrease of 16% due primarily to an increase in premium amortization and a decrease in the weighted average coupon of Agency MBS, partially offset by an increase in the weighted average portfolio outstanding. Interest expense for the nine months ended September 30, 2010 was $71.5 million, compared to $89.6 million for the nine months ended September 30, 2009, a decrease of 20%, which resulted primarily from a decline in short-term interest rates, partially offset by an increase in average borrowings outstanding.

During the nine months ended September 30, 2010, premium amortization expense increased $23.1 million, or 163%, from $14.2 million during the nine months ended September 30, 2009 to $37.3 million, due primarily to an increase in prepayments and an increase in the amortization of unearned premium on securities acquired in the latter part of 2009 and in 2010 at higher premiums.

During the nine months ended September 30, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness compared to a net gain on derivative instruments of approximately $107 thousand for the nine months ended September 30, 2009. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $10.9 million for the nine months ended September 30, 2010, compared to $11.5 million for the nine months ended September 30, 2009. The decrease of $588 thousand in total expenses was due primarily to the decrease in compensation costs of $994 thousand (due to a decrease in the accrual for bonus and incentive compensation), a decrease in “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) of $268 thousand, partially offset by the write-down during the second quarter 2010 of $674 thousand on the Lehman receivable.

Financial Condition

Agency MBS Portfolio

At September 30, 2010, we held agency mortgage assets whose amortized cost was approximately $6.61 billion, consisting primarily of $5.64 billion of adjustable-rate Agency MBS, $971 million of fixed-rate Agency MBS and $4.6 million of floating-rate CMOs. This amount represents an approximate 5% increase from the $6.31 billion held at December 31, 2009. Of the adjustable-rate Agency MBS owned by us, 30% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 70% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our Agency MBS owned at September 30, 2010 and December 31, 2009, classified by type of issuer (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$5,233,180	77.3%	$5,113,407	78.8%
Freddie Mac (FHLMC)	1,515,659	22.4	1,350,448	20.8
Ginnie Mae (GNMA)	19,720	0.3	21,946	0.4

Total Agency MBS:	$6,768,559	100.0%	$6,485,801	100.0%

The following table classifies the fair value of our Agency MBS owned at September 30, 2010 and December 31, 2009 by type of interest rate index (dollar amounts in thousands):

	September 30, 2010		December 31, 2009
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$4,630	0.0%	$5,661	0.1%
Six-month LIBOR	93,487	1.4	138,715	2.1
One-year LIBOR	5,226,538	77.2	4,982,800	76.8
Six-month certificate of deposit	1,362	0.0	1,426	0.0
Six-month constant maturity treasury	513	0.0	559	0.0
One-year constant maturity treasury	401,498	5.9	476,461	7.4
Cost of Funds Index	29,998	0.5	33,405	0.5
15-year fixed-rate	296,518	4.4	0	0.0
30-year fixed-rate	714,015	10.6	846,774	13.1

Total Agency MBS:	$6,768,559	100.0%	$6,485,801	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009

Weighted Average Coupon:
Adjustable-rate	3.90%	4.11%
Hybrid adjustable-rate	4.32	5.35
15-year fixed-rate	4.00	0.00
30-year fixed-rate	5.57	5.79
CMOs	1.07	1.04

Total Agency MBS	4.33%	5.08%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.51%	102.14%
15-year fixed-rate	104.76	0.00
30-year fixed-rate	100.70	100.40

Total Agency MBS	102.42%	101.92%

Current yield (weighted average coupon divided by average amortized cost)	4.23%	4.98%

Relative to our Agency MBS portfolio at September 30, 2010, the average interest rate on outstanding repurchase agreements was 0.28% and the average days to maturity was 43 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.80% and the weighted average term to next rate adjustment was 432 days. Relative to our Agency MBS portfolio at December 31, 2009, the average interest rate on outstanding repurchase agreements was 0.24% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.88% and the weighted average term to next rate adjustment was 309 days.

At September 30, 2010 and December 31, 2009, the unamortized net premium paid for our Agency MBS was $161.3 million and $118 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At September 30, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.7 million of floating-rate CMOs with an average coupon of 0.50% which were acquired at par value. At December 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $4.8 million of floating-rate CMOs with an average coupon of 0.48% which were acquired at par value.

At September 30, 2010, the fair value of our Non-Agency MBS portfolio decreased to approximately $4.7 million from a fair value of approximately $4.8 million at December 31, 2009. The decrease was due primarily to principal paydowns of approximately $3.1 million offset by an increase in an unrealized gain of approximately $3.0 million.

At September 30, 2010, the amortized cost of our Non-Agency MBS was $1.2 million. At December 31, 2009, the amortized cost of our Non-Agency MBS was $4.25 million.

At September 30, 2010, the two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and Ca by Moody’s Investor Service.

We received valuations at September 30, 2010 and December 31, 2009 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at September 30, 2010 and December 31, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009

Non-Agency MBS at fair value	$4.7 million	$4.8 million
Principal balance of Non-Agency MBS	$38.78 million	$41.79 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations
Loan principal as percentage of original loan principal	64.7%	69.7%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	72%	73%

California loans(1)	69%	69%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	14.2%	13.1%

Loans in foreclosure(1)	16.8%	16.5%
Real estate owned (REO)(1)(2)	3.2%	3.5%
Total seriously delinquent(1)(3)	31.1%	27.2%
Realized losses (as percentage of original collateral balance)	6.5%	3.6%

Information on Subordination Levels of Non-Agency MBS Securitizations(4)
Average securitization principal subordinate to Anworth-owned tranches	2.0%	6.0%
Average securitization principal of Anworth-owned tranches	16.8%	16.1%
Average securitization principal senior to Anworth-owned tranches	81.2%	77.9%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at September 30, 2010 and December 31, 2009.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swap agreements, which are intended to hedge our exposure to rising interest rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of those hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test and 75% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction also must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2010, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.62 billion and an average maturity of 2.3 years. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2010, there were unrealized losses of approximately $100.3 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $5.2 billion at September 30, 2010. As collateral for these repurchase agreements, we pledged approximately $5.6 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2010 consisted of payments of principal from our Agency MBS portfolio in the amount of $592 million.

For the three months ended September 30, 2010, there was a net increase in cash and cash equivalents of approximately $1.3 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2010 was approximately $450.2 million. This is comprised primarily of net income of $24.3 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $12.5 million and the amortization of restricted stock of $70 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $419.4 million (due primarily to an increase in payables for securities purchased), partially offset by an increase in prepaid expenses and other assets of approximately $4.7 million, a decrease in accrued interest payable of approximately $1.0 million and an increase in interest receivable of approximately $0.4 million;

•

Net cash used in investing activities for the three months ended September 30, 2010 was approximately $567.8 million which consisted of purchases of Agency MBS of approximately $1.23 billion, partially offset by $592.2 million from principal payments on Agency MBS and payments of reverse repurchase agreements of approximately $70.5 million; and

•

Net cash provided by financing activities for the three months ended September 30, 2010 was approximately $119 million. This consisted of borrowings on repurchase agreements of approximately $7.017 billion, partially offset by repayments on repurchase agreements of approximately $6.883 billion. This also included net proceeds from common stock issued of approximately $18.4 million less dividends paid of $29.3 million on common stock, dividends paid of approximately $1.4 million on preferred stock and retirement of treasury stock of approximately $2.7 million.

Relative to our Agency MBS portfolio at September 30, 2010, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 30 days to three months. At September 30, 2010, we had borrowed funds under repurchase agreements with 15 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2010 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 5.5x at December 31, 2009 to 5.52x at September 30, 2010.

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

During the three months ended September 30, 2010, we raised approximately $18.364 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At September 30, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Preferred Stock and Series B Preferred Stock. During the three months ended September 30, 2010, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock.

During the three months ended September 30, 2010, we did not issue any shares of common stock or preferred stock under our Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements).

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. During the three months ended September 30, 2010, we repurchased (as more fully described in Note 9 to the accompanying unaudited consolidated financial statements) a total of 404,424 shares of our common stock at a weighted average price of $6.65 per share under this program. From February 1, 2010 through September 30, 2010, we repurchased an aggregate of 3,465,040 shares at a weighted average price of $6.54 per share under this program. The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended September 30, 2010 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2009.

Off-balance Sheet Arrangements

At September 30, 2010, we did not have any off-balance sheet arrangements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2010 was $883 million. Common stockholders’ equity was approximately $834 million or a book value of $6.99 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $144.1 million or 2.18% of the amortized cost of our Agency MBS at September 30, 2010. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $100.3 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $3.5 million, constitutes the total “Accumulative other comprehensive income” of approximately $47.3 million.

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

Subsequent Events

On October 8, 2010, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on January 18, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on December 31, 2010.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on October 12, 2010 from 3.2990 shares of our common stock to 3.3564 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.17 and (2) the annualized common stock dividend yield was 12.8348%.

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

At September 30, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$296,518	4.4%	$0	0.0%
30-year fixed-rate investments	714,015	10.6	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	$346,641	5.1%	$5,224,000	100.0%
Greater than 3 months and less than 1 year	1,352,333	20.0	0	0.0
Greater than 1 year and less than 2 years	850,090	12.6	0	0.0
Greater than 2 years and less than 3 years	821,132	12.1	0	0.0
Greater than 3 years and less than 5 years	2,392,550	35.2	0	0.0

Total:	$6,773,279	100.0%	$5,224,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2009, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$0	0.0%	$0	0.0%
30-year fixed-rate investments	846,774	13.1	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	$302,345	4.7%	$5,359,000	100.0%
Greater than 3 months and less than 1 year	1,343,012	20.7	0	0.0
Greater than 1 year and less than 2 years	1,414,173	21.8	0	0.0
Greater than 2 years and less than 3 years	1,422,397	21.9	0	0.0
Greater than 3 years and less than 5 years	1,161,842	17.8	0	0.0

Total:	$6,490,543	100.0%	$5,359,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2010, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 29 months while our borrowings had a weighted average term to next rate adjustment of 43 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 432 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At September 30, 2010, we had unrestricted cash of $1.8 million and $663 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at September 30, 2010 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
-2%	-77.0%	-2.1%
-1%	-39.5%	-0.6%
0%	0%	0%
1%	-9.6%	-1.2%
2%	-25.3%	-3.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 63.6% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at September 30, 2010. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At September 30, 2010, the aggregate notional amount of the interest rate swap agreements was $2.62 billion and the weighted average maturity was 2.3 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
-2%	-8.8%	-0.4%
-1%	28.7%	0.3%
0%	0%	0%
1%	35.1%	-2.1%
2%	0.7%	-5.1%

Item 4.	Controls and Procedures

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

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009 as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 or those that are presently unforeseen could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

The table below summarizes the Company’s monthly repurchases of equity securities during the three months ended September 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased previously under this program	3,060,616		3,060,616	2,789,384

Month #1 (July 1-31)	0	$0.00	3,060,616	2,789,384
Month #2 (August 1-31)	385,238	$6.63	3,445,854	2,404,146
Month #3 (September 1-30)	19,186	$7.08	3,465,040	2,384,960

Total shares purchased this quarter	404,424			2,384,960

(1)	On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a) Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2010. Please see the discussion of our procedures in our most recent proxy statement.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of Anworth (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4*	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

Exhibit Number	Description

10.9	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10*	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 4, 2010	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 4, 2010	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)