Form 10-K
period 2010-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2011-02-25
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2010 was approximately $815,704,295.

As of February 22, 2011, the registrant had 121,583,245 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2011 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2010

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities (“MBS”); changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; our ability to use borrowings to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; risks associated with investing in real estate assets, including changes in business conditions and the general economy; and management’s ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

PART I

Item 1.	BUSINESS

Overview

We were formed in October 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or agency MBS, which are obligations guaranteed by the U.S. government, such as Ginnie Mae, or federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2010, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2010, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

At December 31, 2010, we had total assets of $7.8 billion. Our Agency MBS portfolio, which consisted of $7.7 billion, was distributed as follows: 22% adjustable-rate Agency MBS, 59% hybrid adjustable-rate Agency MBS, 10% 15-year fixed-rate Agency MBS, 9% 30-year fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $4.4 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2010 was approximately $819.5 million, or $6.78 per share. The $819.5 million equals total stockholders’ equity of $868.3 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $27.5 million and the proceeds from its sale of $25.6 million. For the year ended December 31, 2010, we reported net income of $110.5 million. Net income to common stockholders was $104.7 million, or net income of $0.87 per diluted share, based on a weighted average of 121.9 million fully diluted shares outstanding. Net income to common stockholders consisted of net income of $110.5 million minus payment of preferred dividends of $5.8 million.

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

Growth Strategy

It is our long-term objective to further grow our earnings and our dividends per common share using various strategies which may include the following:

•	decreasing the ratio of operating expenses to stockholders’ equity by increasing the amount of our stockholders’ equity at a rate faster than the rate of increase in our operating expenses;

•	issuing additional common shares when the net proceeds will materially increase the paid-in capital per share and the book value per share;

•	repurchasing outstanding common shares when the net cost will materially increase the paid-in capital per share and the book value per share; and

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investments in investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. During the past two years, we have borrowed, on a short-term basis, between five to seven times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets.

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

Compliance with our Credit Risk Management Policy guidelines is determined at the time of purchase of mortgage-related assets based upon the most recent valuation utilized by us. Such compliance is not affected by events subsequent to such purchase including, without limitation, changes in characterization, value or rating of any specific mortgage assets or economic conditions or events generally affecting any mortgage-related assets of the type held by us.

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

Depending on market conditions and the cost of the transactions, we may conduct certain hedging activities in connection with the management of our portfolio. To the extent consistent with our election to qualify as a REIT, we may adopt a hedging strategy intended to lessen the effects of interest rate changes and to enable us to earn net interest income in periods of generally rising, as well as declining or static, interest rates. Specifically, hedging programs are formulated with the intent to offset some of the potential adverse effects of changes in interest rate levels relative to the interest rates on the mortgage-related assets held in our investment portfolio and differences between the interest rate adjustment indices and periods of our mortgage-related assets and our borrowings. We monitor carefully, and may have to limit, our hedging activity to assure that we do not realize excessive hedging income or hold hedges having excess value in relation to our mortgage-related assets, which could result in our disqualification as a REIT or, in the case of excess hedging income, if the excess is due to reasonable cause and not willful neglect, the payment of a penalty tax for failure to satisfy certain REIT income tests under the Code. In addition, hedging activity involves transaction costs that increase dramatically as the period covered by hedging protection increases and that may increase during periods of fluctuating interest rates.

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

Mortgage Warehouse Participations.    We may occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. We anticipate that these investments, together with our investments in other Category III assets, will not, in the aggregate, exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations are limited because they are not qualified REIT assets under the Code.

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

Employees

As of December 31, 2010, Anworth had twelve employees, seven of whom were part-time.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Second Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

•	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act;

•	our corporate governance guidelines; and

•	charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

To the extent that distributions exceed current and accumulated earnings and profits, they will constitute a return of capital, rather than dividend or capital gain income, and will reduce the basis for the stockholder’s stock with respect to which the distributions are paid or, to the extent that they exceed such basis, will be taxed in the same manner as gain from the sale of that stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our preferred stock (as compared to distributions with respect to our common stock) so that distributions with respect to our preferred stock are more likely to be treated as dividends than as return of capital or a distribution in excess of basis. Calculations of corporate earnings and profits are complex and it is possible that distributions expected to be a return of capital may subsequently be determined to be taxable distributions of earnings and profits.

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

Foreign Investment and Exchange Gains

A REIT must be a U.S. domestic entity, but it is permitted to hold foreign real estate or other foreign-based assets, provided the 75% and 95% income tests and other requirements for REIT qualification are met. A REIT that holds foreign real estate or other foreign-based assets may have foreign currency exchange gain under the foreign currency transaction tax rules. Foreign currency exchange gain was not explicitly included in the statutory definitions of qualifying income for purposes of the 75% and 95% income tests until a statutory change, although the IRS issued guidance that allowed foreign currency gain to be treated as qualified income in certain circumstances.

For transactions occurring after July 30, 2008, the provision excludes certain foreign currency gain from the computation of qualifying income for purposes of the 75% income test or the 95% income test, respectively. The exclusion is solely for purposes of the computations under these tests.

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

Revenue Procedure 2011-16 discusses a modification of a mortgage loan which (or an interest in which) is held by a REIT if the modification was occasioned by a default on the loan or the modification satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2011-16.

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

We currently believe that the securities and other assets that we expect to hold will satisfy the foregoing asset test requirements. However, no independent appraisals will be obtained to support our conclusions as to the value of our assets and securities, or in many cases, the real estate collateral for the mortgage loans that we hold. Moreover, the values of some assets may not be susceptible to a precise determination. As a result, there can be no assurance that the IRS will not contend that our ownership of securities and other assets violates one or more of the asset tests applicable to REITs.

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

The IRS has provided temporary assistance to REITs that wish to preserve cash, but that also must meet their minimum distribution requirements. Under certain circumstances, the distribution requirements can be met through a distribution of the REIT’s own stock. The conditions for this assistance were announced by the IRS initially in Revenue Procedure 2008-68, which was superseded by Revenue Procedure 2009-15. The applicable guidelines are currently in Revenue Procedure 2010-12. We have not declared such a distribution.

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

Information Reporting and Backup Withholding

If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 28%) unless the disposing non-U.S. stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a “controlled foreign corporation” for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the U.S., then (i) backup withholding will not apply unless the broker- dealer has actual knowledge that the owner is not a foreign stockholder, and (ii) information reporting will not apply if the non-U.S. stockholder satisfies certification requirements regarding its status as a foreign stockholder.

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

Our business routinely encounters and attempts to address risks, some of which will cause our future results to differ, sometimes materially, from those originally anticipated. Below, we have described our present view of the most significant risks facing the Company. The risk factors set forth below are not the only risks that we may face or that could adversely affect us. If any of the circumstances described in the risk factors discussed in this Annual Report on Form 10-K actually occur, our business, financial condition and results of operations could be materially adversely affected. If this were to occur, the trading price of our securities could decline significantly and shareholders may lose all or part of their investment.

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

During the past few years, there have been several proposed or completed mergers, acquisitions and bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. Fewer potential counterparties reduces our ability to diversify and thereby attempt to minimize risk of counterparty default. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions, which could also make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

During the past several years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changing economic conditions including recent defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including agency MBS. As a result, values for MBS assets, including some agency MBS, have been negatively impacted. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

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

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability. The U.S. Treasury can hold its portfolio of Agency MBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that if and when the U.S. Treasury commits to purchase Agency MBS in the future, it could create additional demand that would increase the pricing of Agency MBS that we seek to acquire.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency MBS and could have broad adverse market implications. In addition, if Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency MBS from these companies, which would eliminate the major component of our business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from Agency MBS that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac Agency MBS. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

Certain actions taken or that may be taken in the future by the U.S. Government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

The U.S. Government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies have taken and are considering taking actions to address the financial crisis. Recently, the Federal Reserve announced that it planned to purchase $600 billion of U.S. Treasury securities during 2011. In addition, it also announced that it will be reinvesting an additional $250 billion to $300 billion from the proceeds of its mortgage portfolio in U.S. Treasury securities over the same time period. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs may provide for more availability of credit to Anworth, there are no assurances that there will be increased availability of credit. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

During the past several years, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts. There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Our leveraging strategy increases the risks of our operations.

Relative to our investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. During the past several years, we have reduced our borrowings to a range of five to seven times the amount of our equity due to the uncertainty in the marketplace and the broader problems in the economy. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with generally accepted accounting principles utilized in the United States of America, or GAAP, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current operations.

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

Hedging involves risk since hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or currently regulated by any U.S. or foreign governmental authorities. Currently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The recently enacted Dodd-Frank Financial Reform Bill intends to implement rules on these matters but presently we do not know the extent of such rules or what the consequences may be on our business or on hedging instruments in general. Furthermore, the enforceability of such instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We fund most of our acquisitions of adjustable-rate MBS (including hybrid adjustable-rate MBS) with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our MBS. Accordingly, if short-term interest rates increase, this may harm our profitability.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2010, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 33 months, while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 418 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2010, substantially all of our MBS had been acquired at a premium.

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

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayment rates also may be affected by conditions in the housing and financial markets, general economic conditions, actions by the federal government and the relative interest rates on fixed-rate and adjustable-rate mortgage loans.

While we seek to minimize prepayment risk to the extent practical, in selecting investments, we must balance prepayment risk against other risks and the potential returns of each investment. No strategy can completely insulate us from prepayment risk.

The timing and amount of prepayments could adversely affect our liquidity and our profitability.

Prepayments may be difficult to predict and can vary significantly over time. As a holder of MBS, on a monthly basis, we receive a payment equal to a portion of our investment principal as the underlying mortgages are prepaid. With respect to our Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (more commonly referred to as “factor day”) and receive the related scheduled payment on a specified later date, which for (a) Agency MBS guaranteed by Fannie Mae is the 25th day of that month (or the next business day thereafter); (b) Agency MBS guaranteed by Freddie Mac is the 15th day of the following month (or the next business day thereafter); and (c) Agency MBS guaranteed by Ginnie Mae is the 20th day of that month (or the next business day thereafter). This delay between factor day and receipt of payment creates a short-term receivable for us in the amount of any such principal prepayments. In general, on the date each month that the principal prepayments are announced (factor day), the value of our MBS pledged as collateral is reduced by the amount of the prepaid principal and, as a result, our repurchase agreement counterparties will typically initiate a margin call requiring the pledge of additional collateral or cash, in an amount equal to such prepaid principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements. As the posting of such additional collateral or payment of cash to our counterparties is on or about factor day and is prior to the receipt of the payment to us by the agencies, this would reduce and, depending on the magnitude of such principal prepayments, could be material to, our liquidity. As a result, in order to meet such margin calls, we could be forced to sell assets or take other actions in order to maintain liquidity. If we were required to sell Agency MBS under adverse market conditions, we may receive sale prices lower than we might have received if we sold those securities under normal market conditions and, if these prices were lower than the amortized cost of the Agency MBS, we would incur losses. An increase in prepayment rates could have a material adverse effect on our business, financial condition and results of operations.

We may experience reduced net interest income from holding fixed-rate investments during periods of rising interest rates.

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2010, 10% of our Agency MBS were 15-year fixed-rate securities and 9% of our Agency MBS were 30-year fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2010, approximately 81% of our Agency MBS were adjustable-rate securities.

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

We are dependent on information and communications systems and such systems’ failures could significantly disrupt our business.

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems, such as caused by earthquake, fire, flood or terrorist act or by issues such as power outages, telephone or internet disconnections (not withstanding any of our back-up systems, which could also be subject to failure), could cause delays or other problems in our securities trading activities or in our repurchase agreement transactions, which would have a material adverse affect on our operations and performance.

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

As a REIT, we must distribute 90% of our annual taxable income (subject to certain adjustments) to our stockholders. At the time when we are required to make previously declared dividend distributions, declines in the value of our portfolio holdings and the resulting subsequent margins calls may have depleted most or all of our cash and cash equivalents. If this were to occur and if market conditions allowed us to do so, we would sell some of our portfolio holdings to generate sufficient funds to make the dividend payments. If market conditions did not allow us to sell portfolio holdings, we would be required to borrow funds on an unsecured basis to make the previously declared dividend payments.

Dividends payable by REITs do not qualify for the reduced tax rates.

Tax legislation enacted in 2003 and extended in 2010 temporarily reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15%. Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted three unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permit one third party institutional investor to hold up to 15.0% of our common stock and one third party institutional investor to hold up to 20.0% of our Series A Preferred Stock.

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

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	REMOVED AND RESERVED

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2010		2009
	High	Low	High	Low
First Quarter	$7.14	$6.66	$6.86	$5.33
Second Quarter	$7.29	$6.28	$7.25	$6.02
Third Quarter	$7.48	$6.60	$8.34	$7.06
Fourth Quarter	$7.38	$6.83	$8.12	$6.80

Holders

As of February 22, 2011, there were approximately 1,188 record holders of our common stock. On February 22, 2011, the last reported sale price of our common stock on the New York Stock Exchange was $7.03 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2010
First quarter ended March 31, 2010	$0.27	April 15, 3010
Second quarter ended June 30, 2010	$0.25	June 30, 2010
Third quarter ended September 30, 2010	$0.23	September 30, 2010
Fourth quarter ended December 31, 2010	$0.22	December 16, 2010
2009
First quarter ended March 31, 2009	$0.30	April 13, 3009
Second quarter ended June 30, 2009	$0.32	July 10, 2009
Third quarter ended September 30, 2009	$0.28	October 10, 2009
Fourth quarter ended December 31, 2009	$0.28	December 16, 2009

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased previously under this program			3,465,040	2,384,960

Month #1 (October 1-31)	198,803	$7.10	3,663,843	2,186,157
Month #2 (November 1-31)	60,278	$6.90	3,724,121	2,125,879
Month #3 (December 1-30)	0	$0.00	3,724,121	2,125,879

Total shares purchased this quarter	259,081			2,125,879

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Anworth Mortgage Asset Corporation	100.00	131.52	118.00	108.05	138.99	159.29
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
NAREIT Mortgage REIT Index	100.00	119.32	68.79	47.25	58.89	72.20

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2005 in our common stock, that $100 was invested in each of the indices on December 31, 2005 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data and days)
Consolidated Statements of Income Data
Days in period	365	365	366	365	365
Interest income net of amortization of premium and discount	$219,803	$262,029	$287,698	$248,831	$206,287
Interest expense	(95,830)	(115,707)	(181,324)	(224,884)	(202,037)

Net interest income	$123,973	$146,322	$106,374	$23,947	$4,250
Net (loss) on sale of assets	0	0	(49)	(23,442)	(10,207)
Net gain (loss) on derivative instruments	0	107	(113)	(147)	0
Recovery (impairment charges) on Non-Agency MBS	270	0	(37,537)	0	0
Expenses	(13,744)	(16,195)	(13,626)	(5,536)	(5,484)

Income (loss) from continuing operations	$110,499	$130,234	$55,049	$(5,178)	$(11,441)
Income (loss) from discontinued operations(1)	0	0	7,558	(151,288)	(2,763)

Net income (loss)	$110,499	$130,234	$62,607	$(156,466)	$(14,204)
Dividends on preferred stock	(5,764)	(5,906)	(5,928)	(4,749)	(4,044)

Net income (loss) available to common stockholders	$104,735	$124,328	$56,679	$(161,215)	$(18,248)

Basic earnings (loss) per common share:
Continuing operations	$0.89	$1.18	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.00	0.00	0.09	(3.26)	(0.06)

Total basic earnings (loss) per common share	$0.89	$1.18	$0.69	$(3.47)	$(0.40)

Average number of shares outstanding	118,164	105,413	82,043	46,483	45,430
Diluted earnings (loss) per common share:
Continuing operations	$0.87	$1.16	$0.60	$(0.21)	$(0.34)
Discontinued operations	0.00	0.00	0.09	(3.26)	(0.06)

Total diluted earnings (loss) per common share	$0.87	$1.16	$0.69	$(3.47)	$(0.40)

Average number of diluted shares outstanding	121,919	108,905	85,281	46,483	45,430

(1)	The year ended December 31, 2008 included a gain of approximately $7.6 million on the disposition of discontinued operations, which is discussed in Note 16 to the accompanying audited consolidated financial statements.

	As of December 31,
	2010	2009	2008	2007	2006
	(amounts in thousands, except per share data)
Consolidated Balance Sheets Data
Agency MBS	$7,734,658	$6,485,801	$5,307,440	$4,662,547	$4,678,907
Assets of discontinued operations	0	0	0	38	1,858,789
Total assets	$7,790,215	$6,526,648	$5,477,142	$4,797,519	$6,687,389
Repurchase agreements	$6,375,000	$5,359,000	$4,665,000	$4,227,100	$4,329,921
Junior subordinated notes	37,380	37,380	37,380	37,380	37,380
Liabilities of discontinued operations	0	0	0	7,834	1,756,060
Total liabilities	$6,896,304	$5,597,337	$4,892,842	$4,367,963	$6,196,387
Series B Preferred Stock	25,630	25,803	28,096	28,108	0
Stockholders’ equity (common and Series A Preferred).	$868,281	$903,508	$556,204	$401,448	$491,002
Number of common shares outstanding	120,901	115,563	90,462	57,289	45,609
Book value per common share	$6.78	$7.40	$5.61	$6.15	$9.74

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the yield curve; the availability of mortgage-backed securities for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets; our ability to use borrowings to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; risks associated with investing in real estate assets, including changes in business conditions and the general economy; and management’s ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to, update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2010, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2010, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

At December 31, 2010, we had total assets of $7.8 billion. Our Agency MBS portfolio, consisting of $7.7 billion, was distributed as follows: 22% adjustable-rate Agency MBS, 59% hybrid adjustable-rate Agency MBS, 10% 15-year fixed-rate Agency MBS, 9% 30-year fixed-rate Agency MBS and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of approximately $4.4 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at December 31, 2010 was approximately $819.5 million, or $6.78 per share. The $819.5 million equals total stockholders’ equity of $868.3 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $27.5 million and the proceeds from its from its sale of $25.6 million. For the year ended December 31, 2010, we reported net income of $110.5 million. Net income to common stockholders was $104.7 million, or net income of $0.87 per diluted share, based on a weighted average of 121.9 million fully diluted shares outstanding, which consisted of net income of $110.5 million minus payment of preferred dividends of $5.8 million.

Results of Operations

Years Ended December 31, 2010 and 2009

For the year ended December 31, 2010, our net income was $110.5 million. Our net income available to common stockholders was $104.7 million, or $0.87 per diluted share, based on a weighted average of 121.9 million fully diluted shares outstanding. This includes net income of $110.5 million minus the payment of preferred dividends of $5.8 million. For the year ended December 31, 2009, our net income was $130.2 million. Our net income available to common stockholders was $124.3 million, or $1.16 per diluted share, based on a weighted average of 108.9 million fully diluted shares outstanding. This includes net income of $130.2 million minus the payment of preferred dividends of $5.9 million.

Net interest income for the year ended December 31, 2010 totaled $124.0 million, or 45.9% of gross income, compared to $146.3 million, or 51% of gross income, for the year ended December 31, 2009. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2010 was $219.8 million, compared to $262.0 million for the year ended December 31, 2009, a decrease of 16.1%, due primarily to an increase in premium amortization expense, a decrease in the weighted average coupons on Agency MBS (from 5.21% in 2009 to 4.42% in 2010), partially offset by an increase in the weighted average portfolio outstanding of approximately $6.1 billion in 2010 from approximately $5.42 billion in 2009. Interest expense for the year ended December 31, 2010 was $95.8 million, compared to $115.7 million for the year ended December 31, 2009, a decrease of 17.2%, which resulted from a decline in weighted average short-term interest rates, after giving effect to the swap agreements, of 1.76% in 2010 vs. 2.43% in 2009, partially offset by an increase in the average borrowings outstanding of $5.38 billion in 2010 vs. $4.70 billion in 2009.

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

During the year ended December 31, 2010, premium amortization expense increased $26.5 million, or 111.3%, from $23.8 million during the year ended December 31, 2009 to $50.4 million, due primarily to an increase in prepayments (from the Fannie Mae and Freddie Mac buyouts during the year) and an increase in the amortization of unearned premium on securities acquired in 2010 at higher premiums.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2010				Year Ended December 31, 2009
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	30%	48%	33%	28%	15%	17%	21%	19%

During the year ended December 31, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness, compared to a net gain of approximately $107 thousand recognized in earnings due to hedge ineffectiveness during the year ended December 31, 2009. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $13.75 million for the year ended December 31, 2010, compared to $16.2 million for the year ended December 31, 2009. The decrease of $2.45 million in total expenses was due primarily to a decrease in compensation costs of $1.8 million (due primarily to decreased incentive compensation), a decrease of $288 thousand in the amount written-off on the Lehman Brothers, Inc. receivable and a decrease in “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) of $365 thousand.

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

During the year ended December 31, 2009, premium amortization expense increased $11.8 million, or 98%, from $12.0 million during the year ended December 31, 2008 to $23.8 million.

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

During the year ended December 31, 2009, we did not recognize through earnings any impairment charges. During the year ended December 31, 2008, we had recognized through earnings impairment charges of approximately $38 million on our Non-Agency MBS portfolio, with approximately $34 million being recognized during the third quarter ended September 30, 2008 and approximately $4 million being recognized during the fourth quarter ended December 31, 2008. Of these amounts, approximately $22 million had previously been shown as “unrealized loss” in “Other comprehensive income (loss)” of stockholders’ equity at June 30, 2008. As we believed this decline in fair value was likely to be other-than-temporary, we recognized an impairment charge to write these securities down to their estimated fair value. Some of the factors considered in our assessment included: (1) the expected cash flows from these investments; (2) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (3) the credit protection available to the related mortgage pools; (4) any other market information available; (5) management’s internal analysis of the securities considering all relevant information at the time of the assessment; and (6) the magnitude and duration of the historical decline in market prices. Because our assessment is based on both factual and subjective information available at the time of the assessment, the determination of the amount considered impaired is subjective and therefore constitutes material estimates that are susceptible to significant change.

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

Total expenses were $16.2 million for the year ended December 31, 2009, compared to $13.6 million for the year ended December 31, 2008. The increase of $2.6 million in total expenses was due primarily to an increase in compensation costs of $1.8 million (due to increased bonuses and incentive compensation), the write-down of a receivable from Lehman Brothers, Inc. of approximately $962 thousand and partially offset by a decrease in “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) of $73 thousand and the write-off in 2008 of common stock offering costs of $114 thousand.

Financial Condition

Agency MBS Portfolio

At December 31, 2010, we held agency mortgage assets whose amortized cost was approximately $7.64 billion, consisting primarily of $6.21 billion of adjustable-rate Agency MBS, $1.43 billion of fixed-rate Agency MBS and $4.2 million of floating-rate CMOs. This amount represents an approximate 21.1% increase from the $6.31 billion held at December 31, 2009. Of the adjustable-rate Agency MBS owned by us, 27% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 73% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2010 and December 31, 2009, classified by type of issuer (dollar amounts in thousands):

	December 31, 2010		December 31, 2009
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,552,024	71.8%	$5,113,407	78.8%
Freddie Mac (FHLMC)	2,163,469	28.0	1,350,448	20.8
Ginnie Mae (GNMA)	19,165	0.2	21,946	0.4

Total Agency MBS:	$7,734,658	100.0%	$6,485,801	100%

The following table classifies our portfolio of Agency MBS owned at December 31, 2010 and December 31, 2009 by type of interest rate index (dollar amounts in thousands):

	December 31, 2010		December 31, 2009
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$4,187	0.0%	$5,661	0.1%
Six-month LIBOR	87,894	1.1	138,715	2.1
One-year LIBOR	5,778,465	74.8	4,982,800	76.8
Six-month certificate of deposit	1,339	0.0	1,426	0.0
Six-month constant maturity treasury	497	0.0	559	0.0
One-year constant maturity treasury	386,332	5.0	476,461	7.4
Cost of Funds Index	29,167	0.4	33,405	0.5
15-year fixed-rate	795,687	10.3	0	0.0
30-year fixed-rate	651,090	8.4	846,774	13.1

Total Agency MBS:	$7,734,658	100.0%	$6,485,801	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 6 to the accompanying audited consolidated financial statements.

The weighted average coupon and average amortized costs of our Agency MBS at December 31, 2010 and December 31, 2009 were as follows:

	December 31, 2010	December 31, 2009
Weighted Average Coupon:
Adjustable-rate	3.77%	4.11%
Hybrid adjustable-rate	3.83	5.35
15-year fixed-rate	3.68	0.00
30-year fixed-rate	5.56	5.79
CMOs	1.07	1.04

Total Agency MBS:	3.94%	5.08%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.62%	102.14%
15-year fixed-rate	103.27	0.00
30-year fixed-rate	100.72	100.40

Total Agency MBS:	102.53%	101.92%

Current yield (weighted average coupon divided by average amortized cost)	3.84%	4.98%

Relative to our Agency MBS portfolio at December 31, 2010, the average interest rate on outstanding repurchase agreements was 0.30% and the average days to maturity was 31 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.43% and the weighted average term to next rate adjustment was 418 days. Relative to our Agency MBS portfolio at December 31, 2009, the average interest rate on outstanding repurchase agreements was 0.24% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.88% and the weighted average term to next rate adjustment was 309 days.

At December 31, 2010 and December 31, 2009, the unamortized net premium paid for our Agency MBS was approximately $189 million and $118 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities issued by companies that are not government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At December 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.4 million of floating-rate CMOs with an average coupon of 0.51%, which were acquired at par value. At December 31, 2009, our Non-Agency MBS portfolio consisted of a fair value of $4.8 million of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value.

At December 31, 2010, the fair value of our Non-Agency MBS portfolio decreased to approximately $4.4 million from a fair value of approximately $4.8 million at December 31, 2009. The decrease was due primarily to principal paydowns of approximately $3.6 million offset by an increase in an unrealized gain of approximately $3.2 million.

At December 31, 2010, the amortized cost of our Non-Agency MBS was $689 thousand. At December 31, 2009, the amortized cost of our Non-Agency MBS was $4.25 million.

At December 31, 2010, the two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and C by Moody’s Investor Service.

We received valuations at December 31, 2010 and December 31, 2009 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at December 31, 2010 and December 31, 2009. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying audited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at December 31, 2010 and December 31, 2009:

	December 31, 2010	December 31, 2009
Non-Agency MBS at fair value	$4.4 million	$4.8 million
Principal balance of Non-Agency MBS	$38.23 million	$41.79 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730

Information on Loan Collateral of Non-Agency MBS Securitizations:
Loan principal as percentage of original loan principal	62.8%	69.7%

Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	72%	73%

California loans(1)	70%	69%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%

3-month CPR	12.2%	13.1%

Loans in foreclosure(1)	17.2%	16.5%
Real estate owned (REO)(1)(2)	2.9%	3.5%
Total seriously delinquent(1)(3)	31.4%	27.2%
Realized losses (as percentage of original collateral balance)	7.4%	3.6%

Information on Subordination Levels of Non-Agency MBS Securitizations(4):
Average securitization principal subordinate to Anworth-owned tranches	0.8%	6.0%
Average securitization principal of Anworth-owned tranches	16.8%	16.1%
Average securitization principal senior to Anworth-owned tranches	82.4%	77.9%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at December 31, 2010 and December 31, 2009.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2010, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in Accounting Standards Classification, or ASC, No. 815-10, with an aggregate notional amount of $2.66 billion and an average maturity of 2.7 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2010, there were unrealized losses of approximately $62.2 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $6.375 billion at December 31, 2010. As collateral for these repurchase agreements, we have pledged approximately $6.76 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2010 consisted of payments of principal from our Agency MBS portfolio in the amount of $2.65 billion.

For the year ended December 31, 2010, there was a net increase in cash and cash equivalents of approximately $8.8 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $463.7 million. This is comprised primarily of net income of $110.5 million, adding back the following non-cash items: the amortization of premium and discounts of approximately $50.4 million, the write-down on the Lehman receivable of approximately $674 thousand, the amortization of restricted stock of $282 thousand and non-cash incentive compensation of approximately $762 thousand. Net cash provided by operating activities also included an increase in accrued expenses and payable for securities purchased of approximately $301.2 million and a decrease in interest receivable of $1.7 million, partially offset by an increase in prepaid expenses of approximately $1.9 million;

•

Net cash used in investing activities for the year ended December 31, 2010 was approximately $1.38 billion, which consisted of purchases of Agency MBS of approximately $4.03 billion, partially offset by $2.65 billion from principal payments on Agency MBS; and

•

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $925 million. This consisted of borrowings on repurchase agreements of approximately $29.236 billion, partially offset by repayments on repurchase agreements of approximately $28.220 billion, net proceeds from common stock issued of approximately $36 million less dividends paid of $121.1 million on common stock and dividends paid of approximately $5.8 million on preferred stock.

Relative to our Agency MBS portfolio at December 31, 2010, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 30 days to three months. At December 31, 2010, we had borrowed funds under repurchase agreements with 16 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2010 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 5.5x at December 31, 2009 to 6.8x at December 31, 2010.

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

During the year ended December 31, 2010, we raised approximately $60.58 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the year ended December 31, 2010, we did not issue any shares of Series A Preferred Stock or Series B Preferred Stock.

During the year ended December 31, 2010, we did not sell any shares of common stock under our Controlled Equity Offering Sales Agreement, or the Program, with Cantor Fitzgerald & Co., or Cantor (as described in Note 9 to the accompanying audited consolidated financial statements). During the year ended December 31, 2010, we did not sell any shares of Series A Preferred Stock or Series B Preferred Stock under the Program. At December 31, 2010, there were 5,101,900 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the Program.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. From February 1, 2010 through December 31, 2010, we repurchased a total of 3,724,121 shares of our common stock at a weighted average price of $6.57 per share under the share repurchase program (as more fully described in Note 9 to the accompanying audited consolidated financial statements). The shares were acquired at prevailing prices through open market transactions and were made subject to restrictions related to volume, pricing and timing subject to applicable SEC rules.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2010 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$6,375,000	$6,375,000	$0	$0	$0
Junior subordinated notes(2)	37,380	0	0	0	37,380
Lease commitment	470	312	158	0	0

Total(3):	$6,412,850	$6,375,312	$158	$0	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 5 to the accompanying audited consolidated financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 10 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2010 was $868.3 million. Common stockholders’ equity was approximately $819.5 million, or a book value of $6.78 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $80.9 million, or 1.06% of the amortized cost of our Agency MBS, at December 31, 2010. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $62.2 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $3.7 million, constitutes the total “Accumulated other comprehensive income” of approximately $22.4 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying audited consolidated financial statements.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 6 and 12 to the accompanying audited consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our consolidated financial statements is contained in Note 1 to the accompanying audited consolidated financial statements.

Subsequent Events

We have evaluated subsequent events through February 25, 2011, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 20, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2011.

On February 8, 2011, we entered into Amendment No. 1 to the 2008 Sales Agreement with Cantor. From February 9, 2011 through February 22, 2011, we sold 160 thousand shares of our common stock under the Program, which provided net proceeds to us of approximately $1.1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $22 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During this period, we also sold approximately 26 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $610 thousand, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $12 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

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

At December 31, 2010, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$795,687	10.3%	$0	0.0%
30-year fixed-rate investments	651,090	8.4	0	0.0

Adjustable-Rate Investments/Obligations:
Less than 3 months	441,146	5.7	6,375,000	100.0
Greater than 3 months and less than 1 year	1,278,847	16.5	0	0.0
Greater than 1 year and less than 2 years	880,765	11.4	0	0.0
Greater than 2 years and less than 3 years	503,878	6.5	0	0.0
Greater than 3 years and less than 5 years	3,187,639	41.2	0	0.0

Total:	$7,739,052	100.0%	$6,375,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2009, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$0	0.0%	$0	0.0%
30-year fixed-rate investments	846,774	13.1	0	0.0

Adjustable-Rate Investments/Obligations:
Less than 3 months	302,345	4.7	5,359,000	100.0
Greater than 3 months and less than 1 year	1,343,012	20.7	0	0.0
Greater than 1 year and less than 2 years	1,414,173	21.8	0	0.0
Greater than 2 years and less than 3 years	1,422,397	21.9	0	0.0
Greater than 3 years and less than 5 years	1,161,842	17.8	0	0.0

Total:	$6,490,543	100.0%	$5,359,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2010, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 33 months while our borrowings had a weighted average term to next rate adjustment of 31 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 418 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the year ended December 31, 2010, there were continuing liquidity and credit concerns surrounding the mortgage markets generally and continuing concerns about the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be severe restrictions on the availability of financing in general and concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2010, we had unrestricted cash of $10.6 million and $600 million in unpledged Agency MBS (which does not include $362 million in MBS acquired for future settlement) and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value as more fully discussed below, based on investments in place at December 31, 2010, and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–48.9%	–0.6%
–1%	–12.8%	0.5%
0%	0%	0%
1%	–17.5%	–2.3%
2%	–36.8%	–5.2%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point decline in interest rates is estimated to result in a 68.4% increase in the prepayment rate of our Agency MBS and Non-Agency portfolios. The base interest rate scenario assumes interest rates at December 31, 2010. Actual results could differ significantly from those estimated in the table. The above table includes the effect of interest rate swap agreements. At December 31, 2010, the aggregate notional amount of the interest rate swap agreements was $2.66 billion and the weighted average maturity was 2.7 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–0.7%	1.2%
–1%	35.4%	1.4%
0%	0%	0%
1%	10.3%	–3.2%
2%	–25.2%	–7.0%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, Anworth’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, McGladrey & Pullen, LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 66 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Anworth Mortgage Asset Corporation as of and for the years ended December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 25, 2011 expressed an unqualified opinion.

McGladrey & Pullen, LLP

Irvine, California

February 25, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2011.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP;

•	Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009;

•	Consolidated Statements of Income: For the Year Ended December 31, 2010, December 31, 2009 and December 31, 2008;

•	Consolidated Statements of Stockholders’ Equity: Years Ended December 31, 2010, December 31, 2009 and December 31, 2008;

•	Consolidated Statements of Cash Flows: For the Year Ended December 31, 2010, December 31, 2009 and December 31, 2008;

•	Consolidated Statements of Comprehensive Income (Loss): For the Year Ended December 31, 2010, December 31, 2009 and December 31, 2008; and

•	Notes to Consolidated Financial Statements.

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

DATED: February 25, 2011	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	February 25, 2011

/s/ LEE A. AULT, III Lee A. Ault, III	Director	February 25, 2011

/s/ CHARLES H. BLACK Charles H. Black	Director	February 25, 2011

/s/ JOE E. DAVIS Joe E. Davis	Director	February 25, 2011

/s/ ROBERT C. DAVIS Robert C. Davis	Director	February 25, 2011

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey & Pullen, LLP

Irvine, California

February 25, 2011

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$6,762,763	$5,749,849
Agency MBS at fair value	957,316	725,174
Paydowns receivable	14,579	10,778

	7,734,658	6,485,801
Non-Agency MBS:
Non-Agency MBS at fair value	4,394	4,742
Cash and cash equivalents	10,621	1,812
Interest and dividends receivable	27,097	28,818
Derivative instruments at fair value	8,828	2,059
Prepaid expenses and other	4,617	3,416

Total Assets:	$7,790,215	$6,526,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,585	$20,838
Repurchase agreements	6,375,000	5,359,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	70,557	82,811
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	430	433
Dividends payable on common stock	26,574	32,305
Payable for securities purchased	363,820	61,123
Accrued expenses and other	947	2,436

Total Liabilities:	$6,896,304	$5,597,337

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($27,525 and $27,700, respectively); 1,101 and 1,108 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	$25,630	$25,803

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 120,901 and 115,563 issued and outstanding at December 31, 2010 and December 31, 2009, respectively	1,209	1,156
Additional paid-in capital	1,053,959	1,016,821
Accumulated other comprehensive income consisting of unrealized losses and gains	22,444	84,259
Accumulated deficit	(254,728)	(244,125)

Total Stockholders’ Equity:	$868,281	$903,508

Total Liabilities and Stockholders’ Equity:	$7,790,215	$6,526,648

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Year Ended December 31,
	2010	2009	2008
Interest income:
Interest on Agency MBS	$219,531	$261,625	$285,687
Interest on Non-Agency MBS	209	255	1,309
Other income	63	149	702

	219,803	262,029	287,698

Interest expense:
Interest expense on repurchase agreements	94,536	114,158	178,875
Interest expense on junior subordinated notes	1,294	1,549	2,449

	95,830	115,707	181,324

Net interest income	123,973	146,322	106,374

(Loss) on sale of Agency MBS	0	0	(49)
Net gain (loss) on derivative instruments	0	107	(113)
Recovery (impairment charges) on Non-Agency MBS	270	0	(37,537)
Expenses:
Compensation, incentive compensation and benefits	(10,070)	(11,868)	(10,074)
Write-down of Lehman receivable	(674)	(962)	0
Write-off of common stock offering costs	0	0	(114)
Other expenses	(3,000)	(3,365)	(3,438)

Total expenses	(13,744)	(16,195)	(13,626)

Income from continuing operations	110,499	130,234	55,049
Gain on disposition of discontinued operations	0	0	7,558

Net income	$110,499	$130,234	$62,607

Dividend on Series A Cumulative Preferred Stock	(4,044)	(4,044)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,720)	(1,862)	(1,884)

Net income to common stockholders	$104,735	$124,328	$56,679

Basic earnings per common share:
Continuing operations	$0.89	$1.18	$0.60
Discontinued operations	0.00	0.00	0.09

Total basic earnings per common share	$0.89	$1.18	$0.69

Diluted earnings per common share:
Continuing operations	$0.87	$1.16	$0.60
Discontinued operations	0.00	0.00	0.09

Total diluted earnings per common share	$0.87	$1.16	$0.69

Basic weighted average number of shares outstanding	118,164	105,413	82,043
Diluted weighted average number of shares outstanding	121,919	108,905	85,281

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2010, 2009 and 2008

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2007	1,876	57,289	$45,397	$573	$601,462	$14,251	$(7,003)	$(43,377)	$(209,855)		$401,448

Issuance of common stock		33,173		332	249,844						250,176
Other comprehensive income (loss), fair value adjustments and reclassifications						23,599	7,003	(96,413)		(65,811)	(65,811)
Net income									62,607	62,607	62,607

Comprehensive loss										$(3,204)

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.562500 per Series B preferred share									(1,884)		(1,884)
Dividend declared—$1.00 per common share									(86,570)		(86,570)

Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$0	$(139,790)	$(239,746)		$556,204

Issuance of common stock		25,101		251	164,951						165,202
Other comprehensive income, fair value adjustments and reclassifications						127,400	492	58,307		186,199	186,199
Net income									130,234	130,234	130,234

Comprehensive income										$316,433

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,862)		(1,862)
Dividend declared—$1.18 per common share									(128,707)		(128,707)

Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)		$903,508

Issuance of common stock		9,062		90	61,378						61,468
Redemption of treasury stock		(3,724)		(37)	(24,522)						(24,559)
Other comprehensive income, fair value adjustments and reclassifications						(84,305)	3,213	19,277		(61,815)	(61,815)
Net income									110,499	110,499	110,499

Comprehensive income										$48,684

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,720)		(1,720)
Dividend declared—$0.97 per common share									(115,338)		(115,338)

Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)		$868,281

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating Activities:
Net income	$110,499	$130,234	$62,607
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	50,383	23,849	11,991
Impairment charges on Non-Agency MBS	0	0	37,537
Write-down of Lehman receivable	674	962	0
Loss on sale of Agency MBS and Non-Agency MBS	0	0	49
(Gain) loss on derivative instruments	0	(107)	113
Amortization of restricted stock	282	282	282
Non-cash incentive compensation	762	1,315	1,800
Gain on disposition of discontinued operations	0	0	(7,558)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,721	(2,737)	(463)
(Increase) decrease in prepaid expenses and other	(1,874)	(64)	49,872
Increase (decrease) in accrued interest payable	2	(4,857)	(15,960)
Increase (decrease) in accrued expenses and payable for securities purchased	301,207	62,884	(632)
Net cash (used in) operating activities of discontinued operations	0	0	(44)

Net cash provided by operating activities	$463,656	$211,761	$139,594

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(4,035,576)	$(2,165,101)	$(1,568,755)
Principal payments	2,652,029	1,090,292	908,480
Proceeds from sales	0	0	24,956
Available-for-sale Non-Agency MBS:
Principal payments	3,562	3,087	4,841

Net cash (used in) investing activities	$(1,379,985)	$(1,071,722)	$(630,478)

Financing Activities:
Borrowings from repurchase agreements	$29,235,900	$29,173,931	$29,498,118
Repayments on repurchase agreements	(28,219,900)	(28,479,931)	(29,060,218)
Proceeds from common stock issued, net	35,975	160,598	248,354
Proceeds on Series B Preferred Stock issued	—	996	0
Series A Preferred stock dividends paid	(4,044)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,724)	(1,900)	(1,884)
Common stock dividends paid	(121,069)	(119,847)	(69,889)

Net cash provided by financing activities	$925,138	$729,803	$610,437

Net increase (decrease) in cash and cash equivalents	$8,809	$(130,158)	$119,553
Cash and cash equivalents at beginning of period	1,812	131,970	12,440
Add: net (increase) in cash of discontinued operations	0	0	(23)

Cash and cash equivalents at end of period	$10,621	$1,812	$131,970

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$95,828	$120,563	$195,785

See accompanying notes to consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Net income	$110,499	$130,234	$62,607

Available-for-sale Agency MBS, fair value adjustment	(84,305)	127,400	23,550
Reclassification adjustment for losses on sales of Agency MBS included in net income	0	0	49
Available-for-sale Non-Agency MBS, fair value adjustment	3,483	492	(30,534)
(Recovery) impairment charges on Non-Agency MBS	(270)	0	37,537
Unrealized (losses) on cash flow hedges	(60,688)	(24,012)	(128,705)
Reclassification adjustment for (gains) losses on derivative instruments	0	(107)	113
Reclassification adjustment for interest expense included in net income	79,965	82,426	32,179

	(61,815)	186,199	(65,811)

Comprehensive income (loss)	$48,684	$316,433	$(3,204)

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

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, or the Code. As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders.

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

Non-Agency MBS are securities issued by other companies that are not government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans.

We classify our MBS as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify all of our MBS as available-for-sale. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income” to income (loss).

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2010 and December 31, 2009, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	115	$2,818,632	$(37,912)	313	$250,040	$(6,498)	428	$3,068,672	$(44,410)

December 31, 2009

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	48	$895,549	$(4,334)	360	$352,040	$(7,327)	408	$1,247,589	$(11,661)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2010.

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

Credit Risk

At December 31, 2010, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2011 relative to any tax positions taken prior to January 1, 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2010. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2006 and 2005, respectively.

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

The computation of EPS for the years ended December 31, 2010, 2009 and 2008 is as follows (amounts in thousands, except per share data):

	For the Year Ended December 31,
	2010	2009	2008
Income from continuing operations	$110,499	$130,234	$55,049
Gain on disposition of discontinued operations	0	0	7,558

Net income	$110,499	$130,234	$62,607

Dividend on Series A Cumulative Preferred Stock	(4,044)	(4,044)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,720)	(1,862)	(1,884)

Net income to common stockholders	$104,735	$124,328	$56,679

Basic earnings per common share:
Continuing operations	$0.89	$1.18	$0.60
Discontinued operations	0.00	0.00	0.09

Total basic earnings per common share	$0.89	$1.18	$0.69

Diluted earnings per common share:
Continuing operations	$0.87	$1.16	$0.60
Discontinued operations	0.00	0.00	0.09

Total diluted earnings per common share	$0.87	$1.16	$0.69

Basic weighted average number of shares outstanding	118,164	105,413	82,043
Diluted weighted average number of shares outstanding(1)(2)(3)	121,919	108,905	85,281

(1)	During the year ended December 31, 2010, diluted earnings per common share included the assumed conversion of 1.101 million shares of Series B Preferred Stock at the then current conversion rate of 3.4094 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the year ended December 31, 2009, diluted earnings per common share included the assumed conversion of 1.108 million shares of Series B Preferred Stock at the then-current conversion rate of 3.1505 shares of our common stock and adding back the Series B Preferred Stock dividends.
(3)	During the year ended December 31, 2008, diluted earnings per common share included the assumed conversion of 1.206 million shares of Series B Preferred Stock at the then current conversion rate of 2.6857 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

NOTE 2.    REVERSE REPURCHASE AGREEMENTS

At December 31, 2010, we did not have any reverse repurchase agreements outstanding. During the year ended December 31, 2010, the maximum amount of reverse repurchase agreements outstanding was $178 million and the average daily amount outstanding was $6.7 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2009, there were no reverse repurchase agreements.

NOTE 3.    MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2010 and December 31, 2009, which are carried at their fair value (amounts in thousands):

December 31, 2010

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$19,451	$2,129,836	$5,489,848	$7,639,135
Paydowns receivable	0	14,579	0	14,579
Unrealized gains	0	40,455	84,899	125,354
Unrealized losses	(286)	(21,401)	(22,723)	(44,410)

Fair value	$19,165	$2,163,469	$5,552,024	$7,734,658

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,685,741	$4,523,628	$811,687	$613,912	$4,167	$7,639,135
Paydowns receivable	6,069	8,510	0	0	0	14,579
Unrealized gains	26,501	59,149	162	39,519	23	125,354
Unrealized losses	(6,895)	(19,009)	(16,162)	(2,341)	(3)	(44,410)

Fair value	$1,711,416	$4,572,278	$795,687	$651,090	$4,187	$7,734,658

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$689
Unrealized gains	3,705

Fair value	$4,394

At December 31, 2010, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.51%, which were acquired at par value.

During the year ended December 31, 2010, the fair value of our Non-Agency MBS portfolio declined to approximately $4.4 million at December 31, 2010 from a fair value of approximately $4.8 million at December 31, 2009. The detail of this decline is shown on page F-18.

At December 31, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated CC by Standard & Poor’s and C by Moody’s Investor Service.

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

During the year ended December 31, 2009, the fair value of our Non-Agency MBS portfolio declined to approximately $4.8 million at December 31, 2009 from a fair value of approximately $7.3 million at December 31, 2008.

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

At December 31, 2010 and December 31, 2009, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	December 31, 2010		December 31, 2009
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,730,000	0.30	2,427,000	0.24
30 days to 90 days	2,645,000	0.30	2,932,000	0.24
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$6,375,000	0.30%	$5,359,000	0.24%

Weighted average maturity	31 days		38 days
Weighted average term to maturity (after accounting for swap agreements)	418 days		309 days
Weighted average borrowing rate (after accounting for swap agreements)	1.43%		1.88%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$6,762,763		$5,749,849

NOTE 5.    JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the securities will mature in 2035 and may be redeemable, in whole or in part, without penalty, at our option, after March 30, 2010 and April 30, 2010. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005. At December 31, 2010, we have not redeemed any of these notes.

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2010 and December 31, 2009, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observe market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At December 31, 2010 and December 31, 2009, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at December 31, 2010 and December 31, 2009 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at December 31, 2010 and December 31, 2009.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At December 31, 2010, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$7,734,658	$0	$7,734,658
Non-Agency MBS(2)	0	0	4,394	4,394
Derivative instruments(3)	0	8,828	0	8,828
Liabilities:
Derivative instruments(3)	$0	$70,557	$0	$70,557

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the audited consolidated financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3 in the audited consolidated financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the audited consolidated financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our audited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2010 and December 31, 2009, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2009	$4,742
Principal paydowns	(3,562)
Unrealized gains	3,214

Balance at December 31, 2010	$4,394

NOTE 7.    INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and certain asset, income and stock ownership tests are met. We believe we currently meet all REIT requirements regarding the ownership of our common stock and the distribution of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Losses from sales of our MBS in 2007 are capital losses and can only be offset against future capital gains within five years. Belvedere Trust’s assets were assigned for the benefit of its creditors to an independent third party in September 2008, such that we were able to write-off for tax purposes as a worthless security our investment of $100 million in Belvedere Trust. This worthless security write-off would be treated, for tax purposes, as a capital loss and can only be offset against future capital gains within five years. As with all companies, tax positions are subject to tax authority review. Total capital loss carryforwards available to offset future capital gains on our federal REIT return are $100.4 million. They expire in 2011 and 2012. Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008 was zero for both continuing operations and discontinued operations. None of the components of income tax expense are significant on a separately stated basis.

Based on the activity of our taxable REIT subsidiaries, which are included in “Discontinued operations,” a reconciliation of the expected federal income tax expense using the federal statutory tax rate of 34% to actual income tax expense for the years ended December 31 is as follows (dollar amounts in thousands):

	2010		2009		2008
Income tax at statutory rate	$0.0	0.0%	$0.0	0.0%	$(27.0)	34.0%
State taxes, net	0.0	0.0	0.0	0.0	(5.0)	5.8
Valuation allowance	0.0	0.0	0.0	0.0	32.0	(39.8)

Total income tax expenses	$0.0	0.0%	$0.0	0.0%	$0.0	0.0%

At December 31, 2010 and December 31, 2009, there were no significant deferred tax assets and deferred tax liabilities.

The table below presents tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2010:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2010 Total Distribution Per Share	2010 Ordinary Income	2010 Return of Capital	Long-Term Capital Gains
01/27/10	03/31/10	04/15/10	$0.539063	$0.539063	$0	$0
04/15/10	06/30/10	07/15/10	$0.539063	$0.539063	$0	$0
07/09/10	09/30/10	10/15/10	$0.539063	$0.539063	$0	$0
10/08/10	12/31/10	01/18/11	$0.539063	$0.539063	$0	$0

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2010 Total Distribution Per Share	2010 Ordinary Income	2010 Return of Capital	Long-Term Capital Gains
01/27/10	03/31/10	04/15/10	$0.390625	$0.390625	$0	$0
04/15/10	06/30/10	07/15/10	$0.390625	$0.390625	$0	$0
07/09/10	09/30/10	10/15/10	$0.390625	$0.390625	$0	$0
10/08/10	12/31/10	01/18/11	$0.390625	$0.390625	$0	$0

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2010 Total Distribution Per Share	2010 Ordinary Income	2010 Return of Capital	Long-Term Capital Gains
04/15/10	04/30/10	05/26/10	$0.27	$0.270000	$0	$0
06/30/10	07/09/10	07/27/10	$0.25	$0.250000	$0	$0
09/30/10	10/11/10	10/27/10	$0.23	$0.230000	$0	$0
12/16/10	12/28/10	01/27/11	$0.22	$0.220000	$0	$0

NOTE 8.    SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before the common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. At December 31, 2010, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.4094 shares of our common stock per $25.00 liquidation preference. The conversion rate will be adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio will also be subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to vote to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2010, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the year ended December 31, 2010, there were three transactions to convert an aggregate of 6,700 shares of Series B Preferred Stock into an aggregate of 21,105 shares of our common stock (based on the then-current conversion rate of 3.1505) for a dollar value of $159,254 and one transaction to convert 591 shares of Series B Preferred Stock into 1,909 shares of our common stock (based on the then-current conversion rate of 3.2317) for a dollar value of $14,048. At December 31, 2010, there were 1.101 million shares of Series B Preferred Stock outstanding.

NOTE 9.    PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2010, our authorized capital included 200 million shares of common stock, of which 120,900,698 shares were issued and outstanding.

At December 31, 2010, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares are to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases are subject to market conditions and applicable SEC rules. From February 1, 2010 through December 31, 2010, we had repurchased an aggregate of 3,724,121 shares at a weighted average price of $6.57 per share under this program.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor. During the year ended December 31, 2010, we did not sell any shares of our common stock or preferred stock under the Cantor 2008 Sales Agreement. At December 31, 2010, there were 5,101,900 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,902,800 shares of Series B Preferred Stock, respectively, available under the 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the year ended December 31, 2010, we issued approximately 8.93 million shares of common stock under the 2009 Plan, resulting in proceeds to us of approximately $60.58 million. At December 31, 2010, there were approximately 11.1 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At December 31, 2010, the entire amount remained available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.68 million shares under the plan. This amount includes 1.04 million shares of unexercised stock options and restricted stock.

NOTE 10.    TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives have the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At December 31, 2010, the Threshold Return was 3.86%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At December 31, 2010, the incentive compensation accrual carry forward was a negative $6.4 million, which was reduced from a negative $12.2 million at December 31, 2009. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the years ended December 31, 2010 and December 31, 2009, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

In order to further align the performance of Messrs. Lloyd McAdams and Joseph E. McAdams with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that with respect to 2008 and each year thereafter, 25% of the annual performance-based bonus amount allocated to be distributed to an executive over $100 thousand would be paid in restricted shares of common stock (the “Restricted Shares”). In addition, neither executive will be permitted to sell or otherwise transfer any Restricted Shares during the executive’s employment with us until the value of his respective stock holdings in the Company exceeds a seven and one-half times multiple of his base compensation and, once this threshold is met, only to the extent that the value of such holdings exceeds that multiple. For the year ended December 31, 2010, the Compensation Committee approved, and the Company issued, an aggregate of 108,807 shares of common stock at the closing price of $7.00 to Messrs. Lloyd McAdams and Joseph E. McAdams in accordance with the terms of their employment agreements. The total incentive compensation paid to these executives for the years ended December 31, 2010 and December 31, 2009 (including the stock issuance) was approximately $3.05 million and $5.26 million, respectively (not including the discretionary incentive compensation as shown below).

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an executive that the executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the Company’s execution of our business and strategic plans. During the years ended December 31, 2010 and December 31, 2009, we paid these executives additional compensation of approximately $1.55 million and $1.25 million, respectively.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $55.78 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2010, we paid $326 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the consolidated statements of income. During the years ended December 31, 2009 and 2008, we paid $331 thousand and $337 thousand, respectively, in rent and related expenses to PIA under this sublease.

At December 31, 2010, the future minimum lease commitment was as follows (in whole dollars):

Year	2011	2012	Total Commitment
Commitment	$311,414	$158,012	$469,426

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the consolidated statements of income are fees of $262 thousand paid to PIA in connection with this agreement during the year ended December 31, 2010. During the years ended December 31, 2009 and 2008, we paid fees of $298 thousand and $345 thousand, respectively, to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our Company. Each participant is a general unsecured creditor of our Company with respect to all amounts deferred under the Deferred Compensation Plan. For the year ended December 31, 2010, none of the participants of the Deferred Compensation Plan elected to defer any compensation. At December 31, 2010, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $415,823.

NOTE 11. EQUITY COMPENSATION PLAN

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2010, 824,034 shares remained available for future issuance under the Plan through any combination of stock options or other awards. This number includes 219,225 stock options which were willfully surrendered for cancellation by Lloyd McAdams on December 27, 2010. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	840,325	$12.392	1,184,969	$12.397	1,360,930	$12.123
Granted	0	0	0	0	0	0
Exercised	0	0	(2,644)	4.350	(53,961)	6.070
Surrendered(1)	219,225	12.143	0	0	0	0
Expired	0	0	(342,000)	12.470	(122,000)	12.130

Outstanding, end of year	621,100	$12.480	840,325	$12.392	1,184,969	$12.397

Weighted average fair value of options expired during the year		$0		$12.470		$12.130
Options exercisable at year-end	621,100		840,325		1,184,969

(1)	On December 27, 2010, Mr. Lloyd McAdams willfully surrendered an aggregate of 219,225 stock options with a weighted average exercise price of $12.143.

The aggregate intrinsic value of options exercised during 2010 and 2009 and those outstanding at December 31, 2010 and December 31, 2009 are immaterial.

The following table summarizes information about stock options outstanding at December 31, 2010:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life ( Years)
$ 6.70	520	0.6
$ 7.10	6,000	0.6
$ 9.45	97,780	1.1
$11.20	174,000	1.8
$11.25	10,000	1.8
$13.80	327,800	2.3
$ 9.72	5,000	4.6

	621,100

The following table summarizes information about restricted stock transactions during the year ended December 31, 2010:

Grant Date Fair Value	Unvested Shares at December 31, 2009	Restricted Shares Granted	Shares Vested in 2010	Shares Forfeited	Unvested Shares at December 31, 2010	Weighted Average Remaining Contractual Life (Years)
$4.24	108,822	0	31,089	0	77,733	4.8
$5.93	197,362	0	0	0	197,362	5.8

	306,184	0	31,089	0	275,095	5.5

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

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various of our officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares were to vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. As the annually compounded rate of return did not exceed 12%, the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 5.5 years and the remaining amount to be recognized is approximately $1.08 million. During the years ended December 31, 2010 and December 31, 2009, we expensed approximately $202 thousand and $202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to 2010, an aggregate of 500 thousand DERs under the 2007 Dividend Equivalent Rights Plan was issued to our employees and officers. On December 16, 2010, a grant of an aggregate of 82 thousand DERs under the DER Plan was issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2010 and December 31, 2009, we paid or accrued $513 thousand and $545 thousand, respectively, as compensation expense related to these grants.

NOTE 12.    HEDGING INSTRUMENTS

At December 31, 2010, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.66 billion and a weighted average maturity of 2.7 years. During the year ended December 31, 2010, nine swap agreements with an aggregate notional amount of $750 million matured. During the year ended December 31, 2010, we entered into 16 new swap agreements with an aggregate notional amount of $1.09 billion and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.107% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2010 and December 31, 2009, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term in months:

	December 31, 2010			December 31, 2009
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$475,000	4.36%	4	$750,000	4.75%	7
1 year to 2 years	520,000	3.92	17	475,000	4.36	16
2 years to 3 years	375,000	3.32	26	520,000	3.92	29
3 years to 4 years	410,000	2.07	40	375,000	3.32	39
4 years to 5 years	880,000	2.07	56	200,000	2.43	52

	$2,660,000	3.02%	33	$2,320,000	4.06%	23

Swap Agreements by Counterparty

	December 31, 2010	December 31, 2009
	(in thousands)
Deutsche Bank Securities	$725,000	$825,000
Credit Suisse	545,000	695,000
Nomura Securities International	400,000	250,000
RBS Greenwich Capital	390,000	0
Citigroup	300,000	400,000
Morgan Stanley	150,000	0
Bank of New York	100,000	0
LBBW Securities, LLC	50,000	50,000
J.P. Morgan Securities Inc.	0	100,000

	$2,660,000	$2,320,000

For the year ended December 31, 2010, there was a decrease in unrealized losses of $19.3 million, from $81.5 million in unrealized losses at December 31, 2009 to $62.2 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease consisted of unrealized losses on cash flow hedges of $60.7 million and a reclassification adjustment for interest expense included in net income of $80 million).

At December 31, 2010, we had asset derivatives of $8.8 million and liability derivatives (both shown on our audited consolidated balance sheets) of $70.6 million.

During the year ended December 31, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the year ended December 31, 2010, the amount amortized into interest expense was approximately $255 thousand and the remaining amount at December 31, 2010 to be amortized was approximately $508 thousand.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 6.

NOTE 13.    COMMITMENTS AND CONTINGENCIES

(a)	Lease Commitment and Administrative Services Commitment—We sublease office space and use administrative services from PIA as more fully described in Note 10.

NOTE 14.    OTHER EXPENSES

	For he Year Ended December 31,
	2010	2009	2008
	(in thousands)
Legal and accounting fees	$539	$710	$608
Printing and stockholder communications	152	124	117
Directors and Officers insurance	435	457	536
Software implementation and maintenance	276	228	231
Administrative service fees	262	298	345
Rent	326	331	337
Stock exchange and filing fees	230	201	278
Custodian fees	131	163	159
Sarbanes-Oxley consulting fees	85	108	102
Board of directors fees and expenses	305	303	337
Securities data services	108	107	105
Refund of previous Belvedere Trust expenses	(170)	0	0
Other	321	335	283

Total of other expenses:	$3,000	$3,365	$3,438

NOTE 15.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2010 and December 31, 2009. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive.

For the year ended December 31, 2010 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$61,151	$54,340	$50,174	$53,866
Interest on Non-Agency MBS	48	60	53	48
Other income	9	19	19	16

	61,208	54,419	50,246	53,930

Interest expense:
Interest expense on repurchase agreements	23,699	24,264	22,612	23,961
Interest expense on junior subordinated notes	305	322	340	327

	24,004	24,586	22,952	24,288

Net interest income	37,204	29,833	27,294	29,642

Recovery on Non-Agency MBS	0	0	0	270
Write-down of Lehman receivable	0	(674)	0	0
Expenses	(3,955)	(3,348)	(2,955)	(2,812)

Net income	33,249	25,811	24,339	27,100
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(430)	(430)	(430)	(430)

Net income to common stockholders	$31,808	$24,370	$22,898	$25,659

Basic earnings per common share	$0.27	$0.21	$0.19	$0.21
Diluted earnings per common share(1)	$0.27	$0.21	$0.19	$0.21
Basic weighted average number of shares outstanding	116,755	117,541	117,923	120,394
Diluted weighted average number of shares outstanding	120,316	121,101	121,557	124,150

(1)	During the year ended December 31, 2010, diluted earnings per common share include the assumed conversion of 1.102 million shares of Series B Preferred Stock at March 31, 2010 and June 30, 2010; 1.101 million shares at September 30, 2010 and December 31, 2010 at each quarter-end conversion rate and adding back the Series B Preferred Stock dividend. At March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010, the conversion rate was 3.1505, 3.2317, 3.2990 and 3.4094, respectively.

For the year ended December 31, 2009 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$66,895	$67,111	$63,150	$64,469
Interest on Non-Agency MBS	75	72	57	51
Other income	46	67	27	9

	67,016	67,250	63,234	64,529

Interest expense:
Interest expense on repurchase agreements	32,038	28,796	27,573	25,751
Interest expense on junior subordinated notes	455	402	357	335

	32,493	29,198	27,930	26,086

Net interest income	34,523	38,052	35,304	38,443

Gain on derivative instruments	107	0	0	0
Write-down of Lehman receivable	0	0	0	(962)
Expenses	(3,889)	(4,022)	(3,611)	(3,711)

Net income	30,741	34,030	31,693	33,770
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(471)	(471)	(487)	(433)

Net income to common stockholders	$29,259	$32,548	$30,195	$32,326

Basic earnings per common share	$0.30	$0.32	$0.28	$0.28
Diluted earnings per common share(1)	$0.30	$0.31	$0.27	$0.28
Basic weighted average number of shares outstanding	95,974	102,344	109,125	113,970
Diluted weighted average number of shares outstanding	99,333	105,849	112,868	117,462

(1)	During the year ended December 31, 2009, diluted earnings per common share include the assumed conversion of 1.206 million shares of Series B Preferred Stock at March 31, 2009 and June 30, 2009; 1.246 million shares at September 30, 2009; and 1.108 million shares at December 31, 2009 at each quarter-end conversion rate and adding back the Series B Preferred Stock dividend. At March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009, the conversion rate was 2.7865, 2.9075, 3.0035 and 3.1505, respectively.

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

There was no net income or loss on discontinued operations for the years ended December 31, 2010 and 2009. The net income of $7.6 million for the year ended December 31, 2008 was from the gain on disposition of the discontinued operations.

NOTE 17.    SUBSEQUENT EVENTS

We have evaluated subsequent events through February 25, 2011, which is the date that our consolidated financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 20, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2011.

On February 8, 2011, we entered into Amendment No. 1 to the 2008 Sales Agreement with Cantor. From February 9, 2011 through February 22, 2011, we sold 160 thousand shares of our common stock under the Program, which provided net proceeds to us of approximately $1.1 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $22 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During this period, we also sold approximately 26 thousand shares of our Series B Preferred Stock under the Program, which provided net proceeds to us of approximately $610 thousand, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $12 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

EXHIBIT INDEX

Exhibit Number	Description
1.1

Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

1.2

Amendment No. 1 to Sales Agreement dated February 8, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 8, 2011)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

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
10.1*

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

10.3*

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

10.9*	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

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

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

14.1	Code of Ethics and Business Conduct (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as filed with the SEC on March 16, 2007)

21.1	Subsidiaries of the Registrant

23.1	Consent of McGladrey & Pullen, LLP

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.