Form 10-Q
period 2011-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2011-05-03
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

At May 2, 2011, the registrant had 126,533,060 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$7,323,431	$6,762,763
Agency MBS at fair value	803,822	957,316
Paydowns receivable	15,469	14,579

	8,142,722	7,734,658
Non-Agency MBS:
Non-Agency MBS at fair value	3,990	4,394
Cash and cash equivalents	4,307	10,621
Interest and dividends receivable	28,254	27,097
Derivative instruments at fair value	13,462	8,828
Prepaid expenses and other	3,712	4,617

Total Assets:	$8,196,447	$7,790,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$19,659	$20,585
Repurchase agreements	6,920,000	6,375,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	55,334	70,557
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	492	430
Dividends payable on common stock	31,308	26,574
Payable for securities purchased	192,059	363,820
Accrued expenses and other	2,282	947

Total Liabilities:	$7,259,525	$6,896,304

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($31,462 and $27,525, respectively); 1,258 and 1,101 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	$29,395	$25,630

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 124,089 and 120,901 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	1,241	1,209
Additional paid-in capital	1,075,898	1,053,959
Accumulated other comprehensive income consisting of unrealized losses and gains	41,371	22,444
Accumulated deficit	(256,380)	(254,728)

Total Stockholders’ Equity:	$907,527	$868,281

Total Liabilities and Stockholders’ Equity:	$8,196,447	$7,790,215

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Interest income:
Interest on Agency MBS	$56,901	$61,151
Interest on Non-Agency MBS	45	48
Other income	11	9

	56,957	61,208

Interest expense:
Interest expense on repurchase agreements	22,112	23,699
Interest expense on junior subordinated notes	319	305

	22,431	24,004

Net interest income	34,526	37,204
Recovery on Non-Agency MBS	218	0
Expenses:
Compensation, incentive compensation and benefits	(2,861)	(3,198)
Other expenses	(723)	(757)

Total expenses	(3,584)	(3,955)

Net income	31,160	33,249

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(492)	(430)

Net income to common stockholders	$29,657	$31,808

Basic earnings per common share	$0.24	$0.27
Diluted earnings per common share	$0.24	$0.27
Basic weighted average number of shares outstanding	121,914	116,755
Diluted weighted average number of shares outstanding	126,205	120,316

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)		$868,281

Issuance of common stock		3,188		32	21,869						21,901
Other comprehensive income (loss), fair value adjustments and reclassifications						(1,074)	79	19,921		18,926	18,926
Net income									31,160	31,160	31,160

Comprehensive loss										$50,086

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(492)		(492)
Dividend declared - $0.25 per common share									(31,308)		(31,308)

Balance, March 31, 2011	1,876	124,089	$45,397	$1,241	$1,075,898	$79,871	$3,784	$(42,285)	$(256,379)		$907,527

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Operating Activities:
Net income	$31,160	$33,249
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	12,213	12,340
Amortization of restricted stock	70	70
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,157)	1,689
Decrease (increase) in prepaid expenses and other	905	(593)
(Decrease) in accrued interest payable	(863)	(1,330)
(Decrease) increase in accrued expenses and payables for securities purchased	(170,425)	98,779

Net cash (used in) provided by operating activities	$(128,097)	$144,204

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(862,433)	(530,195)
Principal payments	441,082	449,311
Available-for-sale Non-Agency MBS:
Principal payments	483	869

Net cash (used in) investing activities	$(420,868)	$(80,015)

Financing Activities:
Borrowings from repurchase agreements	$8,749,000	7,194,350
Repayments on repurchase agreements	(8,204,000)	(7,241,350)
Proceeds from common stock issued, net	21,901	19,100
Proceeds from Series B Preferred stock issued, net	3,765	0
Series A Preferred stock dividends paid	(1,011)	(1,011)
Series B Preferred stock dividends paid	(430)	(433)
Common stock dividends paid	(26,574)	(32,305)
Treasury stock	0	(3,517)

Net cash provided by (used in) financing activities	$542,651	$(65,166)

Net decrease in cash and cash equivalents	$(6,314)	$(977)
Cash and cash equivalents at beginning of period	10,621	1,812

Cash and cash equivalents at end of period	$4,307	$835

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,294	$25,335

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Net income	$31,160	$33,249

Available-for-sale Agency MBS, fair value adjustment	(1,074)	(23,751)
Available-for-sale Non-Agency MBS, fair value adjustment	79	1,451
Unrealized gains (losses) on cash flow hedges	2,484	(20,484)
Reclassification adjustment for interest expense included in net income	17,437	20,673

	18,926	(22,111)

Comprehensive income	$50,086	$11,138

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other income” on our unaudited consolidated statements of income. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	116	$3,383,580	$(40,871)	314	$255,572	$(6,346)	430	$3,639,152	$(47,217)

December 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	115	$2,818,632	$(37,912)	313	$250,040	$(6,498)	428	$3,068,672	$(44,410)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2011.

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

Credit Risk

At March 31, 2011, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2011 relative to any tax positions taken prior to January 1, 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2011. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2006 and 2005, respectively.

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

The computation of EPS for the three months ended March 31, 2011 and March 31, 2010 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2011
Basic EPS	$29,657	121,914	$0.24
Effect of dilutive securities(1)	492	4,291	0.00

Diluted EPS	$30,149	126,205	$0.24

For the three months ended March 31, 2010
Basic EPS	$31,808	116,755	$0.27
Effect of dilutive securities(2)	430	3,561	0.00

Diluted EPS	$32,238	120,316	$0.27

(1)	During the three months ended March 31, 2011, diluted earnings per common share included the assumed conversion of 1.258 million shares of Series B Preferred Stock at the then-current conversion rate of 3.4094 shares of common stock and adding back the Series B Preferred Stock dividend.
(2)	During the three months ended March 31, 2010, diluted earnings per common share included the assumed conversion of 1.1 million shares of Series B Preferred Stock at the then-current conversion rate of 3.1505 shares of common stock and adding back the Series B Preferred Stock dividend.

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At March 31, 2011, we did not have any reverse repurchase agreements outstanding. During the three months ended March 31, 2011, the maximum amount of reverse repurchase agreements outstanding was $27 million and the average amount outstanding was $1.3 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2010, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2011 and December 31, 2010, which are carried at their fair value (amounts in thousands):

March 31, 2011

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$18,892	$2,378,075	$5,650,416	$8,047,383
Paydowns receivable	0	15,469	0	15,469
Unrealized gains	3	39,910	87,174	127,087
Unrealized losses	(306)	(23,342)	(23,569)	(47,217)

Fair value	$18,589	$2,410,112	$5,714,021	$8,142,722

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,794,676	$4,765,361	$917,261	$566,303	$3,782	$8,047,383
Paydowns receivable	5,852	9,617	0	0	0	15,469
Unrealized gains	35,599	53,009	0	38,467	12	127,087
Unrealized losses	(6,386)	(21,231)	(16,976)	(2,621)	(3)	(47,217)

Fair value	$1,829,741	$4,806,756	$900,285	$602,149	$3,791	$8,142,722

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$205
Unrealized gains	3,785

Fair value	$3,990

At March 31, 2011, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.50%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $4 million at March 31, 2011 from a fair value of approximately $4.4 million at December 31, 2010. The detail of this decline is shown on page 15.

At March 31, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service. At March 31, 2011, a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was rated D (which was downgraded during the quarter from CC) by Standard & Poor’s and a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio continued to be rated CC by Standard & Poor’s.

December 31, 2010

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$19,451	$2,129,836	$5,489,848	$7,639,135
Paydowns receivable	0	14,579	0	14,579
Unrealized gains	0	40,455	84,899	125,354
Unrealized losses	(286)	(21,401)	(22,723)	(44,410)

Fair value	$19,165	$2,163,469	$5,552,024	$7,734,658

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,685,741	$4,523,628	$811,687	$613,912	$4,167	$7,639,135
Paydowns receivable	6,069	8,510	0	0	0	14,579
Unrealized gains	26,501	59,149	162	39,519	23	125,354
Unrealized losses	(6,895)	(19,009)	(16,162)	(2,341)	(3)	(44,410)

Fair value	$1,711,416	$4,572,278	$795,687	$651,090	$4,187	$7,734,658

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$689
Unrealized gains	3,705

Fair value	$4,394

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

At March 31, 2011 and December 31, 2010, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	March 31, 2011		December 31, 2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,485,000	0.28	3,730,000	0.30
30 days to 90 days	3,435,000	0.28	2,645,000	0.30
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$6,920,000	0.28%	$6,375,000	0.30%

Weighted average maturity	36 days		31 days
Weighted average term to maturity (after accounting for swap agreements)	441 days		418 days
Weighted average borrowing rate (after accounting for swap agreements)	1.32%		1.43%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$7,323,431		$6,762,763

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At March 31, 2011 and December 31, 2010, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At March 31, 2011 and December 31, 2010, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at March 31, 2011 and December 31, 2010 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at March 31, 2011 and December 31, 2010.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At March 31, 2011, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$8,142,722	$—	$8,142,722
Non-Agency MBS(2)	$—	$—	$3,990	$3,990
Derivative instruments(3)	$—	$13,462	$—	$13,462
Liabilities:
Derivative instruments(3)	$—	$55,334	$—	$55,334

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2011 and December 31, 2010, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2010	$4,394
Principal paydowns	(483)
Unrealized gains	79

Balance at March 31, 2011	$3,990

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

NOTE 8. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before our common stock is entitled to receive any dividends. The Series B Preferred Stock is senior to the common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of the Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of the Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking prior to the Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. Through March 31, 2011, the Series B Preferred Stock was convertible at the then-current conversion rate of 3.4094 shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, will be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2011, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended March 31, 2011, there was one transaction to convert 1,000 shares of Series B Preferred Stock into 3,409 shares of our common stock (at the then-current conversion rate of 3.4094). During the three months ended March 31, 2011, we issued an aggregate of 158,500 shares of Series B Preferred Stock, which provided net proceeds to us of approximately $3.8 million.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2011, our authorized capital included 200 million shares of common stock, of which 124,088,947 shares were issued and outstanding.

At March 31, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At March 31, 2011, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,258,498 shares of Series B Preferred Stock issued and outstanding, respectively.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares were acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases were subject to market conditions and applicable SEC rules. During the three months ended March 31, 2011, we did not repurchase any shares under this program. As the share repurchase program had a one-year term only, it expired on January 27, 2011. From February 1, 2010 through January 27, 2011, we had repurchased an aggregate of 3,724,121 shares at a weighted average price of $6.57 per share under this program.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which was amended by Amendment No. 1 to Sales Agreement on February 8, 2011. During the three months ended March 31, 2011, we sold an aggregate of 2,076,900 shares of our common stock at a weighted average price of $7.07 per share under the amended 2008 Sales Agreement, which provided net proceeds to us of approximately $14.5 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $255 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended March 31, 2011, we sold an aggregate of 158,500 shares of our Series B Preferred Stock at a weighted average price of $24.39 per share under the amended 2008 Sales Agreement, which provided net proceeds to us of approximately $3.8 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $77 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended March 31, 2011, we did not sell any shares of our Series A Preferred Stock under the amended 2008 Sales Agreement. At March 31, 2011, there were 3,025,000 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,744,300 shares of Series B Preferred Stock, respectively, available under the amended 2008 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended March 31, 2011, we issued 1,107,940 shares of common stock at a weighted average price of $6.74 per share under the 2009 Plan, resulting in proceeds to us of approximately $7.47 million. At March 31, 2011, there were approximately 9.962 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At March 31, 2011, approximately $580.8 million was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.68 million shares under the plan. This amount includes 1.02 million shares of unexercised stock options and restricted stock.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the 2002 Incentive Plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At March 31, 2011, the Threshold Return was 4.46%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At March 31, 2011, the incentive compensation accrual carry forward was a negative $4.7 million, which was reduced from a negative $6.4 million at December 31, 2010. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended March 31, 2011 and 2010, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the execution of our business and strategic plans. During the three months ended March 31, 2011, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $55.78 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2011, we paid approximately $83 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the unaudited consolidated statements of income. During the three months ended March 31, 2010, we paid $81 thousand in rent and related expenses to PIA under this sublease.

At March 31, 2011, the future minimum lease commitment was as follows (in whole dollars):

Year	2011	2012	Total Commitment
Commitment	$234,713	$158,012	$392,725

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited consolidated statements of income are fees of $48 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2011. During the three months ended March 31, 2010, we paid fees of $82 thousand to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. At March 31, 2011, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $415,823.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2011, 824,034 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2011, we expensed approximately $51 thousand related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2011, an aggregate of 582 thousand DERs were issued to our officers and employees under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2011 we paid or accrued $140 thousand as compensation related to DERs granted. During the three months ended March 31, 2010, we paid or accrued approximately $135 thousand as compensation related to DERs granted.

NOTE 12. HEDGING INSTRUMENTS

At March 31, 2011, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.735 billion and a weighted average maturity of 2.96 years. During the three months ended March 31, 2011, three swap agreements with an aggregate notional amount of $225 million matured. During the three months ended March 31, 2011, we entered into four new swap agreements with a notional amount of $300 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.11% to 5.7375%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2011 and December 31, 2010, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term (in months):

	March 31, 2011			December 31, 2010
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$400,000	5.09%	6	$475,000	4.36%	4
1 year to 2 years	695,000	3.41	19	520,000	3.92	17
2 years to 3 years	200,000	2.85	32	375,000	3.32	26
3 years to 4 years	410,000	2.00	42	410,000	2.07	40
Over 4 years	1,030,000	2.14	56	880,000	2.07	56

	$2,735,000	2.93%	35	$2,660,000	3.02%	33

Swap Agreements by Counterparty

	March 31, 2011	December 31, 2010
	(in thousands)
Deutsche Bank Securities	$700,000	$725,000
Credit Suisse	445,000	545,000
Nomura Securities International	400,000	400,000
RBS Greenwich Capital	390,000	390,000
Citigroup	300,000	300,000
JP Morgan Securities	200,000	50,000
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	0

	$2,735,000	$2,660,000

During the three months ended March 31, 2011, there was a decrease in unrealized losses of $19.9 million from $62.2 million in unrealized losses at December 31, 2010 to $42.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized gains on cash flow hedges of $2.5 million and a reclassification adjustment for interest expense included in net income of $17.4 million).

At March 31, 2011, we had asset derivatives of $13.5 million and liability derivatives of $55.3 million (both shown on our unaudited consolidated balance sheets).

During the three months ended March 31, 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three months ended March 31, 2011, the amount amortized into interest expense was approximately $64 thousand and the remaining amount at March 31, 2011 to be amortized was approximately $444 thousand. For the three months ended March 31, 2010, the amount amortized into interest expense was approximately $60 thousand.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Legal and accounting fees	$125	$104
Printing and stockholder communications	22	12
Directors and Officers insurance	110	109
Software and implementation	65	64
Administrative service fees	48	82
Rent and related expenses	83	81
Stock exchange and filing fees	59	59
Custodian fees	33	32
Sarbanes-Oxley consulting fees	0	36
Board of directors fees and expenses	80	73
Securities data services	27	27
Other	71	78

Total of other expenses:	$723	$757

NOTE 15. SUBSEQUENT EVENTS

On April 13, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which was payable on April 15, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2011.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on April 12, 2011 from 3.4094 shares of our common stock to 3.4778 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.12 and (2) the annualized common stock dividend yield was 14.0449%.

From April 1, 2011 through May 2, 2011, we sold an aggregate of 875,100 shares of common stock at a weighted average price of $7.27 per share pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor, which provided net proceeds to us of approximately $6.2 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $127 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. From April 1, 2011 through May 2, 2011, we sold 10,346 shares of Series B Preferred Stock at a weighted average price of $24.75 per share pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor, which provided net proceeds to us of approximately $251 thousand, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

From April 1, 2011 through May 2, 2011, there were four transactions to convert an aggregate of 79,100 shares of Series B Preferred Stock into an aggregate of 269,681 shares of our common stock (at the then-current conversion rate of 3.4094).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the United States Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2011, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At March 31, 2011, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

At March 31, 2011, we had total assets of $8.2 billion. Our Agency MBS portfolio, consisting of $8.1 billion, was distributed as follows: 22% adjustable-rate Agency MBS, 59% hybrid adjustable-rate Agency MBS, 11% 15-year fixed-rate Agency MBS, 8% 30-year fixed-rate Agency MBS and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $4 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at March 31, 2011 was approximately $858.6 million, or $6.92 per share. The $858.6 million equals total stockholders’ equity of $907.5 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $31.5 million and the proceeds from its sale of $29.4 million. For the three months ended March 31, 2011, we reported net income of $31.2 million. Net income to common stockholders was $29.7 million, or net income of $0.24 per diluted share, based on a weighted average of 126.2 million fully diluted shares outstanding, which consisted of net income of $31.2 million minus payment of preferred dividends of $1.5 million.

Results of Operations

Three Months Ended March 31, 2011 Compared to March 31, 2010

For the three months ended March 31, 2011, our net income was $31.2 million. Our net income available to common stockholders was $29.7 million, or $0.24 per diluted share, based on a weighted average of 126.2 million fully diluted shares outstanding. This includes net income of $31.2 million minus the payment of preferred dividends of $1.5 million. For the three months ended March 31, 2010, our net income was $33.2 million. Our net income available to common stockholders was $31.8 million, or $0.27 per diluted share, based on a weighted average of 120.3 million fully diluted shares outstanding. This included net income of $33.2 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended March 31, 2011 totaled $34.5 million, or 50% of gross income, compared to $37.2 million, or 50.6% of gross income, for the three months ended March 31, 2010. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended March 31, 2011 was $57 million, compared to $61.2 million for the three months ended March 31, 2010, a decrease of 7% due primarily to a decrease in the weighted average coupons on Agency MBS (from 4.06% at March 31, 2010 to 3.11% at March 31, 2011), partially offset by an increase in the weighted average portfolio outstanding of approximately $7.3 billion at March 31, 2011 from approximately $6.03 billion at March 31, 2010. Interest expense for the three months ended March 31, 2011 was $22.4 million, compared to $24.0 million for the three months ended March 31, 2010, a decrease of 7%, which resulted primarily from a decline in short-term interest rates after the effect of the swap agreements (from 1.82% at March 31, 2010 to 1.38% at March 31, 2011) and partially offset by an increase in the average borrowings outstanding, from $5.27 billion at March 31, 2010 to $6.50 billion at March 31, 2011.

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

During the three months ended March 31, 2011, premium amortization expense decreased $0.1 million, or 1%, from $12.3 million during the three months ended March 31, 2010 to $12.2 million.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

Portfolio	First Quarter 2011	First Quarter 2010
Agency MBS and Non-Agency MBS	21%	30%

During the three months ended March 31, 2011 and 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $3.6 million for the three months ended March 31, 2011, compared to $4.0 million for the three months ended March 31, 2010. Compensation costs decreased $337 thousand (due to a decrease in the accrual for bonus and incentive compensation). “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) decreased $34 thousand.

Financial Condition

Agency MBS Portfolio

At March 31, 2011, we held agency mortgage assets whose amortized cost was approximately $8.05 billion, consisting primarily of $6.56 billion of adjustable-rate Agency MBS, $1.48 billion of fixed-rate Agency MBS and $4 million of floating-rate CMOs. This amount represents an approximately 5% increase from the $7.64 billion held at December 31, 2010. Of the adjustable-rate Agency MBS owned by us, 27% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 73% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our Agency MBS owned at March 31, 2011 and December 31, 2010, classified by type of issuer (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,714,021	70.2%	$5,552,024	71.8%
Freddie Mac (FHLMC)	2,410,112	29.6	2,163,469	28.0
Ginnie Mae (GNMA)	18,589	0.2	19,165	0.2

Total Agency MBS:	$8,142,722	100.0%	$7,734,658	100.0%

The following table classifies the fair value of our Agency MBS owned at March 31, 2011 and December 31, 2010 by type of interest rate index (dollar amounts in thousands):

	March 31, 2011		December 31, 2010
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$3,791	0.0%	$4,187	0.0%
Six-month LIBOR	82,653	1.0	87,894	1.1
One-year LIBOR	6,154,122	75.6	5,778,465	74.8
Six-month certificate of deposit	1,314	0.0	1,339	0.0
Six-month constant maturity treasury	481	0.0	497	0.0
One-year constant maturity treasury	369,608	4.5	386,332	5.0
Cost of Funds Index	28,319	0.4	29,167	0.4
15-year fixed-rate	900,285	11.1	795,687	10.3
30-year fixed-rate	602,149	7.4	651,090	8.4

Total Agency MBS:	$8,142,722	100.0	$7,734,658	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Weighted Average Coupon:
Adjustable-rate	3.74%	3.77%
Hybrid adjustable-rate	3.66	3.83
15-year fixed-rate	3.72	3.68
30-year fixed-rate	5.56	5.56
CMOs	1.06	1.07

Total Agency MBS:	3.82%	3.94%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.62%	102.62%
15-year fixed-rate	103.21	103.27
30-year fixed-rate	100.73	100.72

Total Agency MBS:	102.55%	102.53%

Current yield (weighted average coupon divided by average amortized cost)	3.72%	3.84%

Relative to our Agency MBS portfolio at March 31, 2011, the average interest rate on outstanding repurchase agreements was 0.28% and the average days to maturity was 36 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.32% and the weighted average term to next rate adjustment was 441 days. Relative to our Agency MBS portfolio at December 31, 2010, the average interest rate on outstanding repurchase agreements was 0.30% and the average days to maturity was 31 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.43% and the weighted average term to next rate adjustment was 418 days.

At March 31, 2011 and December 31, 2010, the unamortized net premium paid for our Agency MBS was $200 million and $189 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At March 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $4 million of floating-rate CMOs with an average coupon of 0.50% which were acquired at par value. At December 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.4 million of floating-rate CMOs with an average coupon of 0.51% which were acquired at par value.

At March 31, 2011, the fair value of our Non-Agency MBS portfolio decreased to approximately $4 million from a fair value of approximately $4.4 million at December 31, 2010. The decrease was due primarily to principal paydowns of approximately $0.5 million offset by an increase in an unrealized gain of approximately $0.1 million.

At March 31, 2011, the amortized cost of our Non-Agency MBS was $205 thousand. At December 31, 2010, the amortized cost of our Non-Agency MBS was $689 thousand.

At March 31, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service. At March 31, 2011, a security representing approximately 67% of the principal balance of our Non-Agency MBS portfolio was rated D (which was downgraded during the quarter from CC) by Standard & Poor’s and a security representing approximately 33% of the principal balance of our Non-Agency MBS portfolio continued to be rated CC by Standard & Poor’s

We received valuations at March 31, 2011 and December 31, 2010 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at March 31, 2011 and December 31, 2010. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

The table below provides additional details regarding our Non-Agency MBS portfolio at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
Non-Agency MBS at fair value	$4.0 million	$4.4 million
Principal balance of Non-Agency MBS	$35.28 million	$38.23 million
Original principal balance on Non-Agency MBS	$60 million	$60 million
Original FICO (credit score)	730	730
Information on Loan Collateral of Non-Agency MBS Securitizations:
Loan principal as percentage of original loan principal	58.7%	62.8%
Weighted average original loan-to-value (LTV)	69%	69%
Weighted average original LTV adjusted for negative loan amortization	72%	72%
California loans(1)	70%	70%
Pay-option ARM loans(1)	100%	100%
2006 loan originations(1)	99%	99%
3-month CPR	10.6%	12.2%
Loans in foreclosure(1)	19.2%	17.2%
Real estate owned (REO)(1)(2)	3.4%	2.9%
Total seriously delinquent(1)(3)	34.5%	31.4%
Realized losses (as percentage of original collateral balance)	8.1%	7.4%
Information on Subordination Levels of Non-Agency MBS Securitizations(4):
Average securitization principal subordinate to Anworth-owned tranches	0.4%	0.8%
Average securitization principal of Anworth-owned tranches	16.0%	16.8%
Average securitization principal senior to Anworth-owned tranches	83.6%	82.4%

(1)	As a percentage of collateral loan principal.
(2)	Represents the amount of collateral loan principal where the properties are now REO.
(3)	Includes 90+ days delinquent plus foreclosures plus bankruptcy plus REO.
(4)	Weighted average as percentage of collateral loan principal at March 31, 2011 and December 31, 2010.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At March 31, 2011, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.735 billion and an average maturity of 2.96 years. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At March 31, 2011, there were unrealized losses of approximately $42.3 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $6.92 billion at March 31, 2011. As collateral for these repurchase agreements, we pledged approximately $7.32 billion in Agency MBS. Our other significant source of funds for the three months ended March 31, 2011 consisted of payments of principal from our Agency MBS portfolio in the amount of $441 million.

For the three months ended March 31, 2011, there was a net decrease in cash and cash equivalents of approximately $6.3 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended March 31, 2011 was approximately $128.1 million. This is comprised of net income of $31.2 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $12.2 million and the amortization of restricted stock of $70 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $170.4 million (due primarily to a decrease in payables for securities purchased), an increase in interest receivable of approximately $1.2 million, a decrease in accrued interest payable of approximately $0.9 million, partially offset by a decrease in prepaid expenses and other assets of approximately $0.9 million,; and

•

Net cash used in investing activities for the three months ended March 31, 2011 was approximately $420.9 million which consisted of purchases of Agency MBS of approximately $862.4 million, partially offset by $441.1 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $483 thousand; and

•

Net cash provided by financing activities for the three months ended March 31, 2011 was approximately $542.7 million. This consisted of borrowings on repurchase agreements of approximately $8.75 billion, partially offset by repayments on repurchase agreements of approximately $8.20 billion. This also included net proceeds from common stock issued of approximately $21.9 million and net proceeds from Series B Preferred Stock issued of $3.8 million less dividends paid of $26.6 million on common stock and dividends paid of approximately $1.4 million on preferred stock.

Relative to our Agency MBS portfolio at March 31, 2011, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 27 days to three months. At March 31, 2011, we had borrowed funds under repurchase agreements with 17 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2011 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 6.8x at December 31, 2010 to 7.1x at March 31, 2011.

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

During the three months ended March 31, 2011, we raised approximately $7.5 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At March 31, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Preferred Stock and Series B Preferred Stock. During the three months ended March 31, 2011, we did not issue any shares of Series A Preferred Stock. During the three months ended March 31, 2011, we issued an aggregate of 158,500 shares of Series B Preferred Stock

During the three months ended March 31, 2011, we issued an aggregate of 2,076,900 shares of common stock at a weighted average price of $7.07 per share under our amended Controlled Equity Offering Sales Agreement with Cantor Fitzgerald & Co. (as described in Note 9 to the accompanying unaudited consolidated financial statements), which provided net proceeds to us of approximately $14.5 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $255 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended March 31, 2011, we issued an aggregate of 158,500 shares of Series B Preferred Stock at a weighted average price of $24.39 per share under our amended Controlled Equity Offering Sales Agreement with Cantor, which provided net proceeds to us of approximately $3.8 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $77 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended March 31, 2011, we did not issue any shares of Series A Preferred Stock under our amended Controlled Equity Offering Sales Agreement with Cantor. At March 31, 2011, there were 3,025,000 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,744,300 shares of Series B Preferred Stock, respectively, available for future issuance under the amended Controlled Equity Offering Sales Agreement.

On February 1, 2010, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire 5,850,000 shares of our common stock, or approximately 5% of our then outstanding common stock. The shares were acquired at prevailing prices through open market transactions. The manner, price, number and timing of these share repurchases were subject to market conditions and applicable SEC rules. During the three months ended March 31, 2011, we did not repurchase any shares under this program. As the share repurchase program had a one-year term only, it expired on January 27, 2011. From February 1, 2010 through January 27, 2011, we had repurchased an aggregate of 3,724,121 shares at a weighted average price of $6.57 per share under this program.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended March 31, 2011 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2010.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2011 was $907.5 million. Common stockholders’ equity was approximately $858.6 million or a book value of $6.92 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $79.9 million or 1.0% of the amortized cost of our Agency MBS at March 31, 2011. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $42.3 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $3.8 million, constitutes the total “Accumulative other comprehensive income” of approximately $41.4 million.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our unaudited consolidated financial statements is contained in Note 1 to the accompanying unaudited consolidated financial statements.

Subsequent Events

On April 13, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which was payable on April 15, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2011.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on April 12, 2011 from 3.4094 shares of our common stock to 3.4778 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.12 and (2) the annualized common stock dividend yield was 14.0449%.

From April 1, 2011 through May 2, 2011, we sold an aggregate of 875,100 shares of common stock at a weighted average price of $7.27 per share pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor, which provided net proceeds to us of approximately $6.2 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $127 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. From April 1, 2011 through May 2, 2011, we sold 10,346 shares of Series B Preferred Stock at a weighted average price of $24.75 per share pursuant to our amended Controlled Equity Offering Sales Agreement with Cantor, which provided net proceeds to us of approximately $251 thousand, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $5 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share.

From April 1, 2011 through May 2, 2011, there were four transactions to convert an aggregate of 79,100 shares of Series B Preferred Stock into an aggregate of 269,681 shares of our common stock (at the then-current conversion rate of 3.4094).

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

At March 31, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$900,285	11.1%	$0	0.0%
30-year fixed-rate investments	602,149	7.4	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	491,245	6.0	6,920,000	100.0
Greater than 3 months and less than 1 year	1,346,276	16.5	0	0.0
Greater than 1 year and less than 2 years	710,375	8.7	0	0.0
Greater than 2 years and less than 3 years	342,158	4.2	0	0.0
Greater than 3 years and less than 5 years	3,754,224	46.1	0	0.0

Total:	$8,146,712	100.0%	$6,920,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2011, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 35 months while our borrowings had a weighted average term to next rate adjustment of 36 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 441 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At March 31, 2011, we had unrestricted cash of $4.3 million and $808 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at March 31, 2011 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–52.5%	0.1%
–1%	–12.6%	0.9%
0%	0%	0%
1%	–17.7%	–2.6%
2%	–35.4%	–5.7%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point instantaneous decline in interest rates from the 0% change scenario is estimated to result in an approximate 72% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at March 31, 2011. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At March 31, 2011, the aggregate notional amount of the interest rate swap agreements was $2.735 billion and the weighted average maturity was 2.96 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–6.2%	2.0%
–1%	33.7%	1.9%
0%	0%	0%
1%	8.1%	–3.5%
2%	–25.9%	–7.6%

Item 4.	Controls and Procedures

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

The following risk factors in our Annual Report on Form 10-K for the year ended December 31, 2010 have been modified as follows. The materialization of any risks and uncertainties identified in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K or those that are presently unforeseen could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to our Business

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

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency MBS and could have broad adverse market implications. In addition, if Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire Agency MBS from these companies, which would eliminate the major component of our business model. In February 2011, the U.S. Department of the Treasury and the U.S. Department of Housing and Urban Development released a report to Congress titled “Reforming America’s Housing Finance Market” (the 2011 Report). The Report includes general proposals to wind down Fannie Mae and Freddie Mac by requiring them to increase guarantee fees, reducing conforming loan limits and reducing their investment portfolios.March 31, 2011 The Report also recommends increased government regulation of the Agency MBS market and MBS markets generally.

Our income could be negatively affected in a number of ways depending on the implementation of one or more of the proposals in the Report and the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from Agency MBS that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of Agency MBS could also negatively affect the pricing of Agency MBS we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

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

During the past several years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changing economic conditions including recent defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including agency MBS. As a result, values for MBS assets, including some agency MBS, have been negatively impacted. Future inflation, or a perceived increase in inflation risk, could also increase volatility and deterioration in the broader residential mortgage and MBS markets. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the Agency MBS in which we invest.

Our investments serve as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Inflation, or a perceived increase in inflation risk, could cause a decline in the value of our Agency MBS. If market conditions result in a decline in the value of our Agency MBS, our financial position and results of operations could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2011. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 29, 2011 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

1.2	Amendment No. 1 to Sales Agreement dated February 8, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 8, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)
3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

Exhibit Number	Description

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

Exhibit Number	Description

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9*	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

Exhibit Number	Description

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors Incorporated by Reference to our Definitive Proxy Statement

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 3, 2011	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Chief Executive Officer)

Dated: May 3, 2011	/S/ THAD M. BROWN
Thad M. Brown Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)