Form 10-Q
period 2011-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2011-08-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

At August 3, 2011, the registrant had 132,116,240 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$7,670,586	$6,762,763
Agency MBS at fair value	774,439	957,316
Paydowns receivable	48,109	14,579

	8,493,134	7,734,658
Non-Agency MBS:
Non-Agency MBS at fair value	2,962	4,394
Cash and cash equivalents	11,768	10,621
Interest and dividends receivable	28,868	27,097
Derivative instruments at fair value	2,722	8,828
Prepaid expenses and other	13,001	4,617

Total Assets:	$8,552,455	$7,790,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$22,561	$20,585
Repurchase agreements	7,245,000	6,375,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	70,342	70,557
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	450	430
Dividends payable on common stock	32,692	26,574
Payable for securities purchased	144,045	363,820
Accrued expenses and other	4,505	947

Total Liabilities:	$7,557,986	$6,896,304

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($31,437 and $27,525, respectively); 1,257 and 1,101 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$29,656	$25,630

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 129,747 and 120,901 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,297	1,209
Additional paid-in capital	1,115,776	1,053,959
Accumulated other comprehensive income consisting of unrealized losses and gains	60,097	22,444
Accumulated deficit	(257,754)	(254,728)

Total Stockholders’ Equity:	$964,813	$868,281

Total Liabilities and Stockholders’ Equity:	$8,552,455	$7,790,215

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest income:
Interest on Agency MBS	$58,978	$54,340	$115,880	$115,491
Interest on Non-Agency MBS	39	60	84	108
Other income	11	19	22	28

	59,028	54,419	115,986	115,627

Interest expense:
Interest expense on repurchase agreements	22,726	24,264	44,839	47,963
Interest expense on junior subordinated notes	321	322	640	627

	23,047	24,586	45,479	48,590

Net interest income	35,981	29,833	70,507	67,037
Recovery on Non-Agency MBS	678	0	896	0
Expenses:
Compensation, incentive compensation and benefits	(2,959)	(2,417)	(5,820)	(5,615)
Write-down of Lehman receivable	0	(674)	0	(674)
Other expenses	(922)	(931)	(1,645)	(1,688)

Total expenses	(3,881)	(4,022)	(7,465)	(7,977)

Net income	32,778	25,811	63,938	59,060

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(2,022)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(450)	(430)	(942)	(861)

Net income to common stockholders	$31,317	$24,370	$60,974	$56,177

Basic earnings per common share	$0.25	$0.21	$0.49	$0.48
Diluted earnings per common share	$0.24	$0.21	$0.48	$0.47
Basic weighted average number of shares outstanding	127,029	117,541	124,485	117,152
Diluted weighted average number of shares outstanding	131,402	121,101	128,859	120,712

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)		$868,281

Issuance of common stock		3,188		32	21,869						21,901
Other comprehensive income (loss), fair value adjustments and reclassifications						(1,074)	79	19,921		18,926	18,926
Net income									31,160	31,160	31,160

Comprehensive income										$50,086

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(492)		(492)
Dividend declared—$0.25 per common share									(31,308)		(31,308)

Balance, March 31, 2011	1,876	124,089	$45,397	$1,241	$1,075,898	$79,871	$3,784	$(42,285)	$(256,379)		$907,527

Issuance of common stock		5,658		56	39,808						39,864
Other comprehensive income (loss), fair value adjustments and reclassifications						45,232	(822)	(25,683)		18,727	18,727
Net income									32,778	32,778	32,778

Comprehensive income										$51,505

Amortization of restricted stock					70						70
Dividend declared—$0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared—$0.390625 per Series B preferred share									(450)		(450)
Dividend declared—$0.25 per common share									(32,692)		(32,692)

Balance, June 30, 2011	1,876	129,747	$45,397	$1,297	$1,115,776	$125,103	$2,962	$(67,968)	$(257,754)		$964,813

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Activities:
Net income	$32,778	$25,811	$63,938	$59,060
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	13,163	12,439	25,376	24,779
Amortization of restricted stock	70	70	141	141
Write-down of Lehman receivable	0	674	0	674
Recovery on Non-Agency MBS	(678)	0	(896)	0
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(614)	3,512	(1,771)	5,202
(Increase) in prepaid expenses and other	(9,289)	(7,354)	(8,384)	(7,947)
Increase in accrued interest payable	2,967	2,285	2,105	954
(Decrease) increase in accrued expenses and payable for securities purchased	(45,791)	(86,235)	(216,217)	12,543

Net cash (used in) provided by operating activities	$(7,394)	$(48,798)	$(135,708)	$95,406

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(791,880)	$(692,875)	$(1,654,313)	(1,223,070)
Principal payments	473,538	1,071,933	914,620	1,521,243
Available-for-sale Non-Agency MBS:
Principal payments	883	1,109	1,585	1,977
Purchase of reverse repurchase agreements	0	(70,500)	0	(70,500)

Net cash (used in) provided by investing activities	(317,459)	$309,667	(738,108)	$229,650

Financing Activities:
Borrowings from repurchase agreements	$8,535,655	$7,032,600	$17,284,655	$14,226,950
Repayments on repurchase agreements	(8,210,655)	(7,254,600)	(16,414,655)	(14,495,950)
Proceeds from common stock issued, net	39,863	10,801	61,764	29,901
Proceeds from Series B Preferred Stock issued, net	261	0	4,026	0
Series A Preferred stock dividends paid	(1,011)	(1,011)	(2,022)	(2,022)
Series B Preferred stock dividends paid	(491)	(430)	(922)	(861)
Common stock dividends paid	(31,308)	(32,076)	(57,883)	(64,381)
Treasury stock	0	(16,515)	0	(20,032)

Net cash provided by (used in) financing activities	$332,314	$(261,231)	$874,963	$(326,395)

Net increase (decrease) in cash and cash equivalents	$7,461	$(362)	$1,147	(1,339)
Cash and cash equivalents at beginning of period	4,307	835	10,621	1,812

Cash and cash equivalents at end of period	$11,768	$473	$11,768	$473

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$20,081	$22,301	$43,375	$47,636

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$32,778	$25,811	$63,938	$59,060

Available-for-sale Agency MBS, fair value adjustment	45,232	9,531	44,158	(14,220)
Available-for-sale Non-Agency MBS, fair value adjustment	(822)	864	(743)	2,315
Unrealized (losses) on cash flow hedges	(43,864)	(28,792)	(41,380)	(49,277)
Reclassification adjustment for interest expense included in net income	18,181	20,834	35,618	41,508

	18,727	2,437	37,653	(19,674)

Comprehensive income	$51,505	$28,248	$101,591	$39,386

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

At the annual stockholders meeting on May 25, 2011, the stockholders approved the execution by us of a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit A in our Definitive Proxy Statement filed with the SEC on March 29, 2011), between our company and Anworth Management, LLC, or the Manager, and the concurrent externalization of our management function. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to 1/12 of 1.20% of our Equity, as defined in the Management Agreement.

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	84	$2,319,337	$(19,203)	311	$222,405	$(5,638)	395	$2,541,742	$(24,841)

December 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	115	$2,818,632	$(37,912)	313	$250,040	$(6,498)	428	$3,068,672	$(44,410)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2011.

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

Credit Risk

At June 30, 2011, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2011 relative to any tax positions taken prior to January 1, 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2011. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2006 and 2005, respectively.

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

The computation of EPS for the three and six months ended June 30, 2011 and 2010 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2011
Basic EPS	$31,317	127,029	$0.25
Effect of dilutive securities(1)	450	4,373	(0.01)

Diluted EPS	$31,767	131,402	$0.24

For the three months ended June 30, 2010
Basic EPS	$24,370	117,541	$0.21
Effect of dilutive securities(2)	430	3,560	0.00

Diluted EPS	$24,800	121,101	$0.21

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2011
Basic EPS	$60,974	124,485	$0.49
Effect of dilutive securities(1)	942	4,374	(0.01)

Diluted EPS	$61,916	128,859	$0.48

For the six months ended June 30, 2010
Basic EPS	$56,177	117,152	$0.48
Effect of dilutive securities(2)	861	3,560	(0.01)

Diluted EPS	$57,038	120,712	$0.47

(1)	During the three and six months ended June 30, 2011, diluted earnings per common share included the assumed conversion of 1.257 million shares of Series B Preferred Stock at the then-current conversion rate of 3.4778 shares of common stock5and adding back the Series B Preferred Stock dividend.
(2)	During the three and six months ended June 30, 2010, diluted earnings per common share included the assumed conversion of 1.102 million shares of Series B Preferred Stock at the then-current conversion rate of 3.2317 shares of common stock and adding back the Series B Preferred Stock dividend.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update, or ASU, 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” One of the relevant considerations for assessing effective control was the transferor’s ability to repurchase or redeem financial assets before maturity. Under this criterion, an entity must consider whether there is an exchange of collateral in sufficient amount so as to reasonably assure the arrangement’s completion on substantially the agreed terms. In this ASU, the FASB determined that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control and removed this criterion from the consideration of effective control. The FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. This ASU is effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 supersedes most of the guidance in Accounting Standards Codification Topic 820 (formerly FASB Statement No. 157), although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. Additionally, this ASU will require disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy; disclosure when the highest and best use of a non-financial asset differs from its current use; disclosure of fair value by level for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed; and disclosure of information about measurement uncertainty in the form of a sensitivity analysis for recurring fair value measurements categorized in Level 3 of the fair value hierarchy unless another Codification topic specifies that such disclosure is not required, This ASU is effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (1) A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (2) In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU is effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2011, we did not have any reverse repurchase agreements outstanding. During the three months ended June 30, 2011, the maximum amount of reverse repurchase agreements outstanding was $48 million and the average amount outstanding was $4.5 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2010, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2011 and December 31, 2010, which are carried at their fair value (amounts in thousands):

June 30, 2011

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$18,307	$2,383,652	$5,917,962	$8,319,921
Paydowns receivable	0	48,109	0	48,109
Unrealized gains	5	46,464	103,476	149,945
Unrealized losses	(305)	(12,148)	(12,388)	(24,841)

Fair value	$18,007	$2,466,077	$6,009,050	$8,493,134

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,887,479	$4,793,358	$1,099,246	$536,271	$3,567	$8,319,921
Paydowns receivable	4,440	43,669	0	0	0	48,109
Unrealized gains	41,155	62,623	4,124	42,030	13	149,945
Unrealized losses	(5,462)	(9,943)	(7,953)	(1,483)	0	(24,841)

Fair value	$1,927,612	$4,889,707	$1,095,417	$576,818	$3,580	$8,493,134

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	2,962

Fair value	$2,962

At June 30, 2011, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.43%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $3 million at June 30, 2011 from a fair value of approximately $4.4 million at December 31, 2010. The decrease was due primarily to principal paydowns of approximately $883 thousand and a decrease in an unrealized gain of approximately $822 thousand, partially offset by a recovery of $678 thousand.

At June 30, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At June 30, 2011 and December 31, 2010, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	June 30, 2011		December 31, 2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,295,000	0.24	3,730,000	0.30
30 days to 90 days	3,950,000	0.23	2,645,000	0.30
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,245,000	0.23%	$6,375,000	0.30%

Weighted average maturity	38 days		31 days
Weighted average term to maturity (after accounting for swap agreements)	467 days		418 days
Weighted average borrowing rate (after accounting for swap agreements)	1.13%		1.43%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$7,670,586		$6,762,763

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At June 30, 2011 and December 31, 2010, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At June 30, 2011 and December 31, 2010, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at June 30, 2011 and December 31, 2010 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at June 30, 2011 and December 31, 2010.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2011, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$8,493,134	$—	$8,493,134
Non-Agency MBS(2)	$—	$—	$2,962	$2,962
Derivative instruments(3)	$—	$2,722	$—	$2,722
Liabilities:
Derivative instruments(3)	$—	$70,342	$—	$70,342

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2011 and December 31, 2010, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at March 31, 2011	$3,990
Principal paydowns	(883)
Recovery	677
Decrease in unrealized gains	(822)

Balance at June 30, 2011	$2,962

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, convert under certain circumstances each share of Series B Preferred Stock into a number of common shares at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holder(s) of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2011, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended June 30, 2011, there were seven transactions to convert an aggregate of 185,910 shares of Series B Preferred Stock into an aggregate of 641,137 shares of our common stock (at the then-current conversion rate of 3.4778). During the three months ended June 30, 2011, we issued an aggregate of 184,909 shares of Series B Preferred Stock, which provided net proceeds to us of approximately $4.6 million.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2011, our authorized capital included 200 million shares of common stock, of which 129,747,122 shares were issued and outstanding.

At June 30, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At June 30, 2011, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,257,497 shares of Series B Preferred Stock issued and outstanding, respectively.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which was amended by Amendment No. 1 to Sales Agreement on February 8, 2011. On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended June 30, 2011, we issued an aggregate of 2,895,600 shares of common stock under the amended 2008 Sales Agreement at a weighted average price of $7.27 per share, which provided net proceeds to us of approximately $20.7 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $421 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended June 30, 2011, we issued an aggregate of 184,909 shares of our Series B Preferred Stock at a weighted average price of $25.32 per share under the amended 2008 Sales Agreement, which provided net proceeds to us of approximately $4.6 million, net of sales commissions less reimbursement of fees. The sales agent received an aggregate of approximately $49 thousand, which represents an average commission of approximately 1.05% on the gross sales price per share. During the three months ended June 30, 2011, we did not issue any shares of our Series A Preferred Stock under the amended 2008 Sales Agreement. During the three months ended June 30, 2011, we did not issue any shares of our common stock, our Series A Preferred Stock or Series B Preferred Stock under the 2011 Sales Agreement. At June 30, 2011, there were 129,400 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,559,391 shares of Series B Preferred Stock, respectively, available under the amended 2008 Sales Agreement and 20,000,000 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended June 30, 2011, we issued an aggregate of 2,121,438 shares of common stock at a weighted average price of $7.02 per share under the 2009 Plan, resulting in proceeds to us of approximately $14.9 million. At June 30, 2011, there were approximately 7.841 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At June 30, 2011, approximately $554.9 million was available for issuance under the registration statement.

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

NOTE 10. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

At the annual stockholders meeting on May 25, 2011, the stockholders approved the execution by us of a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit A in our Definitive Proxy Statement filed with the SEC on March 29, 2011), between our company and Anworth Management, LLC, or the Manager, and the concurrent externalization of our management function. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to 1/12 of 1.20% of our Equity, as defined in the Management Agreement.

We expect the Manager will commence performance on December 31, 2011, after which we will become an externally-managed REIT. Following the execution of the Management Agreement and on its effective date, the employment agreements of our executives (discussed later in this footnote) will be terminated and we will operate as an entity with officers and directors, but without employees. In addition, we expect to terminate our 2002 Incentive Compensation, or the 2002 Incentive Plan (discussed later in this footnote) as of the effective date of the Management Agreement. Our employees will become employees of the Manager, and we will take such other actions as are reasonably necessary to implement the Management Agreement and the concurrent externalization.

Our officers and employees have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us, and certain of our employees have agreements under which they would receive payments if our company is subject to a change in control. In connection with the externalization, the agreements under which our officers and employees have been granted equity awards and would be paid change in control payments will be modified so that the agreements will continue with respect to our officers and employees after they become officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

Currently, our company leases office space, on a pass-through basis, to Pacific Income Advisers, Inc., or PIA, and pays rent at an annual rate equal to PIA’s obligation (discussed later in this footnote). Under an administrative service agreement, PIA provides various administrative services and equipment to us for an annual fee paid quarterly in arrears (discussed later in this footnote). We will continue to pay for both of these obligations.

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation) and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the 2002 Incentive Plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At June 30, 2011, the Threshold Return was 4.23%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At June 30, 2011, the incentive compensation accrual carry forward was a negative $2.9 million, which was reduced from a negative $4.7 million at March 31, 2011 and from a negative $6.4 million at December 31, 2010. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended June 30, 2011 and 2010, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

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

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the execution of our business and strategic plans. During the three months ended June 30, 2011, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $55.78 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2011, we paid approximately $74 thousand and $157 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the unaudited consolidated statements of income. During the three and six months ended June 30, 2010, we paid $76 thousand and $158 thousand, respectively, in rent and related expenses to PIA under this sublease.

At June 30, 2011, the future minimum lease commitment was as follows (in whole dollars):

Year	2011	2012	Total Commitment
Commitment	$158,013	$158,012	$316,025

On October 14, 2002, we entered into an administrative services agreement with PIA. On July 25, 2008, we entered into a new administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited consolidated statements of income are fees of $49 thousand and $97 thousand, respectively, paid to PIA in connection with this agreement during the three and six months ended June 30, 2011. During the three and six months ended June 30, 2010, we paid fees of $84 thousand and $167 thousand, respectively, to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of our company. Each participant is a general unsecured creditor of our company with respect to all amounts deferred under the Deferred Compensation Plan. At June 30, 2011, the aggregate balance of the amounts previously deferred for Lloyd McAdams was $415,823.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 of the outstanding shares of our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2011, 824,034 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

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

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2011, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants. During the three and six months ended June 30, 2010, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2011, an aggregate of 582 thousand DERs were issued to our officers and employees under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2011 we paid or accrued $151 thousand and $291 thousand, respectively, as compensation related to DERs granted. During the three and six months ended June 30, 2010, we paid or accrued approximately $125 thousand and $260 thousand, respectively, as compensation related to DERs granted.

Our officers and employees have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the externalization, the agreements under which our officers and employees have been granted equity awards will be modified so that the agreements will continue with respect to our officers and employees after they become officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2011, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.78 billion and a weighted average maturity of 3.19 years. During the three months ended June 30, 2011, three swap agreements with an aggregate notional amount of $250 million matured. During the three months ended June 30, 2011, we entered into six new swap agreements with an aggregate notional amount of $295 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.11% to 5.4940%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2011 and December 31, 2010, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term (in months):

	June 30, 2011			December 31, 2010
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$250,000	3.48%	8	$475,000	4.36%	4
1 year to 2 years	645,000	3.75	18	520,000	3.92	17
2 years to 3 years	325,000	2.31	33	375,000	3.32	26
3 years to 4 years	460,000	2.16	45	410,000	2.07	40
Over 4 years	1,100,000	2.04	56	880,000	2.07	56

	$2,780,000	2.62%	38	$2,660,000	3.02%	33

Swap Agreements by Counterparty

	June 30, 2011	December 31, 2010
	(in thousands)
Deutsche Bank Securities	$700,000	$725,000
RBS Greenwich Capital	435,000	390,000
Nomura Securities International	400,000	400,000
Credit Suisse	395,000	545,000
JPMorgan Securities	350,000	0
Citigroup	200,000	300,000
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	50,000

	$2,780,000	$2,660,000

During the six months ended June 30, 2011, there was an increase in unrealized losses of $5.8 million, from $62.2 million in unrealized losses at December 31, 2010 to $68 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized losses on cash flow hedges of $41.4 million and a reclassification adjustment for interest expense included in net income of $35.6 million).

At June 30, 2011, we had asset derivatives of $2.7 million and liability derivatives of $70.3 million (both shown on our unaudited consolidated balance sheets).

During the three months ended June 30, 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three and six months ended June 30, 2011, the amounts amortized into interest expense were approximately $64 thousand and $128 thousand, respectively, and the remaining amount at June 30, 2011 to be amortized was approximately $379 thousand. For the three and six months ended June 30, 2010, the amounts amortized into interest expense were approximately $65 thousand and $125 thousand, respectively.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
Legal and accounting fees	$189	$186	$314	$289
Printing and stockholder communications	162	134	184	146
Directors and Officers insurance	107	108	217	218
Software and implementation	66	77	130	141
Administrative service fees	49	84	97	167
Rent and related expenses	74	76	157	158
Stock exchange and filing fees	43	57	102	116
Custodian fees	32	33	65	65
Sarbanes-Oxley consulting fees	27	3	27	39
Board of directors fees and expenses	72	74	153	147
Securities data services	27	27	55	54
Other	74	72	144	148

Total of other expenses:	$922	$931	$1,645	$1,688

NOTE 15. SUBSEQUENT EVENTS

On July 21, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 17, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2011.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on July 12, 2011 from 3.4778 shares of our common stock to 3.5374 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.47 and (2) the annualized common stock dividend yield was 13.3815%.

From July 1, 2011 through August 2, 2011, we sold 129,400 shares of common stock at approximately $7.65 per share pursuant to our amended 2008 Sales Agreement with Cantor, which provided net proceeds to us of approximately $970 thousand, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $20 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. This transaction used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. All future sales of our common stock, Series A Preferred Stock and Series B Preferred Stock will be issued under the 2011 Sales Agreement. From July 1, 2011 through August 2, 2011, we sold an aggregate of 590,600 shares of common stock at a weighted average price of $7.61 per share pursuant to our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $4.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $90 thousand, which represents an average commission of approximately 2% on the gross sales price per share. From July 1, 2011 through August 2, 2011, we sold 40,000 shares of Series B Preferred Stock at a price of $26.23 per share pursuant to our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $1.04 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $10 thousand, which represents an average commission of approximately 1% on the gross sales price per share.

From July 1, 2011 through August 2, 2011, there were three transactions to convert an aggregate of 105,943 shares of Series B Preferred Stock into an aggregate of 368,448 shares of our common stock (at the then-current conversion rate of 3.4778).

The Management Agreement (as described in Note 10) will become effective on December 31, 2011, after which the company will be an externally-managed REIT.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2011, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At June 30, 2011, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

At the annual meeting of stockholders held on May 25, 2011, the stockholders approved the execution by us of a Management Agreement (a copy of which is included as Exhibit A in our Definitive Proxy Statement filed with the SEC on March 29, 2011), between our company and Anworth Management, LLC, and the concurrent externalization of our management function effective on December 31, 2011. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to 1/12 of 1.20% of our Equity, as defined in the Management Agreement. The term of the Management Agreement will expire December 31, 2013, and automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earning during the prior 24-month period.

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

A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficits or a downgrade of U.S. sovereign debt could have a material adverse effect on the U.S economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.9% of our total portfolio is Agency MBS.

At June 30, 2011, we had total assets of $8.55 billion. Our Agency MBS portfolio, consisting of approximately $8.5 billion, was allocated as follows: approximately 23% adjustable-rate Agency MBS (less than 1-year reset); approximately 9% adjustable-rate Agency MBS (1-2 year reset); approximately 48% adjustable-rate Agency MBS (2-5 year reset); approximately 13% 15-year fixed-rate Agency MBS, approximately 7% 30-year fixed-rate Agency MBS; and less than 1% agency floating-rate collateralized mortgage obligations, or CMOs. Our Non-Agency MBS portfolio consisted of approximately $3 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at June 30, 2011 was approximately $916 million, or $7.06 per share. The $916 million equals total stockholders’ equity of $965 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $31.4 million and the proceeds from its sale of $29.7 million. For the three months ended June 30, 2011, we reported net income of $32.8 million. Net income to common stockholders was $31.3 million, or net income of $0.24 per diluted share, based on a weighted average of 131.4 million fully diluted shares outstanding, which consisted of net income of $32.8 million minus payment of preferred dividends of $1.5 million.

Results of Operations

Three Months Ended June 30, 2011 Compared to June 30, 2010

For the three months ended June 30, 2011, our net income was $32.8 million. Our net income available to common stockholders was $31.3 million, or $0.24 per diluted share, based on a weighted average of 131.4 million fully diluted shares outstanding. This includes net income of $32.8 million minus the payment of preferred dividends of $1.5 million. For the three months ended June 30, 2010, our net income was $25.8 million. Our net income available to common stockholders was $24.4 million, or $0.21 per diluted share, based on a weighted average of 121.1 million fully diluted shares outstanding. This included net income of $25.8 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended June 30, 2011 totaled $36 million, or 49.8% of gross income, compared to $29.8 million, or 44.6% of gross income, for the three months ended June 30, 2010. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended June 30, 2011 was $59 million, compared to $54.4 million for the three months ended June 30, 2010, an increase of 8.5%, due primarily to an increase in the weighted average portfolio outstanding of approximately $7.9 billion at June 30, 2011 from approximately $5.9 billion at June 30, 2010, partially offset by a decrease in the weighted average yield on Agency MBS (from 3.69% at June 30, 2010 to 3.01% at June 30, 2011). Interest expense for the three months ended June 30, 2011 was $23 million, compared to $24.6 million for the three months ended June 30, 2010, a decrease of 6.3%, which resulted primarily from a decline in interest rates after the effect of the swap agreements (from 1.86% at June 30, 2010 to 1.29% at June 30, 2011) and partially offset by an increase in the average borrowings outstanding, from $5.25 billion at June 30, 2010 to $7.08 billion at June 30, 2011.

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

During the three months ended June 30, 2011, premium amortization expense increased $0.8 million, or 6%, from $12.4 million during the three months ended June 30, 2010 to $13.2 million.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2011		2010
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	21%	22%	30%	48%

During the three months ended June 30, 2011 and 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $3.9 million for the three months ended June 30, 2011, compared to $4.0 million for the three months ended June 30, 2010. Compensation costs increased $542 thousand (due to an increase in the accrual for bonus and incentive compensation). This was offset primarily by the write-down of $674 thousand in the three month period ended June 30, 2010 relating to the Lehman receivable. “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) decreased $9 thousand.

Six Months Ended June 30, 2011 Compared to June 30, 2010

For the six months ended June 30, 2011, our net income was $63.9 million. Our net income available to common stockholders was $61 million, or $0.48 per diluted share, based on a weighted average of 128.9 million fully diluted shares outstanding. This includes net income of $63.9 million minus the payment of preferred dividends of $2.9 million. For the six months ended June 30, 2010, our net income was $59.1 million. Our net income available to common stockholders was $56.2 million, or $0.47 per diluted share, based on a weighted average of 120.7 million fully diluted shares outstanding. This included net income of $59.1 million minus the payment of preferred dividends of $2.9 million.

Net interest income for the six months ended June 30, 2011 totaled $70.5 million, or 49.9% of gross income, compared to $67.0 million, or 47.7% of gross income, for the six months ended June 30, 2010. Interest income (net of premium amortization expense) for the six months ended June 30, 2011 was $116 million, compared to $115.6 million for the six months ended June 30, 2010, an increase of 0.3%, due primarily to an increase in the weighted average portfolio outstanding of approximately $7.6 billion at June 30, 2011 from approximately $5.97 billion at June 30, 2010, partially offset by a decrease in the weighted average yield on Agency MBS (from 3.87% at June 30, 2010 to 3.06% at June 30, 2011). Interest expense for the six months ended June 30, 2011 was $45.5 million, compared to $48.6 million for the six months ended June 30, 2010, a decrease of 6.4%, which resulted primarily from a decline in interest rates after the effect of the swap agreements (from 1.84% at June 30, 2010 to 1.33% at June 30, 2011) and partially offset by an increase in the average borrowings outstanding, from $5.26 billion at June 30, 2010 to $6.79 billion at June 30, 2011.

During the six months ended June 30, 2011, premium amortization expense increased $0.6 million, or 2%, from $24.8 million during the six months ended June 30, 2010 to $25.4 million.

During the six months ended June 30, 2011 and 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $7.5 million for the six months ended June 30, 2011, compared to $8.0 million for the six months ended June 30, 2010. Compensation costs increased $205 thousand (due to an increase in the accrual for bonus and incentive compensation). This was offset primarily by the write-down of $674 thousand in the three month period ended June 30, 2010 relating to the Lehman receivable. “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) decreased $43 thousand.

Financial Condition

Agency MBS Portfolio

At June 30, 2011, we held agency mortgage assets whose amortized cost was approximately $8.3 billion, consisting primarily of $6.68 billion of adjustable-rate Agency MBS, $1.64 billion of fixed-rate Agency MBS and approximately $4 million of floating-rate CMOs. This amount represents an approximately 8.9% increase from the $7.64 billion held at December 31, 2010. Of the adjustable-rate Agency MBS owned by us, 28% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 72% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at June 30, 2011 and December 31, 2010, classified by type of issuer (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$6,009,050	70.8%	$5,552,024	71.8%
Freddie Mac (FHLMC)	2,466,077	29.0	2,163,469	28.0
Ginnie Mae (GNMA)	18,007	0.2	19,165	0.2

Total Agency MBS:	$8,493,134	100.0%	$7,734,658	100.0%

The following table classifies the fair value of our Agency MBS owned at June 30, 2011 and December 31, 2010 by type of interest rate index (dollar amounts in thousands):

	June 30, 2011		December 31, 2010
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$3,580	0.0%	$4,187	0.0%
Six-month LIBOR	79,554	1.0	87,894	1.1
One-year LIBOR	6,353,472	74.8	5,778,465	74.8
Six-month certificate of deposit	1,293	0.0	1,339	0.0
Six-month constant maturity treasury	463	0.0	497	0.0
One-year constant maturity treasury	355,484	4.2	386,332	5.0
Cost of Funds Index	27,053	0.3	29,167	0.4
15-year fixed-rate	1,095,417	12.9	795,687	10.3
30-year fixed-rate	576,818	6.8	651,090	8.4

Total Agency MBS:	$8,493,134	100.0%	$7,734,658	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
Weighted Average Coupon:
Adjustable-rate	3.63%	3.77%
Hybrid adjustable-rate	3.53	3.83
15-year fixed-rate	3.71	3.68
30-year fixed-rate	5.54	5.56
CMOs	0.99	1.07

Total Agency MBS:	3.71%	3.94%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.66%	102.62%
15-year fixed-rate	103.13	103.27
30-year fixed-rate	100.77	100.72

Total Agency MBS:	102.59%	102.53%

Current yield (weighted average coupon divided by average amortized cost)	3.62%	3.84%

Relative to our Agency MBS portfolio at June 30, 2011, the average interest rate on outstanding repurchase agreements was 0.23% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.13% and the weighted average term to next rate adjustment was 467 days. Relative to our Agency MBS portfolio at December 31, 2010, the average interest rate on outstanding repurchase agreements was 0.30% and the average days to maturity was 31 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.43% and the weighted average term to next rate adjustment was 418 days.

At June 30, 2011 and December 31, 2010, the unamortized net premium paid for our Agency MBS was approximately $210.4 million and $189 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At June 30, 2011, our Non-Agency MBS portfolio consisted of a fair value of $3 million of floating-rate CMOs with an average coupon of 0.43%, which were acquired at par value. At December 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.4 million of floating-rate CMOs with an average coupon of 0.51%, which were acquired at par value. The decrease was due primarily to principal paydowns of approximately $883 thousand and a decrease in an unrealized gain of approximately $822 thousand, partially offset by a recovery of $678 thousand.

At June 30, 2011, the amortized cost of our Non-Agency MBS was $0. At December 31, 2010, the amortized cost of our Non-Agency MBS was $689 thousand.

At June 30, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at June 30, 2011 and December 31, 2010 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at June 30, 2011 and December 31, 2010. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

At June 30, 2011, the fair value of our Non-Agency MBS portfolio was approximately $3 million, the principal balance was approximately $31.9 million and the original principal balance was approximately $60 million. At December 31, 2010, the fair value of our Non-Agency MBS portfolio was approximately $4.4 million, the principal balance was approximately $38.23 million and the original principal balance was approximately $60 million.

At June 30, 20011, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.1%, the average securitization principal of Anworth-owned tranches was 14.9% and the average securitization principal senior to Anworth-owned trances was 85%. At December 31, 2010, the average securitization principal subordinate to Anworth-owned tranches was 0.8%, the average securitization principal of Anworth-owned tranches was 16.8% and the average securitization principal senior to Anworth-owned trances was 82.4%.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At June 30, 2011, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.78 billion and an average maturity of 3.19 years. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At June 30, 2011, there were unrealized losses of approximately $68 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $7.25 billion at June 30, 2011. As collateral for these repurchase agreements, we pledged approximately $7.7 billion in Agency MBS. Our other significant source of funds for the three months ended June 30, 2011 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $474 million.

For the three months ended June 30, 2011, there was a net increase in cash and cash equivalents of approximately $7.5 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended June 30, 2011 was approximately $7.4 million. This is comprised of net income of $32.8 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $13.2 million and the amortization of restricted stock of $70 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $45.8 million (due primarily to a decrease in payables for securities purchased), an increase in interest receivable of approximately $0.6 million, an increase in prepaid expenses and other assets of approximately $9.3 million, partially offset by an increase in accrued interest payable of approximately $3 million;

•

Net cash used in investing activities for the three months ended June 30, 2011 was approximately $317.5 million which consisted of purchases of Agency MBS of approximately $792 million, partially offset by $473.5 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $883 thousand; and

•

Net cash provided by financing activities for the three months ended June 30, 2011 was approximately $332.3 million. This consisted of borrowings on repurchase agreements of approximately $8.536 billion, partially offset by repayments on repurchase agreements of approximately $8.211 billion. This also included net proceeds from common stock issued of approximately $39.9 million and net proceeds from Series B Preferred Stock issued of $0.3 million less dividends paid of $31.3 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at June 30, 2011, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to three months. At June 30, 2011, we had borrowed funds under repurchase agreements with 20 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2011 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 6.8x at December 31, 2010 to 7.0x at June 30, 2011.

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

During the three months ended June 30, 2011, we raised approximately $14.9 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

During the three months ended June 30, 2011, we issued an aggregate of 2,895,600 shares of common stock under our amended 2008 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements) at a weighted average price of $7.27 per share, which provided net proceeds to us of approximately $20.7 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $421 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended June 30, 2011, we issued an aggregate of 184,909 shares of Series B Preferred Stock at a weighted average price of $25.32 per share under our amended 2008 Sales Agreement with Cantor, which provided net proceeds to us of approximately $4.6 million, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $49 thousand, which represents an average commission of approximately 1.05% on the gross sales price per share. During the three months ended June 30, 2011, we did not issue any shares of Series A Preferred Stock under the amended 2008 Sales Agreement. During the three months ended June 30, 2011, we did not issue any shares of our common stock, Series A Preferred Stock or Series B Preferred Stock under the 2011 Sales Agreement. At June 30, 2011, there were 129,400 shares of common stock, 1,250,000 shares of Series A Preferred Stock and 1,559,391 shares of Series B Preferred Stock, respectively, available for future issuance under the amended 2008 Sales Agreement and 20,000,000 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 1,000,000 shares of Series B Preferred Stock, respectively, available for future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended June 30, 2011 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2010.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2011 was $965 million. Common stockholders’ equity was approximately $916 million or a book value of $7.06 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $125 million or 1.50% of the amortized cost of our Agency MBS at June 30, 2011. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $68 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $3 million, constitutes the total “Accumulative other comprehensive income” of approximately $60 million.

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

Subsequent Events

On July 21, 2011, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on October 17, 2011 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on September 30, 2011.

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Series B Preferred Stock prospectus supplement. This conversion rate increased on July 12, 2011 from 3.4778 shares of our common stock to 3.5374 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $7.47 and (2) the annualized common stock dividend yield was 13.3815%.

From July 1, 2011 through August 2, 2011, we sold 129,400 shares of common stock at approximately $7.65 per share pursuant to our amended 2008 Sales Agreement with Cantor, which provided net proceeds to us of approximately $970 thousand, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $20 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. This transaction used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. All future sales of our common stock, Series A Preferred Stock and Series B Preferred Stock will be issued under the

2011 Sales Agreement. From July 1, 2011 through August 2, 2011, we sold an aggregate of 590,600 shares of common stock at a weighted average price of $7.61 per share pursuant to our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $4.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $90 thousand, which represents an average commission of approximately 2% on the gross sales price per share. From July 1, 2011 through August 2, 2011, we sold 40,000 shares of Series B Preferred Stock at a price of $26.23 per share pursuant to our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $1.04 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received a commission of approximately $10 thousand, which represents an average commission of approximately 1% on the gross sales price per share.

From July 1, 2011 through August 2, 2011, there were three transactions to convert an aggregate of 105,943 shares of Series B Preferred Stock into an aggregate of 368,448 shares of our common stock (at the then-current conversion rate of 3.4778).

The Management Agreement (as described in Note 10 to the accompanying unaudited consolidated financial statements) will become effective on December 31, 2011, after which the company will be an externally-managed REIT.

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

At June 30, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,095,417	12.9%	$0	0.0%
30-year fixed-rate investments	576,818	6.8	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	540,037	6.4	7,245,000	100.0
Greater than 3 months and less than 1 year	1,394,116	16.4	0	0.0
Greater than 1 year and less than 2 years	777,038	9.2	0	0.0
Greater than 2 years and less than 3 years	10,983	0.0	0	0.0
Greater than 3 years and less than 5 years	4,101,687	48.3	0	0.0

Total:	$8,496,096	100.0%	$7,245,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$795,687	10.3%	$0	0.0%
30-year fixed-rate investments	651,090	8.4	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	441,146	5.7	6,375,000	100.0
Greater than 3 months and less than 1 year	1,278,847	16.5	0	0.0
Greater than 1 year and less than 2 years	880,765	11.4	0	0.0
Greater than 2 years and less than 3 years	503,878	6.5	0	0.0
Greater than 3 years and less than 5 years	3,187,639	41.2	0	0.0

Total:	$7,739,052	100.0%	$6,375,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2011, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 35 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 467 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past year, there were continuing liquidity and credit concerns surrounding the mortgage markets and the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there continue to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2011, we had unrestricted cash of $12 million and $777 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at June 30, 2011 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–69.9%	–0.7%
–1%	–30.5%	0.4%
0%	0%	0%
1%	–15.9%	–2.4%
2%	–35.9%	–5.4%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point instantaneous decline in interest rates from the 0% change scenario is estimated to result in an approximate 92% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at June 30, 2011. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At June 30, 2011, the aggregate notional amount of the interest rate swap agreements was $2.78 billion and the weighted average maturity was 3.19 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–19.8%	1.4%
–1%	19.6%	1.5%
0%	0%	0%
1%	11.8%	–3.4%
2%	–26.8%	–7.5%

Item 4.	Controls and Procedures

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

There are no material changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as modified and supplemented by the risk factors disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011. Together with those risks, the following presents additional risks that may affect us. The materialization of any risks and uncertainties identified below and in our Forward Looking Statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in the Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011 or those that are presently unforeseen could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in this Quarterly Report on Form 10-Q.

A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficits or a downgrade of U.S. sovereign debt could have a material adverse impact on our borrowings and the valuations of our securities and may have a material adverse impact on our financial condition and results of operations.

As widely reported, there continues to be concerns over the ability of the U.S. government to reduce its budget deficits and resolve its debt crisis. The U.S. sovereign debt continues to be on review for a downgrade of its AAA credit rating to account for the risk that U.S. lawmakers fail to meet the conditions of the August 2011 debt ceiling agreement and/or reduce its overall debt. Such failures could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the securities we currently own in our portfolio, which could have a material adverse impact on our financial condition and our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2011. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 29, 2011 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

1.2	Amendment No. 1 to Sales Agreement dated February 8, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 8, 2011)

1.3	Controlled Equity Offering Sales Agreement dated May 27, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 27, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

Exhibit Number	Description
3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

Exhibit Number	Description
10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9*	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

Exhibit Number	Description
10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors Incorporated by Reference to our Definitive Proxy Statement.

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 4, 2011	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 4, 2011	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)