Form 10-Q
period 2011-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2011-11-03
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

At November 3, 2011, the registrant had 133,968,752 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$7,892,165	$6,762,763
Agency MBS at fair value	800,362	957,316
Paydowns receivable	50,880	14,579

	8,743,407	7,734,658
Non-Agency MBS:
Non-Agency MBS at fair value	2,186	4,394
Cash and cash equivalents	3,308	10,621
Interest and dividends receivable	28,744	27,097
Derivative instruments at fair value	25	8,828
Prepaid expenses and other	16,003	4,617

Total Assets:	$8,793,673	$7,790,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,358	$20,585
Repurchase agreements	7,435,000	6,375,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	108,065	70,557
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	450	430
Dividends payable on common stock	30,623	26,574
Payable for securities purchased	155,367	363,820
Accrued expenses and other	6,026	947

Total Liabilities:	$7,795,280	$6,896,304

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($29,776 and $27,525, respectively); 1,191 and 1,101 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$28,174	$25,630

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 133,003 and 120,901 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,330	1,209
Additional paid-in capital	1,138,610	1,053,959
Accumulated other comprehensive income consisting of unrealized losses and gains	44,134	22,444
Accumulated deficit	(259,252)	(254,728)

Total Stockholders’ Equity:	$970,219	$868,281

Total Liabilities and Stockholders’ Equity:	$8,793,673	$7,790,215

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Interest on Agency MBS	$54,435	$50,174	$170,315	$165,665
Interest on Non-Agency MBS	33	53	117	161
Other income	14	19	36	47

	54,482	50,246	170,468	165,873

Interest expense:
Interest expense on repurchase agreements	21,010	22,612	65,849	70,574
Interest expense on junior subordinated notes	320	340	960	968

	21,330	22,952	66,809	71,542

Net interest income	33,152	27,294	103,659	94,331
Recovery on Non-Agency MBS	830	0	1,726	0
Expenses:
Compensation, incentive compensation and benefits	(2,641)	(2,417)	(8,461)	(8,032)
Write-down of Lehman receivable	0	0	0	(674)
Other expenses	(792)	(538)	(2,437)	(2,227)

Total expenses	(3,433)	(2,955)	(10,898)	(10,933)

Net income	30,549	24,339	94,487	83,398

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(450)	(430)	(1,392)	(1,290)

Net income to common stockholders	$29,088	$22,898	$90,062	$79,075

Basic earnings per common share	$0.22	$0.19	$0.71	$0.67
Diluted earnings per common share	$0.22	$0.19	$0.70	$0.66
Basic weighted average number of shares outstanding	131,886	117,923	126,979	117,412
Diluted weighted average number of shares outstanding	136,099	121,557	131,193	121,046

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income (Loss)	Total
Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)		$868,281

Issuance of common stock		3,188		32	21,869						21,901
Other comprehensive income (loss), fair value adjustments and reclassifications						(1,074)	79	19,921		18,926	18,926
Net income									31,160	31,160	31,160

Comprehensive income										$50,086

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(492)		(492)
Dividend declared - $0.25 per common share									(31,308)		(31,308)

Balance, March 31, 2011	1,876	124,089	$45,397	$1,241	$1,075,898	$79,871	$3,784	$(42,285)	$(256,379)		$907,527

Issuance of common stock		5,658		56	39,808						39,864
Other comprehensive income (loss), fair value adjustments and reclassifications						45,232	(822)	(25,683)		18,727	18,727
Net income									32,778	32,778	32,778

Comprehensive income										$51,505

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(450)		(450)
Dividend declared - $0.25 per common share									(32,692)		(32,692)

Balance, June 30, 2011	1,876	129,747	$45,397	$1,297	$1,115,776	$125,103	$2,962	$(67,968)	$(257,754)		$964,813

Issuance of common stock		3,256		33	22,764						22,797
Other comprehensive income (loss), fair value adjustments and reclassifications						25,168	(776)	(40,355)		(15,963)	(15,963)
Net income									30,549	30,549	30,549

Comprehensive income										$14,586

Amortization of restricted stock					70						70
Dividend declared - $0.539063 per Series A preferred share									(1,011)		(1,011)
Dividend declared - $0.390625 per Series B preferred share									(450)		(450)
Dividend declared - $0.23 per common share									(30,586)		(30,586)

Balance, September 30, 2011	1,876	133,003	$45,397	$1,330	$1,138,610	$150,271	$2,186	$(108,323)	$(259,252)		$970,219

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Activities:
Net income	$30,549	$24,339	$94,487	$83,398
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	16,482	12,538	41,858	37,318
Amortization of restricted stock	70	70	211	211
Write-down of Lehman receivable	0	0		674
Recovery on Non-Agency MBS	(830)	0	(1,726)	0
Changes in assets and liabilities:
Decrease (increase) in interest receivable	124	(423)	(1,646)	4,779
(Increase) in prepaid expenses and other	(3,002)	(4,718)	(11,386)	(12,665)
(Decrease) increase in accrued interest payable	(1,138)	(1,038)	966	(84)
Increase (decrease) in accrued expenses and payable for securities purchased	12,843	419,441	(203,374)	431,984

Net cash provided by (used in) operating activities	$55,098	$450,209	$(80,610)	$545,615

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(930,054)	$(1,231,579)	$(2,584,367)	$(2,454,649)
Principal payments	688,467	592,215	1,603,087	2,113,458
Available-for-sale Non-Agency MBS:
Principal payments	830	1,031	2,415	3,008
Purchase of reverse repurchase agreements	0	70,500	0	0

Net cash (used in) investing activities	(240,757)	$(567,833)	(978,865)	$(338,183)

Financing Activities:
Borrowings from repurchase agreements	$8,659,000	$7,017,350	$25,943,655	$21,244,300
Repayments on repurchase agreements	(8,469,000)	(6,883,350)	(24,883,655)	(21,379,300)
Proceeds from common stock issued, net	20,275	18,369	82,039	48,270
Proceeds from Series B Preferred Stock issued, net	1,039	0	5,065	0
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(450)	(430)	(1,372)	(1,291)
Common stock dividends paid	(32,654)	(29,257)	(90,537)	(93,639)
Treasury stock	0	(2,700)	0	(22,731)

Net cash provided by (used in) financing activities	$177,199	$118,971	$1,052,162	$(207,424)

Net (decrease) increase in cash and cash equivalents	$(8,460)	$1,347	$(7,313)	$8
Cash and cash equivalents at beginning of period	11,768	473	10,621	1,812

Cash and cash equivalents at end of period	$3,308	$1,820	$3,308	$1,820

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,468	$24,121	$65,843	$71,757

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$30,549	$24,339	$94,487	$83,398

Available-for-sale Agency MBS, fair value adjustment	25,168	(6,893)	69,326	(21,113)
Available-for-sale Non-Agency MBS, fair value adjustment	(776)	670	(1,519)	2,985
Unrealized (losses) on cash flow hedges	(56,906)	(29,861)	(98,286)	(79,137)
Reclassification adjustment for interest expense included in net income	16,551	18,807	52,169	60,314

	(15,963)	(17,277)	21,690	(36,951)

Comprehensive income	$14,586	$7,062	$116,177	$46,447

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

At our annual stockholders meeting on May 25, 2011, the stockholders approved the execution by us of a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit A to our Definitive Proxy Statement filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2011), between the Company and Anworth Management, LLC, or the Manager, and the concurrent externalization of the Company’s management function. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts, accounting for derivatives and hedging activities and accounting for impaired securities. Actual results could materially differ from these estimates. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	57	$1,218,013	$(6,819)	289	$187,010	$(4,892)	346	$1,405,023	$(11,711)

December 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	115	$2,818,632	$(37,912)	313	$250,040	$(6,498)	428	$3,068,672	$(44,410)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2011.

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

Derivative Financial Instruments

Interest Rate Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of our MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

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

Credit Risk

At September 30, 2011, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2011 relative to any tax positions taken prior to January 1, 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2011. We file both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2006 and 2005, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2011 and 2010 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2011
Basic EPS	$29,088	131,886	$0.22
Effect of dilutive securities(1)	450	4,213	0.00

Diluted EPS	$29,538	136,099	$0.22

For the three months ended September 30, 2010
Basic EPS	$22,898	117,923	$0.19
Effect of dilutive securities(2)	430	3,634	0.00

Diluted EPS	$23,328	121,557	$0.19

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2011
Basic EPS	$90,062	126,979	$0.71
Effect of dilutive securities(1)	1,392	4,213	(0.01)

Diluted EPS	$91,454	131,192	$0.70

For the nine months ended September 30, 2010
Basic EPS	$79,075	117,412	$0.67
Effect of dilutive securities(2)	1,290	3,634	(0.01)

Diluted EPS	$80,365	121,046	$0.66

(1)	During the three and nine months ended September 30, 2011, diluted earnings per common share included the assumed conversion of 1.191 million shares of Series B Preferred Stock at the then-current conversion rate of 3.5374 shares of common stock and the adding back of the Series B Preferred Stock dividend.
(2)	During the three and nine months ended September 30, 2010, diluted earnings per common share included the assumed conversion of 1.101 million shares of Series B Preferred Stock at the then-current conversion rate of 3.2990 shares of common stock and the adding back of the Series B Preferred Stock dividend.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At September 30, 2011, we did not have any reverse repurchase agreements outstanding. During the three months ended September 30, 2011, the maximum amount of reverse repurchase agreements outstanding was $70 million and the average amount outstanding was $8.9 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2010, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2011 and December 31, 2010, which are carried at their fair value (amounts in thousands):

September 30, 2011

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$17,798	$2,754,178	$5,770,279	$8,542,255
Paydowns receivable	0	50,881	0	50,881
Unrealized gains	1	52,092	109,889	161,982
Unrealized losses	(312)	(5,531)	(5,868)	(11,711)

Fair value	$17,487	$2,851,620	$5,874,300	$8,743,407

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,926,317	$4,909,435	$1,196,304	$506,830	$3,369	$8,542,255
Paydowns receivable	7,048	43,833	0	0	0	50,881
Unrealized gains	45,917	58,879	17,156	40,011	19	161,982
Unrealized losses	(5,054)	(6,351)	(306)	0	0	(11,711)

Fair value	$1,974,228	$5,005,796	$1,213,154	$546,841	$3,388	$8,743,407

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	2,186

Fair value	$2,186

At September 30, 2011, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.48%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $2.2 million at September 30, 2011 from a fair value of approximately $4.4 million at December 31, 2010. The decrease was due primarily to principal paydowns of approximately $0.7 million and a decrease in an unrealized gain of approximately $1.5 million.

At September 30, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At September 30, 2011 and December 31, 2010, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	September 30, 2011		December 31, 2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,420,000	0.24	3,730,000	0.30
30 days to 90 days	4,015,000	0.28	2,645,000	0.30
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,435,000	0.26%	$6,375,000	0.30%

Weighted average maturity	38 days		31 days
Weighted average term to maturity (after accounting for swap agreements)	452 days		418 days
Weighted average borrowing rate (after accounting for swap agreements)	1.15%		1.43%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$7,892,165		$6,762,763

NOTE 5. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005. As of the date of this filing, we have not redeemed any of the notes or trust preferred securities.

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At September 30, 2011 and December 31, 2010, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At September 30, 2011 and December 31, 2010, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at September 30, 2011 and December 31, 2010 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at September 30, 2011 and December 31, 2010.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At September 30, 2011, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$—	$8,743,407	$—	$8,743,407
Non-Agency MBS(2)	$—	$—	$2,186	$2,186
Derivative instruments(3)	$—	$25	$—	$25
Liabilities:
Derivative instruments(3)	$—	$108,065	$—	$108,065

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited consolidated financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2011 and December 31, 2010, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at June 30, 2011	$2,962
Decrease in unrealized gains	(776)

Balance at September 30, 2011	$2,186

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

NOTE 8. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

The Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of the Series B Preferred Stock must be paid a dividend at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. The Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of the Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of the Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to the Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2011, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the three months ended September 30, 2011, there were three transactions to convert an aggregate of 105,943 shares of Series B Preferred Stock into an aggregate of 368,448 shares of our common stock (at the then-current conversion rate of 3.4778) and two transactions to convert an aggregate of 500 shares of Series B Preferred Stock into an aggregate of 1,767 shares of our common stock (at the then-current conversion rate of 3.5374). During the three months ended September 30, 2011, we issued 40,000 shares of Series B Preferred Stock, which provided net proceeds to us of approximately $1.04 million.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2011, our authorized capital included 200 million shares of common stock, of which 133,003,036 shares were issued and outstanding.

At September 30, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At September 30, 2011, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,191,054 shares of Series B Preferred Stock issued and outstanding, respectively.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which was amended by Amendment No. 1 to Sales Agreement on February 8, 2011. On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended September 30, 2011, we issued 129,400 shares of common stock under the amended 2008 Sales Agreement at a price of $7.65 per share, which provided net proceeds to us of approximately $970 thousand, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received approximately $19.8 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. This transaction used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. All future sales of our common stock, Series A Preferred Stock and Series B Preferred Stock will be issued under the 2011 Sales Agreement. During the three months ended September 30, 2011, we issued an aggregate of 590,600 shares of common stock under the 2011 Sales Agreement at a weighted average price of $7.61 per share, which provided net proceeds to us of approximately $4.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate of approximately $89.9 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended September 30, 2011, we issued 40,000 shares of our Series B Preferred Stock at a price of $26.23 per share under the 2011 Sales Agreement, which provided net proceeds to us of approximately $1.04 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received an aggregate of approximately $10.5 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. During the three months ended September 30, 2011, we did not issue any shares of our Series A Preferred Stock under the 2011 Sales Agreement. At September 30, 2011, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of our common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended September 30, 2011, we issued an aggregate of 2,165,699 shares of common stock at a weighted average price of $6.88 per share under the 2009 Plan, resulting in proceeds to us of approximately $14.9 million. At September 30, 2011, there were approximately 5.675 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At September 30, 2011, approximately $548.35 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.68 million shares of common stock under the plan. This amount includes 1.015 million shares of unexercised stock options and restricted stock.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

At our annual stockholders meeting on May 25, 2011, the stockholders approved the execution by us of a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit A to our Definitive Proxy Statement filed with the SEC on March 31, 2011), between the Company and Anworth Management, LLC, or the Manager, and the concurrent externalization of our management function. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity, as defined in the Management Agreement.

We expect the Manager to commence performance on December 31, 2011, after which we will become an externally-managed REIT. Following the execution of the Management Agreement and on its effective date, the employment agreements of our executives (discussed later in Note 10) will be terminated and we will operate as an entity with officers and directors, but without employees. In addition, we expect to terminate our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan (discussed later in Note 10), as of the effective date of the Management Agreement. Our employees will become employees of the Manager, and we will take such other actions as are reasonably necessary to implement the Management Agreement and the concurrent externalization.

Our officers and employees have previously been granted restricted stock and other equity incentive awards (see Note 11), including dividend equivalent rights, in connection with their service to us, and certain of our employees have agreements under which they would receive payments if the Company is subject to a change in control (discussed later in Note 10). In connection with the externalization, the agreements under which our officers and employees have been granted equity awards and would be paid payments in the event of a change in control will be modified so that such agreements will continue with respect to our officers and employees after they become officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

Currently, the Company leases office space, on a pass-through basis, to Pacific Income Advisers, Inc., or PIA, and pays rent at an annual rate equal to PIA’s obligation (discussed later in Note 10). Under an administrative service agreement, PIA provides various administrative services and equipment to us for an annual fee paid quarterly in arrears (discussed later in Note 10). We will continue to pay for both of these obligations.

Anworth 2002 Incentive Compensation Plan

Under our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan, Lloyd McAdams, our Chief Executive Officer, Joseph E. McAdams, our Chief Investment Officer, Heather U. Baines, our Executive Vice President, and other executives are eligible to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan requires that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we will be required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. Pursuant to their employment agreements, Lloyd McAdams, Joseph E. McAdams and Heather U. Baines are entitled to minimum percentages of all amounts paid under the 2002 Incentive Plan. Those percentages are 45%, 25% and 5%, respectively. The 2002 Incentive Plan is tied directly to our performance and is designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that may be earned quarterly by all participants under the 2002 Incentive Plan equals a percentage of net income, before incentive compensation, in excess of the amount that would produce an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At September 30, 2011, the Threshold Return was 3.49%.

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

The 2002 Incentive Plan contains a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company will calculate negative incentive compensation for that fiscal quarter which will be carried forward and will offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At September 30, 2011, the incentive compensation accrual carry forward was a negative $1.2 million, which was reduced from a negative $2.9 million at June 30, 2011 and from a negative $6.4 million at December 31, 2010. This negative carry forward may provide an incentive to management to make higher risk investments in an attempt to generate returns to overcome the negative carry forward.

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

During the three months ended September 30, 2011 and 2010, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

Following the execution of the Management Agreement as of December 31, 2011 and in connection with the concurrent externalization, we expect to terminate the 2002 Incentive Plan as of the effective date of the Management Agreement.

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

These employment agreements also have the following provisions:

•

the three executives are entitled to participate in the 2002 Incentive Plan and each of these individuals is provided a minimum percentage of the amounts earned under such plan. Lloyd McAdams is entitled to 45% of all amounts paid under the plan, Joseph E. McAdams is entitled to 25% of all amounts paid under the plan and Heather U. Baines is entitled to 5% of all amounts paid under the plan.

•	the 2002 Incentive Plan may not be amended without the consent of Messrs. Lloyd McAdams and Joseph E. McAdams;

•

in the event any of the three executives is terminated without “cause,” or if they terminate for “good reason,” or, in the case of Messrs. Lloyd McAdams or Joseph E. McAdams, their employment agreements are not renewed, then the executives would be entitled to: (1) all base salary due under the employment agreements, (2) all discretionary bonus due under their employment agreements, (3) a lump sum payment of an amount equal to three years of the executive’s then-current base salary, (4) payment of COBRA medical coverage for 18 months, (5) immediate vesting of all pension benefits, (6) all incentive compensation under the 2002 Incentive Plan to which the executives would have been entitled to under the employment agreements prorated through the termination date, and (7) all expense reimbursements and benefits due and owing the executives through the termination. In addition, under these circumstances, Messrs. Lloyd McAdams and Joseph E. McAdams would each be entitled to a lump sum payment equal to 150% of the greater of (i) the highest amount paid or that could be payable (in the aggregate) under the 2002 Incentive Plan during any one of the three fiscal years prior to their termination, and (ii) the highest amount paid, or that could be payable (in the aggregate), under the 2002 Incentive Plan during any of the three fiscal years following their termination. Ms. Baines would also be entitled to a lump sum payment equal to all incentive compensation that Ms. Baines would have been entitled to under the 2002 Incentive Plan during the three-year period following her termination;

•	the equity awards granted to each of the three executives will immediately vest upon the termination of the executive’s employment if such termination is in connection with a change in control;

•	Messrs. Lloyd McAdams and Joseph E. McAdams are each subject to a one-year non-competition provision following termination of their employment except in the event of a change in control; and

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

In order to further align the performance of Messrs. Lloyd McAdams and Joseph E. McAdams with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that with respect to 2008 and each year thereafter, 25% of the annual performance-based bonus amount allocated to be distributed to an executive over $100 thousand would be paid in restricted shares of our common stock, or the Restricted Shares. In addition, neither executive will be permitted to sell or otherwise transfer any Restricted Shares during the executive’s employment with us until the value of his respective stock holdings in the Company exceeds a seven and one-half times multiple of his base compensation and, once this threshold is met, only to the extent that the value of such holdings exceeds that multiple.

Prior to the end of any year, the Compensation Committee, at its discretion, may notify an executive that the executive will not participate in the pool during the following year. If this occurs, the sale or transfer restrictions on previously issued pool shares will be eliminated at that time.

The Compensation Committee, in its discretion, may provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation may be provided in consideration of the execution of our business and strategic plans. During the three months ended September 30, 2011, no additional compensation was paid to Messrs. Lloyd McAdams and Joseph E. McAdams.

Following the execution of the Management Agreement as of December 31, 2011 and in connection with the concurrent externalization, the employment agreements of our executives will be terminated.

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

Following the execution of the Management Agreement as of December 31, 2011 and in connection with the concurrent externalization, we will amend the existing Change in Control and Arbitration Agreements to reflect that these amended Change in Control and Arbitration Agreements with these officers and employees will be on substantially similar terms, as of the effective date of the Management Agreement.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $57.46 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2011, we paid approximately $85 thousand and $241 thousand, respectively, in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the unaudited consolidated statements of income. During the three and nine months ended September 30, 2010, we paid $84 thousand and $242 thousand, respectively, in rent and related expenses to PIA under this sublease.

At September 30, 2011, the future minimum lease commitment was as follows (in whole dollars):

Year	2011	2012	Total Commitment
Commitment	$79,007	$158,012	$237,019

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited consolidated statements of income are fees of $50 thousand and $148 thousand, respectively, paid to PIA in connection with this agreement during the three and nine months ended September 30, 2011. During the three and nine months ended September 30, 2010, we paid fees of $48 thousand and $214 thousand, respectively, to PIA in connection with this agreement.

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

Amounts deferred under the Deferred Compensation Plan are not paid to the participant as earned, but are credited to a bookkeeping account maintained by us in the name of the participant. The balance in the participant’s account is credited with earnings at a rate of return equal to the annual dividend yield on our common stock. The balance in the participant’s account is paid to the participant six months after termination of employment or upon the death of the participant or a change in control of the Company. Each participant is a general unsecured creditor of the Company with respect to all amounts deferred under the Deferred Compensation Plan. At September 30, 2011, the aggregate balance of the amounts previously deferred for Mr. Lloyd McAdams was $415,823.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2011, 816,034 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various employees under the Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers and employees under the Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares will vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock anytime after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

We recognize the compensation expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2011, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants. During the three and nine months ended September 30, 2010, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2011, an aggregate of 582 thousand DERs were issued to our officers and employees under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2011 we paid or accrued $134 thousand and $425 thousand, respectively, as compensation related to DERs granted. During the three and nine months ended September 30, 2010, we paid or accrued approximately $115 thousand and $375 thousand, respectively, as compensation related to DERs granted.

Our officers and employees have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the externalization, the agreements under which our officers and employees have been granted equity awards will be modified so that such agreements will continue with respect to our officers and employees after they become officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2011, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.93 billion and a weighted average maturity of 3.0 years. During the three months ended September 30, 2011, no swap agreements matured. During the three months ended September 30, 2011, we entered into three new swap agreements with an aggregate notional amount of $150 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.11% to 5.4940%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2011 and December 31, 2010, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining terms (in months):

	September 30, 2011			December 31, 2010
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$490,000	3.90%	8	$475,000	4.36%	4
1 year to 2 years	405,000	3.40	17	520,000	3.92	17
2 years to 3 years	325,000	2.31	30	375,000	3.32	26
3 years to 4 years	510,000	2.17	42	410,000	2.07	40
Over 4 years	1,200,000	1.95	54	880,000	2.07	56

	$2,930,000	2.55%	36	$2,660,000	3.02%	33

Swap Agreements by Counterparty

	September 30, 2011	December 31, 2010
	(in thousands)
Deutsche Bank Securities	$700,000	$725,000
RBS Greenwich Capital	485,000	390,000
Nomura Securities International	450,000	400,000
JPMorgan Securities	400,000	0
Credit Suisse	395,000	545,000
Citigroup	200,000	300,000
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	50,000

	$2,930,000	$2,660,000

During the nine months ended September 30, 2011, there was an increase in unrealized losses of $46.1 million, from $62.2 million in unrealized losses at December 31, 2010 to $108.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on cash flow hedges of $98.3 million and a reclassification adjustment for interest expense included in net income of $52.2 million).

At September 30, 2011, we had asset derivatives of $25 thousand and liability derivatives of $108.1 million (both shown on our unaudited consolidated balance sheets).

During the three months ended September 30, 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three and nine months ended September 30, 2011, the amounts amortized into interest expense were approximately $65 thousand and $194 thousand, respectively, and the remaining amount at September 30, 2011 to be amortized was approximately $314 thousand. For the three and nine months ended September 30, 2010, the amounts amortized into interest expense were approximately $65 thousand and $189 thousand, respectively.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Legal and accounting fees	$146	$128	$459	$417
Printing and stockholder communications	20	6	204	152
Directors and Officers insurance	107	108	324	326
Software and implementation	64	68	194	209
Administrative service fees	50	48	148	214
Rent and related expenses	85	84	241	242
Stock exchange and filing fees	48	57	149	173
Custodian fees	33	33	98	98
Sarbanes-Oxley consulting fees	41	17	69	56
Board of directors fees and expenses	90	75	242	222
Securities data services	28	27	82	81
Refund of previous Belvedere Trust expenses	0	(170)	0	(170)
Other	80	57	227	207

Total of other expenses:	$792	$538	$2,437	$2,227

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 14, 2011 from 3.5374 shares of our common stock to 3.6075 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.69 and (2) the annualized common stock dividend yield was 13.7560%.

From October 1, 2011 through November 1, 2011, there were two transactions to convert an aggregate of 39,494 shares of Series B Preferred Stock into an aggregate of 139,705 shares of our common stock (at the then-current conversion rate of 3.5374).

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. From October 3, 2011 through November 1, 2011, we had repurchased an aggregate of 357,085 shares at a weighted average price of $6.40 per share under this program.

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

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “continue” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates; changes in the market value of our mortgage-backed securities (“MBS”); changes in the yield curve; the availability of MBS for purchase; increases in the prepayment rates on the mortgage loans securing our MBS; our ability to use borrowings to finance our assets and, if available, the terms of any financing; risks associated with investing in mortgage-related assets; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; implementation of or changes in government regulations or programs affecting our business; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and management’s ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Company

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2011, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75%

source of income test and the 95% source of income test under the REIT rules. At September 30, 2011, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

At our annual meeting of stockholders held on May 25, 2011, the stockholders approved the execution by us of a Management Agreement (a copy of which is included as Exhibit A to our Definitive Proxy Statement filed with the SEC on March 31, 2011), between the Company and Anworth Management, LLC, and the concurrent externalization of the Company’s management function effective on December 31, 2011. We expect to enter into the Management Agreement in the fourth quarter of 2011, effective December 31, 2011. Once effective, our day-to-day operations will be conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager will at all times be subject to the supervision and direction of our board of directors and will be responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager will receive a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The term of the Management Agreement will expire December 31, 2013, and will automatically renew for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

Although the U.S. government and other foreign governments have taken various actions (including placing Fannie Mae and Freddie Mac in conservatorship) intended to protect financial institutions, their respective economies and their respective housing and mortgage markets, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial condition. These events may impact the availability of financing generally in the marketplace and also may impact the market value of MBS generally, including the securities we currently own in our portfolio.

In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary. A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agency debt could have a material adverse effect on the U.S economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Essentially all of our total portfolio is Agency MBS.

At September 30, 2011, we had total assets of $8.8 billion. Our Agency MBS portfolio, consisting of approximately $8.74 billion, was allocated as follows: approximately 23% adjustable-rate Agency MBS (less than 1-year reset); approximately 7% adjustable-rate Agency MBS (1-2 year reset); approximately 50% adjustable-rate Agency MBS (2-5 year reset); approximately 14% 15-year fixed-rate Agency MBS, approximately 6% 30-year fixed-rate Agency MBS; and less than 1% agency floating-rate CMOs. Our Non-Agency MBS portfolio consisted of approximately $2.2 million of floating-rate CMOs. Stockholders’ equity available to common stockholders at September 30, 2011 was approximately $921.7 million, or $6.93 per share. The $921.7 million equals total stockholders’ equity of $970.2 million less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $29.8 million and the proceeds from its sale of $28.2 million. For the three months ended September 30, 2011, we reported net income of $30.6 million. Net income to common stockholders was $29.1 million, or net income of $0.22 per diluted share, based on a weighted average of 136.1 million fully diluted shares outstanding, which consisted of net income of $30.6 million minus payment of preferred dividends of $1.5 million.

Results of Operations

Three Months Ended September 30, 2011 Compared to September 30, 2010

For the three months ended September 30, 2011, our net income was $30.6 million. Our net income available to common stockholders was $29.1 million, or $0.22 per diluted share, based on a weighted average of 136.1 million fully diluted shares outstanding. This includes net income of $30.6 million minus the payment of preferred dividends of $1.5 million. For the three months ended September 30, 2010, our net income was $24.3 million. Our net income available to common stockholders was $22.9 million, or $0.19 per diluted share, based on a weighted average of 121.6 million fully diluted shares outstanding. This included net income of $24.3 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended September 30, 2011 totaled $33.2 million, or 46.7% of gross income, compared to $27.3 million, or 43% of gross income, for the three months ended September 30, 2010. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended September 30, 2011 was $54.5 million, compared to $50.2 million for the three months ended September 30, 2010, an increase of 8.4%, due primarily to an increase in the weighted average portfolio outstanding from $5.85 billion at September 30, 2010 to $8.04 billion at September 30, 2011, partially offset by a decrease in the weighted average yield from 3.44% at September 30, 2010 to 2.71% at September 30 2011 and an increase in premium amortization of approximately $3.94 million. Interest expense for the three months ended September 30, 2011 was $21.3 million, compared to $23 million for the three months ended September 30, 2010, a decrease of 7.1%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.76% at September 30, 2010 to 1.14% at September 30, 2011) and partially offset by an increase in the average borrowings outstanding, from $5.09 billion at September 30, 2010 to $7.3 billion at September 30, 2011.

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

During the three months ended September 30, 2011, premium amortization expense increased $3.94 million, or 31.5%, from $12.5 million during the three months ended September 30, 2010 to $16.5 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2010 and 2011 at higher premiums.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2011			2010
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	21%	22%	28%	30%	48%	33%

During the three months ended September 30, 2011 and 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended September 30, 2011, there was a recovery of $830 thousand related to a previous write-down on our Non-Agency MBS. For the three months ended September 30, 2010, there was no recovery on our Non-Agency MBS.

Total expenses were $3.4 million for the three months ended September 30, 2011, compared to $2.96 million for the three months ended September 30, 2010. Compensation costs increased $224 thousand (due primarily to an increase in the accrual for bonus and incentive compensation). “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) increased $254 thousand (due primarily to the refund of $170 thousand of previous Belvedere Trust expenses during the three months ended September 30, 2010).

Nine Months Ended September 30, 2011 Compared to September 30, 2010

For the nine months ended September 30, 2011, our net income was $94.5 million. Our net income available to common stockholders was $90.1 million, or $0.70 per diluted share, based on a weighted average of 131.2 million fully diluted shares outstanding. This includes net income of $94.5 million minus the payment of preferred dividends of $4.4 million. For the nine months ended September 30, 2010, our net income was $83.4 million. Our net income available to common stockholders was $79.1 million, or $0.66 per diluted share, based on a weighted average of 121 million fully diluted shares outstanding. This included net income of $83.4 million minus the payment of preferred dividends of $4.3 million.

Net interest income for the nine months ended September 30, 2011 totaled $103.7 million, or 48.8% of gross income, compared to $94.3 million, or 46% of gross income, for the nine months ended September 30, 2010. Interest income (net of premium amortization expense) for the nine months ended September 30, 2011 was $170.5 million, compared to $165.9 million for the nine months ended September 30, 2010, an increase of 2.8%, due primarily to an increase in the weighted average portfolio outstanding from $5.93 billion at September 30, 2010 to $7.75 billion at September 30, 2011, partially offset by a decrease in the weighted average yield from 3.73% at September 30, 2010 to 2.94% at September 30 2011 and an increase in premium amortization of approximately $4.54 million. Interest expense for the nine months ended September 30, 2011 was $66.8 million, compared to $71.5 million for the nine months ended September 30, 2010, a decrease of 6.6%, which resulted primarily from a decline in interest rates after the effect of the swap agreements (from 1.81% at September 30, 2010 to 1.27% at September 30, 2011) and partially offset by an increase in the average borrowings outstanding, from $5.2 billion at September 30, 2010 to $6.96 billion at September 30, 2011.

During the nine months ended September 30, 2011, premium amortization expense increased $4.54 million, or 12.2%, from $37.3 million during the nine months ended September 30, 2010 to $41.9 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2010 and 2011 at higher premiums.

During the nine months ended September 30, 2011 and 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the nine months ended September 30, 2011, there was a recovery of approximately $1.7 million related to a previous write-down on our Non-Agency MBS. During the nine months ended September 30, 2010, there was no recovery on our Non-Agency MBS.

Total expenses were $10.9 million for the nine months ended September 30, 2011, compared to $10.9 million for the nine months ended September 30, 2010. Compensation costs increased $429 thousand (due to an increase in the accrual for bonus and incentive compensation). This was offset primarily by the write-down of $674 thousand in the three month period ended September 30, 2010 relating to the Lehman receivable. “Other expenses” (as detailed in Note 14 to the accompanying unaudited consolidated financial statements) increased $210 thousand (due primarily to the refund of $170 thousand of previous Belvedere Trust expenses during the nine months ended September 30, 2010).

Financial Condition

Agency MBS Portfolio

At September 30, 2011, we held agency mortgage assets which had an amortized cost of approximately $8.54 billion, consisting primarily of approximately $6.84 billion of adjustable-rate Agency MBS, approximately $1.7 billion of fixed-rate Agency MBS and approximately $3 million of floating-rate CMOs. This amount represents an approximately 11.8% increase from the $7.64 billion held at December 31, 2010. Of the adjustable-rate Agency MBS owned by us, 28% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 72% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and five years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to five years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at September 30, 2011 and December 31, 2010, classified by type of issuer (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,874,300	67.2%	$5,552,024	71.8%
Freddie Mac (FHLMC)	2,851,620	32.6	2,163,469	28.0
Ginnie Mae (GNMA)	17,487	0.2	19,165	0.2

Total Agency MBS:	$8,743,407	100.0%	$7,734,658	100.0%

The following table classifies the fair value of our Agency MBS owned at September 30, 2011 and December 31, 2010 by type of interest rate index (dollar amounts in thousands):

	September 30, 2011		December 31, 2010
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$3,388	0.0%	$4,187	0.0%
Six-month LIBOR	75,534	0.9	87,894	1.1
One-year LIBOR	6,535,337	74.8	5,778,465	74.8
Six-month certificate of deposit	1,201	0.0	1,339	0.0
Six-month constant maturity treasury	375	0.0	497	0.0
One-year constant maturity treasury	341,593	3.9	386,332	5.0
Cost of Funds Index	25,984	0.3	29,167	0.4
15-year fixed-rate	1,213,154	13.9	795,687	10.3
30-year fixed-rate	546,841	6.2	651,090	8.4

Total Agency MBS:	$8,743,407	100.0%	$7,734,658	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Weighted Average Coupon:
Adjustable-rate	3.36%	3.77%
Hybrid adjustable-rate	3.40	3.83
15-year fixed-rate	3.68	3.68
30-year fixed-rate	5.54	5.56
CMOs	1.02	1.07

Total Agency MBS:	3.56%	3.94%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.78%	102.62%
15-year fixed-rate	103.22	103.27
30-year fixed-rate	102.59	100.72

Total Agency MBS:	102.72%	102.53%

Current yield (weighted average coupon divided by average amortized cost)	3.47%	3.84%

Relative to our Agency MBS portfolio at September 30, 2011, the average interest rate on outstanding repurchase agreements was 0.26% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.15% and the weighted average term to next rate adjustment was 452 days. Relative to our Agency MBS portfolio at December 31, 2010, the average interest rate on outstanding repurchase agreements was 0.30% and the average days to maturity was 31 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.43% and the weighted average term to next rate adjustment was 418 days.

At September 30, 2011 and December 31, 2010, the unamortized net premium paid for our Agency MBS was approximately $227 million and $189 million, respectively.

One of the factors that impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and that are secured primarily by first-lien residential mortgage loans. At September 30, 2011, our Non-Agency MBS portfolio consisted of a fair value of $2.2 million of floating-rate CMOs with an average coupon of 0.48%, which were acquired at par value. At December 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.4 million of floating-rate CMOs with an average coupon of 0.51%, which were acquired at par value. The decrease was due primarily to principal paydowns of approximately $0.7 million and a decrease in an unrealized gain of approximately $1.5 million.

At September 30, 2011, the amortized cost of our Non-Agency MBS was $0. At December 31, 2010, the amortized cost of our Non-Agency MBS was $689 thousand.

At September 30, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at September 30, 2011 and December 31, 2010 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at September 30, 2011 and December 31, 2010. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited consolidated financial statements.

At September 30, 2011, the fair value of our Non-Agency MBS portfolio was approximately $2.2 million, the principal balance was approximately $26.8 million and the original principal balance was approximately $60 million. At December 31, 2010, the fair value of our Non-Agency MBS portfolio was approximately $4.4 million, the principal balance was approximately $38.23 million and the original principal balance was approximately $60 million.

At September 30, 20011, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.1%, the average securitization principal of Anworth-owned tranches was 13.4% and the average securitization principal senior to Anworth-owned trances was 86.5%. At December 31, 2010, the average securitization principal subordinate to Anworth-owned tranches was 0.8%, the average securitization principal of Anworth-owned tranches was 16.8% and the average securitization principal senior to Anworth-owned trances was 82.4%.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At September 30, 2011, we were a counter-party to swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.93 billion and an average maturity of 3.0 years. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At September 30, 2011, there were unrealized losses of approximately $108.3 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $7.44 billion at September 30, 2011. As collateral for these repurchase agreements, we pledged approximately $7.9 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2011 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $688.5 million.

For the three months ended September 30, 2011, there was a net decrease in cash and cash equivalents of approximately $8.5 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2011 was approximately $55.1 million. This is comprised of net income of $30.6 million, adding back the following non-cash items: the amortization of premiums and discounts of approximately $16.5 million and the amortization of restricted stock of $70 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $12.8 million (due primarily to a decrease in payables for securities purchased), a decrease in interest receivable of approximately $124 thousand, partially offset by an increase in prepaid expenses and other assets of approximately $3 million, the recovery of $830 thousand on our Non-Agency MBS and a decrease in accrued interest payable of approximately $1.1 million;

•

Net cash used in investing activities for the three months ended September 30, 2011 was approximately $240.8 million which consisted of purchases of Agency MBS of approximately $930.1 million, partially offset by $688.5 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $830 thousand; and

•

Net cash provided by financing activities for the three months ended September 30, 2011 was approximately $177.2 million. This consisted of borrowings on repurchase agreements of approximately $8.66 billion, partially offset by repayments on repurchase agreements of approximately $8.47 billion. This also included net proceeds from common stock issued of approximately $20.3 million and net proceeds from Series B Preferred Stock issued of $1 million less dividends paid of $32.7 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at September 30, 2011, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 18 days to three months. At September 30, 2011, we had borrowed funds under repurchase agreements with 20 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2011, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 6.8x at December 31, 2010 to 7.18x at September 30, 2011.

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

During the three months ended September 30, 2011, we raised approximately $14.9 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

During the three months ended September 30, 2011, we issued 129,400 shares of common stock under our amended 2008 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements) at a price of $7.65 per share, which provided net proceeds to us of approximately $970 thousand, net of sales commissions and less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $19.8 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. This transaction used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. All future sales of our common stock, Series A Preferred Stock and Series B Preferred Stock will be issued under the 2011 Sales Agreement. During the three months ended September 30, 2011, we issued an aggregate of 590,600 shares of common stock under our 2011 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited consolidated financial statements) at a weighted average price of $7.61 per share, which provided net proceeds to us of approximately $4.4 million, net of sales commissions and less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $89.9 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the three months ended September 30, 2011, we issued 40,000 shares of Series B Preferred Stock at a price of $26.23 per share under our 2011 Sales Agreement, which provided net proceeds to us of approximately $1.04 million, net of sales commissions and less reimbursement of fees. Cantor, as the sales agent, received an aggregate commission of approximately $10.5 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. During the three months ended September 30, 2011, we did not issue any shares of Series A Preferred Stock under the 2011 Sales Agreement. At September 30, 2011, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

There were no material changes outside the normal course of business during the three months ended September 30, 2011 to the contractual obligations identified in our Form 10-K for the fiscal year ended December 31, 2010.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our consolidated balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2011 was $970.2 million. Common stockholders’ equity was approximately $921.7 million or a book value of $6.93 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $150.3 million or 1.76% of the amortized cost of our Agency MBS at September 30, 2011. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $108.3 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $2.2 million, constitutes the total “Accumulative other comprehensive income” of approximately $44.1 million.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 14, 2011 from 3.5374 shares of our common stock to 3.6075 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.69 and (2) the annualized common stock dividend yield was 13.7560%.

From October 1, 2011 through November 1, 2011, there were two transactions to convert an aggregate of 39,494 shares of Series B Preferred Stock into an aggregate of 139,705 shares of our common stock (at the then-current conversion rate of 3.5374).

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. From October 3, 2011 through November 1, 2011, we had repurchased an aggregate of 357,085 shares at a weighted average price of $6.40 per share under this program.

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

At September 30, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,213,154	13.9%	$0	0.0%
30-year fixed-rate investments	546,841	6.3	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	508,053	5.8	7,435,000	100.0
Greater than 3 months and less than 1 year	1,471,749	16.8	0	0.0
Greater than 1 year and less than 2 years	585,153	6.7	0	0.0
Greater than 2 years and less than 3 years	11,581	0.1	0	0.0
Greater than 3 years and less than 5 years	4,409,062	50.4	0	0.0

Total:	$8,745,593	100.0%	$7,435,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2010, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$795,687	10.3%	$0	0.0%
30-year fixed-rate investments	651,090	8.4	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	441,146	5.7	6,375,000	100.0
Greater than 3 months and less than 1 year	1,278,847	16.5	0	0.0
Greater than 1 year and less than 2 years	880,765	11.4	0	0.0
Greater than 2 years and less than 3 years	503,878	6.5	0	0.0
Greater than 3 years and less than 5 years	3,187,639	41.2	0	0.0

Total:	$7,739,052	100.0%	$6,375,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2011, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 34 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 452 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past year, there were continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the August 2011 debt ceiling agreement and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2011, we had unrestricted cash of $3.3 million and $803 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the tables below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Interest Income and Projected Portfolio Value, as more fully discussed below, based on our investments in place at September 30, 2011 and includes all of our interest rate-sensitive assets, liabilities and hedges, such as interest rate swap agreements.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–126%	–2.5%
–1%	–78%	–0.9%
0%	0%	0%
1%	7%	–1.0%
2%	–24%	–3.3%

When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. For example, under current market conditions, a 100 basis point instantaneous decline in interest rates from the 0% change scenario is estimated to result in an approximate 52% increase in the prepayment rate of our Agency MBS and Non-Agency MBS portfolios. The base interest rate scenario assumes interest rates at September 30, 2011. Actual results could differ significantly from those estimated in the tables. The above table includes the effect of interest rate swap agreements. At September 30, 2011, the aggregate notional amount of the interest rate swap agreements was $2.93 billion and the weighted average maturity was 3.0 years.

The information presented in the table below projects the impact of sudden changes in interest rates on Anworth’s annual Projected Net Income and Projected Portfolio Value compared to the base case used in the table above and excludes the effect of the interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–36%	–0.4%
–1%	12%	0.1%
0%	0%	0%
1%	50%	–2.1%
2%	–16%	–5.4%

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

The following are additional risk factors and changes to the risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 as modified and supplemented by the risk factors disclosed in our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011. The materialization of any risks and uncertainties identified below and in our Forward Looking Statements contained in this report together with those previously disclosed in the Form 10-K and our Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2011 and June 30, 2011, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements” in this Quarterly Report on Form 10-Q.

A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agency debt could have a material adverse impact on our borrowings and the valuations of our securities and may have a material adverse impact on our financial condition and results of operations.

As widely reported, there continues to be concerns over the ability of the U.S. government to reduce its budget deficit and resolve its debt crisis. The U.S. sovereign debt and government-sponsored agency debt were downgraded from AAA to AA+ in August 2011 and continues to be on review for a downgrade of their respective credit ratings to account for the risk that U.S. lawmakers fail to meet the conditions of the August 2011 debt ceiling agreement and/or reduce its overall debt. Such failures could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the securities we currently own in our portfolio, which could have a material adverse impact on our financial condition and our results of operations.

Certain actions taken or that may be taken in the future by the U.S. government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies have taken and are considering taking actions to address the financial crisis. Recently, the Federal Reserve announced that it planned to purchase $600 billion of U.S. Treasury securities during 2011. In addition, it also announced that it will be reinvesting an additional $250 billion to $300 billion from the proceeds of its mortgage portfolio in U.S. Treasury securities over the same time period. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist”, in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions are to occur through June 2012. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to spur economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

We are subject to the risk that the global credit crisis, despite efforts by global governments to halt that crisis, may affect interest rates and the availability of financing in general, which could adversely affect our financing and our operating results.

During the past several years, several large European banks experienced financial difficulty and were either rescued by government assistance or by other large European banks. Several European governments have coordinated plans to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts. Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.

There is no assurance that these and other plans and programs will be successful in halting the global credit crisis or in preventing other banks from failing. If unsuccessful, this could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. Many of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. Recently, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Failure to maintain an exemption from the Investment Company Act would harm our results of operations.

We believe that we conduct our business in a manner that results in our not being regulated as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. If we fail to continue to qualify for an exemption from registration as an investment company, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we presently do. The Investment Company Act has an exemption for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, we qualify for this exemption if we maintain at least 55% of our assets directly in qualifying real estate interests. In meeting the 55% requirement under the Investment Company Act, we treat MBS issued with respect to an underlying pool for which we hold all issued certificates as qualifying interests. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company by acquiring “mortgages and other liens on and interests in real estate”, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on “mortgages and other liens on and interests in real estate” that could be purchased in a manner consistent with the exemption.

On August 31, 2011, the SEC issued a release soliciting comments on the mortgage REIT exemption under the Investment Company Act. The SEC indicated in its release that it is concerned that some mortgage companies may be subject to the kinds of abuses that the Investment Company Act was intended to address, such as misvaluations of a company’s investment portfolio and excessive leveraging. The release asks for comments on whether the exclusion should be narrowed or changed in such a way that these potential abuses can be curtailed. The SEC also asks whether there are existing safeguards in the structure and operations of REITs and other mortgage companies that would address these or similar concerns. The SEC has requested comments on or before November 7, 2011. Although we believe that we have conducted our operations in a manner that would not be of the types of concerns addressed in the SEC’s release, we could be subject to any rules or regulations that the SEC could propose in changing or narrowing the current exclusion that mortgage REITs rely on to maintain an exemption from the Investment Company Act. If the SEC or its staff changes or narrows this exemption, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Although, at the present time, it is unknown whether the SEC or its staff will make any changes to this exclusion or the nature of any such changes, it is possible that any such changes could impact our leverage, our liquidity, the size of our investment portfolio, our ability to use interest rate swap agreements, our ability to borrow, and could have a material adverse effect on our business and results of operations.

The following additional risk factors have been added since the filing of our 2010 Annual Report on Form 10-K:

We presently are not, nor do we intend to be, regulated as an investment company. Fluctuations in our net income and in our book value will likely be greater than those of investment companies. This may affect investors or potential investors as to the appropriateness of our stock as compared to that of an investment company.

While presently our assets are similar to those owned by some investment companies, we are not regulated as an investment company. Regulation as an investment company entails all investment companies maintaining significantly lower levels of financial leverage than we have employed since our organization in 1998. Because of the differences in our leverage from that of investment companies, this results in the fluctuation in net income and in book value by us to likely be greater than that experienced by investment companies. Therefore, investors and potential investors in our company should, on an ongoing basis, carefully determine if this greater level of income fluctuation and book value fluctuation is appropriate for them as compared to whether the less volatile results of investment companies are more appropriate for them.

Risks Related to the Management Agreement and the Concurrent Externalization

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party

The Management Agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the Management Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of this relationship, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with our Manager.

We will have no employees and the Manager will be responsible for making all of our investment decisions. Certain of our current employees who will become the Manager’s employees are not required to devote any specific amount of time to our business, which could result in conflicts of interest.

Upon the effectiveness of the Management Agreement and the concurrent externalization as of December 31, 2011, we will have no employees, and the Manager will be responsible for making all of our investments. Certain of our current employees who will become the Manager’s employees are employees of PIA or its affiliates and these persons do not devote their time exclusively to us. The Manager’s executive officers are officers of PIA and have significant responsibilities to PIA. Because certain of our and our Manager’s employees are also responsible for providing services to PIA, they may not devote sufficient time to the management of our business operations.

We will be completely dependent upon the Manager who will provide services to us through the Management Agreement and we may not find suitable replacements for our Manager if the Management Agreement is terminated or such key personnel are no longer available to us.

Upon the effectiveness of the Management Agreement and the concurrent externalization as of December 31, 2011, because we will have no employees, we will be completely dependent on the Manager to conduct our operations pursuant to the Management Agreement. Our Manager has its own employees, which conduct its day-to-day operations. The Management Agreement does not require the Manager to dedicate specific personnel to our operations.

If we terminate the Management Agreement without cause, we may not, without the consent of the Manager, employ any employee of the Manager or any of its affiliates, or any person who has been employed by our Manager or any of its affiliates at any time within the two year period immediately preceding the date on which the person commences employment with us for two years after such termination of the Management Agreement. We will not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies will depend upon the experience of certain of the Manager’s officers and employees. None of these individuals’ continued service is guaranteed. If the Management Agreement is terminated or these individuals leave the Manager, the Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan.

If we elect to not renew the Management Agreement without cause, we would be required to pay the Manager a substantial termination fee. These and other provisions in the Management Agreement make non-renewal of the Management Agreement difficult and costly.

Electing not to renew the Management Agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our Management Agreement after the initial term of the Management Agreement, which would expire on December 31, 2013, or upon the expiration of any automatic renewal term, both upon 180-days prior written notice. In addition, if we elect to not renew the agreement because of a decision by our board that the management fee is unfair, the Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the Management Agreement without cause, we are required to pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the Management Agreement.

The management fee is payable regardless of our performance.

The Manager would be entitled to receive a management fee from us that is based on the amount of our Equity (as defined in our Management Agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

The fee structure of the Management Agreement may limit the Manager’s ability to retain access to its key personnel.

Under the terms of the Management Agreement, we would be required to pay the Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.20% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or [other comprehensive income], each as computed in accordance with GAAP. The Management Agreement does not provide the Manager with an incentive management fee that would pay the Manager additional compensation as a result of meeting performance targets. Some of our externally-managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel. Thus, the lack of an incentive fee in the Management Agreement may limit the ability of the Manager to provide key personnel, with additional compensation for strong performance, which could adversely affect the Manager’s ability to retain these key personnel. If the Manager were not able to retain any of the key personnel that will be providing services to the Manager, it would have to find replacement personnel to provide those services. Those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Some investors may not view our external management in a positive light, which may affect the market price of our common stock and may make it more difficult for future offerings of our stock.

Although there are currently other mortgage REITs that are externally-managed, there may be times in the future when some investors may have a preference for internally-managed companies. There may also be times, if there are low returns from our portfolio, when our external management is not viewed in a positive light. In either of these cases, there may be a negative effect on the market price of our common stock and this may make it difficult for future offerings of our common stock.

Potential conflicts of interest could arise if the Manager were to take greater risk to increase our equity in order to earn a greater management fee.

The Management Agreement does not contain an incentive fee. The Manager is paid a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.20% of our Equity, as defined in the Management Agreement. As the Management Agreement does not contain an incentive fee, the Manager may take greater risk in our investment portfolio to increase our equity in order to earn a greater management fee.

The Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify the Manager against certain liabilities.

Pursuant to the Management Agreement, the Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendation of the Manager. The Manager and its affiliates, and the directors, officers, employees and stockholders of the Manager and its affiliates, are not liable to us, any subsidiary of ours, our board of directors or our stockholders for any acts or omissions by the Manager, its officers, employees or its affiliates, performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under this the Management Agreement. We have agreed to indemnify the Manager and its affiliates, its directors, officers, employees and stockholders of the Manager and its affiliates of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of such party, not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of such party under the Management Agreement.

The Manager has limited resources and may not be able to defend itself in litigation.

The only fee that the Manager will receive from us will be the base management fee, as previously described. It is anticipated that most, if not all, of this fee will be used by the Manager for compensation to its employees and to pay for its other administrative expenses. The Manager has limited resources. If the Manager were to be involved in litigation not related to our operations, it may not be able to defend itself and it may be forced to declare bankruptcy or go out of business and we would have to find another Manager. This could have a material adverse impact on our business and our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Reserved.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2011. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 31, 2011 on Form DEFR 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 14, 2008 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 15, 2008)

1.2	Amendment No. 1 to Sales Agreement dated February 8, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 8, 2011)

1.3	Controlled Equity Offering Sales Agreement dated May 27, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 27, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

Exhibit Number	Description

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2002 Incentive Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 17, 2002), as amended by Amendment No. 1 to 2002 Incentive Compensation Plan (incorporated by reference from our Current Report on Form 8-K filed with the SEC on October 15, 2009)

10.2*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.3*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.4	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.5*	Employment Agreement dated January 1, 2002, between the Manager and Lloyd McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.6*	Employment Agreement dated January 1, 2002, between the Manager and Heather U. Baines (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006) and February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

Exhibit Number	Description

10.7*	Employment Agreement dated January 1, 2002, between the Manager and Joseph E. McAdams (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Addenda dated April 18, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), June 13, 2002 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002), May 28, 2004 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the SEC on August 9, 2004), June 27, 2006 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), February 13, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 15, 2008), February 22, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on February 27, 2008) , December 30, 2008 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 2, 2009) and October 14, 2009 (incorporated by reference from our Current Report on Form 8-K, filed with the SEC on October 15, 2009).

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9*	Deferred Compensation Plan (incorporated by reference from our Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the SEC on March 26, 2003)

10.10	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.11	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.14*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.15*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006)

10.16	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 3, 2011	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 3, 2011	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)