Form 10-K
period 2011-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2012-02-27
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1299 OCEAN AVENUE, SECOND FLOOR SANTA MONICA, CALIFORNIA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Cumulative Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	New York Stock Exchange
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2011 was approximately $958,154,871.

As of February 22, 2012, the registrant had 135,152,020 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2012 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2011

CAUTIONARY STATEMENT

This Annual Report on Form 10-K contains or incorporates by reference certain forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are based upon our current expectations and speak only as of the date hereof. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of this Annual Report on Form 10-K.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities (“MBS”); risks associated with investing in mortgage-related assets; changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2011, our qualified REIT assets (real estate assets, as defined under the Internal Revenue Code of 1986, or the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2011 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2011, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or the SEC, on January 3, 2012), between the Company and Anworth Management, LLC, or the Manager, and the externalization of the Company’s management function, or the Externalization. We entered into the Management Agreement effective as of December 31, 2011. After the effective date, our day-to-day operations are being conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

In August 2011, Standard & Poor’s downgraded both U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS. A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.99% of our total portfolio is Agency MBS.

December 31, 2011
Total assets	$8.81 billion

Fair value of Agency MBS	$8.76 billion

Adjustable-rate Agency MBS (less than 1 year reset)	24%
Adjustable-rate Agency MBS (1-2 year reset)	4%
Adjustable-rate Agency MBS (2-7 year reset)	53%
15-year fixed-rate Agency MBS	13%
30-year fixed-rate Agency MBS	6%
Agency floating-rate collateralized mortgage obligations (CMOs)	<1%

100%

Stockholders’ equity available to common stockholders at December 31, 2011 was approximately $933.8 million, or $6.96 per share. The $933.8 million equals total stockholders’ equity of $982.3 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $28.8 million and the proceeds from its sale of $27.2 million. For the year ended December 31, 2011, we reported net income of $122.9 million. Net income to common stockholders was approximately $117 million, or net income of $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding, which consisted of net income of $122.9 million minus payment of preferred dividends of $5.9 million.

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

Financing Strategy

We acquire MBS by primarily using short-term borrowings and, to a lesser extent, equity capital. We employ short-term borrowing to attempt to increase potential returns to our stockholders. Pursuant to our Capital and Leverage Policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

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

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investments in investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. During the past several years, we have borrowed, on a short-term basis, between five to seven times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2011, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 7.25x.

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

Prepayment Risk Management.    We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium or at a discount. Under normal market conditions, we generally seek to maintain the aggregate capitalized purchase premium of the portfolio at 3% or less. In addition, we can purchase principal-only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheets market value.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers. Approximately 99.99% of our portfolio is Agency MBS.

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

Employees

Prior to December 31, 2011, Anworth had twelve employees, seven of whom were part-time. Effective December 31, 2011, in accordance with the Management Agreement and the Externalization, all of our employees at the Company were terminated and are now employed by the Manager.

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is a maximum of 15%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our Series A Preferred Stock and Series B Preferred Stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances.

We will be required to pay a 100% tax on any net income from prohibited transactions. Prohibited transactions are, in general, sales or other taxable dispositions of property other than foreclosure property held primarily for sale to customers in the ordinary course of business. While the Code contains certain safe harbors provisions to avoid the application of this 100% tax, outside of the safe harbor, the determination of whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business depends on all the facts and circumstances surrounding the particular transaction. No assurance can be given that any particular property in which we hold a direct or indirect interest will not be treated as property held for sale to customers, or that we can comply with certain safe harbor provisions of the Code that would prevent such treatment. The 100% tax will not apply to gains from the sale of property that is held through a taxable REIT subsidiary or other taxable corporation, although such income will be taxed to the corporation at regular corporate tax rates.

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

In addition, notwithstanding our REIT status, we may also have to pay certain state and local income taxes, because not all states and localities treat REITs in the same manner as they are treated for federal income tax purposes.

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

If a loan contains a provision that entitles a REIT to a percentage of the borrower’s gain upon the sale of the real property securing the loan or a percentage of the appreciation in the property’s value as of a specific date, income attributable to that loan provision will generally be treated as gain from the sale of the property securing the loan, which normally constitutes qualifying income for purposes of both gross income tests.

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

Prohibited Transactions.    As discussed above, a REIT will incur a 100% tax on the net income derived from any sale or other disposition of property other than foreclosure property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that none of our assets will be held primarily for sale to customers and that a sale of any of our assets will not be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. Nevertheless, we will attempt to comply with the terms of safe-harbor provisions in the federal income tax laws prescribing when an asset sale will not be characterized as a prohibited transaction.

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

Revenue Procedure 2011-16 discusses the modification of a mortgage loan (or an interest therein) that is held by a REIT in which the modification was occasioned by either a default on the loan or a modification that satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedure 2011-16 provides that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedure 2011-16.

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

Annual Distribution Requirements

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

The IRS has provided temporary assistance to REITs that wish to preserve cash, but that also must meet their minimum distribution requirements. Under certain circumstances, the distribution requirements can be met through a distribution of the REIT’s own stock. The conditions for this assistance were announced by the IRS initially in Revenue Procedure 2008-68, which was superseded by Revenue Procedure 2009-15. The applicable guidelines are currently in Revenue Procedure 2010-12, which apply to distributions declared on or before December 31, 2012 with respect to a tax year ending on or before December 31, 2011. We have not declared such a distribution and do not anticipate doing so.

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

Cost Basis Reporting

New federal income tax information reporting rules may apply to certain transactions in our shares acquired through the Dividend Reinvestment and Stock Purchase Plan. Where such rules apply, the “cost basis” calculated for the shares involved will be reported to the IRS and to you. Generally these rules apply to all shares purchased after December 31, 2010 including those purchased through the Dividend Reinvestment and Stock Purchase Plan. For “cost basis” reporting purposes, you may identify by lot the shares that you transfer or that are redeemed, but if you do not timely notify us of your election, we will identify the shares that are transferred or redeemed on a “first in/first out” basis. The shares in the Dividend Reinvestment and Stock Purchase Plan are also eligible for the “average cost” basis method, should you so elect.

Information reporting (transfer statements) on other transactions may also be required under these new rules. Generally, these reports are made for certain transactions other than purchases in shares acquired before January 1, 2011. Transfer statements are issued between “brokers” and are not issued to the IRS or to you.

Stockholders should consult their tax advisors regarding the consequences to of these new rules.

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

During the past few years, there have been several proposed or completed mergers, acquisitions and bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. Fewer potential counterparties may reduce our ability to diversify and thereby attempt to minimize risk of counterparty default. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions, which could also make it more difficult for us to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies have taken and are considering taking actions to address the financial crisis. During 2011, the Federal Reserve increased its holdings of U.S. Treasury securities and now owns more than $1 trillion of such securities. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist”, in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions are to occur through June 2012. In the future, the Federal Reserve may continue these actions or may take other similar actions. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to spur economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. Many of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. During 2011, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

•

Substantially all of our borrowings are secured by our Agency MBS, generally under repurchase agreements. A decline in the market value of the Agency MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell Agency MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the Agency MBS, we would experience losses.

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

Substantially all of our borrowings are collateralized borrowings in the form of repurchase agreements. If the interest rates on these agreements increase, that would harm our profitability.

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

We bear the risk of being unable to dispose of our mortgage-related assets at advantageous times or in a timely manner because mortgage-related assets generally experience periods of illiquidity. The lack of liquidity may result from the absence of a willing buyer or an established market for these assets, as well as legal or contractual restrictions on resale. As a result, the illiquidity of mortgage-related assets may cause us to lose profits and lose the ability to earn gains.

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

Hedging involves risk since hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or currently regulated by any U.S. or foreign governmental authorities. Currently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. The Dodd-Frank Financial Reform Bill intends to implement rules on these matters but presently we do not know the extent of such rules or what the consequences may be on our business or on hedging instruments in general. Furthermore, the enforceability of such instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

Our use of derivatives may expose us to counterparty risks.

From time to time we enter into interest rate swap and cap agreements to hedge risks associated with movements in interest rates. If a swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if a cap counterparty fails to perform under the terms of the cap agreement, in addition to not receiving payments due under that agreement that would offset our interest expense, we would also incur a loss for all remaining unamortized premium paid for that agreement.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2011, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months, while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 436 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2011, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2011, 13% of our Agency MBS were 15-year fixed-rate securities and 6% of our Agency MBS were 30-year fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2011, approximately 81% of our Agency MBS were adjustable-rate securities.

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

New assets may not be as accretive to book value as existing assets. The market value of our assets is sensitive to interest rate fluctuations. In the past as short-term interest rates increased, the market value of our existing assets has declined. As we classify our Agency MBS and Non-Agency MBS as available-for-sale, accounting regulations require that any unrealized losses from the decline in market value that are not considered to be an other-than-temporary impairment be carried as “Accumulated other comprehensive loss” in the “Stockholders’ equity” section of the balance sheets. When short-term interest rates stop increasing, or start declining, or when the interest rates on these securities reset, the market value of these assets may increase. This may be more accretive to book value than the new assets that we acquire to replace existing assets.

If we are unable to find suitable investments, we may not be able to achieve our investment objectives or pay dividends.

The availability of mortgage-related assets meeting our criteria depends upon, among other things, the level of activity and quality of and demand for securities in the mortgage securitization and secondary markets. The market for agency securities depends upon various factors including the level of activity in the residential real estate market, the level of and difference between short-term and long-term interest rates, incentives for issuers to securitize mortgage loans and demand for agency securities by institutional investors. The size and level of activity in the residential real estate lending market depends upon various factors, including the level of interest rates, regional and national economic conditions and real estate values. To the extent we are unable to acquire a sufficient volume of mortgage-related assets meeting our criteria, our results of operations would be adversely affected. Furthermore, we cannot assure you that we will be able to acquire sufficient mortgage-related assets at spreads above our costs of funds.

We are dependent on information and communications systems and such systems’ failures could significantly disrupt our business.

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems, such as caused by earthquake, fire, flood or terrorist act or by issues such as power outages, telephone or internet disconnections (not withstanding any of our back-up systems, which could also be subject to failure), could cause delays or other problems in our securities trading activities or in our repurchase agreement transactions, which would materially adversely affect our operations and performance.

Risks Related to Our Management

We have no employees and the Manager is responsible for making all of our investment decisions. The employees of the Manager are not required to devote any specific amount of time to our business.

Effective December 31, 2011, we have no employees and all our prior employees became employees of the Manager. The Manager is responsible for conducting our day-to-day operations and is responsible for the selection, purchase and sale of our investment portfolio; our financing and hedging activities; providing us with management services; and such other services and activities relating to our assets and operations as may be appropriate.

Messrs. Lloyd McAdams, Joseph E. McAdams, Thad M. Brown, Ms. Bistra Pashamova and others are officers and employees of our Manager and are also officers and employees of Pacific Income Advisers, or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our Company. In addition, a trust controlled by Mr. Lloyd McAdams is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $3.88 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Additionally, there is nothing in the Management Agreement that prevents the Manager or any of its Affiliates, officers, directors or employees from engaging in other businesses or from rendering services of any kind to any other Person or entity, whether or not the investment objectives or policies of any such other Person or entity are similar to those of the Company or in any way binds or restricts the Manager or any of its Affiliates, officers, directors or employees from buying, selling or trading any securities or commodities for their own accounts or for the accounts of others for whom the Manager or any of its Affiliates, officers, directors or employees may be acting.

Mr. Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our board of directors to act as the authorized broker on any buyback of the Company’s common stock. The service to PIA and Syndicated Capital, Inc. by the officers and employees of the Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

We are completely dependent upon the Manager, who provides services to us through the Management Agreement, and we may not find suitable replacements for our Manager if the Management Agreement is terminated or such key personnel are no longer available to us. The loss of any key personnel of the Manager could harm our operations.

We no longer have any employees and are completely dependent on the Manager to conduct our operations pursuant to the Management Agreement. The Manager has its own employees, which conduct its day-to-day operations. The Management Agreement does not require the Manager to dedicate specific personnel to our operations.

If we terminate the Management Agreement without cause, we may not, without the consent of the Manager, employ any employee of the Manager or any of its Affiliates, or any Person who has been employed by the Manager or any of its Affiliates at any time within the two year period immediately preceding the date on which the Person commences employment with us for two years after such termination of the Management Agreement. We will not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies will depend upon the experience of certain of the Manager’s officers and employees. None of these individuals’ continued service is guaranteed. If the Management Agreement is terminated or these individuals leave the Manager, the Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan.

We depend on the diligence, experience and skill of the officers and employees of the manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of the Manager include Mr. Lloyd McAdams, President and Chief Executive Officer; Mr. Joseph E. McAdams, Chief Investment Officer and Executive Vice President; Mr. Thad M. Brown, Chief Financial Officer, Treasurer and Secretary; Mr. Charles J. Siegel, Senior Vice President-Finance and Assistant Secretary; Ms. Bistra Pashamova, Senior Vice President; and Mr. Evangelos Karagiannis, Vice President. Our dependence on the Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Messrs. Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

The Management Agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2012), between the Company and Anworth Management, LLC, or the Manager, and the externalization of our management function. We entered into the Management Agreement effective as of December 31, 2011.

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

Electing not to renew the Management Agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our Management Agreement after the initial term of the Management Agreement, which would expire on December 31, 2013, or upon the expiration of any automatic renewal term, both upon 180-days prior written notice. In addition, if we elect to not renew the Management Agreement because of a decision by our board that the management fee is unfair, the Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the Management Agreement without cause, we are required to pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the Management Agreement.

The management fee is payable regardless of our performance.

The Manager is entitled to receive a management fee from us that is based on the amount of our Equity (as defined in our Management Agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

The fee structure of the Management Agreement may limit the Manager’s ability to retain access to its key personnel.

Under the terms of the Management Agreement, we are required to pay the Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.20% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income, each as computed in accordance with GAAP. The Management Agreement does not provide the Manager with an incentive management fee that would pay the Manager additional compensation as a result of meeting performance targets. Some of our externally-managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel. Thus, the lack of an incentive fee in the Management Agreement may limit the ability of the Manager to provide key personnel with additional compensation for strong performance, which could adversely affect the Manager’s ability to retain these key personnel. If the Manager were not able to retain any of the key personnel providing services to the Manager, it would have to find replacement personnel to provide those services. Those replacement key personnel may not be able to produce the same operating results as the current key personnel.

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

Potential conflicts of interest could arise if the Manager were to take greater risk for the purpose of increasing our equity in order to earn a greater management fee.

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

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendation of the Manager. The Manager and its Affiliates, and the directors, officers, employees and stockholders of the Manager and its Affiliates, are not liable to us, any subsidiary of ours, our board of directors or our stockholders for any acts or omissions by the Manager, its officers, employees or its Affiliates, performed in accordance with and pursuant to our Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under this Management Agreement. We have agreed to indemnify our Manager and its Affiliates, its directors, officers, employees and stockholders of the Manager and its Affiliates (each a “Manager Indemnified Party”) of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of such Manager Indemnified Party, not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of such Manager Indemnified Party under this Management Agreement.

Our Manager has limited resources and may not be able to defend itself in litigation.

The only fee that our Manager receives from us is the base management fee, as previously described. It is anticipated that most, if not all, of this fee will be used by the Manager for compensation to its employees and to pay for its other administrative expenses. Our Manager has limited resources. If our Manager were to be involved in litigation not related to our operations, it may not be able to defend itself and it may be forced to declare bankruptcy or go out of business and we would have to find another Manager. This could have a material adverse impact on our business and our operations.

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

•	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders;

•	we would no longer be required to make distributions to our stockholders; and

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

Compliance with the REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that is generated from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit its use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

Tax legislation enacted in 2003 and extended in 2010 to be effective through December 31, 2012, temporarily reduce the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15%. Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Failure to maintain an exemption from the Investment Company Act would materially harm our results of operations.

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

On August 31, 2011, the SEC issued a release soliciting comments on the mortgage REIT exemption under the Investment Company Act. The SEC indicated in its release that it is concerned that some mortgage companies may be subject to the kinds of abuses that the Investment Company Act was intended to address, such as misvaluations of a company’s investment portfolio and excessive leveraging. The release asked for comments on or before November 7, 2011 on whether the exclusion should be narrowed or changed in such a way that these potential abuses can be curtailed. The SEC also asked whether there are existing safeguards in the structure and operations of REITs and other mortgage companies that would address these or similar concerns. Although we believe that we have conducted our operations in a manner that would not be of the types of concerns addressed in the SEC’s release, we could be subject to any rules or regulations that the SEC could propose in changing or narrowing the current exclusion that mortgage REITs rely on to maintain an exemption from the Investment Company Act. If the SEC or its staff changes or narrows this exemption, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Although, at the present time, it is unknown whether the SEC or its staff will make any changes to this exclusion or the nature of any such changes, it is possible that any such changes could impact our Asset Acquisition Policy, our leverage, our liquidity, the size of our investment portfolio, our ability to use interest rate swap agreements, our ability to borrow, and could have a material adverse effect on our business and results of operations.

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

When purchasing MBS and government securities, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute “real estate assets” for purposes of the REIT asset tests and produce income that qualifies under the REIT income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

Additional Risk Factors

The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our securities may, from time to time, be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors including the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•

significant volatility in the market price and trading volume of securities of REITs or other companies in our sector, which is not necessarily related to the operating performance of these securities;

•	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	general economic trends and other external factors; and

•	loss of major repurchase agreement providers.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted two unrelated third party institutional investors exemptions from the 9.8% ownership limitation as set forth in our charter documents. These exemptions permitted one third party institutional investor to hold up to 15.0% of our common stock and one third party institutional investor to hold up to 20.0% of our Series A Preferred Stock.

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

Future offerings of debt securities, which would be senior to our common stock, Series A Preferred Stock and Series B Preferred Stock upon liquidation, or other equity securities, which would dilute our existing stockholders and may be senior to our common stock, Series A Preferred Stock and Series B Preferred Stock for the purposes of dividend distributions, may harm the market price of our common stock, Series A Preferred Stock or Series B Preferred Stock.

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

We sublease approximately 5,500 square feet of office space in Santa Monica, California under a sublease agreement with PIA that expires in June 2012. In February 2012, the Company signed a new sublease agreement with PIA that expires on June 30, 2022 for approximately 7,300 sq. ft. at the same location. We believe this facility is adequate for our intended level of operations.

Item 3.	LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	2011		2010
	High	Low	High	Low
First Quarter	$7.14	$6.85	$7.14	$6.66
Second Quarter	$7.51	$6.90	$7.29	$6.28
Third Quarter	$7.72	$6.40	$7.48	$6.60
Fourth Quarter	$6.88	$6.03	$7.38	$6.83

Holders

As of February 22, 2012, there were approximately 944 record holders of our common stock. On February 22, 2012, the last reported sale price of our common stock on the New York Stock Exchange was $6.51 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2011
First quarter ended March 31, 2011	$0.25	March 31, 3011
Second quarter ended June 30, 2011	$0.25	June 30, 2011
Third quarter ended September 30, 2011	$0.23	September 30, 2011
Fourth quarter ended December 31, 2011	$0.21	December 15, 2011
2010
First quarter ended March 31, 2010	$0.27	April 15, 3010
Second quarter ended June 30, 2010	$0.25	June 30, 2010
Third quarter ended September 30, 2010	$0.23	September 30, 2010
Fourth quarter ended December 31, 2010	$0.22	December 16, 2010

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased previously under this program			0	2,000,000

Month #1 (October 1-31)	357,085	$6.40	357,085	1,642,915
Month #2 (November 1-30)	476,990	$6.22	834,075	1,165,925
Month #3 (December 1-31)	0	$0.00	834,075	1,165,925

Total shares purchased this quarter	834,075			1,165,925

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Anworth Mortgage Asset Corporation	100.00	89.72	82.15	105.68	121.11	124.32
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
NAREIT Mortgage REIT Index	100.00	57.65	39.60	49.35	60.51	59.05

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2006 in our common stock, that $100 was invested in each of the indices on December 31, 2006 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2009, 2008 and 2007 and for the years ended December 31, 2008 and 2007 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data and days)
Statements of Income Data
Days in period	365	365	365	366	365
Interest income net of amortization of premium and discount	$224,180	$219,803	$262,029	$287,698	$248,831
Interest expense	(89,265)	(95,830)	(115,707)	(181,324)	(224,884)

Net interest income	$134,915	$123,973	$146,322	$106,374	$23,947
Net (loss) on sale of assets	0	0	0	(49)	(23,442)
Net gain (loss) on derivative instruments	0	0	107	(113)	(147)
Recovery (impairment charges) on Non-Agency MBS	2,225	270	0	(37,537)	0
Expenses	(14,264)	(13,744)	(16,195)	(13,626)	(5,536)

Income (loss) from continuing operations	$122,876	$110,499	$130,234	$55,049	$(5,178)
Income (loss) from discontinued operations(1)	0	0	0	7,558	(151,288)

Net income (loss)	$122,876	$110,499	$130,234	$62,607	$(156,466)
Dividends on preferred stock	(5,885)	(5,764)	(5,906)	(5,928)	(4,749)

Net income (loss) available to common stockholders	$116,991	$104,735	$124,328	$56,679	$(161,215)

Basic earnings (loss) per common share:
Continuing operations	$0.91	$0.89	$1.18	$0.60	$(0.21)
Discontinued operations	0.00	0.00	0.00	0.09	(3.26)

Total basic earnings (loss) per common share	$0.91	$0.89	$1.18	$0.69	$(3.47)

Average number of shares outstanding	128,601	118,164	105,413	82,043	46,483
Diluted earnings (loss) per common share:
Continuing operations	$0.90	$0.87	$1.16	$0.60	$(0.21)
Discontinued operations	0.00	0.00	0.00	0.09	(3.26)

Total diluted earnings (loss) per common share	$0.90	$0.87	$1.16	$0.69	$(3.47)

Average number of diluted shares outstanding	132,759	121,919	108,905	85,281	46,483

(1)	The year ended December 31, 2008 included a gain of approximately $7.6 million on the disposition of discontinued operations (Belvedere Trust Mortgage Corporation and its subsidiaries and BT Management Company, L.L.C.). During the latter half of 2011, these entities were dissolved and are no longer consolidated in our financial statements.

	As of December 31,
	2011	2010	2009	2008	2007
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$8,761,894	$7,734,658	$6,485,801	$5,307,440	$4,662,547
Assets of discontinued operations	0	0	0	0	38
Total assets	$8,813,769	$7,790,215	$6,526,648	$5,477,142	$4,797,519
Repurchase agreements	$7,595,000	$6,375,000	$5,359,000	$4,665,000	$4,227,100
Junior subordinated notes	37,380	37,380	37,380	37,380	37,380
Liabilities of discontinued operations	0	0	0	0	7,834
Total liabilities	$7,804,243	$6,896,304	$5,597,337	$4,892,842	$4,367,963
Series B Preferred Stock	27,239	25,630	25,803	28,096	28,108
Stockholders’ equity (common and Series A Preferred)	$982,287	$868,281	$903,508	$556,204	$401,448
Number of common shares outstanding	134,115	120,901	115,563	90,462	57,289
Book value per common share	$6.96	$6.78	$7.40	$5.61	$6.15

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities (“MBS”); risks associated with investing in mortgage-related assets; changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At December 31, 2011, our qualified REIT assets (real estate assets, as defined in the Internal Revenue Code, or the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2011 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2011, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

At our annual stockholders meeting held on May 25, 2011, our stockholders approved the entry by us into a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2012), between the Company and Anworth Management, LLC, or the Manager, and the externalization of the Company’s management function, or the Externalization. We entered into the Management Agreement effective as of December 31, 2011. After the effective date, our day-to-day operations are being conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The initial term of the Management Agreement will expire December 31, 2013, and will automatically renew for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

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

In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary. A failure by the U.S. government to meet the conditions of the August 2011 debt ceiling agreement or to reduce its budget deficits or a further downgrade of U.S. sovereign debt and government-sponsored agency debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Approximately 99.99% of our total portfolio is Agency MBS.

December 31, 2011
Total assets	$8.81 billion

Fair value of Agency MBS	$8.76 billion

Adjustable-rate Agency MBS (less than 1 year reset)	24%
Adjustable-rate Agency MBS (1-2 year reset)	4%
Adjustable-rate Agency MBS (2-7 year reset)	53%
15-year fixed-rate Agency MBS	13%
30-year fixed-rate Agency MBS	6%
Agency floating-rate collateralized mortgage obligations (CMOs)	<1%

100%

Stockholders’ equity available to common stockholders at December 31, 2011 was approximately $933.8 million, or $6.96 per share. The $933.8 million equals total stockholders’ equity of $982.3 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $28.8 million and the proceeds from its sale of $27.2 million. For the year ended December 31, 2011, we reported net income of $122.9 million. Net income to common stockholders was approximately $117 million, or net income of $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding, which consisted of net income of $122.9 million minus payment of preferred dividends of $5.9 million.

Results of Operations

Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, our net income was $122.9 million. Our net income available to common stockholders was approximately $117 million, or $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding. This includes net income of $122.9 million minus the payment of preferred dividends of $5.9 million. For the year ended December 31, 2010, our net income was $110.5 million. Our net income available to common stockholders was $104.7 million, or $0.87 per diluted share, based on a weighted average of 121.9 million fully diluted shares outstanding. This includes net income of $110.5 million minus the payment of preferred dividends of $5.8 million.

Net interest income for the year ended December 31, 2011 totaled $134.9 million, or 47.7% of gross income, compared to $124.0 million, or 45.9% of gross income, for the year ended December 31, 2010. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2011 was $224.2 million, compared to $219.8 million for the year ended December 31, 2010, an increase of 2%, due primarily to an increase in the weighted average portfolio outstanding of approximately $7.9 billion in 2011 from approximately $6.1 billion in 2010, partially offset by an increase in premium amortization expense of $8.2 million, and a decrease in the weighted average coupons on Agency MBS (from 4.42% in 2010 to 3.59% in 2011). Interest expense for the year ended December 31, 2011 was $89.3 million, compared to $95.8 million for the year ended December 31, 2010, a decrease of 6.9%, which resulted from a decline in weighted average short-term interest rates, after giving effect to the swap agreements, of 1.24% in 2011 vs. 1.76% in 2010, partially offset by an increase in the average borrowings outstanding of $7.1 billion in 2011 vs. $5.4 billion in 2010.

Recoveries on Non-Agency MBS were approximately $2.2 million for the year ended December 31, 2011 compared to $270 thousand for the year ended December 31, 2010.

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

During the year ended December 31, 2011, premium amortization expense increased $8.2 million, or 16.2%, from $50.4 million during the year ended December 31, 2010 to $58.6 million, due primarily to an increase in the amortization of unearned premium on securities acquired in 2011 and 2010 at higher premiums.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2011				Year Ended December 31, 2010
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	21%	22%	28%	25%	30%	48%	33%	28%

During the years ended December 31, 2011 and December 31, 2010, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

Total expenses were $14.3 million for the year ended December 31, 2011, compared to $13.75 million for the year ended December 31, 2010. The increase of $520 thousand in total expenses was due primarily to an increase in compensation costs of $909 thousand (due primarily to increased incentive compensation), an increase in “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) of $285 thousand, partially offset by a decrease of $674 thousand in the amount written-off on the Lehman Brothers, Inc. receivable.

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

Financial Condition

Agency MBS Portfolio

At December 31, 2011, we held agency mortgage assets which had an amortized cost of approximately $8.57 billion, consisting primarily of approximately $6.99 billion of adjustable-rate Agency MBS, approximately $1.58 billion of fixed-rate Agency MBS and approximately $3 million of floating-rate CMOs. This amount represents an approximate 12% increase from the $7.64 billion held at December 31, 2010. Of the adjustable-rate Agency MBS owned by us, 29% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 71% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and seven years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to seven years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2011 and December 31, 2010, classified by type of issuer (dollar amounts in thousands):

	December 31, 2011		December 31, 2010
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$6,008,951	68.6%	$5,552,024	71.8%
Freddie Mac (FHLMC)	2,735,842	31.2	2,163,469	28.0
Ginnie Mae (GNMA)	17,101	0.2	19,165	0.2

Total Agency MBS:	$8,761,894	100.0%	$7,734,658	100.0%

The following table classifies our portfolio of Agency MBS owned at December 31, 2011 and December 31, 2010 by type of interest rate index (dollar amounts in thousands):

	December 31, 2011		December 31, 2010
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$3,130	0.0%	$4,187	0.0%
Six-month LIBOR	73,345	0.8	87,894	1.1
One-year LIBOR	6,699,300	76.5	5,778,465	74.8
Six-month certificate of deposit	1,177	0.0	1,339	0.0
Six-month constant maturity treasury	360	0.0	497	0.0
One-year constant maturity treasury	329,685	3.8	386,332	5.0
Cost of Funds Index	24,968	0.3	29,167	0.4
15-year fixed-rate	1,121,500	12.8	795,687	10.3
30-year fixed-rate	508,429	5.8	651,090	8.4

Total Agency MBS:	$8,761,894	100.0%	$7,734,658	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 6 to the accompanying audited financial statements.

The weighted average coupon and average amortized costs of our Agency MBS at December 31, 2011 and December 31, 2010 were as follows:

	December 31, 2011	December 31, 2010
Weighted Average Coupon:
Adjustable-rate	3.27%	3.77%
Hybrid adjustable-rate	3.22	3.83
15-year fixed-rate	3.66	3.68
30-year fixed-rate	5.55	5.56
CMOs	1.09	1.07

Total Agency MBS:	3.42%	3.94%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate	102.83%	102.62%
15-year fixed-rate	103.29	103.27
30-year fixed-rate	100.82	100.72

Total Agency MBS:	102.78%	102.53%

Current yield (weighted average coupon divided by average amortized cost)	3.33%	3.84%

Relative to our Agency MBS portfolio at December 31, 2011, the average interest rate on outstanding repurchase agreements was 0.36% and the average days to maturity was 38 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.18% and the weighted average term to next rate adjustment was 436 days. Relative to our Agency MBS portfolio at December 31, 2010, the average interest rate on outstanding repurchase agreements was 0.30% and the average days to maturity was 31 days. After adjusting for interest rate swap transactions, the average interest rate on outstanding repurchase agreements was 1.43% and the weighted average term to next rate adjustment was 418 days.

At December 31, 2011 and December 31, 2010, the unamortized net premium paid for our Agency MBS was approximately $231.5 million and $189 million, respectively.

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

Non-Agency MBS Portfolio

Non-Agency MBS are securities issued by companies that are not government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At December 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $1.6 million of floating-rate CMOs with an average coupon of 0.54%, which were acquired at par value. At December 31, 2010, our Non-Agency MBS portfolio consisted of a fair value of $4.4 million of floating-rate CMOs with an average coupon of 0.51%, which were acquired at par value. At December 31, 2011, the fair value of our Non-Agency MBS portfolio decreased to approximately $1.6 million from a fair value of approximately $4.4 million at December 31, 2010. The decrease was due primarily to principal paydowns of approximately $2.9 million, a decrease in an unrealized gain of approximately $2.1 million, partially offset by recoveries of approximately $2.2 million.

At December 31, 2011, the amortized cost of our Non-Agency MBS was zero. At December 31, 2010, the amortized cost of our Non-Agency MBS was $689 thousand.

At December 31, 2011, the two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at December 31, 2011 and December 31, 2010 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at December 31, 2011 and December 31, 2010. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying audited financial statements.

At December 31, 2011, the fair value of our Non-Agency MBS portfolio was approximately $1.6 million, the principal balance was approximately $22.3 million and the original principal balance was approximately $60 million. At December 31, 2010, the fair value of our Non-Agency MBS portfolio was approximately $4.4 million, the principal balance was approximately $38.23 million and the original principal balance was approximately $60 million.

At December 31, 2011, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.12%, the average securitization principal of Anworth-owned tranches was 12.21% and the average securitization principal senior to Anworth-owned tranches was 87.67%. At December 31, 2010, the average securitization principal subordinate to Anworth-owned tranches was 0.8%, the average securitization principal of Anworth-owned tranches was 16.8% and the average securitization principal senior to Anworth-owned trances was 82.4%.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2011, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in Accounting Standards Classification, or ASC, No. 815-10, with an aggregate notional amount of $3.03 billion and an average maturity of 2.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. At December 31, 2011, there were unrealized losses of approximately $97 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying audited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $7.6 billion at December 31, 2011. As collateral for these repurchase agreements, we have pledged approximately $8.07 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2011 consisted of payments of principal from our Agency MBS portfolio in the amount of $2.24 billion.

For the year ended December 31, 2011, there was a net decrease in cash and cash equivalents of approximately $1.7 million. This consisted of the following components:

•

Net cash used in operating activities for the year ended December 31, 2011 was approximately $169 million. This is comprised primarily of net income of $122.9 million, adding back the following non-cash items: the amortization of premium and discounts of approximately $58.6 million, the amortization of restricted stock of $282 thousand and non-cash incentive compensation of approximately $877 thousand, partially offset by recoveries on Non-Agency MBS of approximately $2.2 million. Net cash used in operating activities also included a decrease in accrued expenses and payable for securities purchased of approximately $343 million, an increase in interest receivable of $988 thousand, an increase in prepaid expenses of approximately $8.7 million, partially offset by an increase in accrued interest payable of approximately $3.5 million;

•

Net cash used in investing activities for the year ended December 31, 2011 was approximately $1.02 billion, which consisted of purchases of Agency MBS of approximately $3.26 billion, partially offset by $2.24 billion from principal payments on Agency MBS and approximately $2.9 million in principal payments on Non-Agency MBS; and

•

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $1.19 billion. This consisted of borrowings on repurchase agreements of approximately $35.77 billion, partially offset by repayments on repurchase agreements of approximately $34.55 billion; net proceeds from common stock issued of approximately $87.3 million and proceeds from Series B Preferred Stock issued of approximately $5.1 million, less dividends paid of $121.2 million on common stock and dividends paid of approximately $5.9 million on preferred stock.

Relative to our Agency MBS portfolio at December 31, 2011, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to three months. At December 31, 2011, we had borrowed funds under repurchase agreements with 21 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2011 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) increased from 6.8x at December 31, 2010 to 7.25x at December 31, 2011.

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

During the year ended December 31, 2011, we raised approximately $47.78 million in capital under our Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the year ended December 31, 2011, we did not issue any shares of Series A Preferred Stock. During the year ended December 31, 2011, we issued an aggregate of 383,409 shares of Series B Preferred Stock at a weighted average price of $25.03 per share, which provided net proceeds to us of approximately $9.46 million.

During the year ended December 31, 2011, we issued an aggregate of 5,101,900 shares of common stock under our amended 2008 Sales Agreement with Cantor Fitzgerald & Co., or Cantor (as described in Note 9 to the accompanying audited financial statements), which provided net proceeds to us of approximately $36.1 million, net of sales commissions less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $696 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. These transactions used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2011, we issued an aggregate of 590,600 shares of common stock under the 2011 Sales Agreement, which provided net proceeds to us of approximately $4.4 million, net of sales commissions less reimbursement of fees. The sales agent received approximately $90 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the year ended December 31, 2011, we did not issue any shares of Series A Preferred Stock under the amended 2008 Sales Agreement or the 2011 Sales Agreement. During the year ended December 31, 2011, we issued an aggregate of 343,409 shares of Series B Preferred Stock under the amended 2008 Sales Agreement and 40,000 shares under the 2011 Sales Agreement, which provided net proceeds to us of approximately $8.42 million and $1.04 million, respectively, net of sales commissions and less reimbursement of fees. Cantor, as sales agent, received an aggregate commission of approximately $127 thousand and $10 thousand, respectively, which represents an average commission of approximately 1.4% on the gross sales price per share. At December 31, 2011, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

Contractual Obligations

The following table represents our contractual obligations at December 31, 2011 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$7,595,000	$7,595,000	$0	$0	$0
Junior subordinated notes(2)	37,380	0	0	0	37,380
Lease commitment	158	158	0	0	0

Total(3):	$7,632,538	$7,595,158	$0	$0	$37,380

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 5 to the accompanying audited financial statements.
(3)	This does not include annual compensation agreements and incentive compensation agreements, which are more fully described in Note 10 to the accompanying audited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2011 was $982.3 million. Common stockholders’ equity was approximately $933.8 million, or a book value of $6.96 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $145.66 million, or 1.70% of the amortized cost of our Agency MBS, at December 31, 2011. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $97 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $1.6 million, constitutes the total “Accumulated other comprehensive income” of approximately $50.2 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying audited financial statements. In preparing these audited financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the audited financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

Our accounting policies are described in Note 1 to the accompanying audited financial statements. Management believes the more significant of our accounting policies are the following:

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

Interest income on our MBS is accrued based on the actual coupon rate and the outstanding principal amounts of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the expected lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments and estimated prepayments based on ASC 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying audited financial statements.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that are highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our balance sheets at their fair value based on values obtained from large financial institutions, who are market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 6 and 12 to the accompanying audited financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our financial statements is contained in Note 1 to the accompanying audited financial statements.

Subsequent Events

We have evaluated subsequent events through February 27, 2012, which is the date that our financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 20, 2012, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 16, 2012 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 30, 2012.

From January 1, 2012 through February 22, 2012, we entered into two new swap agreements with an aggregate notional amount of $100 million and terms of up to five years.

In February 2012, the Company signed a new sublease agreement with PIA that expires on June 30, 2022 for approximately 7,300 sq. ft. at its same location. The base monthly rent is $35,367.80 which shall be increased by 3% per annum beginning on July 1, 2013.

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

At December 31, 2011, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,121,500	12.8%	$0	0.0%
30-year fixed-rate investments	508,429	5.8	0	0.0

Adjustable-Rate Investments/Obligations:
3 months or less	488,771	5.6	7,595,000	100.0
Greater than 3 months and less than 1 year	1,578,023	18.0	0	0.0
Greater than 1 year and less than 2 years	352,885	4.0	0	0.0
Greater than 2 years and less than 3 years	265,832	3.0	0	0.0
Greater than 3 years	4,448,039	50.8	0	0.0

Total:	$8,763,479	100.0%	$7,595,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2010, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$795,687	10.3%	$0	0.0%
30-year fixed-rate investments	651,090	8.4	0	0.0

Adjustable-Rate Investments/Obligations:
3 months or less	441,146	5.7	6,375,000	100.0
Greater than 3 months and less than 1 year	1,278,847	16.5	0	0.0
Greater than 1 year and less than 2 years	880,765	11.4	0	0.0
Greater than 2 years and less than 3 years	503,878	6.5	0	0.0
Greater than 3 years	3,187,639	41.2	0	0.0

Total:	$7,739,052	100.0%	$6,375,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2011, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 436 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the year ended December 31, 2011, there were continuing liquidity and credit concerns surrounding the mortgage markets and the general economy. While the U.S. government and other governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the August 2011 debt ceiling agreement and to reduce its budget deficits and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agencies debt. As a result, there continues to concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2011, we had unrestricted cash of $8.9 million and $626 million in unpledged Agency MBS and Non-Agency MBS (not including approximately $21 million in Agency MBS acquired for future settlement) available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

General

Many assumptions are made to present the information in the tables below and, as such, there can be no assurance that assumed events will occur, or that other events that could affect the outcomes will not occur; therefore, the tables below and all related disclosures constitute forward-looking statements.

The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our portfolio of mortgage-related assets for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates and the yield spread of mortgage-related assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2011, and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–108%	–2.5%
–1%	–67%	–1.0%
0%	0%	0%
1%	–12%	–1.2%
2%	–42%	–3.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of December 31, 2011, the aggregate notional amount of the interest rate swap agreements was $3.03 billion and the weighted average maturity was 2.9 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–29%	–0.5%
–1%	12%	0.0%
0%	0%	0%
1%	15%	–2.2%
2%	–47%	–5.4%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2011, Anworth’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, McGladrey & Pullen, LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 70 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Anworth Mortgage Asset Corporation as of December 31, 2011 and 2010 and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 27, 2012 expressed an unqualified opinion.

McGladrey & Pullen, LLP

Irvine, California

February 27, 2012

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2012.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, McGladrey & Pullen, LLP;

•	Balance Sheets as of December 31, 2011 and December 31, 2010;

•	Statements of Income: For the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009;

•	Statements of Stockholders’ Equity: For the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009;

•	Statements of Cash Flows: For the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009;

•	Statements of Comprehensive Income: For the Years Ended December 31, 2011, December 31, 2010 and December 31, 2009; and

•	Notes to Financial Statements.

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

DATED: February 27, 2012	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2012

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2012

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	February 27, 2012

/s/ LEE A. AULT, III Lee A. Ault, III	Director	February 27, 2012

/s/ CHARLES H. BLACK Charles H. Black	Director	February 27, 2012

/s/ JOE E. DAVIS Joe E. Davis	Director	February 27, 2012

/s/ ROBERT C. DAVIS Robert C. Davis	Director	February 27, 2012

ANWORTH MORTGAGE ASSET CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying balance sheets of Anworth Mortgage Asset Corporation (the Company) as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey & Pullen, LLP

Irvine, California

February 27, 2012

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,068,829	$6,762,763
Agency MBS at fair value	644,694	957,316
Paydowns receivable	48,371	14,579

	8,761,894	7,734,658
Non-Agency MBS:
Non-Agency MBS at fair value	1,585	4,394
Cash and cash equivalents	8,877	10,621
Interest and dividends receivable	28,085	27,097
Derivative instruments at fair value	0	8,828
Prepaid expenses and other	13,328	4,617

Total Assets:	$8,813,769	$7,790,215

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$23,788	$20,585
Repurchase agreements	7,595,000	6,375,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	96,808	70,557
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	450	430
Dividends payable on common stock	28,083	26,574
Payable for securities purchased	20,679	363,820
Accrued expenses and other	1,044	947

Total Liabilities:	$7,804,243	$6,896,304

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($28,789 and $27,525, respectively); 1,152 and 1,101 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	$27,239	$25,630

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 134,115 and 120,901 issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,341	1,209
Additional paid-in capital	1,145,733	1,053,959
Accumulated other comprehensive income consisting of unrealized losses and gains	50,223	22,444
Accumulated deficit	(260,407)	(254,728)

Total Stockholders’ Equity:	$982,287	$868,281

Total Liabilities and Stockholders’ Equity:	$8,813,769	$7,790,215

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2011	2010	2009
Interest income:			.
Interest on Agency MBS	$223,981	$219,531	$261,625
Interest on Non-Agency MBS	149	209	255
Other income	50	63	149

	224,180	219,803	262,029

Interest expense:
Interest expense on repurchase agreements	87,975	94,536	114,158
Interest expense on junior subordinated notes	1,290	1,294	1,549

	89,265	95,830	115,707

Net interest income	134,915	123,973	146,322

Net gain on derivative instruments	0	0	107
Recovery on Non-Agency MBS	2,225	270	0
Expenses:
Compensation, incentive compensation and benefits	(10,979)	(10,070)	(11,868)
Write-down of Lehman receivable	0	(674)	(962)
Other expenses	(3,285)	(3,000)	(3,365)

Total expenses	(14,264)	(13,744)	(16,195)

Net income	$122,876	$110,499	$130,234

Dividend on Series A Cumulative Preferred Stock	(4,044)	(4,044)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,841)	(1,720)	(1,862)

Net income to common stockholders	$116,991	$104,735	$124,328

Basic earnings per common share	$0.91	$0.89	$1.18
Diluted earnings per common share	$0.90	$0.87	$1.16
Basic weighted average number of shares outstanding	128,601	118,164	105,413
Diluted weighted average number of shares outstanding	132,759	121,919	108,905

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Comp. Income	Total
Balance, December 31, 2008	1,876	90,462	$45,397	$905	$851,588	$37,850	$0	$(139,790)	$(239,746)		$556,204

Issuance of common stock		25,101		251	164,951						165,202
Other comprehensive income, fair value adjustments and reclassifications						127,400	492	58,307		186,199	186,199
Net income									130,234	130,234	130,234

Comprehensive loss										$316,433

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.562500 per Series B preferred share									(1,862)		(1,862)
Dividend declared—$1.18 per common share									(128,707)		(128,707)

Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)		$903,508

Issuance of common stock		9,062		90	61,378						61,468
Redemption of treasury stock		(3,724)		(37)	(24,522)						(24,559)
Other comprehensive income, fair value adjustments and reclassifications						(84,305)	3,213	19,277		(61,815)	(61,815)
Net income									110,499	110,499	110,499

Comprehensive income										$48,684

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,720)		(1,720)
Dividend declared—$0.97 per common share									(115,338)		(115,338)

Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)		$868,281

Issuance of common stock		14,048		140	96,753						96,893
Redemption of treasury stock		(834)		(8)	(5,261)						(5,269)
Other comprehensive income, fair value adjustments and reclassifications						64,718	(2,120)	(34,819)		27,779	27,779
Net income									122,876	122,876	122,876

Comprehensive income										$150,655

Amortization of restricted stock					282						282
Dividend declared—$2.156252 per Series A preferred share									(4,044)		(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,842)		(1,842)
Dividend declared—$0.94 per common share									(122,669)		(122,669)

Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	$1,585	$(97,025)	$(260,407)		$982,287

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities:
Net income	$122,876	$110,499	$130,234
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	58,552	50,383	23,849
Write-down of Lehman receivable	0	674	962
(Gain) on derivative instruments	0	0	(107)
Amortization of restricted stock	282	282	282
Non-cash incentive compensation	877	762	1,315
Recovery on Non-Agency MBS	(2,225)	(270)	0
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(988)	1,721	(2,737)
(Increase) in prepaid expenses and other	(8,711)	(1,874)	(64)
Increase (decrease) in accrued interest payable	3,462	2	(4,857)
(Decrease) increase in accrued expenses and payable for securities purchased	(343,044)	301,207	62,884

Net cash (used in) provided by operating activities	(168,919)	$463,386	$211,761

Investing Activities:
Available-for-sale Agency MBS:
Purchases	(3,257,740)	$(4,035,576)	$(2,165,101)
Principal payments	2,236,670	2,652,029	1,090,292
Available-for-sale Non-Agency MBS:
Principal payments	2,913	3,832	3,087

Net cash (used in) investing activities	(1,018,157)	$(1,379,715)	$(1,071,722)

Financing Activities:
Borrowings from repurchase agreements	$35,770,255	$29,235,900	$29,173,931
Repayments on repurchase agreements	(34,550,255)	(28,219,900)	(28,479,931)
Proceeds from common stock issued, net	87,292	35,975	160,598
Proceeds on Series B Preferred Stock issued	5,064	0	996
Series A Preferred stock dividends paid	(4,044)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,821)	(1,724)	(1,900)
Common stock dividends paid	(121,159)	(121,069)	(119,847)

Net cash provided by financing activities	$1,185,332	$925,138	$729,803

Net (decrease) increase in cash and cash equivalents	(1,744)	$8,809	$(130,158)
Cash and cash equivalents at beginning of period	10,621	1,812	131,970

Cash and cash equivalents at end of period	$8,877	$10,621	$1,812

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$85,803	$95,828	$120,563

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2011	2010	2009
Net income	$122,876	$110,499	$130,234

Available-for-sale Agency MBS, fair value adjustment	64,718	(84,305)	127,400
Available-for-sale Non-Agency MBS, fair value adjustment	105	3,483	492
(Recovery) on Non-Agency MBS	(2,225)	(270)	0
Unrealized (losses) on cash flow hedges	(103,164)	(60,688)	(24,012)
Reclassification adjustment for (gains) on derivative instruments	0	0	(107)
Reclassification adjustment for interest expense included in net income	68,345	79,965	82,426

	27,779	(61,815)	186,199

Comprehensive income	$150,655	$48,684	$316,433

See accompanying notes to financial statements.

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

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 3, 2012), between the Company and Anworth Management, LLC, or the Manager, and the externalization of the Company’s management function, or the Externalization. We entered into the Management Agreement effective as of December 31, 2011. After the effective date, our day-to-day operations are being conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. During the latter half of 2011, Belvedere Trust Mortgage Corporation and its subsidiaries (previously shown as “discontinued operations” in 2007 and 2008) were dissolved and are no longer consolidated in our financial statements.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other income” on our statements of income. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2011 and December 31, 2010, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$832,151	$(3,358)	304	$589,363	$(9,544)	348	$1,421,514	$(12,902)

December 31, 2010

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	115	$2,818,632	$(37,912)	313	$250,040	$(6,498)	428	$3,068,672	$(44,410)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2011.

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

On the date we enter into a derivative contract, we designate the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affects income (e.g., when periodic settlement interest payments are due on repurchase agreements). The swap agreements are carried on our balance sheets at their fair value, based on values obtained from large financial institutions who are market makers for these types of instruments. Hedge ineffectiveness, if any, is recorded in current-period income.

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

Credit Risk

At December 31, 2011, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded both U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what affect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2012 relative to any tax positions taken prior to January 1, 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2011. Through 2011, we filed both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2006 and 2005, respectively. During the latter half of 2011, Belvedere Trust Mortgage Corporation and its subsidiaries were dissolved and, accordingly, after the 2011 tax year, we will no longer file taxable REIT subsidiary income tax returns.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our balance sheets using the guidance in ASC 480-10-S99. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified the Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in the Series B Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

Stock-Based Compensation

In accordance with ASC 718-10, any compensation cost relating to share-based payment transactions is recognized in the financial statements.

Restricted stock is expensed over the vesting period (see Note 11).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

The computation of EPS for the years ended December 31, 2011, 2010 and 2009 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2011
Basic EPS	$116,991	128,601	$0.91
Effect of dilutive securities	1,841	4,158	(0.01)

Diluted EPS	$118,832	132,759	$0.90

For the year ended December 31, 2010
Basic EPS	$104,735	118,164	$0.89
Effect of dilutive securities	1,720	3,755	(0.02)

Diluted EPS	$106,455	121,919	$0.87

For the year ended December 31, 2009
Basic EPS	$124,328	105,413	$1.18
Effect of dilutive securities	1,862	3,492	(0.02)

Diluted EPS	$126,190	108,905	$1.16

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update, or ASU, 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” One of the relevant considerations for assessing effective control was the transferor’s ability to repurchase or redeem financial assets before maturity. Under this criterion, an entity must consider whether there is an exchange of collateral in sufficient amount so as to reasonably assure the arrangement’s completion on substantially the agreed terms. In this ASU, the FASB determined that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control and removed this criterion from the consideration of effective control. The FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. This ASU becomes effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 supersedes most of the guidance in Accounting Standards Codification Topic 820 (formerly FASB Statement No. 157), although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. Additionally, this ASU will require disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy; disclosure when the highest and best use of a non-financial asset differs from its current use; disclosure of fair value by level for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed; and disclosure of information about measurement uncertainty in the form of a sensitivity analysis for recurring fair value measurements categorized in Level 3 of the fair value hierarchy unless another Codification topic specifies that such disclosure is not required, This ASU becomes effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 will supersede some of the guidance in Accounting Standards Codification Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (1) A single statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; (2) In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The option in current GAAP that permits the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU becomes effective for our financial statements beginning with the first quarter of 2012. We do not believe that this ASU will have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This requires the disclosure in tabular format in a footnote of the gross amounts subject to rights of set-off, the gross amounts of any set-off and the net amounts shown on the balance sheet. This also requires the disclosure of any agreements subject to such netting arrangements. This will affect all financial instruments such as securities lending agreements, repo agreements, reverse repo agreements, and derivatives instruments. As there are difference in the offsetting requirements in GAAP and International Financial Reporting Standards (IFRS), the objective of this disclosure is to facilitate comparison between companies that prepare their financial statements according to those different reporting requirements. As the disclosures are effective for annual periods beginning on or after January 1, 2013 and for all interim periods within those annual periods, this will become effective for our financial statements beginning with the quarter ending March 31, 2013. We do not believe that this ASU will have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. Among the provisions in ASU 2011-05 was a requirement to present reclassification adjustments out of accumulated other comprehensive income (AOCI) by components in both the statement in which net income is presented and the statement in which other comprehensive income (OCI) is presented (for both interim and annual financial statements). This requirement was indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a later date. ASU 2011-12 does not defer the other requirements of ASU 2011-05. ASU 2011-12 will have the same effective date as ASU 2011-5. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2.    REVERSE REPURCHASE AGREEMENTS

At December 31, 2011, we did not have any reverse repurchase agreements outstanding. During the year ended December 31, 2011, the maximum amount of reverse repurchase agreements outstanding was $70 million and the average daily amount outstanding was $5.4 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2010, there were no reverse repurchase agreements outstanding.

NOTE 3.    MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2011 and December 31, 2010, which are carried at their fair value (amounts in thousands):

December 31, 2011

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$17,392	$2,645,045	$5,905,423	$8,567,860
Paydowns receivable	0	48,371	0	48,371
Unrealized gains	2	48,740	109,823	158,565
Unrealized losses	(293)	(6,314)	(6,295)	(12,902)

Fair value	$17,101	$2,735,842	$6,008,951	$8,761,894

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$2,010,934	$4,976,389	$1,106,919	$470,493	$3,125	$8,567,860
Paydowns receivable	4,927	43,444	0	0	0	48,371
Unrealized gains	51,030	54,574	15,017	37,939	5	158,565
Unrealized losses	(4,812)	(7,651)	(436)	(3)	0	(12,902)

Fair value	$2,062,079	$5,066,756	$1,121,500	$508,429	$3,130	$8,761,894

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	1,585

Fair value	$1,585

At December 31, 2011, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.54%, which were acquired at par value.

During the year ended December 31, 2011, the fair value of our Non-Agency MBS portfolio declined to approximately $1.6 million at December 31, 2011 from a fair value of approximately $4.4 million at December 31, 2010. The detail of this decline is shown in Note 6.

At December 31, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At December 31, 2010, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated CC by Standard & Poor’s.

NOTE 4.    REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At December 31, 2011 and December 31, 2010, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	December 31, 2011		December 31, 2010
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,630,000	0.33	3,730,000	0.30
30 days to 90 days	3,965,000	0.38	2,645,000	0.30
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,595,000	0.36%	$6,375,000	0.30%

Weighted average maturity	38 days		31 days
Weighted average term to maturity (after accounting for swap agreements)	436 days		418 days
Weighted average borrowing rate (after accounting for swap agreements)	1.18%		1.43%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,068,829		$6,762,763

NOTE 5.    JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payment was made on June 30, 2005. Both the notes and the trust preferred securities will mature in 2035 and are currently redeemable, in whole or in part, without penalty. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payment after September 30, 2005. As of the date of this filing, we have not redeemed any of these notes or trust preferred securities.

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2011 and December 31, 2010, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At December 31, 2011 and December 31, 2010, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at December 31, 2011 and December 31, 2010 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at December 31, 2011 and December 31, 2010.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At December 31, 2011, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$8,761,894	$0	$8,761,894
Non-Agency MBS(2)	0	0	1,585	1,585
Liabilities:
Derivative instruments(3)	$0	$96,808	$0	$96,808

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the audited financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3 in the audited financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the audited financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our audited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2011 and December 31, 2010, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2010	$4,394
Principal paydowns	(2,913)
Recoveries	2,225
Decrease in unrealized gains	(2,121)

Balance at December 31, 2011	$1,585

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

Total capital loss carryforwards available to offset future capital gains on our federal REIT return are $90.4 million. They expire in 2012. Income tax expense (benefit) for the years ended December 31, 2011, 2010 and 2009 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2011 and December 31, 2010, there were no significant deferred tax assets and deferred tax liabilities.

The table below presents tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2011:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2011 Total Distribution Per Share	2011 Ordinary Income	2011 Return of Capital	Long-Term Capital Gains
01/20/11	03/31/11	04/15/11	$0.539063	$0.539063	$0	$0
04/13/11	06/30/11	07/15/11	$0.539063	$0.539063	$0	$0
07/21/11	09/30/11	10/17/11	$0.539063	$0.539063	$0	$0
11/17/11	12/30/11	01/17/12	$0.539063	$0.539063	$0	$0

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2011 Total Distribution Per Share	2011 Ordinary Income	2011 Return of Capital	Long-Term Capital Gains
01/20/11	03/31/11	04/15/11	$0.390625	$0.390625	$0	$0
04/13/11	06/30/11	07/15/11	$0.390625	$0.390625	$0	$0
07/21/11	09/30/11	10/17/11	$0.390625	$0.390625	$0	$0
11/17/11	12/30/11	01/17/12	$0.390625	$0.390625	$0	$0

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2011 Total Distribution Per Share	2011 Ordinary Income	2011 Return of Capital	Long-Term Capital Gains
03/31/11	04/11/11	04/27/11	$0.25	$0.250000	$0	$0
06/30/11	07/11/11	07/27/11	$0.25	$0.250000	$0	$0
09/30/11	10/13/11	10/27/11	$0.23	$0.230000	$0	$0
12/15/11	12/27/11	01/27/12	$0.21	$0.210000	$0	$0

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2011, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the year ended December 31, 2011, there were 14 transactions to convert an aggregate of 332,847 shares of Series B Preferred Stock into an aggregate of 1,154,467 shares of our common stock at a weighted average conversion rate of 3.4685. During the year ended December 31, 2011, we issued an aggregate of 383,409 shares of Series B Preferred Stock, which provided net proceeds to us of approximately $9.4 million.

NOTE 9.    PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2011, our authorized capital included 200 million shares of common stock, of which 134.1 million shares were issued and outstanding.

At December 31, 2011, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors.

On May 14, 2008, we entered into a Controlled Equity Offering Sales Agreement, or the 2008 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, which was amended by Amendment No. 1 to Sales Agreement on February 8, 2011. On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2011, we issued an aggregate of 5,101,900 shares of our common stock under the amended 2008 Sales Agreement at a price of $7.20 per share, which provided net proceeds to us of approximately $36.1 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received approximately $696 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. These transactions used the remaining number of common shares available under the amended 2008 Sales Agreement, at which point it expired. All future sales of our common stock, Series A Preferred Stock and Series B Preferred Stock will be issued under the 2011 Sales Agreement. During the year ended December 31, 2011, we issued an aggregate of 590,600 shares of common stock under the 2011 Sales Agreement, which provided net proceeds to us of approximately $4.4 million, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received approximately $90 thousand, which represents an average commission of approximately 2.0% on the gross sales price per share. During the year ended December 31, 2011, we did not issue any shares of Series A Preferred Stock under the amended 2008 Sales Agreement or the 2011 Sales Agreement. During the year ended December 31, 2011, we issued an aggregate of 343,409 shares of Series B Preferred Stock under the amended 2008 Sales Agreement and 40,000 shares of Series B Preferred Stock under the 2011 Sales Agreement, which provided net proceeds to us of approximately $8.4 million and $1 million, respectively, net of sales commissions less reimbursement of fees. Cantor, as the sales agent, received approximately $127 thousand and $10 thousand, respectively, which represents an average commission of approximately 1.43% on the gross sales price per share. At December 31, 2011, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program, permitting us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable U.S. Securities and Exchange Commission rules. From October 3, 2011 through December 31, 2011, we had repurchased an aggregate of 834,075 shares at a weighted average price of $6.30 per share under this program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3ASR with the SEC, offering up to 20 million shares of our common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the year ended December 31, 2011, we issued approximately 7.062 million shares of common stock under the 2009 Plan, resulting in proceeds to us of approximately $47.78 million. At December 31, 2011, there were approximately 4 million shares remaining under the 2009 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and, on February 26, 2010, we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At December 31, 2011, approximately $547.5 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2.82 million shares of common stock under the plan. This amount includes 1.015 million shares of unexercised stock options and restricted stock.

NOTE 10.    TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager. Pursuant to the Management Agreement, we externalized our management function, effective as of December 31, 2011, after which we became an externally-managed REIT. Our day-to-day operations are being conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives (discussed later in this Note 10) were terminated, and we now operate as an entity with officers and directors, but without employees. In addition, we also terminated our 2002 Incentive Compensation Plan, or the 2002 Incentive Plan (discussed later in this Note 10), as of such date. Our employees became employees of the Manager, and we took such other actions as were reasonably necessary to implement the Management Agreement and to externalize our management function, or the Externalization.

Our officers and employees have previously been granted restricted stock and other equity incentive awards (see Note 11), including dividend equivalent rights, in connection with their service to us, and certain of our employees have agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 10). In connection with the Externalization, the agreements under which our officers and employees have been granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our officers and employees after they become officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

We lease office space from Pacific Income Advisers, Inc., or PIA, and pay rent at an annual rate equal to PIA’s obligation (discussed later in this Note 10). Under an administrative service agreement, PIA provides various administrative services and equipment to us for an annual fee paid quarterly in arrears (discussed later in this Note 10). We will continue to pay for both of these obligations.

Anworth 2002 Incentive Compensation Plan

Under the 2002 Incentive Plan, Mr. Lloyd McAdams, our Chief Executive Officer, Mr. Joseph E. McAdams, our Chief Investment Officer, Ms. Heather U. Baines, our Executive Vice President, and other executives had the opportunity to earn incentive compensation during each fiscal quarter. The 2002 Incentive Plan required that we pay all amounts earned thereunder each quarter (subject to offset for accrued negative incentive compensation), and we were required to pay a percentage of such amounts to certain of our executives pursuant to the terms of their employment agreements. The 2002 Incentive Plan was tied directly to our performance and was designed to incentivize key employees to maximize return on equity. The total aggregate amount of compensation that has been earned quarterly by all participants under the plan equaled a percentage of net income, before incentive compensation, in excess of the amount that would have produced an annualized return on average net worth equal to the ten-year U.S. Treasury Rate plus 1%, or the Threshold Return. At December 31, 2011, the Threshold Return was 3.05%.

The 2002 Incentive Plan contained a “high water-mark” provision requiring that in any fiscal quarter in which net income is an amount less than the amount necessary to earn the Threshold Return, the Company would calculate negative incentive compensation for that fiscal quarter which was carried forward to offset future incentive compensation earned under the 2002 Incentive Plan with respect to participants who were participants during the fiscal quarter(s) in which negative incentive compensation was generated. At December 31, 2011, the negative incentive compensation accrual carry forward had been reduced to zero from a negative $6.4 million at December 31, 2010.

During the years ended December 31, 2011 and December 31, 2010, eligible employees under the 2002 Incentive Plan did not earn any incentive compensation due to the negative incentive carry forward under the Plan.

Following our entry into the Management Agreement as of December 31, 2011 and in connection with the Externalization, we terminated the 2002 Incentive Plan as of December 31, 2011.

Employment Agreements

Pursuant to the terms of their employment agreements, during 2011, Mr. Lloyd McAdams received an annual base salary of approximately $945 thousand, Mr. Joseph E. McAdams received an annual base salary of approximately $715 thousand and Ms. Heather U. Baines received an annual base salary of $62 thousand.

Under the terms of the employment agreements, a long-term equity incentive structure was established for Messrs. Lloyd McAdams and Joseph E. McAdams. They were eligible to participate in a performance-based bonus pool that was funded based on the Company’s return on average equity, or ROAE. ROAE was calculated as the twelve-month GAAP net income available to common stockholders, excluding the effect of depreciation, preferred stock dividends, gains/losses on asset sales and impairment charges, divided by the average stockholder equity less goodwill and preferred stockholder equity. The Compensation Committee of our board of directors, or the Compensation Committee, evaluated various measures and factors of performance in developing this structure and, in its view, ROAE was determined to be the single best indicator of our overall performance and therefore of value creation for our stockholders. This is in part due to the fact that ROAE is a metric of our performance that has been calculated and reported on a consistent basis since our inception in 1998.

As structured by the Compensation Committee, the aggregate amount of this performance-based bonus pool that was available for distribution ranged annually based upon our ROAE in accordance with the following:

•	if our ROAE was 0% or less, no performance-based bonus was paid.

•	if our ROAE was greater than 0% but less than 8%, a bonus pool of up to $500 thousand was available in the aggregate.

•

if our ROAE was 8% or greater, then the bonus pool available to be paid to both executives in the aggregate equaled $500 thousand plus 10% of the first $5 million of excess return and 6% of the amount of the excess return greater than $5 million.

In order to further align the performance of Messrs. Lloyd McAdams and Joseph E. McAdams with our long-term financial success and the creation of stockholder value, the Compensation Committee also determined that with respect to 2008 and each year thereafter, 25% of the annual performance-based bonus amount allocated for distribution to an executive over $100 thousand was to be paid in shares of our common stock. In addition, neither executive was permitted to sell or otherwise transfer these shares during the executive’s employment with us until the value of his respective stock holdings in the Company exceeds a seven and one-half times multiple of his base compensation and, once this threshold is met, only to the extent that the value of such holdings exceeds that multiple. For the year ended December 31, 2011, the Compensation Committee approved, and the Company issued, an aggregate of 139,620 shares of common stock at the closing price of $6.28 on December 30, 2011 to Messrs. Lloyd McAdams and Joseph E. McAdams in accordance with the terms of their employment agreements. The total incentive compensation paid to these executives for the years ended December 31, 2011 and December 31, 2010 (including the stock issuance) was approximately $3.51 million and $3.05 million, respectively (not including the discretionary incentive compensation as shown below).

The Compensation Committee, in its discretion, was able to provide additional compensation to each of Messrs. Lloyd McAdams and Joseph E. McAdams beyond the annual performance-based bonus awards earned under the incentive compensation structure in their employment agreements. This additional compensation was provided in consideration of the Company’s execution of our business and strategic plans. During the years ended December 31, 2011 and December 31, 2010, we paid these executives additional compensation of approximately $1.68 million and $1.55 million, respectively.

Following our entry into the Management Agreement as of December 31, 2011 and in connection with the Externalization, the employment agreements of our executives were terminated. Although they are now employees of the Manager, Mr. Lloyd McAdams still serves as Anworth’s President, Chairman and Chief Executive Officer. Mr. Joseph E. McAdams still serves as Anworth’s Chief Investment Officer and as a Director.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Mr. Thad M. Brown, our Chief Financial Officer, Mr. Charles J. Siegel, our Senior Vice President-Finance, Ms. Bistra Pashamova, our Senior Vice President and Portfolio Manager, and Mr. Evangelos Karagiannis, our Vice President and Portfolio Manager, as well as certain of our other officers. The Change in Control and Arbitration Agreements grant these officers, in the event that a change in control occurs (as defined therein), a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, and plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Following our entry into the Management Agreement as of December 31, 2011 and in connection with the Externalization, we amended the existing Change in Control and Arbitration Agreements to provide that these amended Change in Control and Arbitration Agreements with these officers will be on substantially similar terms, and to provide that should a Change in Control (as defined in the amended Change in Control and Arbitration Agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $57.46 per square foot. The sublease runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2011, we paid $326 thousand in rent and other operating expenses to PIA under the sublease, which is included in “Other expenses” on the statements of income. During the years ended December 31, 2010 and 2009, we paid $326 thousand and $331 thousand, respectively, in rent and related expenses to PIA under this sublease.

At December 31, 2011, the future minimum lease commitment was as follows (in whole dollars):

Year	2012	Total Commitment
Commitment	$158,012	$158,012

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the statements of income are fees of $199 thousand paid to PIA in connection with this agreement during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, we paid fees of $262 thousand and $298 thousand, respectively, to PIA in connection with this agreement.

Deferred Compensation Plan

On January 15, 2003, we adopted the Anworth Mortgage Asset Corporation Deferred Compensation Plan, or the Deferred Compensation Plan. We amended the plan effective January 1, 2005 to comply with Section 409A of the Code enacted as part of the American Jobs Creation Act of 2004. The Deferred Compensation Plan permitted our eligible officers to defer the payment of all or a portion of their cash compensation that otherwise would have been in excess of the $1 million annual limitation on deductible compensation imposed by Section 162(m) of the Code (based on the officers’ compensation and benefit elections made prior to January 1 of the calendar year in which the compensation would have been deferred). Under this limitation, compensation paid to our Chief Executive Officer and our four other highest paid officers was not deductible by us for income tax purposes to the extent the amount paid to any such officer exceeded $1 million in any calendar year, unless such compensation qualified as performance-based compensation under Section 162(m). Each eligible officer became a participant in the Deferred Compensation Plan by making a written election to defer the payment of cash compensation. For the year ended December 31, 2011, none of the participants of the Deferred Compensation Plan elected to defer any compensation.

On December 31, 2011, we terminated the Deferred Compensation Plan in connection with the Externalization and, in accordance with the terms of the Deferred Compensation Plan, the Board of Directors approved and authorized the distribution due to Mr. Lloyd McAdams of $472,324, and such amount was paid in full on January 30, 2012.

NOTE 11.    EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights (DERs), phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2011, 676,414 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	621,100	$12.480	840,325	$12.392	1,184,969	$12.397
Granted	0	0	0	0	0	0
Exercised	(260)	6.700	0	0	(2,644)	4.350
Surrendered(1)	0	0	219,225	12.143	0	0
Expired	(28,360)	11.400	0	0	(342,000)	12.470

Outstanding, end of year	592,480	$12.535	621,100	$12.480	840,325	$12.392

Weighted average fair value of options expired during the year		$11.400		$0		$12.470
Options exercisable at year-end	592,480		621,100		840,325

(1)	On December 27, 2010, Mr. Lloyd McAdams willfully surrendered an aggregate of 219,225 stock options with a weighted average exercise price of $12.143.

The aggregate intrinsic value of options exercised during 2011 and 2010 and those outstanding at December 31, 2011 and December 31, 2010 are immaterial.

The following table summarizes information about stock options outstanding at December 31, 2011:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$ 9.45	97,780	0.1
$11.20	164,000	0.8
$11.25	10,000	0.8
$13.80	315,700	1.3
$ 9.72	5,000	3.6

	592,480

The following table summarizes information about restricted stock transactions during the year ended December 31, 2011:

Grant Date Fair Value	Unvested Shares at December 31, 2009	Restricted Shares Granted	Shares Vested in 2010	Shares Forfeited	Unvested Shares at December 31, 2010	Weighted Average Remaining Contractual Life (Years)
$4.24	77,733	0	15,542	0	62,191	3.8
$5.93	197,362	0	0	0	197,362	4.8

	275,095	0	15,542	0	259,553	4.6

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various employees under our 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers and employees under our 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares were to vest in equal annual installments over the next three years provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured from the effective date of the grant to each of the next three anniversary dates. As the annually compounded rate of return did not exceed 12%, the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 4.6 years and the remaining amount to be recognized is approximately $0.9 million. During the years ended December 31, 2011 and December 31, 2010, we expensed approximately $202 thousand and $202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to 2011, an aggregate of 582 thousand DERs under the 2007 Dividend Equivalent Rights Plan had been issued to our employees and officers. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2011 and December 31, 2010, we paid or accrued $547 thousand and $513 thousand, respectively, as compensation expense related to these grants.

Our officers and employees have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the externalization, the agreements under which our officers and employees have been granted equity awards were modified so that such agreements will continue with respect to our officers and employees after they became officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the externalization of our Manager as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 DER Plan and were reissued under the 2004 Equity Compensation Plan under the same amounts, terms and conditions.

NOTE 12.    HEDGING INSTRUMENTS

At December 31, 2011, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.03 billion and a weighted average maturity of 2.9 years. During the year ended December 31, 2011, six swap agreements with an aggregate notional amount of $475 million matured. During the year ended December 31, 2011, we entered into fourteen new swap agreements with an aggregate notional amount of $845 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 1.107% to 5.494%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2011 and December 31, 2010, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term in months:

	December 31, 2011			December 31, 2010
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$520,000	3.92%	5	$475,000	4.36%	4
1 year to 2 years	375,000	3.32	14	520,000	3.92	17
2 years to 3 years	410,000	2.07	28	375,000	3.32	26
3 years to 4 years	680,000	2.07	42	410,000	2.07	40
Over 4 years	1,045,000	1.98	54	880,000	2.07	56

	$3,030,000	2.51%	34	$2,660,000	3.02%	33

Swap Agreements by Counterparty

	December 31, 2011	December 31, 2010
	(in thousands)
Deutsche Bank Securities	$700,000	$725,000
JPMorgan Securities	500,000	0
RBS Greenwich Capital	485,000	390,000
Nomura Securities International	450,000	400,000
Credit Suisse	395,000	545,000
Citigroup	200,000	300,000
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	50,000

	$3,030,000	$2,660,000

For the year ended December 31, 2011, there was an increase in unrealized losses of $34.8 million, from $62.2 million in unrealized losses at December 31, 2010 to $97 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized losses on cash flow hedges of $103.2 million and a reclassification adjustment for interest expense included in net income of $68.4 million).

At December 31, 2011, we had liability derivatives (shown on our audited balance sheets) of $96.8 million.

During the year ended December 31, 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the year ended December 31, 2011, the amount amortized into interest expense was approximately $259 thousand and the remaining amount at December 31, 2011 to be amortized was approximately $249 thousand.

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

NOTE 14.    OTHER EXPENSES

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Legal and accounting fees	$608	$539	$710
Printing and stockholder communications	219	152	124
Directors and Officers insurance	431	435	457
Software implementation and maintenance	258	276	228
Administrative service fees	199	262	298
Rent	326	326	331
Stock exchange and filing fees	192	230	201
Custodian fees	131	131	163
Sarbanes-Oxley consulting fees	113	85	108
Board of directors fees and expenses	334	305	303
Securities data services	110	108	107
Refund of previous Belvedere Trust expenses	0	(170)	0
Other	364	321	335

Total of other expenses:	$3,285	$3,000	$3,365

NOTE 15.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2011 and December 31, 2010. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2011 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$56,901	$58,978	$54,435	$53,667
Interest on Non-Agency MBS	45	39	33	32
Other income	11	11	14	14

	56,957	59,028	54,482	53,713

Interest expense:
Interest expense on repurchase agreements	22,112	22,726	21,010	22,127
Interest expense on junior subordinated notes	319	321	320	330

	22,431	23,047	21,330	22,457

Net interest income	34,526	35,981	33,152	31,256

Recovery on Non-Agency MBS	218	678	830	499
Expenses	(3,584)	(3,881)	(3,433)	(3,366)

Net income	31,160	32,778	30,549	28,389

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(492)	(450)	(450)	(449)

Net income to common stockholders	$29,657	$31,317	$29,088	$26,929

Basic earnings per common share	$0.24	$0.25	$0.22	$0.20
Diluted earnings per common share	$0.24	$0.24	$0.22	$0.20
Basic weighted average number of shares outstanding	121,914	127,029	131,886	133,412
Diluted weighted average number of shares outstanding	126,205	131,402	136,099	137,625

For the year ended December 31, 2010 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$61,151	$54,340	$50,174	$53,866
Interest on Non-Agency MBS	48	60	53	48
Other income	9	19	19	16

	61,208	54,419	50,246	53,930

Interest expense:
Interest expense on repurchase agreements	23,699	24,264	22,612	23,961
Interest expense on junior subordinated notes	305	322	340	327

	24,004	24,586	22,952	24,288

Net interest income	37,204	29,833	27,294	29,642

Recovery on Non-Agency MBS	0	0	0	270
Write-down of Lehman receivable	0	(674)	0	0
Expenses	(3,955)	(3,348)	(2,955)	(2,812)

Net income	33,249	25,811	24,339	27,100
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(430)	(430)	(430)	(430)

Net income to common stockholders	$31,808	$24,370	$22,898	$25,659

Basic earnings per common share	$0.27	$0.21	$0.19	$0.21
Diluted earnings per common share	$0.27	$0.21	$0.19	$0.21
Basic weighted average number of shares outstanding	116,755	117,541	117,923	120,394
Diluted weighted average number of shares outstanding	120,316	121,101	121,557	124,150

NOTE 16.    SUBSEQUENT EVENTS

We have evaluated subsequent events through February 27, 2012, which is the date that our financial statements are issued. For purposes of these financial statements, we have not evaluated any subsequent events after this date.

On January 20, 2012, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 16, 2012 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 30, 2012.

From January 1, 2012 through February 22, 2012, we entered into two new swap agreements with an aggregate notional amount of $100 million and terms of up to five years.

In February 2012, the Company signed a new sublease agreement with PIA that expires on June 30, 2022 for approximately 7,300 sq. ft. at its same location. The base monthly rent is $35,367.80 which shall be increased by 3% per annum beginning on July 1, 2013.

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

10.1*

2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2004)

10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.3*

2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3ASR, Registration No. 333-164047, which became effective under the Act on December 28, 2009)

10.4

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on

Form 8-K filed with the SEC on January 3, 2012)

10.7

Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.8

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.9

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.10*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

Exhibit Number	Description

10.11*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.13*

Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.14

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.15	Management Agreement by and between Anworth Mortgage Asset Corporation and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.