Form 10-Q
period 2012-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2012-05-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

At May 7, 2012, the registrant had 137,191,232 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,087,281	$8,068,829
Agency MBS at fair value	904,002	644,694
Paydowns receivable	47,248	48,371

	9,038,531	8,761,894
Non-Agency MBS:
Non-Agency MBS at fair value	1,008	1,585
Cash and cash equivalents	5,143	8,877
Interest and dividends receivable	27,455	28,085
Derivative instruments at fair value	1,164	0
Prepaid expenses and other	14,703	13,328

Total Assets	$9,088,004	$8,813,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,297	$23,788
Repurchase agreements	7,600,000	7,595,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	91,870	96,808
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	450	450
Dividends payable on common stock	28,575	28,083
Payable for securities purchased	255,708	20,679
Accrued expenses and other	1,032	1,044

Total Liabilities	$8,036,323	$7,804,243

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($28,789 and $28,789, respectively); 1,152 and 1,152 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	$27,239	$27,239

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 136,073 and 134,115 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,361	1,341
Additional paid-in capital	1,158,295	1,145,733
Accumulated other comprehensive income consisting of unrealized losses and gains	80,711	50,223
Accumulated deficit	(261,322)	(260,407)

Total Stockholders’ Equity	$1,024,442	$982,287

Total Liabilities and Stockholders’ Equity	$9,088,004	$8,813,769

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Interest income:
Interest on Agency MBS	$53,225	$56,901
Interest on Non-Agency MBS	24	45
Other income	14	11

	53,263	56,957

Interest expense:
Interest expense on repurchase agreements	20,574	22,112
Interest expense on junior subordinated notes	345	319

	20,919	22,431

Net interest income	32,344	34,526
Recoveries on Non-Agency MBS	623	218
Expenses:
Management fee	(2,821)	0
Compensation, incentive compensation and benefits	0	(2,861)
Other expenses	(1,024)	(723)

Total expenses	(3,845)	(3,584)

Net income	29,122	31,160

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(450)	(492)

Net income to common stockholders	$27,661	$29,657

Basic earnings per common share	$0.20	$0.24
Diluted earnings per common share	$0.20	$0.24
Basic weighted average number of shares outstanding	135,064	121,914
Diluted weighted average number of shares outstanding	139,292	126,205

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$29,122	$31,160

Available-for-sale Agency MBS, fair value adjustment	24,899	(1,074)
Available-for-sale Non-Agency MBS, fair value adjustment	(577)	79
Unrealized (losses) gains on cash flow hedges	(7,830)	2,484
Reclassification adjustment for interest expense included in net income	13,995	17,437

Other comprehensive income	30,487	18,926

Comprehensive income	$59,609	$50,086

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	$1,585	$(97,025)	$(260,407)	$982,287

Issuance of common stock		1,958		20	12,492					12,512
Other comprehensive income (loss), fair value adjustments and reclassifications						24,899	(577)	6,165		30,487
Net income									29,122	29,122
Amortization of restricted stock					70					70
Dividend declared—$0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared—$0.390625 per Series B preferred share									(450)	(450)
Dividend declared—$0.21 per common share									(28,575)	(28,575)

Balance, March 31, 2012	1,876	136,073	$45,397	$1,361	$1,158,295	$170,562	$1,008	$(90,860)	$(261,321)	$1,024,442

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities:
Net income	$29,122	$31,160
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	15,850	12,213
Amortization of restricted stock	70	70
Recovery on Non-Agency MBS	(623)	(218)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	630	(1,157)
(Increase) decrease in prepaid expenses and other	(1,375)	905
(Decrease) in accrued interest payable	(3,427)	(863)
Increase (decrease) in accrued expenses and payables for securities purchased	235,017	(170,425)

Net cash provided by (used in) operating activities	$275,264	$(128,315)

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(827,453)	$(862,433)
Principal payments	559,865	441,082
Available-for-sale Non-Agency MBS:
Principal payments	623	701

Net cash (used in) investing activities	$(266,965)	$(420,650)

Financing Activities:
Borrowings from repurchase agreements	$9,699,775	$8,749,000
Repayments on repurchase agreements	(9,694,775)	(8,204,000)
Proceeds from common stock issued, net	12,511	21,901
Proceeds from Series B Preferred stock issued, net	0	3,765
Series A Preferred stock dividends paid	(1,011)	(1,011)
Series B Preferred stock dividends paid	(450)	(430)
Common stock dividends paid	(28,083)	(26,574)

Net cash (used in) provided by financing activities	$(12,033)	$542,651

Net decrease in cash and cash equivalents	$(3,734)	$(6,314)
Cash and cash equivalents at beginning of period	8,877	10,621

Cash and cash equivalents at end of period	$5,143	$4,307

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,345	$23,294

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO UNAUDITED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS. Agency MBS are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of those assets.

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

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a management agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager. We entered into the Management Agreement effective as of December 31, 2011, pursuant to which our day-to-day operations are now being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION

The accompanying unaudited financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing instruments under which the counterparty pledges securities (principally U.S. treasury securities) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other income” on our unaudited statements of income. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years (but may also include interest rates that are fixed for up to seven years), and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	46	$824,664	$(2,434)	278	$470,330	$(6,562)	324	$1,294,994	$(8,996)

December 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$832,151	$(3,358)	304	$589,363	$(9,544)	348	$1,421,514	$(12,902)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2012.

Repurchase Agreements

We finance the acquisition of MBS primarily through the use of repurchase agreements. Under these repurchase agreements, we sell securities to a lender and agree to repurchase the same securities in the future for a price that is higher than the original sales price. The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender. Although structured as a sale and repurchase obligation, a repurchase agreement operates as a financing under which we pledge our securities and accrued interest as collateral to secure a loan which is equal in value to a specified percentage of the estimated fair value of the pledged collateral. We retain beneficial ownership of the pledged collateral. Upon the maturity of a repurchase agreement, we are required to repay the loan and concurrently receive back our pledged collateral from the lender or, with the consent of the lender, we may renew such agreement at the then-prevailing financing rate. These repurchase agreements may require us to pledge additional assets to the lender in the event the estimated fair value of the existing pledged collateral declines.

Derivative Financial Instruments

Interest Rate Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate hedging opportunities.

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

We are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit credit risk associated with swap agreements, our current practice is to only enter into swap agreements with large financial institution counterparties who are market makers for these types of instruments, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

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

Credit Risk

At March 31, 2012, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC-320-10, the determination of whether a security is other-than-temporarily impaired, or OTTI, involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2012 relative to any tax positions taken prior to January 1, 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2012. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2007 and 2006, respectively.

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

Stock-Based Expense

In accordance with ASC 718-10, any expense relating to share-based payment transactions is recognized in the unaudited financial statements.

Restricted stock is expensed over the vesting period (see Note 11).

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and the adding back of the Series B Preferred Stock dividends unless the effect is to reduce a loss or increase the income per share.

The computation of EPS for the three months ended March 31, 2012 and 2011 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2012
Basic EPS	$27,661	135,064	$0.20
Effect of dilutive securities	450	4,228	0.00

Diluted EPS	$28,111	139,292	$0.20

For the three months ended March 31, 2011
Basic EPS	$29,657	121,914	$0.24
Effect of dilutive securities	492	4,291	0.00

Diluted EPS	$30,149	126,205	$0.24

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued Accounting Standards Update, or ASU, 2011-03, “Reconsideration of Effective Control for Repurchase Agreements.” One of the relevant considerations for assessing effective control was the transferor’s ability to repurchase or redeem financial assets before maturity. Under this criterion, an entity must consider whether there is an exchange of collateral in sufficient amount so as to reasonably assure the arrangement’s completion on substantially the agreed terms. In this ASU, the FASB determined that the criterion pertaining to an exchange of collateral should not be a determining factor in assessing effective control and removed this criterion from the consideration of effective control. The FASB concluded that the assessment of effective control should focus on a transferor’s contractual rights and obligations with respect to transferred financial assets, not on whether the transferor has the practical ability to perform in accordance with those rights or obligations. This ASU became effective for our financial statements beginning with the first quarter of 2012. We have adopted this ASU and it did not have a material impact on our financial statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 supersedes most of the guidance in Accounting Standards Codification Topic 820 (formerly FASB Statement No. 157), although many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards, or IFRS, 13. Additionally, this ASU requires (i) disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) disclosure when the highest and best use of a non-financial asset differs from its current use; (iii) disclosure of fair value by level for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed; and (iv) disclosure of information about measurement uncertainty in the form of a sensitivity analysis for recurring fair value measurements categorized in Level 3 of the fair value hierarchy unless another ASC topic specifies that such disclosure is not required. This ASU became effective for our financial statements beginning with the first quarter of 2012. We have adopted this ASU and it did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 supersedes some of the guidance in ASC Topic 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) in a single statement where an entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) in a two-statement approach where an entity must present the components of net income and total net income in the first statement with that first statement being immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The previous option in GAAP that permitted the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU became effective for our financial statements beginning with the first quarter of 2012. We have adopted this ASU and it did not have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This ASU requires the disclosure in tabular format in a footnote of the gross amounts subject to rights of set-off, the gross amounts of any set-off and the net amounts shown on the balance sheet. This ASU also requires the disclosure of any agreements subject to such netting arrangements. This ASU will affect all financial instruments such as securities lending agreements repurchase agreements, reverse repurchase agreements, and derivatives instruments. As there are differences in the offsetting requirements between GAAP and IFRS, the objective of this disclosure is to facilitate comparison between companies that prepare their financial statements according to those different reporting requirements. As the disclosures are effective for annual periods beginning on or after January 1, 2013 and for all interim periods within those annual periods, this ASU will become effective for our financial statements beginning with the quarter ending March 31, 2013. We do not believe that this ASU will have a material impact on our financial statements.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. Among the provisions in ASU 2011-05 was a requirement to present reclassification adjustments out of accumulated other comprehensive income, or AOCI, by components in both the statement in which net income is presented and the statement in which other comprehensive income, or OCI, is presented (for both interim and annual financial statements). This requirement was indefinitely deferred by ASU 2011-12 and will be further deliberated by the FASB at a later date. ASU 2011-12 does not defer the other requirements of ASU 2011-05. ASU 2011-12 became effective on the same effective date as ASU 2011-5. We have adopted this ASU and it did not have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At March 31, 2012, we did not have any reverse repurchase agreements outstanding. During the three months ended March 31, 2012, the maximum amount of reverse repurchase agreements outstanding was $73 million and the average amount outstanding was $3.8 million. These investments are used as a means of investing excess cash. The collateral for these loans was U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2011, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2012 and December 31, 2011, which are carried at their fair value (amounts in thousands):

March 31, 2012

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$16,981	$2,642,472	$6,161,267	$8,820,720
Paydowns receivable(1)	0	47,248	0	47,248
Unrealized gains	5	53,227	126,327	179,559
Unrealized losses	(198)	(3,250)	(5,548)	(8,996)

Fair value	$16,788	$2,739,697	$6,282,046	$9,038,531

Agency MBS (By Security Type)	ARMs	Hybrid ARMs	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$2,007,742	$5,226,056	$1,146,948	$437,083	$2,891	$8,820,720
Paydowns receivable(1)	6,578	40,670	0	0	0	47,248
Unrealized gains	61,396	63,795	17,181	37,182	5	179,559
Unrealized losses	(3,870)	(4,777)	(345)	(3)	(1)	(8,996)

Fair value	$2,071,846	$5,325,744	$1,163,784	$474,262	$2,895	$9,038,531

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

Non-Agency MBS	Total Non- Agency MBS
Amortized cost	$0
Unrealized gains	1,008

Fair value	$1,008

At March 31, 2012, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.49%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $1.0 million at March 31, 2012 from a fair value of approximately $1.6 million at December 31, 2011. The details of this decline are set forth in Note 6.

At March 31, 2012, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

December 31, 2011

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$17,392	$2,645,045	$5,905,423	$8,567,860
Paydowns receivable	0	48,371	0	48,371
Unrealized gains	2	48,740	109,823	158,565
Unrealized losses	(293)	(6,314)	(6,295)	(12,902)

Fair value	$17,101	$2,735,842	$6,008,951	$8,761,894

Agency MBS (By Security Type)	ARMs	Hybrid ARMs	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$2,010,934	$4,976,389	$1,106,919	$470,493	$3,125	$8,567,860
Paydowns receivable	4,927	43,444	0	0	0	48,371
Unrealized gains	51,030	54,574	15,017	37,939	5	158,565
Unrealized losses	(4,812)	(7,651)	(436)	(3)	0	(12,902)

Fair value	$2,062,079	$5,066,756	$1,121,500	$508,429	$3,130	$8,761,894

Non-Agency MBS	Total Non- Agency MBS
Amortized cost	$0
Unrealized gains	1,585

Fair value	$1,585

At December 31, 2011, our Non-Agency MBS portfolio consisted of floating-rate CMOs (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.54%, which were acquired at par value.

At December 31, 2011, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Standard & Poor’s and rated D by Moody’s Investor Service.

NOTE 4. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At March 31, 2012 and December 31, 2011, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	March 31, 2012		December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,980,000	0.32	3,630,000	0.33
30 days to 90 days	3,620,000	0.34	3,965,000	0.38
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,600,000	0.33%	$7,595,000	0.36%

Weighted average maturity	34 days		38 days
Weighted average term to maturity (after adjusting for interest rate swap transactions)	445 days		436 days
Weighted average borrowing rate (after adjusting for interest rate swap transactions)	1.05%		1.18%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,087,281		$8,068,829

NOTE 5. JUNIOR SUBORDINATED NOTES

On March 15, 2005, we issued $37,380,000 of junior subordinated notes to a newly-formed statutory trust, Anworth Capital Trust I, organized by us under Delaware law. The trust issued $36,250,000 in trust preferred securities to unrelated third party investors. Both the notes and the trust preferred securities require quarterly payments and bear interest at the prevailing three-month LIBOR rate plus 3.10%, reset quarterly. The first interest payments were made on June 30, 2005. Both the notes and the trust preferred securities will mature in 2035 and are currently redeemable, at our option, in whole or in part, without penalty. We used the net proceeds of this private placement to invest in Agency MBS. We have reviewed the structure of the transaction under ASC 810-10 and concluded that Anworth Capital Trust I does not meet the requirements for consolidation. On September 26, 2005, the notes, the trust preferred securities and the related agreements were amended. The only material change was that one of the class holders requested that interest payments be made quarterly on January 30, April 30, July 30 and October 30 instead of at the end of each calendar quarter. This became effective with the quarterly payments after September 30, 2005. As of the date of this filing, we have not redeemed any of the notes or trust preferred securities.

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At March 31, 2012 and December 31, 2011, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At March 31, 2012 and December 31, 2011, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at March 31, 2012 and December 31, 2011 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at March 31, 2012 and December 31, 2011.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At March 31, 2012, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,038,531	$0	$9,038,531
Non-Agency MBS(2)	$0	$0	$1,008	$1,008
Derivative instruments(3)	$0	$1,164	$0	$1,164
Liabilities:
Derivative instruments(3)	$0	$91,870	$0	$91,870

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2012 and December 31, 2011, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,585
Principal paydowns	(623)
Recoveries	623
Decrease in unrealized gains	(577)

Balance at March 31, 2012	$1,008

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

NOTE 8. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2012, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on our Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2012, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2012, our authorized capital included 200,000,000 shares of common stock, of which 136,072,545 shares were issued and outstanding.

At March 31, 2012, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At March 31, 2012, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,151,560 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended March 31, 2012, we did not sell any shares of common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Sales Agreement. At March 31, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, offering up to 20,000,000 shares of our common stock for our 2009 Dividend Reinvestment and Stock Purchase Plan, or the 2009 Plan. During the three months ended March 31, 2012, we issued an aggregate of 1,957,318 shares of common stock at a weighted average price of $6.40 per share under the 2009 Plan, resulting in proceeds to us of approximately $12.526 million. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, offering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended March 31, 2012, we did not issue any shares of common stock under the 2012 Plan. Effective March 31, 2012, the 2009 Plan was terminated and all subsequent issuances of shares of common stock will be under the 2012 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At March 31, 2012, approximately $547.5 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan. To date, we have issued 2,820,000 shares of common stock under the 2004 Equity Compensation Plan. This amount includes 917,000 shares of unexercised stock options and restricted stock.

NOTE 10. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

At our annual stockholders meeting on May 25, 2011, our stockholders approved the entry by us into a management agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager. We entered into the Management Agreement effective as of December 31, 2011, pursuant to which our day-to-day operations are now being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives terminated, our employees became employees of the Manager, and we took such other actions as we believed were reasonably necessary to implement the Management Agreement and the externalization of our management function, or the Externalization.

A trust controlled by Lloyd McAdams, our Chairman and Chief Executive Officer, and Heather U. Baines, our Executive Vice President, beneficially owns 50% of the outstanding membership interests in the Manager; Joseph E. McAdams, our Chief Investment Officer, beneficially owns 45% of the outstanding membership interests; and Thad M. Brown, our Chief Financial Officer, owns 5% of the outstanding membership interests.

Nothing in the Management Agreement prevents the Manager or any of its affiliates from engaging in other businesses or from rendering services of any kind to any other person or entity, including investment in or advisory service to others investing in any type of real estate investment, other than advising other REITs that invest more than 75% of their assets in U.S. agency residential mortgage-backed securities. Directors, officers and employees of the Manager may serve as our directors and officers.

The terms of the Management Agreement, including the management fee payable, were not negotiated on an arm’s-length basis, and its terms may not be as favorable to us as if it was negotiated with an unaffiliated party. The management fee that we pay to the Manager is not tied to our performance. The management fee is paid regardless of our performance and it may not provide sufficient incentive to the Manager to seek to achieve risk-adjusted returns for our investment portfolio.

The Management Agreement may only be terminated without cause, as defined in the agreement, after the completion of its initial term on December 31, 2013, or the expiration of each annual renewal term. We are required to provide 180-days prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of the initial term or any automatic renewal term, equal to three times the average annual management fee earned by the Manger during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

Certain of our officers were previously granted restricted stock and other equity awards (see Note 11), including dividend equivalent rights, in connection with their service to us, and certain of our officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 10). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our officers and employees after they became officers and employees of the Manager. In addition, as officers of our Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Mr. Thad M. Brown, our Chief Financial Officer, Mr. Charles J. Siegel, our Senior Vice President-Finance, Ms. Bistra Pashamova, our Senior Vice President and Portfolio Manager, and Mr. Evangelos Karagiannis, our Vice President and Portfolio Manager, as well as certain of our other officers. In connection with the Externalization, we amended these agreements to provide that should a change in control (as defined in the amended agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under the amended agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. The amended Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease agreement, as amended on July 8, 2003, we lease, on a pass-through basis, 5,500 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, currently $57.46 per square foot. The sublease agreement runs through June 30, 2012 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2012, we paid $85 thousand in rent and other operating expenses to PIA under the sublease agreement, which is included in “Other expenses” on the unaudited statements of income. During the three months ended March 31, 2011, we paid $83 thousand in rent and related expenses to PIA under the sublease agreement.

On January 26, 2012, we entered into a sublease agreement with PIA that becomes effective on July 1, 2012. Under the new sublease agreement, we will lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation. The base monthly rental for us will be $35,367.80, which will be increased by 3% per annum beginning on July 1, 2013. The new sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease.

At March 31, 2012, the future minimum lease commitment is as follows (in whole dollars):

Year	2012	2013	2014	2015	2016	Thereafter	Total Commitment
Commitment	$291,213	$430,766	$443,669	$456,987	$470,720	$2,851,003	$4,944,358

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited statements of income are fees of $51 thousand paid to PIA in connection with this agreement during the three months ended March 31, 2012. During the three months ended March 31, 2011, we paid fees of $48 thousand to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2012, 676,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various officers under the 2004 Equity Compensation Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Compensation Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date.

We recognize the expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2012 and 2011, we expensed approximately $51 thousand and $51 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2012 and 2011, we paid or accrued $116 thousand and $140 thousand, respectively, related to DERs granted.

Certain of our officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our officers have been granted equity awards were modified so that such agreements will continue with respect to our officers after they became officers and employees of the Manager. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Compensation Plan with the same amounts, terms and conditions.

NOTE 12. HEDGING INSTRUMENTS

At March 31, 2012, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.08 billion and a weighted average maturity of 2.9 years. During the three months ended March 31, 2012, two swap agreements with an aggregate notional amount of $150 million matured. During the three months ended March 31, 2012, we entered into four new swap agreements with an aggregate notional amount of $200 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.99625% to 5.4940%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2012 and December 31, 2011, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining terms (in months):

	March 31, 2012			December 31, 2011
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$695,000	3.41%	7	$520,000	3.92%	5
1 year to 2 years	200,000	2.85	20	375,000	3.32	14
2 years to 3 years	410,000	2.00	30	410,000	2.07	28
3 years to 4 years	730,000	2.06	42	680,000	2.07	42
Over 4 years	1,045,000	1.81	53	1,045,000	1.98	54

	$3,080,000	2.32%	35	$3,030,000	2.51%	34

Swap Agreements by Counterparty

	March 31, 2012	December 31, 2011
	(in thousands)
Deutsche Bank Securities	$700,000	$700,000
JPMorgan Securities	500,000	500,000
RBS Greenwich Capital	485,000	485,000
Nomura Securities International	450,000	450,000
Credit Suisse	345,000	395,000
Citigroup	200,000	200,000
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
ING Financial	100,000	0
LBBW Securities, LLC	50,000	50,000

	$3,080,000	$3,030,000

During the three months ended March 31, 2012, there was a decrease in unrealized losses of approximately $6.2 million, from approximately $97 million in unrealized losses at December 31, 2011 to $90.9 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized losses on cash flow hedges of $7.8 million and a reclassification adjustment for interest expense included in net income of $14 million).

At March 31, 2012, we had asset derivatives and liability derivatives (shown on our unaudited balance sheets) of approximately $1.2 million and approximately $91.9 million, respectively.

During the three months ended March 31, 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three months ended March 31, 2012, the amount amortized into interest expense was approximately $65 thousand and the remaining amount at March 31, 2012 to be amortized was approximately $184 thousand. During the three months ended March 31, 2011, the amount amortized into interest expense was approximately $64 thousand.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Legal and accounting fees	$164	$125
Printing and stockholder communications	35	22
Directors and Officers insurance	108	110
DERs expense(1)	116	0
Amortization of restricted stock(2)	51	0
Software implementation and maintenance	67	65
Administrative service fees	51	48
Rent	85	83
Stock exchange and filing fees	58	59
Custodian fees	33	33
Sarbanes-Oxley consulting fees	28	0
Board of directors fees and expenses	98	80
Securities data services	30	27
Other	100	71

Total of other expenses:	$1,024	$723

(1)	For the three months ended March 31, 2011, “DERs expense” of $140 thousand was included in “Compensation expense”.
(2)	For the three months ended March 31, 2011, “Amortization of restricted stock” of $51 thousand was included in “Compensation expense”.

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on April 11, 2012 from 3.6714 shares of our common stock to 3.7329 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.59 and (2) the annualized common stock dividend yield was 12.7389%.

From April 1, 2012 through May 7, 2012, we entered into one new swap agreement with a notional amount of $50 million and terms of up to five years.

From April 1, 2012 through May 7, 2012, we issued an aggregate of 1,118,687 shares of common stock at a weighted average price of $6.53 per share under the 2012 Plan, resulting in proceeds to us of approximately $7.3 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities (“MBS”); risks associated with investing in mortgage assets; changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; our ability to maintain our qualification as a real estate investment trust (“REIT”) for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Company

We were formed in October 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in U.S. agency mortgage-backed securities, or Agency MBS, which are obligations guaranteed by the U.S. government, such as Ginnie Mae, or federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to stockholders based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of these assets.

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2012, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2010 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At March 31, 2012, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

At our annual stockholders meeting held on May 25, 2011 our stockholders approved the entry by us into a management agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager. We entered into the Management Agreement effective as of December 31, 2011, pursuant to which our day-to-day operations are now being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The term of the Management Agreement expires on December 31, 2013 and will automatically renew for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

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

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Essentially our entire total portfolio is Agency MBS.

March 31, 2012
Total assets	$9.09 billion

Fair value of Agency MBS	$9.04 billion

Adjustable-rate Agency MBS (less than 1 year reset)	23%
Adjustable-rate Agency MBS (1-2 year reset)	3%
Adjustable-rate Agency MBS (2-5 year reset)	54%
Adjustable-rate Agency MBS (5-7 year reset)	2%
15-year fixed-rate Agency MBS	13%
30-year fixed-rate Agency MBS	5%

100%

Stockholders’ equity available to common stockholders at March 31, 2012 was approximately $976 million, or $7.17 per share. The $976 million equals total stockholders’ equity of $1.024 billion less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $28.8 million and the proceeds from its sale of $27.2 million.

Results of Operations

Three Months Ended March 31, 2012 Compared to March 31, 2011

For the three months ended March 31, 2012, our net income was $29.1 million. Our net income available to common stockholders was $27.7 million, or $0.20 per diluted share, based on a weighted average of 139.3 million fully diluted shares outstanding. This includes net income of $29.1 million minus the payment of preferred dividends of $1.5 million. For the three months ended March 31, 2011, our net income was $31.2 million. Our net income available to common stockholders was $29.7 million, or $0.24 per diluted share, based on a weighted average of 126.2 million fully diluted shares outstanding. This included net income of $31.2 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended March 31, 2012 totaled $32.3 million, or 46.8% of gross income, compared to $34.5 million, or 49.9% of gross income, for the three months ended March 31, 2011. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended March 31, 2012 was $53.3 million, compared to $57 million for the three months ended March 31, 2011, a decrease of 6.5%, due primarily to an increase in premium amortization of approximately $3.6 million. Interest expense for the three months ended March 31, 2012 was $20.9 million, compared to $22.4 million for the three months ended March 31, 2011, a decrease of 6.74%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.38% at March 31, 2011 to 1.08% at March 31, 2012) and partially offset by an increase in the average borrowings outstanding, from $6.50 billion at March 31, 2011 to $7.63 billion at March 31, 2012 and by the increase in interest expense resulting from one additional day during the three months ended March 31, 2012 (because of the leap year) versus the three months ended March 31, 2011.

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

During the three months ended March 31, 2012, premium amortization expense increased $3.6 million, or 29.8%, from $12.2 million during the three months ended March 31, 2011 to $15.8 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011 and 2012 at higher premiums.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

Portfolio	First Quarter 2012	First Quarter 2011
Agency MBS and Non-Agency MBS	22%	21%

During the three months ended March 31, 2012 and 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended March 31, 2012, there were recoveries of approximately $623 thousand related to a previous write-down on our Non-Agency MBS as compared to recoveries of approximately $218 thousand related to a previous write-down on our Non-Agency MBS for the three months ended March 31, 2011.

Total expenses were $3.85 million for the three months ended March 31, 2012, compared to $3.6 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, we incurred management fees of approximately $2.8 million. The management fee is based on a percentage of equity. From March 31, 2011 to March 31, 2012, we had raised capital of approximately $82 million. This had the effect of an increase in the management fee of approximately $246 thousand (see Note 10 to the accompanying unaudited financial statements). Due to the Externalization, we no longer incur compensation costs compared with compensation and related costs of approximately $2.9 million for the three months ended March 31, 2011. “Other expenses” increased $301 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Financial Condition

Agency MBS Portfolio

At March 31, 2012, we held agency mortgage assets which had an amortized cost of approximately $8.82 billion, consisting primarily of approximately $7.23 billion of adjustable-rate Agency MBS, approximately $1.58 billion of fixed-rate Agency MBS and approximately $3 million of floating-rate CMOs. This amount represents an approximately 3.0% increase from the $8.57 billion held at December 31, 2011. Of the adjustable-rate Agency MBS owned by us, 28% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 72% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and seven years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to seven years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at March 31, 2012 and December 31, 2011, classified by type of issuer (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$6,282,046	69.5%	$6,008,951	68.6%
Freddie Mac (FHLMC)	2,739,697	30.3	2,735,842	31.2
Ginnie Mae (GNMA)	16,788	0.2	17,101	0.2

Total Agency MBS:	$9,038,531	100.0%	$8,761,894	100.0%

The following table classifies the fair value of our Agency MBS owned at March 31, 2012 and December 31, 2011 by type of interest rate index (dollar amounts in thousands):

	March 31, 2012		December 31, 2011
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$2,895	0.0%	$3,130	0.0%
Six-month LIBOR	71,596	0.8	73,345	0.8
One-year LIBOR	6,981,156	77.3	6,699,300	76.5
Six-month certificate of deposit	1,170	0.0	1,177	0.0
Six-month constant maturity treasury	355	0.0	360	0.0
One-year constant maturity treasury	318,939	3.5	329,685	3.8
Cost of Funds Index	24,374	0.3	24,968	0.3
15-year fixed-rate	1,163,784	12.9	1,121,500	12.8
30-year fixed-rate	474,262	5.2	508,429	5.8

Total Agency MBS:	$9,038,531	100.0%	$8,761,894	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our Agency MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our Agency MBS, see Note 6 to the accompanying unaudited financial statements.

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2012, December 31, 2011, September 30, 2011, and June 30, 2011 were as follows:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.22%	3.27%	3.36%	3.63%
Hybrid adjustable-rate Agency MBS	3.09	3.22	3.40	3.53
15-year fixed-rate Agency MBS	3.65	3.66	3.68	3.71
30-year fixed-rate Agency MBS	5.55	5.55	5.54	5.54
CMOs	1.05	1.09	1.02	0.99

Total Agency MBS:	3.31%	3.42%	3.56%	3.71%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	102.86%	102.83%	102.78%	102.66%
15-year fixed-rate Agency MBS	103.36	103.29	103.22	103.13
30-year fixed-rate Agency MBS	100.83	100.82	102.59	100.77

Total Agency MBS:	102.82%	102.78%	102.72%	102.59%

Current yield (weighted average coupon divided by average amortized cost)	3.22%	3.33%	3.47%	3.62%

The following information pertains to our repurchase agreement borrowings at March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
	(dollar amounts in thousands)
Repurchase agreements outstanding	$7,600,000	$7,595,000	$7,435,000	$7,245,000
Average repurchase agreements outstanding	7,629,890	7,509,746	7,296,587	7,078,743
Average interest rate on outstanding repurchase agreements	0.33%	0.36%	0.26%	0.23%
Average days to maturity	34 days	38 days	38 days	38 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.05%	1.18%	1.15%	1.13%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	445 days	436 days	452 days	467 days
Weighted average haircuts(1)	4.81%	4.82%	4.82%	4.85%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At March 31, 2012 and December 31, 2011, the unamortized net premium paid for our Agency MBS was approximately $240.1 million and $231.5 million, respectively.

At March 31, 2012, the current yield declined to 3.22% from 3.33 % at December 31, 2011. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 13 basis points per quarter. For the three months ended March 31, 2012, the weighted average coupon for our total Agency MBS declined by 11 basis points. One of the factors that impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions declined from 1.18% at December 31, 2011 to 1.05% at March 31, 2012. Although a small portion of the decline was due to a decrease in the average interest rate of repurchase agreements outstanding, from 0.36% at December 31, 2011 to 0.33% at March 31, 2012, the majority of the decline was due to a decrease in interest rates we paid on our interest rate swap agreements. Please see the discussion on this in the section entitled “Hedging” which follows below.

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and that are secured primarily by first-lien residential mortgage loans. At March 31, 2012, our Non-Agency MBS portfolio consisted of a fair value of $1.0 million of floating-rate CMOs with an average coupon of 0.49%, which were acquired at par value. At December 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $1.6 million of floating-rate CMOs with an average coupon of 0.54%, which were acquired at par value. The decrease was due primarily to a decrease in an unrealized gain of approximately $577 thousand.

At March 31, 2012 and December 31, 2011, the amortized cost of our Non-Agency MBS was zero and zero, respectively.

At March 31, 2012, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at March 31, 2012 and December 31, 2011 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at March 31, 2012 and December 31, 2011. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited financial statements.

At March 31, 2012, the fair value of our Non-Agency MBS portfolio was approximately $1.0 million, the principal balance was approximately $16 million and the original principal balance was approximately $60 million. At December 31, 2011, the fair value of our Non-Agency MBS portfolio was approximately $1.6 million, the principal balance was approximately $22.3 million and the original principal balance was approximately $60 million.

At March 31, 2012, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.13%, the average securitization principal of Anworth-owned tranches was 10.35% and the average securitization principal senior to Anworth-owned trances was 89.52%. At December 31, 2011, the average securitization principal subordinate to Anworth-owned tranches was 0.12%, the average securitization principal of Anworth-owned tranches was 12.21% and the average securitization principal senior to Anworth-owned trances was 87.67%.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Swap agreements are derivative instruments as defined by ASC 815-10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

The following table pertains to our interest rate swap agreements at March 31, 2012, December 31, 2011, September 30, 2011 and June 30, 2011, respectively:

	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
Aggregate notional amount of swap agreements	$3.08 billion	$3.03 billion	$2.93 billion	$2.78 billion
Average maturity of swap agreements	2.9 years	2.9 years	3.0 years	3.2 years
Weighted average interest rate paid on swap agreements	2.32%	2.51%	2.55%	2.62%
Swap agreements as a percentage of outstanding repurchase agreements	41%	40%	40%	38%

The decrease in the weighted average interest rate that we paid on our swap agreements during the three months ended March 31, 2012 was due primarily to the maturity of swap agreements with an aggregate notional amount of $150 million with a weighted average interest rate of 4.72% and the addition of swap agreements with an aggregate notional amount of $200 million with a weighted average interest rate of 1.22%. At March 31, 2012, there were unrealized losses of approximately $90.9 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $7.6 billion at March 31, 2012. As collateral for these repurchase agreements, we pledged approximately $8.09 billion in Agency MBS. Our other significant source of funds for the three months ended March 31, 2012 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $560 million.

For the three months ended March 31, 2012, there was a net decrease in cash and cash equivalents of approximately $3.7 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2012 was approximately $275.3 million. This is comprised of net income of $29.1 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $15.8 million and the amortization of restricted stock of $70 thousand, partially offset by recoveries on Non-Agency MBS of approximately $623 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $235 million (due primarily to an increase in payables for securities purchased), a decrease in interest receivable of approximately $630 thousand, partially offset by an increase in prepaid expenses and other assets of approximately $1.4 million, and a decrease in accrued interest payable of approximately $3.4 million;

•

Net cash used in investing activities for the three months ended March 31, 2012 was approximately $267 million, which consisted of purchases of Agency MBS of approximately $827 million, partially offset by $560 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $623 thousand; and

•

Net cash used in financing activities for the three months ended March 31, 2012 was approximately $12 million. This consisted of borrowings on repurchase agreements of approximately $9.7 billion, partially offset by repayments on repurchase agreements of approximately $9.695 billion. This also included net proceeds from common stock issued of approximately $12.5 million, less dividends paid of $28.1 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at March 31, 2012, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 20 days to three months. At March 31, 2012, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2012, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.25x at December 31, 2011 to 6.98x at March 31, 2012. The decrease in leverage was due primarily to an increase in total stockholders’ equity of approximately $42 million, resulting primarily from an increase in accumulated other comprehensive income of approximately $30 million and an increase in additional paid-in capital of approximately $12 million.

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

During the three months ended March 31, 2012, we raised approximately $12.526 million in capital under our 2009 Dividend Reinvestment and Stock Purchase Plan. During the three months ended March 31, 2012, we did not raise any capital under our 2012 Dividend Reinvestment and Stock Purchase Plan. All future sales and issuances under our Dividend Reinvestment and Stock Purchase Plan will be done under our 2012 Plan.

During the three months ended March 31, 2012, we did not issue any shares of common stock, Series A Preferred Stock or Series B Preferred Stock under our 2011 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited financial statements). At March 31, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

During the three months ended March 31, 2012, the company entered into a new sublease agreement with PIA as previously described in Note 10 to the accompanying unaudited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2012 was $1.024 billion. Common stockholders’ equity was approximately $976 million or a book value of $7.17 per share.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are temporary, they do not impact GAAP income or taxable income but rather are reflected on our balance sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “Accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $170.6 million, or 1.93% of the amortized cost of our Agency MBS, at March 31, 2012. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $90.9 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $1.0 million, constitutes the total “Accumulative other comprehensive income” of approximately $80.7 million.

Critical Accounting Policies

Management has the obligation to ensure that its policies and methodologies are in accordance with GAAP. Management has reviewed and evaluated its critical accounting policies and believes them to be appropriate.

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying unaudited financial statements. In preparing these unaudited financial statements, management has made its best estimates and judgments on the basis of information then readily available to it of certain amounts included in the unaudited financial statements, giving due consideration to materiality. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially and adversely from these estimates.

Our accounting policies are described in Note 1 to the accompanying unaudited financial statements. Management believes the more significant of our accounting policies are the following:

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying unaudited financial statements.

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

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our unaudited financial statements is contained in Note 1 to the accompanying unaudited financial statements.

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on April 11, 2012 from 3.6714 shares of our common stock to 3.7329 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.59 and (2) the annualized common stock dividend yield was 12.7389%.

From April 1, 2012 through May 7, 2012, we entered into one new swap agreement with a notional amount of $50 million and terms of up to five years.

From April 1, 2012 through May 7, 2012, we issued an aggregate of 1,118,687 shares of common stock at a weighted average price of $6.53 per share under the 2012 Plan, resulting in proceeds to us of approximately $7.3 million.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage assets. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically three years or greater) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARMs interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage assets could be limited. This problem would be magnified to the extent we acquire mortgage assets that are not fully indexed. Further, some ARMs assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARMs assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARMs assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2012, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,163,784	12.9%	$0	0.0%
30-year fixed-rate investments	474,262	5.2	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	632,148	7.0	7,600,000	100.0
Greater than 3 months and less than 1 year	1,443,601	16.0	0	0.0
Greater than 1 year and less than 2 years	231,674	2.6	0	0.0
Greater than 2 years and less than 3 years	433,180	4.8	0	0.0
Greater than 3 years and less than 5 years	4,469,052	49.4	0	0.0
Greater than 5 years and less than 7 years	191,838	2.1	0	0.0

Total:	$9,039,539	100.0%	$7,600,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,121,500	12.8%	$0	0.0%
30-year fixed-rate investments	508,429	5.8	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	488,771	5.6	7,595,000	100.0
Greater than 3 months and less than 1 year	1,578,023	18.0	0	0.0
Greater than 1 year and less than 2 years	352,885	4.0	0	0.0
Greater than 2 years and less than 3 years	265,832	3.0	0	0.0
Greater than 3 years and less than 5 years	4,232,101	48.3	0	0.0
Greater than 5 years and less than 7 years	215,938	2.5	0	0.0

Total:	$8,763,479	100.0%	$7,595,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2012, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 35 months while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 445 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the August 2011 debt ceiling agreement and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2012, we had unrestricted cash of $5.1 million and $905 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage securities and mortgage loans vary from time to time and may cause changes in the amount of our net interest income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of MBS are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for MBS. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any MBS purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net interest income by such amount. In addition, in the event that we are unable to acquire new MBS to replace the prepaid MBS, our financial condition, cash flows and results of operations could be harmed.

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

The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our portfolio of mortgage assets for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates and the yield spread of mortgage assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at March 31, 2012 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–84.8%	–2.2%
–1%	–42.9%	–0.6%
0%	0%	0%
1%	–13.6%	–1.7%
2%	–43.8%	–4.2%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of March 31, 2012, the aggregate notional amount of the interest rate swap agreements was $3.08 billion and the weighted average maturity was 2.9 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–27.1%	–0.2%
–1%	14.8%	0.4%
0%	0%	0%
1%	4.1%	–2.6%
2%	–52.2%	–6.1%

Item 4.	Controls and Procedures

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

There have been no material changes with regard to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2012. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 28, 2012 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 27, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 27, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

Exhibit Number	Description

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2004)

10.2*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*	2009 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-164047, which became effective under the Securities Act of 1933, as amended, on December 28, 2009)

10.4*	2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933, as amended, on March 14, 2012)

10.5	Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6	Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7	Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

Exhibit Number	Description

10.8	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

10.9	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.10	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.11*	Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.14*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.15	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.16	Management Agreement by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	XBRL Instance Document

Exhibit Number	Description

101**	XBRL Taxonomy Extension Schema Document

101**	XBRL Taxonomy Extension Calculation Linkbase Document

101**	XBRL Taxonomy Definition Linkbase Document

101**	XBRL Taxonomy Extension Labels Linkbase Document

101**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 7, 2012	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: May 7, 2012	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)