Form 10-Q
period 2012-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2012-08-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

At August 6, 2012, the registrant had 139,188,858 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,311,896	$8,068,829
Agency MBS at fair value	793,596	644,694
Paydowns receivable	45,246	48,371

	9,150,738	8,761,894
Non-Agency MBS:
Non-Agency MBS at fair value	714	1,585
Cash and cash equivalents	4,406	8,877
Interest and dividends receivable	26,964	28,085
Prepaid expenses and other	13,434	13,328

Total Assets	$9,196,256	$8,813,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$21,403	$23,788
Repurchase agreements	7,822,000	7,595,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	99,403	96,808
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	450	450
Dividends payable on common stock	24,855	28,083
Payable for securities purchased	118,923	20,679
Accrued expenses and other	2,152	1,044

Total Liabilities	$8,127,577	$7,804,243

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($28,789 and $28,789, respectively); 1,152 and 1,152 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$27,239	$27,239

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 138,078 and 134,115 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,381	1,341
Additional paid-in capital	1,171,582	1,145,733
Accumulated other comprehensive income consisting of unrealized losses and gains	84,906	50,223
Accumulated deficit	(261,826)	(260,407)

Total Stockholders’ Equity	$1,041,440	$982,287

Total Liabilities and Stockholders’ Equity	$9,196,256	$8,813,769

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Interest on Agency MBS	$50,311	$58,978	$103,536	$115,880
Interest on Non-Agency MBS	16	39	40	84
Other income	16	11	30	22

	50,343	59,028	103,606	115,986

Interest expense:
Interest expense on repurchase agreements	20,669	22,726	41,243	44,839
Interest expense on junior subordinated notes	340	321	685	640

	21,009	23,047	41,928	45,479

Net interest income	29,334	35,981	61,678	70,507
Recoveries on Non-Agency MBS	350	678	973	896
Expenses:
Management fee	(2,890)	0	(5,711)	0
Compensation, incentive compensation and benefits	0	(2,959)	0	(5,820)
Other expenses	(982)	(922)	(2,007)	(1,645)

Total expenses	(3,872)	(3,881)	(7,718)	(7,465)

Net income	25,812	32,778	54,933	63,938

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(2,022)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(449)	(450)	(899)	(942)

Net income to common stockholders	$24,352	$31,317	$52,012	$60,974

Basic earnings per common share	$0.18	$0.25	$0.38	$0.49
Diluted earnings per common share	$0.18	$0.24	$0.38	$0.48
Basic weighted average number of shares outstanding	137,064	127,029	136,064	124,485
Diluted weighted average number of shares outstanding	141,292	131,402	140,292	128,859

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$25,812	$32,778	$54,933	$63,938

Available-for-sale Agency MBS, fair value adjustment	13,121	45,232	38,020	44,158
Available-for-sale Non-Agency MBS, fair value adjustment	(294)	(822)	(871)	(743)
Unrealized (losses) gains on cash flow hedges	(22,275)	(43,864)	(30,105)	(41,380)
Reclassification adjustment for interest expense included in net income	13,643	18,181	27,638	35,618

Other comprehensive income	4,195	18,727	34,682	37,653

Comprehensive income	$30,007	$51,505	$89,615	$101,591

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	$1,585	$(97,025)	$(260,407)	$982,287

Issuance of common stock		1,958		20	12,492					12,512
Other comprehensive income (loss), fair value adjustments and reclassifications						24,899	(577)	6,165		30,487
Net income									29,122	29,122
Amortization of restricted stock					70					70
Dividend declared - $0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared - $0.390625 per Series B preferred share									(450)	(450)
Dividend declared - $0.21 per common share									(28,575)	(28,575)

Balance, March 31, 2012	1,876	136,073	$45,397	$1,361	$1,158,295	$170,562	$1,008	$(90,860)	$(261,321)	$1,024,442

Issuance of common stock		2,005		20	13,257					13,277
Other comprehensive income (loss), fair value adjustments and reclassifications						13,121	(294)	(8,632)		4,195
Net income									25,812	25,812
Amortization of restricted stock					30					30
Dividend declared - $0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared - $0.390625 per Series B preferred share									(449)	(449)
Dividend declared - $0.18 per common share									(24,855)	(24,855)

Balance, June 30, 2012	1,876	138,078	$45,397	$1,381	$1,171,582	$183,683	$714	$(99,492)	$(261,824)	$1,041,441

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Activities:
Net income	$25,812	$32,778	$54,933	$63,938
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	17,356	13,163	33,206	25,376
Amortization of restricted stock	30	70	101	141
Recovery on Non-Agency MBS	(350)	(678)	(973)	(896)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	491	(614)	1,121	(1,771)
Decrease (increase) in prepaid expenses and other	1,269	(9,289)	(106)	(8,384)
Increase (decrease) in accrued interest payable	1,171	2,967	(2,256)	2,105
(Decrease) increase in accrued expenses and payables for securities purchased	(135,665)	(45,791)	99,352	(216,217)

Net cash (used in) provided by operating activities	$(89,886)	$(7,394)	$185,378	$(135,708)

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(728,516)	$(791,880)	$(1,555,969)	$(1,654,313)
Principal payments	612,074	473,538	1,171,939	914,620
Available-for-sale Non-Agency MBS:
Principal payments	350	883	973	1,585

Net cash (used in) investing activities	$(116,092)	$(317,459)	$(383,057)	$(738,108)

Financing Activities:
Borrowings from repurchase agreements	$11,411,100	$8,535,655	$21,110,875	$17,284,655
Repayments on repurchase agreements	(11,189,100)	(8,210,655)	(20,883,875)	(16,414,655)
Proceeds from common stock issued, net	13,277	39,863	25,788	61,764
Proceeds from Series B Preferred stock issued, net	0	261	0	4,026
Series A Preferred stock dividends paid	(1,011)	(1,011)	(2,022)	(2,022)
Series B Preferred stock dividends paid	(450)	(491)	(900)	(922)
Common stock dividends paid	(28,575)	(31,308)	(56,658)	(57,883)

Net cash provided by financing activities	$205,241	$332,314	$193,208	$874,963

Net (decrease) increase in cash and cash equivalents	$(737)	$7,461	$(4,471)	$1,147
Cash and cash equivalents at beginning of period	5,143	4,307	8,877	10,621

Cash and cash equivalents at end of period	$4,406	$11,768	$4,406	$11,768

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,839	$20,081	$44,184	$43,375

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to five years (but may also include interest rates that are fixed for up to ten years), and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS and Non-Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	29	$480,258	$(1,877)	238	$365,995	$(5,392)	267	$846,253	$(7,269)

December 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$832,151	$(3,358)	304	$589,363	$(9,544)	348	$1,421,514	$(12,902)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency

MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2012.

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

Credit Risk

At June 30, 2012, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

Other-than-temporary losses on our available-for-sale MBS, as measured by the amount of decline in estimated fair value attributable to credit losses that are considered to be other-than-temporary, are charged against income, resulting in an adjustment of the cost basis of such securities. Based on the criteria in ASC 320-10, the determination of whether a security is other-than-temporarily impaired, or OTTI, involves judgments and assumptions based on both subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e., there is a credit-related loss). The following are among, but not all of, the factors considered in determining whether and to what extent an OTTI exists and the portion that is related to credit loss: (i) the expected cash flow from the investment; (ii) whether there has been an other-than-temporary deterioration of the credit quality of the underlying mortgages; (iii) the credit protection available to the related mortgage pool for MBS; (iv) any other market information available, including analysts’ assessments and statements, public statements and filings made by the debtor or counterparty; (v) management’s internal analysis of the security, considering all known relevant information at the time of assessment; and (vi) the magnitude and duration of historical decline in market prices. Because management’s assessments are based on factual information as well as subjective information available at the time of assessment, the determination as to whether an other-than-temporary decline exists and, if so, the amount considered impaired, is also subjective and therefore constitutes material estimates that are susceptible to significant change.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2012 relative to any tax positions taken prior to January 1, 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2012. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2007 and 2006, respectively.

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

The computation of EPS for the three and six months ended June 30, 2012 and 2011 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2012
Basic EPS	$24,352	137,064	$0.18
Effect of dilutive securities	449	4,228	0.00

Diluted EPS	$24,801	141,292	$0.18

For the three months ended June 30, 2011
Basic EPS	$31,317	127,029	$0.25
Effect of dilutive securities	450	4,373	(0.01)

Diluted EPS	$31,767	131,402	$0.24

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2012
Basic EPS	$52,012	136,064	$0.38
Effect of dilutive securities	899	4,228	0.00

Diluted EPS	$52,911	140,292	$0.38

For the six months ended June 30, 2011
Basic EPS	$60,974	124,485	$0.49
Effect of dilutive securities	942	4,374	(0.01)

Diluted EPS	$61,916	128,859	$0.48

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

In December 2011, the FASB issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities”. This ASU requires the disclosure in tabular format in a footnote of the gross amounts subject to rights of set-off, the gross amounts of any set-off and the net amounts shown on the balance sheet. This ASU also requires the disclosure of any agreements subject to such netting arrangements. This ASU will affect all financial instruments such as securities lending agreements, repurchase agreements, reverse repurchase agreements, and derivatives instruments. As there are differences in the offsetting requirements between GAAP and IFRS, the objective of this disclosure is to facilitate comparison between companies that prepare their financial statements according to those different reporting requirements. As the disclosures are effective for annual periods beginning on or after January 1, 2013 and for all interim periods within those annual periods, this ASU will become effective for our financial statements beginning with the quarter ending March 31, 2013. We do not believe that this ASU will have a material impact on our financial statements.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2012, we did not have any reverse repurchase agreements outstanding. During the three months ended June 30, 2012, the maximum amount of reverse repurchase agreements outstanding was $0 and the average amount outstanding was $0. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2011, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2012 and December 31, 2011, which are carried at their fair value (amounts in thousands):

June 30, 2012

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$16,611	$2,669,491	$6,235,707	$8,921,809
Paydowns receivable(1)	0	45,246	0	45,246
Unrealized gains	14	52,960	137,978	190,952
Unrealized losses	(223)	(3,302)	(3,744)	(7,269)

Fair value	$16,402	$2,764,395	$6,369,941	$9,150,738

Agency MBS (By Security Type)	ARMs	Hybrid ARMs	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$2,093,783	$5,175,725	$1,254,726	$394,911	$2,664	$8,921,809
Paydowns receivable(1)	5,084	40,162	0	0	0	45,246
Unrealized gains	72,852	59,468	23,847	34,777	8	190,952
Unrealized losses	(3,080)	(4,186)	0	(3)	0	(7,269)

Fair value	$2,168,639	$5,271,169	$1,278,573	$429,685	$2,672	$9,150,738

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	714

Fair value	$714

At June 30, 2012, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.49%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $714 thousand at June 30, 2012 from a fair value of approximately $1.6 million at December 31, 2011. The details of this decline are set forth in Note 6.

At June 30, 2012, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At June 30, 2012 and December 31, 2011, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	June 30, 2012		December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	4,472,000	0.38	3,630,000	0.33
30 days to 90 days	3,350,000	0.39	3,965,000	0.38
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,822,000	0.38%	$7,595,000	0.36%

Weighted average maturity	32 days		38 days
Weighted average term to maturity (after adjusting for interest rate swap transactions)	436 days		436 days
Weighted average borrowing rate (after adjusting for interest rate swap transactions)	1.11%		1.18%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,311,896		$8,068,829

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At June 30, 2012 and December 31, 2011, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Prior to December 31, 2008, we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At June 30, 2012 and December 31, 2011, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at June 30, 2012 and December 31, 2011 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at June 30, 2012 and December 31, 2011.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2012, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,150,738	$0	$9,150,738
Non-Agency MBS(2)	$0	$0	$714	$714
Liabilities:
Derivative instruments(3)	$0	$99,403	$0	$99,403

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.

(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2012 and December 31, 2011, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,585
Principal paydowns	(973)
Recoveries	973
Decrease in unrealized gains	(871)

Balance at June 30, 2012	$714

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2012, we have not converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2012, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2012, our authorized capital included 200,000,000 shares of common stock, of which 138,077,816 shares were issued and outstanding.

At June 30, 2012, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At June 30, 2012, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,151,560 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended June 30, 2012, we did not sell any shares of our common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Sales Agreement. At June 30, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended June 30, 2012, we issued an aggregate of 2,005,271 shares of our common stock at a weighted average price of $6.63 per share under the 2012 Plan, resulting in proceeds to us of approximately $13.29 million. At June 30, 2012, there were approximately 25.0 million shares remaining under the 2012 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At June 30, 2012, approximately $547.5 million of our capital stock was available for issuance under the registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under this sublease agreement, as amended on July 8, 2003, we leased, on a pass-through basis, 5,500 square feet of office space from PIA and paid rent at an annual rate equal to PIA’s obligation, which was $57.46 per square foot. This sublease agreement ran through June 30, 2012, at which point it was terminated. During the three and six months ended June 30, 2012, we paid $84 thousand and $169 thousand, respectively, in rent and other operating expenses to PIA under this sublease agreement, which is included in “Other expenses” on the unaudited statements of income. During the three and six months ended June 30, 2011, we paid $74 thousand and $157 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

On January 26, 2012, we entered into a sublease agreement with PIA that became effective on July 1, 2012. Under the new sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $58.14 per square foot. The base monthly rental for us will be $35,367.80, which will be increased by 3% per annum beginning on July 1, 2013. The new sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease.

At June 30, 2012, the future minimum lease commitment is as follows (in whole dollars):

Year	2012	2013	2014	2015	2016	Thereafter	Total Commitment
Commitment	$212,207	$430,766	$443,669	$456,987	$470,720	$2,851,003	$4,865,352

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited statements of income are fees of $51 thousand and $103 thousand, respectively, paid to PIA in connection with this agreement during the three and six months ended June 30, 2012. During the three and six months ended June 30, 2011, we paid fees of $49 thousand and $97 thousand, respectively, to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2012, 676,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2012, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants. During the three and six months ended June 30, 2011, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2012, we paid or accrued $111 thousand and $227 thousand, respectively, related to DERs granted. During the three and six months ended June 30, 2011, we paid or accrued $151 thousand and $291 thousand, respectively, related to DERs granted.

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

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2012, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.18 billion and a weighted average maturity of 2.9 years. During the three months ended June 30, 2012, one swap agreement with a notional amount of $100 million matured. During the three months ended June 30, 2012, we entered into three new swap agreements with an aggregate notional amount of $200 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.8075% to 5.4940%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2012 and December 31, 2011, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining terms (in months):

	June 30, 2012			December 31, 2011
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$645,000	3.75%	6	$520,000	3.92%	5
1 year to 2 years	325,000	2.31	20	375,000	3.32	14
2 years to 3 years	460,000	2.16	32	410,000	2.07	28
3 years to 4 years	1,100,000	2.04	44	680,000	2.07	42
Over 4 years	650,000	1.18	55	1,045,000	1.98	54

	$3,180,000	2.25%	34	$3,030,000	2.51%	34

Swap Agreements by Counterparty

	June 30, 2012	December 31, 2011
	(in thousands)
Deutsche Bank Securities	$750,000	$700,000
JPMorgan Securities	600,000	500,000
RBS Greenwich Capital	485,000	485,000
Nomura Securities International	450,000	450,000
Credit Suisse	345,000	395,000
ING Financial	150,000	0
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
Citigroup	100,000	200,000
LBBW Securities, LLC	50,000	50,000

	$3,180,000	$3,030,000

During the three months ended June 30, 2012, there was an increase in unrealized losses of approximately $8.6 million, from approximately $90.9 million in unrealized losses at March 31, 2012 to $99.5 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on cash flow hedges of $22.3 million and a reclassification adjustment for interest expense included in net income of $13.7 million).

At June 30, 2012, we had liability derivatives of approximately $99.4 million (shown on our unaudited balance sheets).

During the three months ended June 30, 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is five years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three and six months ended June 30, 2012, the amounts amortized into interest expense were approximately $65 thousand and $129 thousand, respectively, and the remaining amount at June 30, 2012 to be amortized was approximately $120 thousand. During the three and six months ended June 30, 2011, the amounts amortized into interest expense were approximately $64 thousand and $128 thousand, respectively.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 6.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA, as more fully described in Note 10.

NOTE 14. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Legal and accounting fees	$116	$189	$279	$314
Printing and stockholder communications	142	162	166	184
Directors and Officers insurance	109	107	216	217
DERs expense(1)	111	0	227	0
Amortization of restricted stock(2)	51	0	101	0
Software implementation and maintenance	66	66	134	130
Administrative service fees	51	49	103	97
Rent	84	74	169	157
Stock exchange and filing fees	64	43	122	102
Custodian fees	34	32	67	65
Sarbanes-Oxley consulting fees	29	27	57	27
Board of directors fees and expenses	75	72	153	153
Securities data services	30	27	60	55
Other	20	74	153	144

Total	$982	$922	$2,007	$1,645

(1)	For the three and six months ended June 30, 2011, “DERs expense” of $151 thousand and $291 thousand, respectively, were included in “Compensation expense”.
(2)	For the three and six months ended June 30, 2011, “Amortization of restricted stock” of $51 thousand and $101 thousand, respectively, were included in “Compensation expense”.

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 11, 2012 from 3.7329 shares of our common stock to 3.7698 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.95 and (2) the annualized common stock dividend yield was 10.3552%.

From July 1, 2012 through August 6, 2012, we issued an aggregate of 1,105,810 shares of common stock at a weighted average price of $6.55 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $7.25 million.

From July 1, 2012 through August 6, 2012, there were two transactions to convert an aggregate of 1,402 shares of our Series B Preferred Stock into an aggregate of 5,232 shares of our common stock (at the then-current conversion rate of 3.7329).

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

Forward-Looking Statements

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2012, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2011 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At June 30, 2012, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

June 30, 2012
Total assets	$9.20 billion

Fair value of Agency MBS	$9.15 billion

Adjustable-rate Agency MBS (less than 1 year reset)	24%
Adjustable-rate Agency MBS (1-2 year reset)	0%
Adjustable-rate Agency MBS (2-5 year reset)	54%
Adjustable-rate Agency MBS (> 5-year reset)	3%
15-year fixed-rate Agency MBS	14%
30-year fixed-rate Agency MBS	5%

100%

Stockholders’ equity available to common stockholders at June 30, 2012 was approximately $993 million, or $7.19 per share. The $993 million equals total stockholders’ equity of $1.041 billion less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $28.8 million and the proceeds from its sale of $27.2 million.

Results of Operations

Three Months Ended June 30, 2012 Compared to June 30, 2011

For the three months ended June 30, 2012, our net income was $25.8 million. Our net income available to common stockholders was $24.4 million, or $0.18 per diluted share, based on a weighted average of 141.3 million fully diluted shares outstanding. This includes net income of $25.8 million minus the payment of preferred dividends of $1.5 million. For the three months ended June 30, 2011, our net income was $32.8 million. Our net income available to common stockholders was $31.3 million, or $0.24 per diluted share, based on a weighted average of 131.4 million fully diluted shares outstanding. This included net income of $32.8 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended June 30, 2012 totaled $29.3 million, or 43.3% of gross income, compared to $36 million, or 49.8% of gross income, for the three months ended June 30, 2011. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended June 30, 2012 was $50.3 million, compared to $59 million for the three months ended June 30, 2011, a decrease of 14.7%, due primarily to an increase in premium amortization of approximately $4.2 million, a decrease in the coupons on our MBS (from 3.67% during the three months ended June 30, 2011 to 3.15% during the three months ended June 30, 2012), partially offset by an increase in the average MBS outstanding (from $7.87 billion during the three months ended June 30, 2011 to $8.60 billion during the three months ended June 30, 2012). Interest expense for the three months ended June 30, 2012 was $21 million, compared to $23 million for the three months ended June 30, 2011, a decrease of 9%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.29% at June 30, 2011 to 1.07% at June 30, 2012) and partially offset by an increase in the average repurchase agreement borrowings outstanding, from $7.08 billion at June 30, 2011 to $7.78 billion at June 30, 2012.

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

During the three months ended June 30, 2012, premium amortization expense increased $4.2 million, or 32%, from $13.2 million during the three months ended June 30, 2011 to $17.4 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011 and 2012 at higher premiums.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2012		2011
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	22%	24%	21%	22%

During the three months ended June 30, 2012 and 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended June 30, 2012, there were recoveries of approximately $350 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $678 thousand related to a previous write-down on our Non-Agency MBS for the three months ended June 30, 2011.

Total expenses were $3.87 million for the three months ended June 30, 2012, compared to $3.88 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, we incurred management fees of approximately $2.89 million, which are based on a percentage of our equity. From June 30, 2011 to June 30, 2012, we had raised capital of approximately $56 million. This had the effect of an increase in the management fee of approximately $168 thousand (see Note 10 to the accompanying unaudited financial statements). Due to the Externalization, we no longer incur compensation costs, compared with compensation and related costs of approximately $2.96 million for the three months ended June 30, 2011. “Other expenses” increased $60 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Six Months Ended June 30, 2012 Compared to June 30, 2011

For the six months ended June 30, 2012, our net income was $54.9 million. Our net income available to common stockholders was $52 million, or $0.38 per diluted share, based on a weighted average of 140.3 million fully diluted shares outstanding. This includes net income of $54.9 million minus the payment of preferred dividends of $2.9 million. For the six months ended June 30, 2011, our net income was $63.9 million. Our net income available to common stockholders was $61 million, or $0.48 per diluted share, based on a weighted average of 128.9 million fully diluted shares outstanding. This included net income of $63.9 million minus the payment of preferred dividends of $2.9 million.

Net interest income for the six months ended June 30, 2012 totaled $61.7 million, or 45.1% of gross income, compared to $70.5 million, or 49.9% of gross income, for the six months ended June 30, 2011. Interest income (net of premium amortization expense) for the six months ended June 30, 2012 was $103.6 million, compared to $116 million for the six months ended June 30, 2011, a decrease of 11%, due primarily to an increase in premium amortization of approximately $7.8 million, a decrease in the average coupons on our MBS (from 3.72% during the six months ended June 30, 2011 to 3.21% during the six months ended June 30, 2012), partially offset by an increase in the average MBS outstanding (from $7.6 billion during the six months ended June 30, 2011 to $8.52 billion during the six months ended June 30, 2012). Interest expense for the six months ended June 30, 2012 was $41.9 million, compared to $45.5 million for the six months ended June 30, 2011, a decrease of 8%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.33% at June 30, 2011 to 1.07% at June 30, 2012) and partially offset by an increase in the average borrowings outstanding, from $6.79 billion at June 30, 2011 to $7.7 billion at June 30, 2012.

During the six months ended June 30, 2012, premium amortization expense increased $7.8 million, or 31%, from $25.4 million during the six months ended June 30, 2011 to $33.2 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011 and 2012 at higher premiums.

During the six months ended June 30, 2012 and 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the six months ended June 30, 2012, there were recoveries of approximately $973 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $896 thousand related to a previous write-down on our Non-Agency MBS for the six months ended June 30, 2011.

Total expenses were $7.72 million for the six months ended June 30, 2012, compared to $7.47 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, we incurred management fees of approximately $5.7 million, which is based on a percentage of our equity. From June 30, 2011 to June 30, 2012, we had raised capital of approximately $56 million. This had the effect of an increase in the management fee of approximately $336 thousand (see Note 10 to the accompanying unaudited financial statements). Due to the Externalization, we no longer incur compensation costs, compared with compensation and related costs of approximately $5.8 million for the six months ended June 30, 2011. “Other expenses” increased $362 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Financial Condition

Agency MBS Portfolio

At June 30, 2012, we held agency mortgage assets which had an amortized cost of approximately $8.92 billion, consisting primarily of approximately $7.27 billion of adjustable-rate Agency MBS, approximately $1.65 billion of fixed-rate Agency MBS and approximately $3 million of floating-rate CMOs. This amount represents an approximately 4% increase from the $8.57 billion held at December 31, 2011. Of the adjustable-rate Agency MBS owned by us, 29% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 71% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at June 30, 2012 and December 31, 2011, classified by type of issuer (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$6,369,941	69.6%	$6,008,951	68.6%
Freddie Mac (FHLMC)	2,764,395	30.2	2,735,842	31.2
Ginnie Mae (GNMA)	16,402	0.2	17,101	0.2

Total Agency MBS:	$9,150,738	100.0%	$8,761,894	100.0%

The following table classifies the fair value of our Agency MBS owned at June 30, 2012 and December 31, 2011 by type of interest rate index (dollar amounts in thousands):

	June 30, 2012		December 31, 2011
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$2,672	0.0%	$3,130	0.0%
Six-month LIBOR	69,257	0.8	73,345	0.8
One-year LIBOR	7,039,262	76.9	6,699,300	76.5
Six-month certificate of deposit	1,149	0.0	1,177	0.0
Six-month constant maturity treasury	341	0.0	360	0.0
One-year constant maturity treasury	306,817	3.4	329,685	3.8
Cost of Funds Index	22,982	0.2	24,968	0.3
15-year fixed-rate	1,278,573	14.0	1,121,500	12.8
30-year fixed-rate	429,685	4.7	508,429	5.8

Total Agency MBS:	$9,150,738	100.0%	$8,761,894	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011 were as follows:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.23%	3.22%	3.27%	3.36%
Hybrid adjustable-rate Agency MBS	2.94	3.09	3.22	3.40
15-year fixed-rate Agency MBS	3.35	3.65	3.66	3.68
30-year fixed-rate Agency MBS	5.56	5.55	5.55	5.54
CMOs	1.05	1.05	1.09	1.02

Total Agency MBS:	3.18%	3.31%	3.42%	3.56%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	102.89%	102.86%	102.83%	102.78%
15-year fixed-rate Agency MBS	103.04	103.36	103.29	103.22
30-year fixed-rate Agency MBS	100.84	100.83	100.82	102.59

Total Agency MBS:	102.82%	102.82%	102.78%	102.72%

Current yield (weighted average coupon divided by average amortized cost)	3.09%	3.22%	3.33%	3.47%

The following information pertains to our repurchase agreement borrowings at June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011:

	June 30 , 2012	March 31, 2012	December 31, 2011	September 30, 2011
	(dollar amounts in thousands)
Repurchase agreements outstanding	$7,822,000	$7,600,000	$7,595,000	$7,435,000
Average repurchase agreements outstanding	7,779,293	7,629,890	7,509,746	7,296,587
Average interest rate on outstanding repurchase agreements	0.38%	0.33%	0.36%	0.26%
Average days to maturity	32 days	34 days	38 days	38 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.11%	1.05%	1.18%	1.15%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	436 days	445 days	436 days	452 days
Weighted average haircuts(1)	4.83%	4.81%	4.82%	4.82%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At June 30, 2012 and December 31, 2011, the unamortized net premium paid for our Agency MBS was approximately $245.3 million and $231.5 million, respectively.

At June 30, 2012, the current yield declined to 3.09% from 3.22% at March 31, 2012 and from 3.33 % at December 31, 2011. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 12 basis points per quarter. For the three months ended June 30, 2012, the weighted average coupon for our total Agency MBS declined by 13 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions declined from 1.18% at December 31, 2011 to 1.11% at June 30, 2012. The majority of the decline was due to a decrease in interest rates we paid on our interest rate swap agreements. Please see the discussion on this in the section entitled “Hedging” which follows below.

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and that are secured primarily by first-lien residential mortgage loans. At June 30, 2012, our Non-Agency MBS portfolio consisted of a fair value of $714 thousand of floating-rate CMOs with an average coupon of 0.49%, which were acquired at par value. At December 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $1.6 million of floating-rate CMOs with an average coupon of 0.54%, which were acquired at par value. The decrease was due primarily to a decrease in an unrealized gain of approximately $871 thousand.

At June 30, 2012 and December 31, 2011, the amortized cost of our Non-Agency MBS was zero and zero, respectively.

At June 30, 2012, two securities representing the principal balance of our Non-Agency MBS portfolio were rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at June 30, 2012 and December 31, 2011 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at June 30, 2012 and December 31, 2011. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited financial statements.

At June 30, 2012, the fair value of our Non-Agency MBS portfolio was approximately $0.7 million, the principal balance was approximately $11.4 million and the original principal balance was approximately $60 million. At December 31, 2011, the fair value of our Non-Agency MBS portfolio was approximately $1.6 million, the principal balance was approximately $22.3 million and the original principal balance was approximately $60 million.

At June 30, 2012, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.14%, the average securitization principal of Anworth-owned tranches was 9.04% and the average securitization principal senior to Anworth-owned tranches was 90.82%. At December 31, 2011, the average securitization principal subordinate to Anworth-owned tranches was 0.12%, the average securitization principal of Anworth-owned tranches was 12.21% and the average securitization principal senior to Anworth-owned tranches was 87.67%.

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

The following table pertains to our interest rate swap agreements at June 30, 2012, March 31, 2012, December 31, 2011 and September 30, 2011, respectively:

	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
Aggregate notional amount of swap agreements	$3.18 billion	$3.08 billion	$3.03 billion	$2.93 billion
Average maturity of swap agreements	2.9 years	2.9 years	2.9 years	3.0 years
Weighted average interest rate paid on swap agreements	2.25%	2.32%	2.51%	2.55%
Swap agreements as a percentage of outstanding repurchase agreements	41%	41%	40%	40%

The decrease in the weighted average interest rate that we paid on our swap agreements during the three months ended June 30, 2012 was due primarily to the maturity of one swap agreement with a notional amount of $100 million with an interest rate of 1.7875% and the addition of swap agreements with an aggregate notional amount of $200 million with a weighted average interest rate of 0.94%. At June 30, 2012, there were unrealized losses of approximately $99.5 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $7.82 billion at June 30, 2012. As collateral for these repurchase agreements, we pledged approximately $8.3 billion in Agency MBS. Our other significant source of funds for the three months ended June 30, 2012 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $612 million.

For the three months ended June 30, 2012, there was a net decrease in cash and cash equivalents of approximately $4.5 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended June 30, 2012 was approximately $89.9 million. This is comprised of net income of $25.8 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $17.4 million and the amortization of restricted stock of $30 thousand, partially offset by recoveries on Non-Agency MBS of approximately $350 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $135.7 million (due primarily to a decrease in payables for securities purchased), partially offset by a decrease in interest receivable of approximately $491 thousand, a decrease in prepaid expenses and other assets of approximately $1.3 million, and an increase in accrued interest payable of approximately $1.2 million;

•

Net cash used in investing activities for the three months ended June 30, 2012 was approximately $116.1 million, which consisted of purchases of Agency MBS of approximately $728.5 million, partially offset by $612 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $350 thousand; and

•

Net cash provided by financing activities for the three months ended June 30, 2012 was approximately $205 million. This consisted of borrowings on repurchase agreements of approximately $11.41 billion, partially offset by repayments on repurchase agreements of approximately $11.19 billion. This also included net proceeds from common stock issued of approximately $13.3 million, less dividends paid of $28.6 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at June 30, 2012, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 26 days to three months. At June 30, 2012, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2012, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.25x at December 31, 2011 to 7.1x at June 30, 2012. The decrease in leverage was due primarily to an increase in total stockholders’ equity of approximately $59.2 million, resulting primarily from an increase in accumulated other comprehensive income of approximately $34.7 million and an increase in additional paid-in capital of approximately $25.9 million, partially offset by the increase in repurchase agreements outstanding, from approximately $7.6 billion at December 31, 2011 to approximately $7.82 billion at June 30, 2012.

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

During the three months ended June 30, 2012, we raised approximately $13.29 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

During the three months ended June 30, 2012, we did not issue any shares of common stock, Series A Preferred Stock or Series B Preferred Stock under our 2011 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited financial statements). At June 30, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

During the three months ended June 30, 2012, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as related to the new sublease agreement we entered into with PIA as previously described in Note 10 to the accompanying unaudited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2012 was $1.041 billion. Common stockholders’ equity was approximately $993 million or a book value of $7.19 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $183.7 million, or 2.06% of the amortized cost of our Agency MBS, at June 30, 2012. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $99.5 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $714 thousand, constitutes the total “Accumulative other comprehensive income” of approximately $84.9 million.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 11, 2012 from 3.7329 shares of our common stock to 3.7698 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.95 and (2) the annualized common stock dividend yield was 10.3552%.

From July 1, 2012 through August 6, 2012, we issued an aggregate of 1,105,810 shares of common stock at a weighted average price of $6.55 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $7.25 million.

From July 1, 2012 through August 6, 2012, there were two transactions to convert an aggregate of 1,402 shares of our Series B Preferred Stock into an aggregate of 5,232 shares of our common stock (at the then-current conversion rate of 3.7329).

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

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage assets could be limited. This problem would be magnified to the extent we acquire mortgage assets that are not fully indexed. Further, some ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net interest income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net interest income, dividend yield and the market price of our common stock.

Most of our adjustable-rate assets are based on the one-year constant maturity treasury rate and the one-year LIBOR rate and our debt obligations are generally based on LIBOR. These indices generally move in the same direction, but there can be no assurance that this will continue to occur.

Our ARM assets and borrowings reset at various different dates for the specific asset or obligation. In general, the repricing of our debt obligations occurs more quickly than on our assets. Therefore, on average, our cost of funds may rise or fall more quickly than does our earnings rate on the assets.

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2012, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments (1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,278,573	14.0%	$0	0.0%
30-year fixed-rate investments	429,685	4.7	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	569,705	6.2	7,822,000	100.0
Greater than 3 months and less than 1 year	1,602,320	17.5	0	0.0
Greater than 1 year and less than 2 years	20,384	0.2	0	0.0
Greater than 2 years and less than 3 years	760,557	8.3	0	0.0
Greater than 3 years and less than 5 years	4,256,038	46.5	0	0.0
Greater than 5 years	234,190	2.6	0	0.0

Total:	$9,151,452	100.0%	$7,822,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments (1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,121,500	12.8%	$0	0.0%
30-year fixed-rate investments	508,429	5.8	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	488,771	5.6	7,595,000	100.0
Greater than 3 months and less than 1 year	1,578,023	18.0	0	0.0
Greater than 1 year and less than 2 years	352,885	4.0	0	0.0
Greater than 2 years and less than 3 years	265,832	3.0	0	0.0
Greater than 3 years and less than 5 years	4,232,101	48.3	0	0.0
Greater than 5 years	215,938	2.5	0	0.0

Total:	$8,763,479	100.0%	$7,595,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2012, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 32 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 436 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the August 2011 debt ceiling agreement and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On June 21, 2012, Moody’s Investor Service, one of the primary rating agencies, downgraded the credit ratings of 15 of the largest global banks from one to three grades. This could have the effect of reducing the availability of financing in general or lead to changes in credit terms such as collateral requirements or length of financing. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2012, we had unrestricted cash of approximately $4 million and approximately $794 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

We often purchase mortgage assets that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these assets. In accordance with accounting rules, we amortize this premium over the term of the MBS. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying MBS were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate. This would reduce our income.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2012 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–93.2%	–2.9%
–1%	–59.5%	–1.0%
0%	0%	0%
1%	–10.9%	–1.2%
2%	–50.0%	–3.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of June 30, 2012, the aggregate notional amount of the interest rate swap agreements was $3.18 billion and the weighted average maturity was 2.9 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–17.7%	–1.0%
–1%	16.1%	0.0%
0%	0%	0%
1%	9.3%	–2.2%
2%	–66.1%	–5.4%

Item 4.	Controls and Procedures

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

The following are additional risk factors and changes to certain risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q together with those previously disclosed in our Annual Report on Form 10-K, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Certain actions taken or that may be taken in the future by the U.S. government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies, have taken and are considering taking actions to address the financial crisis. During 2011, the Federal Reserve increased its holdings of U.S. Treasury securities and now owns more than $1 trillion of such securities. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist”, in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions occurred during 2012. In June 2012, the Federal Reserve announced that it extended its “Operation Twist” bond swap program by buying through year-end 2012 another $267 billion worth of securities whose maturities would range between six to thirty years and selling a similar amount of securities with durations of three years or less. In the future, the Federal Reserve may continue these actions or may take other similar actions. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to spur economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

The following additional risk factors have been added since the filing of our 2011 Annual Report on Form 10-K:

Failure of our external manager to comply with SEC rules and regulations could cause various disciplinary actions which could cause a disruption in services provided to us and may impact our business operations and our profitability.

Under recent rules promulgated under the Dodd-Frank Financial Reform and Consumer Protection Act (“Dodd-Frank Act”), Anworth Management, LLC, our external manager, is considered an investment adviser. In reliance on the SEC’s ABA no-action letter dated January 18, 2012, Anworth Management, LLC is considered a “relying adviser,” which means that its registration as an investment adviser is integrated into the existing registration of Pacific Income Advisers (“PIA”), which is known as the “filing adviser”. Anworth Management, LLC and PIA are both subject to the Investment Advisers Act of 1940 and the rules and regulations of the SEC and also are subject to examination by the SEC. Any failure by Anworth Management, LLC, PIA, or any of their respective employees to comply with such rules and regulations could cause various disciplinary actions, up to and including loss of registration status as investment advisers. Such disciplinary actions could lead to disruptions in the services provided to us which may impact our business operations and our profitability.

A change in the LIBOR setting process could affect the interest rates that repurchase agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income.

LIBOR is an unregulated rate based on estimates that lenders send in daily to the British Bankers’ Association, a trade group that compiles this information and publishes daily the LIBOR rate. The recent settlement in the second quarter of 2012 between Barclays PLC and British and U.S. banking authorities will require Barclays PLC to base its LIBOR submissions on market prices rather than estimates of its borrowing costs. The settlement will also require an independent auditor to review this process and report back to the Commodities Futures Trading Commission. If there are other settlements with other financial institutions over the LIBOR setting process, it is likely that the way LIBOR is calculated will change and may become a regulated process subject to review by British and U.S. banking authorities. A change in the LIBOR setting process could affect the interest rates that repurchase agreement counterparties charge on borrowings in general and could affect our borrowing agreements, which could have an adverse impact on our net interest income.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2012. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 28, 2012 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 27, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 27, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

Exhibit Number	Description
3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2004)

10.2*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*	2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933, as amended, on March 14, 2012)

10.4	Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5	Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6	Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7	Sublease dated June 13, 2002, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed with the SEC on August 14, 2002) as amended by Amendment to Sublease dated July 8, 2003 (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, as filed with the SEC on August 8, 2003)

Exhibit Number	Description
10.8	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.9	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.10*	Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.11*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.13*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.14	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.15	Management Agreement by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.16	Sublease dated as of January 26, 2012, between Anworth and PIA

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description
101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Extension Labels Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 6, 2012	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 6, 2012	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)