Form 10-Q
period 2012-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2012-11-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

At November 5, 2012, the registrant had 142,727, 068 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,509,651	$8,068,829
Agency MBS at fair value	700,843	644,694
Paydowns receivable	54,259	48,371

	9,264,753	8,761,894
Non-Agency MBS at fair value	543	1,585
Cash and cash equivalents	994	8,877
Interest and dividends receivable	26,595	28,085
Prepaid expenses and other	13,259	13,328

Total Assets	$9,306,144	$8,813,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,756	$23,788
Repurchase agreements	7,960,000	7,595,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	108,695	96,808
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	449	450
Dividends payable on common stock	21,250	28,083
Payable for securities purchased	26,342	20,679
Accrued expenses and other	1,196	1,044

Total Liabilities	$8,177,079	$7,804,243

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($26,379 and $28,789, respectively); 1,055 and 1,152 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$24,956	$27,239

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,888 and $46,888, respectively); 1,876 and 1,876 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	$45,397	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares; 141,666 and 134,115 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,417	1,341
Additional paid-in capital	1,195,524	1,145,733
Accumulated other comprehensive income consisting of unrealized losses and gains	124,355	50,223
Accumulated deficit	(262,584)	(260,407)

Total Stockholders’ Equity	$1,104,109	$982,287

Total Liabilities and Stockholders’ Equity	$9,306,144	$8,813,769

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Interest on Agency MBS	$47,170	$54,435	$150,706	$170,315
Interest on Non-Agency MBS	7	33	47	117
Other income	14	14	44	36

	47,191	54,482	150,797	170,468

Interest expense:
Interest expense on repurchase agreements	21,408	21,010	62,651	65,849
Interest expense on junior subordinated notes	339	320	1,024	960

	21,747	21,330	63,675	66,809

Net interest income	25,444	33,152	87,122	103,659
Recoveries on Non-Agency MBS	299	830	1,272	1,726
Expenses:
Management fee	(2,892)	0	(8,603)	0
Compensation, incentive compensation and benefits	0	(2,641)	0	(8,461)
Other expenses	(900)	(792)	(2,907)	(2,437)

Total expenses	(3,792)	(3,433)	(11,510)	(10,898)

Net income	21,951	30,549	76,884	94,487

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(3,033)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(412)	(450)	(1,311)	(1,392)

Net income to common stockholders	$20,528	$29,088	$72,540	$90,062

Basic earnings per common share	$0.15	$0.22	$0.53	$0.71
Diluted earnings per common share	$0.15	$0.22	$0.52	$0.70
Basic weighted average number of shares outstanding	139,209	131,886	137,120	126,979
Diluted weighted average number of shares outstanding	143,148	136,099	141,252	131,192

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$21,951	$30,549	$76,884	$94,487

Available-for-sale Agency MBS, fair value adjustment	48,849	25,168	86,869	69,326
Available-for-sale Non-Agency MBS, fair value adjustment	(171)	(776)	(1,042)	(1,519)
Unrealized (losses) on cash flow hedges	(22,350)	(56,906)	(52,454)	(98,286)
Reclassification adjustment for interest expense included in net income	13,122	16,551	40,759	52,169

Other comprehensive income (loss)	39,450	(15,963)	74,132	21,690

Comprehensive income	$61,401	$14,586	$151,016	$116,177

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	$1,585	$(97,025)	$(260,407)	$982,287

Issuance of common stock		1,958		20	12,492					12,512
Other comprehensive income (loss), fair value adjustments and reclassifications						24,899	(577)	6,165		30,487
Net income									29,122	29,122
Amortization of restricted stock					70					70
Dividend declared - $0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared - $0.390625 per Series B Preferred share									(450)	(450)
Dividend declared - $0.21 per common share									(28,575)	(28,575)

Balance, March 31, 2012	1,876	136,073	$45,397	$1,361	$1,158,295	$170,562	$1,008	$(90,860)	$(261,321)	$1,024,442

Issuance of common stock		2,005		20	13,257					13,277
Other comprehensive income (loss), fair value adjustments and reclassifications						13,121	(294)	(8,632)		4,195
Net income									25,812	25,812
Amortization of restricted stock					30					30
Dividend declared - $0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared - $0.390625 per Series B preferred share									(449)	(449)
Dividend declared - $0.18 per common share									(24,855)	(24,855)

Balance, June 30, 2012	1,876	138,078	$45,397	$1,381	$1,171,582	$183,683	$714	$(99,492)	$(261,824)	$1,041,441

Issuance of common stock		3,588		36	23,891					23,927
Other comprehensive income (loss), fair value adjustments and reclassifications						48,849	(171)	(9,228)		39,450
Net income									21,951	21,951
Amortization of restricted stock					51					51
Dividend declared - $0.539063 per Series A preferred share									(1,011)	(1,011)
Dividend declared - $0.390625 per Series B preferred share									(450)	(450)
Dividend declared - $0.15 per common share									(21,250)	(21,250)

Balance, September 30, 2012	1,876	141,666	$45,397	$1,417	$1,195,524	$232,532	$543	$(108,720)	$(262,584)	$1,104,109

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Activities:
Net income	$21,951	$30,549	$76,884	$94,487
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	19,382	16,482	52,588	41,858
Amortization of restricted stock	51	70	152	211
Recovery on Non-Agency MBS	(299)	(830)	(1,272)	(1,726)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	369	124	1,490	(1,646)
Decrease (increase) in prepaid expenses and other	175	(3,002)	69	(11,386)
(Decrease) increase in accrued interest payable	(584)	(1,138)	(2,839)	966
(Decrease) increase in accrued expenses and payables for securities purchased	(93,537)	12,843	5,815	(203,374)

Net cash (used in) provided by operating activities	$(52,492)	$55,098	$132,887	$(80,610)

Investing Activities:
Available-for-sale Agency MBS:
Purchases	$(767,113)	$(930,054)	$(2,323,082)	$(2,584,367)
Principal payments	682,565	688,467	1,854,504	1,603,087
Available-for-sale Non-Agency MBS:
Principal payments	299	830	1,272	2,415

Net cash (used in) investing activities	$(84,249)	$(240,757)	$(467,306)	$(978,865)

Financing Activities:
Borrowings from repurchase agreements	$11,813,000	$8,659,000	$32,923,875	$25,943,655
Repayments on repurchase agreements	(11,675,000)	(8,469,000)	(32,558,875)	(24,883,655)
Proceeds from common stock issued, net	21,644	20,275	47,432	82,039
Proceeds from Series B Preferred stock issued, net	0	1,039	0	5,065
Series A Preferred stock dividends paid	(1,011)	(1,011)	(3,033)	(3,033)
Series B Preferred stock dividends paid	(449)	(450)	(1,349)	(1,372)
Common stock dividends paid	(24,855)	(32,654)	(81,514)	(90,537)

Net cash provided by financing activities	$133,329	$177,199	$326,536	$1,052,162

Net (decrease) in cash and cash equivalents	$(3,412)	$(8,460)	$(7,883)	$(7,313)
Cash and cash equivalents at beginning of period	4,406	11,768	8,877	10,621

Cash and cash equivalents at end of period	$994	$3,308	$994	$3,308

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$22,330	$22,468	$66,514	$65,843

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	31	$122,559	$(437)	215	$294,333	$(3,569)	246	$416,892	$(4,006)

December 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$832,151	$(3,358)	304	$589,363	$(9,544)	348	$1,421,514	$(12,902)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency

MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2012.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to seven years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with ASC 815-10. We do not issue or hold derivative contracts for speculative purposes.

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

Credit Risk

At September 30, 2012, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded each of U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2012 relative to any tax positions taken prior to January 1, 2012. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2012. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2007 and 2006, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2012 and 2011 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2012
Basic EPS	$20,528	139,209	$0.15
Effect of dilutive securities	412	3,939	0.00

Diluted EPS	$20,940	143,148	$0.15

For the three months ended September 30, 2011
Basic EPS	$29,088	131,886	$0.22
Effect of dilutive securities	450	4,213	0.00

Diluted EPS	$29,538	136,099	$0.22

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2012
Basic EPS	$72,540	137,120	$0.53
Effect of dilutive securities	1,311	4,132	(0.01)

Diluted EPS	$73,851	141,252	$0.52

For the nine months ended September 30, 2011
Basic EPS	$90,062	126,979	$0.71
Effect of dilutive securities	1,392	4,213	(0.01)

Diluted EPS	$91,454	131,192	$0.70

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 supersedes most of the guidance in ASC 820 (formerly FASB Statement No. 157), although many of the changes are clarifications of existing guidance or wording changes to align with International Financial Reporting Standards, or IFRS, 13. Additionally, this ASU requires (i) disclosure of any transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) disclosure when the highest and best use of a non-financial asset differs from its current use; (iii) disclosure of fair value by level for each class of assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed; and (iv) disclosure of information about measurement uncertainty in the form of a sensitivity analysis for recurring fair value measurements categorized in Level 3 of the fair value hierarchy unless another ASC topic specifies that such disclosure is not required. This ASU became effective for our financial statements beginning with the first quarter of 2012. We have adopted this ASU and it did not have a material impact on our financial statements.

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 supersedes some of the guidance in ASC 220. The main provisions of this ASU provide that an entity that reports items of other comprehensive income has the option to present comprehensive income in either one or two consecutive financial statements: (i) in a single statement where an entity must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or (ii) in a two-statement approach where an entity must present the components of net income and total net income in the first statement, with that first statement being immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income. The previous option in GAAP that permitted the presentation of other comprehensive income in the statement of changes in equity has been eliminated. This ASU became effective for our financial statements beginning with the first quarter of 2012. We have adopted this ASU and it did not have a material impact on our financial statements.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At September 30, 2012 and December 31, 2011, we did not have any reverse repurchase agreements outstanding. During the three months ended September 30, 2012, the maximum amount of reverse repurchase agreements outstanding was $103,000,000 and the average amount outstanding was $7,589,511. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities with an aggregate fair value equal to the amount of the loans.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2012 and December 31, 2011, which are carried at their fair value (amounts in thousands):

September 30, 2012

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$16,179	$2,833,604	$6,128,179	$8,977,962
Paydowns receivable(1)	0	54,259	0	54,259
Unrealized gains	22	68,836	167,680	236,538
Unrealized losses	(219)	(1,203)	(2,584)	(4,006)

Fair value	$15,982	$2,955,496	$6,293,275	$9,264,753

Agency MBS (By Security Type)	ARMs	Hybrid ARMs	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS
Amortized cost	$1,987,618	$5,169,419	$1,463,848	$354,620	$2,457	$8,977,962
Paydowns receivable(1)	5,342	48,917	0	0	0	54,259
Unrealized gains	73,043	92,502	39,004	31,979	10	236,538
Unrealized losses	(2,762)	(1,240)	0	(4)	0	(4,006)

Fair value	$2,063,241	$5,309,598	$1,502,852	$386,595	$2,467	$9,264,753

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	543

Fair value	$543

At September 30, 2012, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.47%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $543 thousand at September 30, 2012 from a fair value of approximately $1.6 million at December 31, 2011. One of these two securities paid-off. The details of this decline are set forth in Note 6.

At September 30, 2012, the remaining security representing the principal balance of our Non-Agency MBS portfolio was rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At September 30, 2012 and December 31, 2011, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	September 30, 2012		December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	4,125,000	0.42	3,630,000	0.33
30 days to 90 days	3,835,000	0.42	3,965,000	0.38
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$7,960,000	0.42%	$7,595,000	0.36%

Weighted average maturity	34 days		38 days
Weighted average term to maturity (after adjusting for interest rate swap transactions)	437 days		436 days
Weighted average borrowing rate (after adjusting for interest rate swap transactions)	1.04%		1.18%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,509,651		$8,068,829

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At September 30, 2012, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Prior to December 31, 2008, we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At September 30, 2012, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at September 30, 2012 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at September 30, 2012.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At September 30, 2012, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total

Assets:
Agency MBS(1)	$0	$9,264,753	$0	$9,264,753
Non-Agency MBS(2)	$0	$0	$543	$543
Liabilities:
Derivative instruments(3)	$0	$108,695	$0	$108,695

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.

(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2012 and December 31, 2011, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,585
Principal paydowns	(1,272)
Recoveries	1,272
Decrease in unrealized gains	(1,042)

Balance at September 30, 2012	$543

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2012, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2012, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended September 30, 2012, there were two transactions to convert an aggregate of 1,402 shares of our Series B Preferred Stock into an aggregate of 5,232 shares of our common stock (at the then-current conversion rate of 3.7329), and six transactions to convert an aggregate of 95,000 shares of our Series B Preferred Stock into an aggregate of 358,130 shares of our common stock (at the then-current conversion rate of 3.7698).

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2012, our authorized capital included 200,000,000 shares of common stock, of which 141,666,354 shares were issued and outstanding.

At September 30, 2012, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At September 30, 2012, there were 1,875,500 shares of Series A Preferred Stock issued and outstanding and 1,055,158 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended September 30, 2012, we did not sell any shares of our common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Sales Agreement. At September 30, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended September 30, 2012, we issued an aggregate of 3,225,176 shares of our common stock at a weighted average price of $6.71 per share under the 2012 Plan, resulting in proceeds to us of approximately $21.64 million. At September 30, 2012, there were approximately 21.8 million shares remaining under the 2012 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At September 30, 2012, approximately $547.5 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan. As of September 30, 2012, we have issued 2,832,000 shares of common stock under the 2004 Equity Compensation Plan. This amount includes 925,000 shares of unexercised stock options, restricted stock and restricted stock units.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. From October 3, 2011 through December 31, 2011, we had repurchased an aggregate of 834,075 shares at a weighted average price of $6.30 per share under this program. From January 1, 2012 through September 30, 2012, we have not repurchased any additional shares under this program. Our board of directors had also authorized the Company to repurchase an amount of common stock up to the amount of common stock sold through the Company’s 2012 Dividend Reinvestment and Stock Purchase Plan.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $58.14 per square foot. The base monthly rental for us will be $35,367.80, which will be increased by 3% per annum beginning on July 1, 2013. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2012, we paid $106 thousand and $275 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, compared to $85 thousand and $241 thousand for the three and nine months ended September 30, 2011, respectively.

At September 30, 2012, the future minimum lease commitment is as follows (in whole dollars):

Year	2012	2013	2014	2015	2016	Thereafter	Total Commitment
Commitment	$106,103	$430,766	$443,669	$456,987	$470,720	$2,851,003	$4,759,248

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited statements of income are fees of $52 thousand and $154 thousand, respectively, paid to PIA in connection with this agreement during the three and nine months ended September 30, 2012. During the three and nine months ended September 30, 2011, we paid fees of $50 thousand and $148 thousand, respectively, to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2012, 668,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2012, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants. During the three and nine months ended September 30, 2011, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2012, we paid or accrued $87 thousand and $314 thousand, respectively, related to DERs granted. During the three and nine months ended September 30, 2011, we paid or accrued $134 thousand and $425 thousand, respectively, related to DERs granted.

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

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2012, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.09 billion and a weighted average maturity of 3.0 years. During the three months ended September 30, 2012, three swap agreements with an aggregate notional amount of $240 million matured. During the three months ended September 30, 2012, we entered into three new swap agreements with an aggregate notional amount of $150 million and terms of up to seven years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.8075% to 4.475%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2012 and December 31, 2011, our swap agreements had the following notional amounts (dollar amounts in thousands), weighted average interest rates and remaining terms (in months):

	September 30, 2012			December 31, 2011
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$405,000	3.40%	5	$520,000	3.92%	5
1 year to 2 years	325,000	2.31	17	375,000	3.32	14
2 years to 3 years	510,000	2.17	30	410,000	2.07	28
3 years to 4 years	1,250,000	1.89	42	680,000	2.07	42
Over 4 years	600,000	1.16	58	1,045,000	1.98	54

	$3,090,000	2.04%	36	$3,030,000	2.51%	34

Swap Agreements by Counterparty

	September 30, 2012	December 31, 2011
	(in thousands)
Deutsche Bank Securities	$750,000	$700,000
JPMorgan Securities	750,000	500,000
RBS Greenwich Capital	485,000	485,000
Nomura Securities International	450,000	450,000
Credit Suisse	205,000	395,000
ING Financial	150,000	0
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	50,000
Citigroup	0	200,000

	$3,090,000	$3,030,000

During the three months ended September 30, 2012, there was an increase in unrealized losses of approximately $9.2 million, from approximately $99.5 million in unrealized losses at June 30, 2012 to $108.7 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on cash flow hedges of $22.3 million and a reclassification adjustment for interest expense included in net income of $13.1 million).

At September 30, 2012, we had liability derivatives of approximately $108.7 million (shown on our unaudited balance sheets).

During the three months ended September 30, 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is seven years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the three and nine months ended September 30, 2012, the amounts amortized into interest expense were approximately $63 thousand and $192 thousand, respectively, and the remaining amount at September 30, 2012 to be amortized was approximately $56 thousand. During the three and nine months ended September 30, 2011, the amounts amortized into interest expense were approximately $65 thousand and $94 thousand, respectively.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended		Nine Months Ended
	September 30 ,		September 30 ,
	2012	2011	2012	2011
	(in thousands)		(in thousands)
Legal and accounting fees	$108	$146	$387	$459
Printing and stockholder communications	30	20	196	204
Directors and Officers insurance	109	107	325	324
DERs expense(1)	87	0	314	0
Amortization of restricted stock(2)	51	0	152	0
Software implementation and maintenance	81	64	215	194
Administrative service fees	52	50	154	148
Rent	106	85	275	241
Stock exchange and filing fees	57	48	179	149
Custodian fees	35	33	102	98
Sarbanes-Oxley consulting fees	25	41	82	69
Board of directors fees and expenses	100	90	253	242
Securities data services	15	28	75	82
Other	44	80	198	227

Total	$900	$792	$2,907	$2,437

(1)	For the three and nine months ended September 30, 2011, “DERs expense” of $134 thousand and $425 thousand, respectively, were included in “Compensation expense”.
(2)	For the three and nine months ended September 30, 2011, “Amortization of restricted stock” of $51 thousand and $152 thousand, respectively, were included in “Compensation expense”.

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 9, 2012 from 3.7698 shares of our common stock to 3.7930 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.83 and (2) the annualized common stock dividend yield was 8.7861%.

From October 1, 2012 through November 7, 2012, we issued an aggregate of 1,060,714 shares of common stock at a weighted average price of $5.99 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $6.36 million.

From October 1, 2012 through November 2, 2012, we had repurchased an aggregate of 22,000 shares of our common stock at a weighted average price of $6.15 per share under our share repurchase program.

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

We are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2012, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2011 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At September 30, 2012, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

On September 13, 2012, the Federal Reserve announced that it would be implementing a third round of “quantitative easing” by buying $40 billion of MBS per month. These purchases will be open-ended, meaning they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced that the Fed Funds rate would remain at exceptionally low levels until at least mid-2015.

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

September 30,
2012
Total assets	$9.31 billion

Fair value of Agency MBS	$9.26 billion

Adjustable-rate Agency MBS (less than 1 year reset)	22%
Adjustable-rate Agency MBS (1-2 year reset)	0%
Adjustable-rate Agency MBS (2-5 year reset)	51%
Adjustable-rate Agency MBS (> 5-year reset)	6%
15-year fixed-rate Agency MBS	17%
30-year fixed-rate Agency MBS	4%

100%

Stockholders’ equity available to common stockholders at September 30, 2012 was approximately $1.056 billion, or $7.45 per share. The $1.056 billion equals total stockholders’ equity of $1.104 billion less the Series A Preferred Stock liquidating value of approximately $46.9 million and less the difference between the Series B Preferred Stock liquidating value of approximately $26.4 million and the proceeds from its sale of approximately $25 million.

Results of Operations

Three Months Ended September 30, 2012 Compared to September 30, 2011

For the three months ended September 30, 2012, our net income available to common stockholders was $20.5 million, or $0.15 per diluted share, based on a weighted average of 143.1 million fully diluted shares outstanding. This includes net income of $22 million minus the payment of preferred dividends of $1.5 million. For the three months ended September 30, 2011, our net income available to common stockholders was $29.1 million, or $0.22 per diluted share, based on a weighted average of 136.1 million fully diluted shares outstanding. This included net income of $30.6 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended September 30, 2012 was approximately $25.4 million, or 38.2% of gross income, compared to approximately $33.2 million, or 46.7% of gross income, for the three months ended September 30, 2011. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended September 30, 2012 was approximately $47.2 million, compared to approximately $54.5 million for the three months ended September 30, 2011, a decrease of 13.4%, due primarily to an increase in premium amortization of approximately $2.9 million, a decrease in the coupons on our MBS (from 3.526% during the three months ended September 30, 2011 to 3.036% during the three months ended September 30, 2012), partially offset by an increase in the average MBS outstanding (from $8.04 billion during the three months ended September 30, 2011 to $8.76 billion during the three months ended September 30, 2012). Interest expense for the three months ended September 30, 2012 was approximately $21.7 million, compared to approximately $21.3 million for the three months ended September 30, 2011, an increase of 2%, which resulted primarily from an increase in the average repurchase agreement borrowings outstanding from $7.3 billion at September 30, 2011 to $7.96 billion at September 30, 2012, partially offset by a decline in weighted average interest rates after the effect of the swap agreements (from 1.142% at September 30, 2011 to 1.066% at September 30, 2012).

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

During the three months ended September 30, 2012, premium amortization expense increased $2.9 million, or 17.6%, from $16.5 million during the three months ended September 30, 2011 to $19.4 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011 and 2012 at higher premiums.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2012			2011
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	22%	24%	26%	21%	22%	28%

During the three months ended September 30, 2012 and 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended September 30, 2012, there were recoveries of approximately $299 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $830 thousand related to a previous write-down on our Non-Agency MBS for the three months ended September 30, 2011.

Total expenses were approximately $3.8 million for the three months ended September 30, 2012, compared to approximately $3.4 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, we incurred management fees of approximately $2.9 million, which are based on a percentage of our equity. From September 30, 2011 to September 30, 2012, we had raised capital of approximately $62 million. This had the effect of an increase in the management fee for the third quarter of 2012 of approximately $186 thousand (see Note 10 to the accompanying unaudited financial statements). Due to the Externalization, we no longer incur compensation costs, compared with compensation and related costs of approximately $2.64 million for the three months ended September 30, 2011. “Other expenses” increased $108 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Nine Months Ended September 30, 2012 Compared to September 30, 2011

For the nine months ended September 30, 2012, our net income available to common stockholders was approximately $72.6 million, or $0.52 per diluted share, based on a weighted average of 141.3 million fully diluted shares outstanding. This includes net income of approximately $76.9 million minus the payment of preferred dividends of approximately $4.3 million. For the nine months ended September 30, 2011, our net income available to common stockholders was approximately $90.1 million, or $0.70 per diluted share, based on a weighted average of 131.2 million fully diluted shares outstanding. This included net income of approximately $94.5 million minus the payment of preferred dividends of approximately $4.4 million.

Net interest income for the nine months ended September 30, 2012 was approximately $87.1 million, or 42.8% of gross income, compared to approximately $103.7 million, or 48.8% of gross income, for the nine months ended September 30, 2011. Interest income (net of premium amortization expense) for the nine months ended September 30, 2012 was approximately $150.8 million, compared to approximately $170.5 million for the nine months ended September 30, 2011, a decrease of 11.5%, due primarily to an increase in premium amortization of approximately $10.7 million, a decrease in the average coupons on our MBS (from 3.656% during the nine months ended September 30, 2011 to 3.152% during the nine months ended September 30, 2012), partially offset by an increase in the average MBS outstanding (from $7.75 billion during the nine months ended September 30, 2011 to $8.60 billion during the nine months ended September 30, 2012). Interest expense for the nine months ended September 30, 2012 was $63.7 million, compared to approximately $66.8 million for the nine months ended September 30, 2011, a decrease of 4.7%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.27% at September 30, 2011 to 1.07% at September 30, 2012) and partially offset by an increase in the average borrowings outstanding, from $6.96 billion at September 30, 2011 to $7.79 billion at September 30, 2012.

During the nine months ended September 30, 2012, premium amortization expense increased approximately $10.7 million, or 25.6%, from approximately $41.9 million during the nine months ended September 30, 2011 to $52.6 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011 and 2012 at higher premiums.

During the nine months ended September 30, 2012 and 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the nine months ended September 30, 2012, there were recoveries of approximately $1.27 million related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $1.7 million related to a previous write-down on our Non-Agency MBS for the nine months ended September 30, 2011.

Total expenses were approximately $11.5 million for the nine months ended September 30, 2012, compared to approximately $10.9 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we incurred management fees of approximately $8.6 million, which is based on a percentage of our equity. From September 30, 2011 to September 30, 2012, we had raised capital of approximately $62 million. This had the effect of an increase in the management fee for the nine months ended September 30, 2012 of approximately $558 thousand (see Note 10 to the accompanying unaudited financial statements). Due to the Externalization, we no longer incur compensation costs, compared with compensation and related costs of approximately $8.46 million for the nine months ended September 30, 2011. “Other expenses” increased $470 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Financial Condition

Agency MBS Portfolio

At September 30, 2012, we held agency mortgage assets which had an amortized cost of approximately $8.98 billion, consisting primarily of approximately $7.16 billion of adjustable-rate Agency MBS, approximately $1.82 billion of fixed-rate Agency MBS and approximately $2 million of floating-rate CMOs. This amount represents an approximately 4.8% increase from the $8.57 billion held at December 31, 2011. Of the adjustable-rate Agency MBS owned by us, 27.8% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 72.2% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at September 30, 2012 and December 31, 2011, classified by type of issuer (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$6,293,275	67.9%	$6,008,951	68.6%
Freddie Mac (FHLMC)	2,955,496	31.9	2,735,842	31.2
Ginnie Mae (GNMA)	15,982	0.2	17,101	0.2

Total Agency MBS:	$9,264,753	100.0%	$8,761,894	100.0%

The following table classifies the fair value of our Agency MBS owned at September 30, 2012 and December 31, 2011 by type of interest rate index (dollar amounts in thousands):

	September 30, 2012		December 31, 2011
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$2,467	0.0%	$3,130	0.0%
Six-month LIBOR	66,624	0.7	73,345	0.8
One-year LIBOR	6,992,246	75.5	6,699,300	76.5
Six-month certificate of deposit	1,138	0.0	1,177	0.0
Six-month constant maturity treasury	324	0.0	360	0.0
One-year constant maturity treasury	290,643	3.2	329,685	3.8
Cost of Funds Index	21,864	0.2	24,968	0.3
15-year fixed-rate	1,502,852	16.2	1,121,500	12.8
30-year fixed-rate	386,595	4.2	508,429	5.8

Total Agency MBS:	$9,264,753	100.0%	$8,761,894	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011 were as follows:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Weighted Average Coupon:
Adjustable-rate Agency MBS	3.14%	3.23%	3.22%	3.27%
Hybrid adjustable-rate Agency MBS	2.87	2.94	3.09	3.22
15-year fixed-rate Agency MBS	3.16	3.35	3.65	3.66
30-year fixed-rate Agency MBS	5.56	5.56	5.55	5.55
CMOs	1.03	1.05	1.05	1.09

Total Agency MBS:	3.09%	3.18%	3.31%	3.42%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	102.99%	102.89%	102.86%	102.83%
15-year fixed-rate Agency MBS	103.11	103.04	103.36	103.29
30-year fixed-rate Agency MBS	100.86	100.84	100.83	100.82

Total Agency MBS:	102.92%	102.82%	102.82%	102.78%

Current yield (weighted average coupon divided by average amortized cost)	3.00%	3.09%	3.22%	3.33%

The following information pertains to our repurchase agreement borrowings at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011:

	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
	(dollar amounts in thousands )
Repurchase agreements outstanding	$7,960,000	$7,822,000	$7,600,000	$7,595,000
Average repurchase agreements outstanding	7,963,739	7,779,293	7,629,890	7,509,746
Average interest rate on outstanding repurchase agreements	0.42%	0.38%	0.33%	0.36%
Average days to maturity	34 days	32 days	34 days	38 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.04%	1.11%	1.05%	1.18%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	437 days	436 days	445 days	436 days
Weighted average haircuts(1)	4.81%	4.83%	4.81%	4.82%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At September 30, 2012 and December 31, 2011, the unamortized net premium paid for our Agency MBS was approximately $255.2 million and $231.5 million, respectively.

At September 30, 2012, the current yield declined to 3.00% from 3.09% at June 30, 2012 and from 3.33 % at December 31, 2011. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 11 basis points per quarter. For the three months ended September 30, 2012, the weighted average coupon for our total Agency MBS declined by 9 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions declined from 1.18% at December 31, 2011 to 1.04% at September 30, 2012. The majority of the decline was due to a decrease in interest rates we paid on our interest rate swap agreements. Please see the discussion on this in the section entitled “Hedging” which follows below.

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and that are secured primarily by first-lien residential mortgage loans. At September 30, 2012, our Non-Agency MBS portfolio consisted of a fair value of $543 thousand of floating-rate CMOs with an average coupon of 0.47%, which were acquired at par value. At December 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $1.6 million of floating-rate CMOs with an average coupon of 0.54%, which were acquired at par value. The decrease was due primarily to a decrease in an unrealized gain of approximately $1.04 million.

At September 30, 2012 and December 31, 2011, the amortized cost of our Non-Agency MBS was zero and zero, respectively.

At September 30, 2012, the remaining security representing the principal balance of our Non-Agency MBS portfolio was rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at September 30, 2012 and December 31, 2011 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at September 30, 2012 and December 31, 2011. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying unaudited financial statements.

At September 30, 2012, the fair value of our Non-Agency MBS portfolio was approximately $0.5 million, the principal balance was approximately $7.8 million and the original principal balance was approximately $40 million. At December 31, 2011, the fair value of our Non-Agency MBS portfolio was approximately $1.6 million, the principal balance was approximately $22.3 million and the original principal balance was approximately $60 million.

At September 30, 2012, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.16%, the average securitization principal of Anworth-owned tranches was 8.45% and the average securitization principal senior to Anworth-owned tranches was 91.39%. At December 31, 2011, the average securitization principal subordinate to Anworth-owned tranches was 0.12%, the average securitization principal of Anworth-owned tranches was 12.21% and the average securitization principal senior to Anworth-owned tranches was 87.67%.

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

The following table pertains to our interest rate swap agreements at September 30, 2012, June 30, 2012, March 31, 2012 and December 31, 2011, respectively:

	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2011
Aggregate notional amount of swap agreements	$3.09 billion	$3.18 billion	$3.08 billion	$3.03 billion
Average maturity of swap agreements	3.0 years	2.9 years	2.9 years	2.9 years
Weighted average interest rate paid on swap agreements	2.04%	2.25%	2.32%	2.51%
Swap agreements as a percentage of outstanding repurchase agreements	39%	41%	41%	40%

The decrease in the weighted average interest rate that we paid on our swap agreements during the three months ended September 30, 2012 was due primarily to the maturity of three swap agreements with an aggregate notional amount of $240 million with an interest rate of 4.337% and the addition of swap agreements with an aggregate notional amount of $150 million with a weighted average interest rate of 1.11%. At September 30, 2012, there were unrealized losses of approximately $108.7 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $7.96 billion at September 30, 2012. As collateral for these repurchase agreements, we pledged approximately $8.51 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2012 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $683 million.

For the three months ended September 30, 2012, there was a net decrease in cash and cash equivalents of approximately $3.4 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended September 30, 2012 was approximately $52.5 million. This is comprised of net income of approximately $22 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $19.4 million and the amortization of restricted stock of $51 thousand, partially offset by recoveries on Non-Agency MBS of approximately $299 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $93.5 million (due primarily to a decrease in payables for securities purchased), and a decrease in accrued interest payable of approximately $584 thousand, partially offset by a decrease in interest receivable of approximately $369 thousand, and a decrease in prepaid expenses and other assets of approximately $175 thousand;

•

Net cash used in investing activities for the three months ended September 30, 2012 was approximately $84.2 million, which consisted of purchases of Agency MBS of approximately $767 million, partially offset by $683 million from principal payments on Agency MBS and payments on Non-Agency MBS of approximately $299 thousand; and

•

Net cash provided by financing activities for the three months ended September 30, 2012 was approximately $133.3 million. This consisted of borrowings on repurchase agreements of approximately $11.81 billion, partially offset by repayments on repurchase agreements of approximately $11.68 billion. This also included net proceeds from common stock issued of approximately $21.6 million, less dividends paid of $24.9 million on common stock and dividends paid of approximately $1.5 million on preferred stock.

Relative to our Agency MBS portfolio at September 30, 2012, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to three months. At September 30, 2012, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2012, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.25x at December 31, 2011 to 6.82x at September 30, 2012. The decrease in leverage was due primarily to an increase in total stockholders’ equity of approximately $122 million, resulting primarily from an increase in accumulated other comprehensive income of approximately $74 million and an increase in additional paid-in capital of approximately $50 million, partially offset by the increase in repurchase agreements outstanding, from approximately $7.6 billion at December 31, 2011 to approximately $7.96 billion at September 30, 2012.

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

During the three months ended September 30, 2012, we raised approximately $21.64 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

During the three months ended September 30, 2012, we did not issue any shares of common stock, Series A Preferred Stock or Series B Preferred Stock under our 2011 Sales Agreement with Cantor (as described in Note 9 to the accompanying unaudited financial statements). At September 30, 2012, there were 19,409,400 shares of common stock, 1,000,000 shares of Series A Preferred Stock and 960,000 shares of Series B Preferred Stock, respectively, available for sale and future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

During the three months ended September 30, 2012, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, except as related to the new sublease agreement we entered into with PIA as previously described in Note 10 to the accompanying unaudited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2012 was $1.104 billion. Common stockholders’ equity was approximately $1.056 billion, or a book value of $7.45 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $232.5 million, or 2.59% of the amortized cost of our Agency MBS, at September 30, 2012. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $108.7 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $543 thousand, constitutes the total “Accumulative other comprehensive income” of approximately $124.4 million.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 9, 2012 from 3.7698 shares of our common stock to 3.7930 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $6.83 and (2) the annualized common stock dividend yield was 8.7861%.

From October 1, 2012 through November 7, 2012, we issued an aggregate of 1,060,714 shares of common stock at a weighted average price of $5.99 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $6.36 million.

From October 1, 2012 through November 2, 2012, we had repurchased an aggregate of 22,000 shares of our common stock at a weighted average price of $6.15 per share under our share repurchase program.

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

At September 30, 2012, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
		Percentage		Percentage
		of Total		of Total
	Amount	Investments	Amount	Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,502,852	16.3%	$0	0.0%
30-year fixed-rate investments	386,595	4.2	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	520,052	5.6	7,960,000	100.0
Greater than 3 months and less than 1 year	1,546,199	16.7	0	0.0
Greater than 1 year and less than 2 years	7,145	0.0	0	0.0
Greater than 2 years and less than 3 years	945,546	10.2	0	0.0
Greater than 3 years and less than 5 years	3,811,109	41.1	0	0.0
Greater than 5 years	545,798	5.9	0	0.0

Total:	$9,265,296	100.0%	$7,960,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2011, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
		Percentage		Percentage
		of Total		of Total
	Amount	Investments	Amount	Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,121,500	12.8%	$0	0.0%
30-year fixed-rate investments	508,429	5.8	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	488,771	5.6	7,595,000	100.0
Greater than 3 months and less than 1 year	1,578,023	18.0	0	0.0
Greater than 1 year and less than 2 years	352,885	4.0	0	0.0
Greater than 2 years and less than 3 years	265,832	3.0	0	0.0
Greater than 3 years and less than 5 years	4,232,101	48.3	0	0.0
Greater than 5 years	215,938	2.5	0	0.0

Total:	$8,763,479	100.0%	$7,595,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30,

2012, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 437 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the August 2011 debt ceiling agreement and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On June 21, 2012, Moody’s Investor Service, one of the primary rating agencies, downgraded the credit ratings of 15 of the largest global banks by one to three grades. This could have the effect of reducing the availability of financing in general or lead to changes in credit terms such as collateral requirements or length of financing. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2012, we had unrestricted cash of approximately $994 thousand and approximately $701 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2012 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–152.7%	–3.0%
–1%	–99.9%	–1.1%
0%	0%	0%
1%	27.3%	–0.6%
2%	–18.2%	–2.1%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of September 30, 2012, the aggregate notional amount of the interest rate swap agreements was $3.09 billion and the weighted average maturity was 3.0 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–29.5%	–1.0%
–1%	23.4%	–0.1%
0%	0%	0%
1%	58.8%	–1.6%
2%	–50.0%	–4.2%

Item 4.	Controls and Procedures

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

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies, have taken and are considering taking actions to address the financial crisis. During 2011, the Federal Reserve increased its holdings of U.S. Treasury securities and now owns more than $2 trillion of such securities. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist”, in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions occurred during 2012. In June 2012, the Federal Reserve announced that it extended its “Operation Twist” bond swap program by buying through year-end 2012 another $267 billion worth of securities whose maturities would range between six to thirty years and selling a similar amount of securities with durations of three years or less. On September 13, 2012, the Federal Reserve announced that it would be implementing a third round of “quantitative easing” by buying $40 billion of MBS per month. These purchases will be open-ended, meaning they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced that the Fed Funds rate would remain at exceptionally low levels until at least mid-2015. In the future, the Federal Reserve may continue these actions or may take other similar actions. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to spur economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2012. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 28, 2012 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

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

SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2004)

10.2*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*	2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933, as amended, on March 14, 2012)

10.4	Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5	Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6	Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

Exhibit Number	Description

10.7	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.8	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.9*	Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.10*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.11*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Evangelos Karagiannis (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12*	Change in Control and Arbitration Agreement dated June 27, 2006, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Bistra Pashamova (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.13	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.14	Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.15	Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q filed with the SEC on August 6, 2012)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

Exhibit Number	Description

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Extension Labels Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 7, 2012	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 7, 2012	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)