Form 10-K
period 2012-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2013-02-27
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 29, 2012 was approximately $956,247,794.

As of February 22, 2013, the registrant had 142,929,617 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2013 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2012

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities, or MBS; risks associated with investing in mortgage-related assets; changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As used in this Annual Report on Form 10-K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

PART I

Item 1.	BUSINESS

Overview

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS, which are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, or the Code, As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders. At December 31, 2012, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2012 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31,

2012, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or the SEC, on January 3, 2012), between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The initial term of the Management Agreement will expire on December 31, 2013 and will automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases will be open-ended, meaning that they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015.

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

In August 2011, Standard & Poor’s downgraded U.S. sovereign debt, Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS. On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented during President George W. Bush’s administration. However, the Taxpayer Relief Act delayed implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts from January 2, 2013 to March 1, 2013. Additionally, it is anticipated that the U.S. government may reach its debt ceiling sometime during 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling impasse until May 19, 2013. A failure by the U.S. government to implement the sequestration, resolve the potential 2013 debt ceiling crisis, or reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Essentially our entire portfolio is comprised of Agency MBS.

December 31, 2012
(dollar amounts in thousands)
Total assets	$9,285,105

Fair value of Agency MBS	$9,244,333

Adjustable-rate Agency MBS (less than 1 year reset)	21%
Adjustable-rate Agency MBS (1-2 year reset)	2%
Adjustable-rate Agency MBS (2-5 year reset)	45%
Adjustable-rate Agency MBS (>5 year reset)	10%
15-year fixed-rate Agency MBS	18%
30-year fixed-rate Agency MBS	4%

100%

Stockholders’ equity available to common stockholders at December 31, 2012 was approximately $1.014 billion, or $7.14 per share. The $1.014 billion equals total stockholders’ equity of $1.062 billion less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of $46.9 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $26.7 million and the proceeds from its sale of $25.2 million. For the year ended December 31, 2012, we reported net income of approximately $100.2 million. Net income to common stockholders was approximately $94.4 million, or net income of $0.67 per diluted share, based on a weighted average of 142.5 million fully diluted shares outstanding, which consisted of net income of $100.2 million minus payment of preferred dividends of $5.8 million.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investments in investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. During the past several years, we have borrowed, on a short-term basis, between five to eight times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2012, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 7.13x.

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

Payment of principal and interest on some mortgage pass-through securities, though not the market value of the securities themselves, may be guaranteed by the full faith and credit of the federal government, including securities backed by Ginnie Mae, or by agencies or instrumentalities of the federal government, including Fannie Mae and Freddie Mac. MBS created by non-governmental issuers, including commercial banks, savings and loan institutions, private mortgage insurance companies, mortgage bankers and other secondary market issuers, may be supported by various forms of insurance or guarantees including individual loan, title, pool and hazard insurance and letters of credit which may be issued by governmental entities, private insurers or the mortgage poolers. Essentially our entire portfolio is comprised of Agency MBS.

Collateralized Mortgage Obligations.    Collateralized mortgage obligations, or CMOs, are MBS. Interest and principal on CMOs are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider investments in CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be U.S. government securities.

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

Employees

Effective December 31, 2011, in accordance with the Management Agreement, all of our employees at the Company were terminated and are now employed by the Manager.

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our Series A Preferred Stock and Series B Preferred Stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances.

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

If we own a residual interest in a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

•	the United States of America;

•	any state or political subdivision of the United States of America;

•	any foreign government;

•	any international organization;

•	any agency or instrumentality of any of the foregoing;

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

If we fail to qualify as a REIT in any taxable year and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts paid out to stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders may be eligible for the reduced federal income tax rate of 20% on qualified dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether, in all circumstances, we would qualify for such statutory relief.

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

Taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to its stockholders, including us, as dividend distributions. Dividends sourced from dividends received from taxable REIT subsidiaries (if any) can qualify for the 20% tax rate on qualified dividends. We currently have no taxable REIT subsidiaries.

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not qualify for the 20% tax rate for “qualified dividend income.” However, the 20% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends (i) attributable to dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

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

Information reporting (transfer statements) on other transactions may also be required under these new tax rules. Generally, these reports are made for certain transactions other than purchases in shares acquired before January 1, 2011. Transfer statements are issued between “brokers” and are not issued to the IRS or to you.

Stockholders should consult their tax advisors regarding the consequences to of these new tax rules.

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

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or MBS, will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business. Non-U.S. stockholders thus would be taxed at the normal capital gain rates applicable to stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non- U.S. corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-U.S. stockholder’s FIRPTA tax liability.

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

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10-K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8—Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

The current weakness in the mortgage market could cause one or more of our lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce liquidity. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including Agency MBS, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value.

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

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies, have taken and are considering taking actions to address the U.S. financial crisis. During 2011 and 2012, the Federal Reserve increased its holdings of U.S. Treasury securities and, as of January 30, 2013, owned approximately $1.7 trillion of such securities. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist,” in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions occurred during 2012. In June 2012, the Federal Reserve announced that it extended its “Operation Twist” bond swap program by buying through year-end 2012 another $267 billion worth of securities whose maturities would range between six to thirty years and selling a similar amount of securities with durations of three years or less. Operation Twist ended on December 31, 2012. At its December 2012 meeting, the members of the Federal Reserve Board were divided on how long to continue its bond-buying program, with some wanting to continue the program through the end of 2013 and others wanting to end it well before then. A decision not to continue buying long-term Treasury securities may push long-term rates up, which could be less supportive of economic growth. On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases will be open-ended, meaning they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In the future, the Federal Reserve may continue these actions or may take other similar actions. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to spur economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

A failure by the U.S. government to meet the conditions of the Budget Control Act of 2011 or to reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agency debt could have a material adverse impact on our borrowings and the valuations of our securities and may have a material adverse impact on our financial condition and results of operations.

As widely reported, there continues to be concerns over the ability of the U.S. government to reduce its budget deficit and resolve its debt crisis. The U.S. sovereign debt and government-sponsored agency debt were downgraded from AAA to AA+ in August 2011 and continues to be on review for a downgrade of their respective credit ratings to account for the risk that U.S. lawmakers fail to meet the conditions of the Budget Control Act of 2011 and/or reduce its overall debt. Such failures could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the securities we currently own in our portfolio, which could have a material adverse impact on our financial condition and our results of operations.

The consequences of the American Taxpayer Relief Act of 2012 or a failure or delay by the U.S. government to resolve the 2013 debt ceiling could materially adversely affect our stock price, our business, results of operations and financial condition.

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, to avert the “fiscal cliff.” The Taxpayer Relief Act left current income tax rates in place for all taxpayers except for individuals making more than $400,000 in taxable income or married couples making more than $450,000 in taxable income, who will see their top tax rate increase from 35% to 39.6%. The long term capital gains rate was also increased from 15% to 20% for those same taxable income thresholds. The Taxpayer Relief Act also phased out the personal exemption and itemized deductions for individuals with adjusted gross income over $250,000 and married couples with adjusted gross income over $300,000. The employee share of the Social Security payroll tax reverted back to 6.2% from the 4.2% rate. Additionally, the Unemployment Insurance Reauthorization Act, which increased the number of weeks a person eligible to receive unemployment insurance to ninety-nine weeks, was extended for another year. However, the Taxpayer Relief Act delayed implementation, from January 2, 2013 to March 1, 2013, of the budget sequestration provisions of the Budget Control Act of 2011, which mandated approximately $1.2 trillion in automatic spending cuts in the years 2013 to 2021 (in the event Congress failed to propose spending cuts in an equal amount over the same period). The Taxpayer Relief Act also did not substantially address any major spending cuts. Additionally, the Taxpayer Relief Act did not address or resolve the U.S. government again reaching the debt ceiling, which is anticipated to occur sometime during 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling impasse until May 19, 2013.

The consequences of the Taxpayer Relief Act in increasing income tax rates, payroll tax rates, and dividend and capital gains rates may materially affect our stock price. Also, delays in implementing the budget sequestration, substantially addressing spending cuts, or resolving the impending debt ceiling, could have unintended consequences on the U.S. economy and could materially affect not only our stock price but our business, results of operations and financial condition.

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

As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. In the fourth quarter of 2012, France’s government bond rating was lowered one grade by Moody’s Investor Service. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. During 2011, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Our leveraging strategy increases the risks of our operations.

Relative to our investment grade Agency MBS, we generally borrow, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. During the past several years, we have reduced our borrowings to a range of five to eight times the amount of our equity due to the uncertainty in the marketplace and the broader problems in the economy. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

LIBOR is an unregulated rate based on estimates that lenders submit to the British Bankers’ Association, a trade group that compiles this information and publishes daily the LIBOR rate. A settlement in the second quarter of 2012 between Barclays PLC and British and U.S. banking authorities requires Barclays PLC to base its LIBOR submissions on market prices rather than estimates of its borrowing costs. The settlement also requires an independent auditor to review this process and report back to the Commodities Futures Trading Commission. In the fourth quarter of 2012, U.S. and British financial regulators fined the Swiss banking firm, UBS AG, $1.5 billion for LIBOR manipulation. Additionally, in the first quarter of 2013, the Royal Bank of Scotland agreed to pay more than $780 million to British and U.S. banking authorities for LIBOR manipulation. If there are other settlements with other financial institutions over the LIBOR setting process, the process may become subject to regulation and review by British and U.S. banking authorities, and the method of calculating LIBOR may change. A change in the LIBOR setting process could affect the interest rates that repurchase agreement counterparties charge on borrowings in general and could affect our borrowing agreements, which could have an adverse impact on our net interest income.

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

Hedging involves risk since hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or currently regulated by any U.S. or foreign governmental authorities. Effective October 12, 2012, the Commodities Futures Trading Commission issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank. These new rules will most likely not affect the terms of individual swap transactions between counterparties but will require registration and reporting through a clearing house. It is possible that we may be required to meet higher margin requirements, which could adversely affect our results of operations. Furthermore, the enforceability of such instruments may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the identity of the counterparty, applicable international requirements. Although registry of a swap transaction through a clearing house is intended to minimize the possibility of a loss from a default by a counterparty, such losses may still occur. The business failure of a hedging counterparty with whom we enter into a hedging transaction will most likely result in its default. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that a liquid secondary market will exist for hedging instruments purchased or sold, and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2012, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 37 months, while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 420 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2012, substantially all of our MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2012, 18% of our Agency MBS were 15-year fixed-rate securities and 4% of our Agency MBS were 30-year fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2012, approximately 78% of our Agency MBS were adjustable-rate securities.

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

Effective December 31, 2011, in accordance with the Management Agreement, we have no employees and all our prior employees became employees of the Manager. The Manager is responsible for conducting our day-to-day operations and is responsible for the selection, purchase and sale of our investment portfolio; our financing and hedging activities; providing us with management services; and such other services and activities relating to our assets and operations as may be appropriate.

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

Effective as of December 31, 2011, we entered into the Management Agreement, which effected the externalization of our management function. The Management Agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the Management Agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of this relationship, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with our Manager.

If we elect to not renew the Management Agreement without cause, we would be required to pay the Manager a substantial termination fee. These and other provisions in the Management Agreement make non-renewal of the Management Agreement difficult and costly.

Electing not to renew the Management Agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our Management Agreement after the initial term of the Management Agreement, which will expire on December 31, 2013, or upon the expiration of any automatic renewal term, both upon 180-days prior written notice. In addition, if we elect to not renew the Management Agreement because of a decision by our board that the management fee is unfair, the Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the Management Agreement without cause, we are required to pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the Management Agreement.

The management fee is payable regardless of our performance.

The Manager is entitled to receive a management fee from us that is based on 1.20% of our Equity (as defined in our Management Agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

The fee structure of the Management Agreement may limit the Manager’s ability to retain access to its key personnel.

Under the terms of the Management Agreement, we are required to pay the Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.20% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income, each as computed in accordance with GAAP. The Management Agreement does not provide the Manager with an incentive management fee that would pay the Manager additional compensation as a result of meeting performance targets. Some of our externally-managed competitors pay their managers an incentive management fee, which enables them to provide additional compensation to their key personnel. Thus, the lack of an incentive fee in the Management Agreement may limit the ability of the Manager to provide key personnel with additional compensation for strong performance, which could adversely affect the Manager’s ability to retain these key personnel. If the Manager were not able to retain any of the key personnel providing services to the Manager, it would have to find replacement personnel to provide those services. Those replacement key personnel may not be able to produce the same operating results as the current key personnel.

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

Failure of our Manager to comply with SEC rules and regulations could cause various disciplinary actions which could cause a disruption in services provided to us and may impact our business operations and our profitability.

Under recent rules promulgated under Dodd-Frank, the Manager is considered an investment adviser. In reliance upon the no-action letter issued by the SEC to the American Bar Association on January 18, 2012, we consider Anworth Management, LLC to be a “relying adviser,” which means that its registration as an investment adviser is integrated into the existing registration of PIA, its “filing adviser.” Anworth Management, LLC and PIA are both subject to the Investment Advisers Act of 1940 and the rules and regulations of the SEC and also are subject to examination by the SEC. Any failure by Anworth Management, LLC, PIA, or any of their respective employees to comply with such rules and regulations could cause various disciplinary actions, up to and including loss of registration status as investment advisers. Such disciplinary actions could lead to disruptions in the services provided to us which may impact our business operations and our profitability.

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

Tax legislation enacted in 2003 and extended in 2010 to be effective through December 31, 2012, temporarily reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15%. In January 2013, the Taxpayer Relief Act permanently extended these rates except for individuals with taxable income over $400,000 and married couples with taxable income over $450,000. For those taxpayers, the long-term capital gains rate was increased to 20%. Dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

•	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;

•	changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	general economic trends and other external factors; and

•	loss of major repurchase agreement providers.

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

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the board of directors shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our board of directors has granted one third party institutional investor an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption permitted the third party institutional investor to hold up to 20.0% of our Series A Preferred Stock.

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

In February 2012, we signed a new sublease agreement with PIA that expires on June 30, 2022 for approximately 7,300 square feet of office space at our existing location in Santa Monica, California. We believe this facility is adequate for our intended level of operations.

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

	2012		2011
	High	Low	High	Low
First Quarter	$6.66	$6.20	$7.14	$6.85
Second Quarter	$7.05	$6.22	$7.51	$6.90
Third Quarter	$7.01	$6.49	$7.72	$6.40
Fourth Quarter	$6.58	$5.54	$6.88	$6.03

Holders

As of February 22, 2013, there were approximately 918 record holders of our common stock. On February 22, 2013, the last reported sale price of our common stock on the New York Stock Exchange was $6.11 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2012
First quarter ended March 31, 2012	$0.21	March 30, 3012
Second quarter ended June 30, 2012	$0.18	June 29, 2012
Third quarter ended September 30, 2012	$0.15	September 28, 2012
Fourth quarter ended December 31, 2012	$0.15	December 14, 2012
2011
First quarter ended March 31, 2011	$0.25	March 31, 3011
Second quarter ended June 30, 2011	$0.25	June 30, 2011
Third quarter ended September 30, 2011	$0.23	September 30, 2011
Fourth quarter ended December 31, 2011	$0.21	December 15, 2011

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Shares purchased previously under this program			834,075	1,165,925

Month #1 (October 1-31)	0	$0.00	834,075	1,165,925
Month #2 (November 1-30)	493,635	$5.80	1,327,710	672,290
Month #3 (December 1-31)	241,033	$5.70	1,568,743	431,257

Total shares purchased this quarter	734,668			431,257

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Anworth Mortgage Asset Corporation	100.00	91.56	117.79	134.99	138.56	141.99
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
NAREIT Mortgage REIT Index	100.00	68.69	85.61	104.95	102.42	122.79

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2007 in our common stock, that $100 was invested in each of the indices on December 31, 2007 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share data and days)
Statements of Income Data
Days in period	366	365	365	365	366
Interest income net of amortization of premium and discount	$195,853	$224,180	$219,803	$262,029	$287,698
Interest expense	(86,073)	(89,265)	(95,830)	(115,707)	(181,324)

Net interest income	$109,780	$134,915	$123,973	$146,322	$106,374
Net gain (loss) on sales of assets	4,434	0	0	0	(49)
Net gain (loss) on derivative instruments	0	0	0	107	(113)
Recovery (impairment charges) on Non-Agency MBS	1,426	2,225	270	0	(37,537)
Expenses	(15,422)	(14,264)	(13,744)	(16,195)	(13,626)

Income from continuing operations	$100,218	$122,876	$110,499	$130,234	$55,049
Income from discontinued operations(1)	0	0	0	0	7,558

Net income	$100,218	$122,876	$110,499	$130,234	$62,607
Dividends on preferred stock	(5,773)	(5,885)	(5,764)	(5,906)	(5,928)

Net income available to common stockholders	$94,445	$116,991	$104,735	$124,328	$56,679

Basic earnings per common share:
Continuing operations	$0.68	$0.91	$0.89	$1.18	$0.60
Discontinued operations	0.00	0.00	0.00	0.00	0.09

Total basic earnings per common share	$0.68	$0.91	$0.89	$1.18	$0.69

Average number of shares outstanding	138,382	128,601	118,164	105,413	82,043
Diluted earnings per common share:
Continuing operations	$0.67	$0.90	$0.87	$1.16	$0.60
Discontinued operations	0.00	0.00	0.00	0.00	0.09

Total diluted earnings per common share	$0.67	$0.90	$0.87	$1.16	$0.69

Average number of diluted shares outstanding	142,485	132,759	121,919	108,905	85,281

(1)	The year ended December 31, 2008 included a gain of approximately $7.6 million on the disposition of discontinued operations (Belvedere Trust Mortgage Corporation and its subsidiaries and BT Management Company, L.L.C.). During the latter half of 2011, these entities were dissolved and are no longer consolidated in our financial statements.

	As of December 31,
	2012	2011	2010	2009	2008
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$9,244,333	$8,761,894	$7,734,658	$6,485,801	$5,307,440
Total assets	$9,285,105	$8,813,769	$7,790,215	$6,526,648	$5,477,142
Repurchase agreements	$8,020,000	$7,595,000	$6,375,000	$5,359,000	$4,665,000
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$8,197,388	$7,804,243	$6,896,304	$5,597,337	$4,892,842
Series B Preferred Stock	$25,222	$27,239	$25,630	$25,803	$28,096
Stockholders’ equity (common and Series A Preferred).	$1,062,495	$982,287	$868,281	$903,508	$556,204
Number of common shares outstanding	142,013	134,115	120,901	115,563	90,462
Book value per common share	$7.14	$6.96	$6.78	$7.40	$5.61

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our mortgage-backed securities, or MBS; risks associated with investing in mortgage-related assets; changes in the yield curve; the availability of MBS for purchase; changes in the prepayment rates on the mortgage loans securing our MBS; our ability to borrow to finance our assets and, if available, the terms of any financing; implementation of or changes in government regulations or programs affecting our business; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended; and our ability to manage our growth. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

General

The Company

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS, which are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of those assets.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, or the Code. As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders. At December 31, 2012, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2012 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2012, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The initial term of the Management Agreement will expire on December 31, 2013 and will automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases will be open-ended, meaning that they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015.

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

In August 2011, Standard & Poor’s downgraded U.S. sovereign debt, Fannie Mae and Freddie Mac from AAA to AA+. We do not know what effect this will ultimately have on the U.S. economy, the value of our securities and the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS. On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented during George H. Bush’s administration. However, the Taxpayer Relief Act delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts, from January 2, 2013 to March 1, 2013. Additionally, it is anticipated that the U.S. government may reach its debt ceiling sometime during 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling impasse until May 19, 2013. A failure by the U.S. government to implement the sequestration, resolve the potential 2013 debt ceiling crisis, or reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Essentially our entire portfolio is comprised of Agency MBS.

December 31, 2012
(dollar amounts in thousands)
Total assets	$9,285,105

Fair value of Agency MBS	$9,244,333

Adjustable-rate Agency MBS (less than 1 year reset)	21%
Adjustable-rate Agency MBS (1-2 year reset)	2%
Adjustable-rate Agency MBS (2-5 year reset)	45%
Adjustable-rate Agency MBS (>5 year reset)	10%
15-year fixed-rate Agency MBS	18%
30-year fixed-rate Agency MBS	4%

100%

Stockholders’ equity available to common stockholders at December 31, 2012 was approximately $1.014 billion, or $7.14 per share. The $1.014 billion equals total stockholders’ equity of $1.062 billion less the Series A Preferred Stock liquidating value of $46.9 million and less the difference between the Series B Preferred Stock liquidating value of $26.7 million and the proceeds from its sale of $25.2 million.

Results of Operations

Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, our net income available to common stockholders was approximately $94.4 million, or $0.67 per diluted share, based on a weighted average of 142.5 million fully diluted shares outstanding. This includes net income of $100.2 million minus the payment of preferred dividends of $5.8 million. For the year ended December 31, 2011, our net income available to common stockholders was approximately $117 million, or $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding. This included net income of $122.9 million minus the payment of preferred dividends of $5.9 million.

Net interest income for the year ended December 31, 2012 totaled $109.8 million, or 40.9% of gross income, compared to $134.9 million, or 47.7% of gross income, for the year ended December 31, 2011. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2012 was $195.9 million, compared to $224.2 million for the year ended December 31, 2011, a decrease of 12.6%, due primarily to an increase in premium amortization expense of $14.2 million and a decrease in the weighted average coupons on Agency MBS (from 3.59% in 2011 to 3.10% in 2012), partially offset by an increase in the weighted average portfolio outstanding from approximately $7.9 billion in 2011 to approximately $8.7 billion in 2012. Interest expense for the year ended December 31, 2012 was $86.1 million, compared to $89.3 million for the year ended December 31, 2011, a decrease of 3.6%, which resulted from a decline in weighted average short-term interest rates, after giving effect to the swap agreements, from 1.24% in 2011 to 1.08% in 2012, partially offset by an increase in the average borrowings outstanding from $7.1 billion in 2011 to $7.88 billion in 2012.

Recoveries on Non-Agency MBS were approximately $1.4 million for the year ended December 31, 2012 compared to $2.2 million for the year ended December 31, 2011.

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

During the year ended December 31, 2012, premium amortization expense increased $14.2 million, or 24.3%, from $58.6 million during the year ended December 31, 2011 to $72.8 million, due primarily to an increase in the amortization of unearned premium on securities acquired in 2012 and 2011 at higher premiums.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2012				Year Ended December 31, 2011
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	22%	24%	26%	26%	21%	22%	28%	25%

During the years ended December 31, 2012 and December 31, 2011, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the year ended December 31, 2012, we received proceeds of approximately $141 million on the sale of Agency MBS and recognized a gain on sales of approximately $4.4 million. During the year ended December 31, 2011, we did not sell any MBS.

Total expenses were approximately $15.4 million for the year ended December 31, 2012, compared to approximately $14.3 million for the year ended December 31, 2011. For the year ended December 31, 2012, we incurred management fees of approximately $11.6 million, which is based on a percentage of our equity (see Note 10 to the accompanying audited financial statements). For the year ended December 31, 2012, our average stockholders’ equity (based on a simple average of the stockholders’ equity at January 1 and December 31 of that year), excluding other comprehensive income, was approximately $957 million. In contrast, our average stockholders’ equity for the year ended December 31, 2011 was approximately $889 million. This increase in average stockholders’ equity of approximately $68 million had the effect of an increase in the management fee of approximately $816 thousand. Due to the externalization of our management function pursuant to the

Management Agreement, we no longer incur compensation costs; in contrast, we incurred compensation and related costs of approximately $10.98 million for the year ended December 31, 2011. “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) increased by $552 thousand.

Years Ended December 31, 2011 and 2010

For the year ended December 31, 2011, our net income available to common stockholders was approximately $117 million, or $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding. This included net income of $122.9 million minus the payment of preferred dividends of $5.9 million. For the year ended December 31, 2010, our net income available to common stockholders was $104.7 million, or $0.87 per diluted share, based on a weighted average of 121.9 million fully diluted shares outstanding. This included net income of $110.5 million minus the payment of preferred dividends of $5.8 million.

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

Financial Condition

Agency MBS Portfolio

At December 31, 2012, we held agency mortgage assets which had an amortized cost of approximately $9.02 billion, consisting primarily of approximately $7.07 billion of adjustable-rate Agency MBS and approximately $1.95 billion of fixed-rate Agency MBS. This amount represents an approximate 5.2% increase from the $8.57 billion held at December 31, 2011. Of the adjustable-rate Agency MBS owned by us, 26% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 74% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and seven years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to seven years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our Agency MBS at fair value owned at December 31, 2012 and December 31, 2011, classified by type of issuer (dollar amounts in thousands):

	December 31, 2012		December 31, 2011
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,993,700	64.8%	$6,008,951	68.6%
Freddie Mac (FHLMC)	3,235,166	35.0	2,735,842	31.2
Ginnie Mae (GNMA)	15,467	0.2	17,101	0.2

Total Agency MBS:	$9,244,333	100.0%	$8,761,894	100.0%

The following table classifies our portfolio of Agency MBS owned at December 31, 2012 and December 31, 2011 by type of interest rate index (dollar amounts in thousands):

	December 31, 2012		December 31, 2011
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$2,222	0.0%	$3,130	0.0%
Six-month LIBOR	63,100	0.7	73,345	0.8
One-year LIBOR	6,882,732	74.5	6,699,300	76.5
Six-month certificate of deposit	1,100	0.0	1,177	0.0
Six-month constant maturity treasury	307	0.0	360	0.0
One-year constant maturity treasury	277,668	3.0	329,685	3.8
Cost of Funds Index	20,798	0.2	24,968	0.3
15-year fixed-rate	1,655,195	17.9	1,121,500	12.8
30-year fixed-rate	341,211	3.7	508,429	5.8

Total Agency MBS:	$9,244,333	100.0%	$8,761,894	100.0%

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

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011 were as follows:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.98%	3.14%	3.23%	3.22%	3.27%
Hybrid adjustable-rate Agency MBS	2.82	2.87	2.94	3.09	3.22
15-year fixed-rate Agency MBS	2.97	3.16	3.35	3.65	3.66
30-year fixed-rate Agency MBS	5.56	5.56	5.56	5.55	5.55
CMOs	1.01	1.03	1.05	1.05	1.09

Total Agency MBS:	2.98%	3.09%	3.18%	3.31%	3.42%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	103.08%	102.99%	102.89%	102.86%	102.83%
15-year fixed-rate Agency MBS	103.46	103.11	103.04	103.36	103.29
30-year fixed-rate Agency MBS	100.88	100.86	100.84	100.83	100.82

Total Agency MBS:	103.07%	102.92%	102.82%	102.82%	102.78%

Current yield (weighted average coupon divided by average amortized cost)	2.89%	3.00%	3.09%	3.22%	3.33%

The following information pertains to our repurchase agreement borrowings at December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
		(dollar amounts in thousands)
Repurchase agreements outstanding	$8,020,000	$7,960,000	$7,822,000	$7,600,000	$7,595,000
Average repurchase agreements outstanding	$8,069,889	$7,963,739	$7,779,293	$7,629,890	$7,509,746
Average interest rate on outstanding repurchase agreements	0.47%	0.42%	0.38%	0.33%	0.36%
Average days to maturity	34 days	34 days	32 days	34 days	38 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.12%	1.04%	1.11%	1.05%	1.18%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	420 days	437 days	436 days	445 days	436 days
Weighted average haircuts(1)	4.86%	4.81%	4.83%	4.81%	4.82%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At December 31, 2012 and December 31, 2011, the unamortized net premium paid for our Agency MBS was approximately $268.7 million and $231.5 million, respectively.

At December 31, 2012, the current yield declined to 2.89% from 3.00% at September 30, 2012 and from 3.33% at December 31, 2011. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 11 basis points per quarter. For the three months ended December 31, 2012, the weighted average coupon for our total Agency MBS declined by 11 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions declined from 1.18% at December 31, 2011 to 1.12% at December 31, 2012. The majority of the decline was due to a decrease in interest rates we paid on our interest rate swap agreements. Please see the discussion on this in the section entitled “Hedging” which follows below.

Non-Agency MBS Portfolio

Non-Agency MBS are securities issued by companies that are not government or government-sponsored enterprises and are secured primarily by first-lien residential mortgage loans. At December 31, 2012, our Non-Agency MBS portfolio consisted of a fair value of $360 thousand of floating-rate CMOs with an average coupon of 0.46%, which were acquired at par value. At December 31, 2011, our Non-Agency MBS portfolio consisted of a fair value of $1.6 million of floating-rate CMOs with an average coupon of 0.54%, which were acquired at par value. At December 31, 2012, the fair value of our Non-Agency MBS portfolio decreased to approximately $360 thousand from a fair value of approximately $1.6 million at December 31, 2011. The decrease was due primarily to principal paydowns of approximately $1.4 million, a decrease in an unrealized gain of approximately $1.2 million, partially offset by recoveries of approximately $1.4 million.

At December 31, 2012 and December 31, 2011, the amortized cost of our Non-Agency MBS was zero.

At December 31, 2012, the remaining security representing the principal balance of our Non-Agency MBS portfolio was rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

We received valuations at December 31, 2012 and December 31, 2011 for the Non-Agency MBS from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity and we consider the fair value measurement a Level 3 input at December 31, 2012 and December 31, 2011. For more detail on the fair value of our Non-Agency MBS, see Note 6 to the accompanying audited financial statements.

At December 31, 2012, the fair value of our Non-Agency MBS portfolio was approximately $360 thousand, the principal balance was approximately $6 million and the original principal balance was approximately $40 million. At December 31, 2011, the fair value of our Non-Agency MBS portfolio was approximately $1.6 million, the principal balance was approximately $22.3 million and the original principal balance was approximately $60 million.

At December 31, 2012, and in connection with the subordination levels of Non-Agency MBS securitizations, the average securitization principal subordinate to Anworth-owned tranches was 0.16%, the average securitization principal of Anworth-owned tranches was 6.79% and the average securitization principal senior to Anworth-owned tranches was 93.05%. At December 31, 2011, the average securitization principal subordinate to Anworth-owned tranches was 0.12%, the average securitization principal of Anworth-owned tranches was 12.21% and the average securitization principal senior to Anworth-owned tranches was 87.67%.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2012, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in Accounting Standards Classification, or ASC, No. 815-10, with an aggregate notional amount of $3.16 billion and an average maturity of 2.8 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate.

The following table pertains to our interest rate swap agreements at December 31, 2012, September 30, 2012, June 30, 2012, March 31, 2012, and December 31, 2011:

	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
Aggregate notional amount of swap agreements	$3.16 billion	$3.09 billion	$3.18 billion	$3.08 billion	$3.03 billion
Average maturity of swap agreements	2.8 years	3.0 years	2.9 years	2.9 years	2.9 years
Weighted average interest rate paid on swap agreements	1.98%	2.04%	2.25%	2.32%	2.51%
Swap agreements as a percentage of outstanding repurchase agreements	39%	39%	41%	41%	40%

The decrease in the weighted average interest rate that we paid on our swap agreements during the year ended December 31, 2012 was due primarily to the maturity of seven swap agreements with an aggregate notional amount of $520 million with an interest rate of 3.92% and the addition of 12 swap agreements with an aggregate notional amount of $650 million with a weighted average interest rate of 1.03%. At December 31, 2012, there were unrealized losses of approximately $96 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying audited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $8.02 billion at December 31, 2012. As collateral for these repurchase agreements, we have pledged approximately $8.52 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2012 consisted of payments of principal from our Agency MBS portfolio in the amount of $3.2 billion.

For the year ended December 31, 2012, there was a net decrease in cash and cash equivalents of approximately $6 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $147.2 million. This is comprised primarily of net income of $100 million, adding back the following non-cash items: the amortization of premium and discounts of approximately $72.8 million and the amortization of restricted stock of $202 thousand, partially offset by gains on the sale of Agency MBS of approximately $4.4 million and recoveries on Non-Agency MBS of approximately $1.4 million. Net cash provided by operating activities also included a decrease in accrued expenses and payable for securities purchased of approximately $21 million and a decrease in accrued interest payable of approximately $3.2 million, partially offset by a decrease in interest receivable of approximately $2.2 million, and a decrease in prepaid expense of approximately $1.8 million;

•

Net cash used in investing activities for the year ended December 31, 2012 was approximately $520 million, which consisted of purchases of Agency MBS of approximately $3.21 billion, partially offset by $2.55 billion from principal payments on Agency MBS, proceeds from sales of Agency MBS of approximately $141 million, and approximately $1.4 million in principal payments on Non-Agency MBS; and

•

Net cash provided by financing activities for the year ended December 31, 2012 was approximately $366 million. This consisted of borrowings on repurchase agreements of approximately $43.857 billion, partially offset by repayments on repurchase agreements of approximately $43.432 billion, net proceeds from common stock issued of approximately $50 million, net proceeds from Series A Preferred Stock issued of approximately $50 thousand, net proceeds of Series B Preferred Stock issued of approximately $265 thousand, less dividends paid of $103 million on common stock and dividends paid of approximately $5.8 million on preferred stock.

Relative to our Agency MBS portfolio at December 31, 2012, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 7 days to three months. At December 31, 2012, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2012 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) decreased from 7.25x at December 31, 2011 to 7.13x at December 31, 2012.

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

During the year ended December 31, 2012, we raised approximately $53.93 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2012, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock. During the year ended December 31, 2012, we issued 1,900 shares of Series A Preferred Stock at $26.01 per share, which provided net proceeds to us of approximately $50 thousand. During the year ended December 31, 2012, we issued an aggregate of 10,916 shares of Series B Preferred Stock at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $265 thousand.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A

Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2012, we issued 1,900 shares of Series A Preferred Stock under the 2011 Sales Agreement, which provided net proceeds to us of approximately $50 thousand. During the year ended December 31, 2012, we issued an aggregate of 10,916 shares of our Series B Preferred Stock under the 2011 Sales Agreement at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $265 thousand, net of sales commissions less reimbursement of fees. During the year ended December 31, 2012, we did not issue any shares of common stock under the 2011 Sales Agreement. At December 31, 2012, there were 19,409,400 shares of common stock, 998,100 shares of Series A Preferred Stock and 949,084 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. During the year ended December 31, 2012, we repurchased an aggregate of 734,668 shares at a weighted average price of $5.77 per share under this program. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold under our 2012 Dividend Reinvestment and Stock Purchase Plan.

Disclosure of Contractual Obligations

The following table represents our contractual obligations at December 31, 2012 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$8,020,000	$8,020,000	$0	$0	$0
Junior subordinated notes(2)	37,380		0	0	37,380
Lease commitment	4,653	431	901	955	2,366

Total:	$8,062,033	$8,020,431	$901	$955	$39,746

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 5 to the accompanying audited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2012 was $1.062 billion. Common stockholders’ equity was approximately $1.014 billion, or a book value of $7.14 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $175.4 million, or 1.95% of the amortized cost of our Agency MBS, at December 31, 2012. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $96 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $360 thousand, constitutes the total “Accumulated other comprehensive income” of approximately $79.8 million.

Critical Accounting Policies and Estimates

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

Subsequent Events

On January 18, 2013, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2013 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 28, 2013.

From January 1, 2013 through February 22, 2013, we issued an aggregate of 1,016,227 shares of our common stock at a weighted average price of $6.14 per share under our 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $6.24 million.

From January 1, 2013 through February 22, 2013, we issued an aggregate of 6,283 shares of our Series A Preferred Stock at a weighted average price of $26.00 per share under our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $162 thousand, net of sales commissions less reimbursement of fees. From January 1, 2013 through February 22, 2013, we issued an aggregate of 50,157 shares of our Series B Preferred Stock at a weighted average price of $24.50 per share under our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $1.2 million, net of sales commissions less reimbursement of fees.

From January 1, 2013 through February 22, 2013, we repurchased an aggregate of 100,000 shares of our common stock at a weighted average price of $5.77 per share under our share repurchase program.

From January 1, 2013 through February 22, 2013, we entered into one new swap agreement with a notional amount of $75 million and terms of up to five years.

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

At December 31, 2012, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,655,195	17.9%	$0	0.0%
30-year fixed-rate investments	341,211	3.7	0	0.0

Adjustable-Rate Investments/Obligations:
Less than 3 months	621,929	6.7	8,020,000	100.0
Greater than 3 months and less than 1 year	1,314,385	14.2		0.0
Greater than 1 year and less than 2 years	185,590	2.0	0	0.0
Greater than 2 years and less than 3 years	1,104,770	12.0	0	0.0
Greater than 3 years and less than 5 years	3,044,955	32.9	0	0.0
Greater than 5 years	976,658	10.6	0	0.0

Total:	$9,244,693	100.0%	$8,020,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2011, our Agency MBS and Non-Agency MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,121,500	12.8%	$0	0.0%
30-year fixed-rate investments	508,429	5.8	0	0.0

Adjustable-Rate Investments/Obligations:
3 months or less	488,771	5.6	7,595,000	100.0
Greater than 3 months and less than 1 year	1,578,023	18.0	0	0.0
Greater than 1 year and less than 2 years	352,885	4.0	0	0.0
Greater than 2 years and less than 3 years	265,832	3.0	0	0.0
Greater than 3 years and less than 5 years	4,232,130	48.3	0	0.0
Greater than 5 years	215,909	2.5	0	0.0

Total:	$8,763,479	100.0%	$7,595,000	100.0%

(1)	Based on when they contractually reprice and do not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2012, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 37 months while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 420 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On June 21, 2012, Moody’s Investor Service, one of the primary rating agencies, downgraded the credit ratings of 15 of the largest global banks from one to three grades. This could have the effect of reducing the availability of financing in general or lead to changes in credit terms such as collateral requirements or length of financing. As a result, there continue to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2012, we had unrestricted cash of $2.9 million and $668.7 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2012, and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–139%	–3.2%
–1%	–83%	–1.3%
0%	0%	0%
1%	–2%	–1.1%
2%	–43%	–3.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of December 31, 2012, the aggregate notional amount of the interest rate swap agreements was $3.16 billion and the weighted average maturity was 2.8 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–65%	–1.3%
–1%	–9%	–0.3%
0%	0%	0%
1%	19%	–2.1%
2%	–63%	–5.3%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, Anworth’s internal control over financial reporting is effective based on those criteria.

The Company’s independent auditors, McGladrey LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 73 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation’s (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Anworth Mortgage Asset Corporation as of December 31, 2012 and 2011 and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 27, 2013 expressed an unqualified opinion.

McGladrey LLP

Irvine, California

February 27, 2013

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2013.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1) The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:

•	Report of Independent Registered Public Accounting Firm, McGladrey LLP;

•	Balance Sheets as of December 31, 2012 and December 31, 2011;

•	Statements of Income: For the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010;

•	Statements of Comprehensive Income: For the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010;

•	Statements of Stockholders’ Equity: For the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010;

•	Statements of Cash Flows: For the Years Ended December 31, 2012, December 31, 2011 and December 31, 2010; and

•	Notes to Financial Statements.

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

DATED: February 27, 2013	ANWORTH MORTGAGE ASSET CORPORATION

/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS Joseph Lloyd McAdams	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 27, 2013

/s/ THAD M. BROWN Thad M. Brown	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2013

/s/ JOSEPH E. MCADAMS Joseph E. McAdams	Executive Vice President, Chief Investment Officer and Director	February 27, 2013

/s/ LEE A. AULT, III Lee A. Ault, III	Director	February 27, 2013

/s/ CHARLES H. BLACK Charles H. Black	Director	February 27, 2013

/s/ JOE E. DAVIS Joe E. Davis	Director	February 27, 2013

/s/ ROBERT C. DAVIS Robert C. Davis	Director	February 27, 2013

ANWORTH MORTGAGE ASSET CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying balance sheets of Anworth Mortgage Asset Corporation, or the Company, as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey LLP

Irvine, California

February 27, 2013

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,523,557	$8,068,829
Agency MBS at fair value	668,366	644,694
Paydowns receivable	52,410	48,371

	9,244,333	8,761,894
Non-Agency MBS at fair value	360	1,585
Cash and cash equivalents	2,910	8,877
Interest and dividends receivable	25,839	28,085
Derivative instruments at fair value	111	0
Prepaid expenses and other	11,552	13,328

Total Assets:	$9,285,105	$8,813,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$20,376	$23,788
Repurchase agreements	8,020,000	7,595,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	96,144	96,808
Dividends payable on Series A Preferred Stock	1,011	1,011
Dividends payable on Series B Preferred Stock	414	450
Dividends payable on common stock	21,302	28,083
Payable for securities purchased	0	20,679
Accrued expenses and other	761	1,044

Total Liabilities:	$8,197,388	$7,804,243

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($26,652 and $28,789, respectively); 1,066 and 1,152 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$25,222	$27,239

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($46,935 and $46,888, respectively); 1,877 and 1,876 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	$45,447	$45,397
Common Stock: par value $0.01 per share; authorized 200,000 shares, 142,013 and 134,115 issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,420	1,341
Additional paid-in capital	1,197,793	1,145,733
Accumulated other comprehensive income consisting of unrealized losses and gains	79,776	50,223
Accumulated deficit	(261,941)	(260,407)

Total Stockholders’ Equity:	$1,062,495	$982,287

Total Liabilities and Stockholders’ Equity:	$9,285,105	$8,813,769

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
			.
Interest income:
Interest on Agency MBS	$195,705	$223,981	$219,531
Interest on Non-Agency MBS	58	149	209
Other income	90	50	63

	195,853	224,180	219,803

Interest expense:
Interest expense on repurchase agreements	84,720	87,975	94,536
Interest expense on junior subordinated notes	1,353	1,290	1,294

	86,073	89,265	95,830

Net interest income	109,780	134,915	123,973

Gain on sales of Agency MBS	4,434	0	0
Recovery on Non-Agency MBS	1,426	2,225	270
Expenses:
Management fee to related party	(11,585)	0	0
Compensation, incentive compensation and benefits	0	(10,979)	(10,070)
Write-down of Lehman receivable	0	0	(674)
Other expenses	(3,837)	(3,285)	(3,000)

Total expenses	(15,422)	(14,264)	(13,744)

Net income	$100,218	$122,876	$110,499

Dividend on Series A Cumulative Preferred Stock	(4,045)	(4,044)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,728)	(1,841)	(1,720)

Net income to common stockholders	$94,445	$116,991	$104,735

Basic earnings per common share	$0.68	$0.91	$0.89
Diluted earnings per common share	$0.67	$0.90	$0.87
Basic weighted average number of shares outstanding	138,382	128,601	118,164
Diluted weighted average number of shares outstanding	142,485	132,759	121,919

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Net income	$100,218	$122,876	$110,499

Available-for-sale Agency MBS, fair value adjustment	34,210	64,718	(84,305)
Reclassification adjustment for gain on sales of Agency MBS included in net income	(4,434)	0	0
Available-for-sale Non-Agency MBS, fair value adjustment	201	105	3,483
(Recovery) on Non-Agency MBS	(1,426)	(2,225)	(270)
Unrealized (losses) on cash flow hedges	(52,691)	(103,164)	(60,688)
Reclassification adjustment for interest expense included in net income	53,693	68,345	79,965

Other comprehensive income (loss)	29,553	27,779	(61,815)

Comprehensive income	$129,771	$150,655	$48,684

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2009	1,876	115,563	$45,397	$1,156	$1,016,821	$165,250	$492	$(81,483)	$(244,125)	$903,508

Issuance of common stock		9,062		90	61,378					61,468
Redemption of common stock		(3,724)		(37)	(24,522)					(24,559)
Other comprehensive income, fair value adjustments and reclassifications						(84,305)	3,213	19,277		(61,815)
Net income									110,499	110,499
Comprehensive income
Amortization of restricted stock					282					282
Dividend declared—$2.156252 per Series A preferred share									(4,044)	(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,720)	(1,720)
Dividend declared—$0.97 per common share									(115,338)	(115,338)

Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$80,945	$3,705	$(62,206)	$(254,728)	$868,281

Issuance of common stock		14,048		140	96,753					96,893
Redemption of common stock		(834)		(8)	(5,261)					(5,269)
Other comprehensive income, fair value adjustments and reclassifications						64,718	(2,120)	(34,819)		27,779
Net income									122,876	122,876
Comprehensive income
Amortization of restricted stock					282					282
Dividend declared—$2.156252 per Series A preferred share									(4,044)	(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,842)	(1,842)
Dividend declared—$0.94 per common share									(122,669)	(122,669)

Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	$1,585	$(97,025)	$(260,407)	$982,287

Issuance of Series A Preferred Stock	1		50							50
Issuance of common stock		8,632		86	56,102					56,188
Redemption of common stock		(734)		(7)	(4,244)					(4,251)
Other comprehensive income, fair value adjustments and reclassifications						29,776	(1,225)	1,002		29,553
Net income									100,218	100,218
Comprehensive income
Amortization of restricted stock					202					202
Dividend declared—$2.156252 per Series A preferred share									(4,044)	(4,044)
Dividend declared—$1.5625 per Series B preferred share									(1,726)	(1,726)
Dividend declared—$0.69 per common share									(95,982)	(95,982)

Balance, December 31, 2012	1,877	142,013	$45,447	$1,420	$1,197,793	$175,439	$360	$(96,023)	$(261,941)	$1,062,495

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities:
Net income	$100,218	$122,876	$110,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of premium and discounts (Agency MBS)	72,774	58,552	50,383
Write-down of Lehman receivable	0	0	674
Gain on sales of Agency MBS	(4,434)	0	0
Amortization of restricted stock	202	282	282
Non-cash incentive compensation	0	877	762
Recovery on Non-Agency MBS	(1,426)	(2,225)	(270)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	2,246	(988)	1,721
Decrease (increase) in prepaid expenses and other	1,775	(8,711)	(1,874)
(Decrease) increase in accrued interest payable	(3,186)	3,462	2
(Decrease) increase in accrued expenses and payable for securities purchased	(20,961)	(343,044)	301,207

Net cash provided by (used in) operating activities	$147,208	$(168,919)	$463,386

Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$141,438	0	0
Purchases	(3,211,240)	$(3,257,740)	$(4,035,576)
Principal payments	2,548,799	2,236,670	2,652,029
Available-for-sale Non-Agency MBS:
Principal payments	1,426	2,913	3,832

Net cash (used in) investing activities	$(519,577)	$(1,018,157)	$(1,379,715)

Financing Activities:
Borrowings from repurchase agreements	$43,857,077	$35,770,255	$29,235,900
Repayments on repurchase agreements	(43,432,077)	(34,550,255)	(28,219,900)
Proceeds from common stock issued, net	49,655	87,292	35,975
Proceeds on Series B Preferred Stock issued	265	5,064	0
Proceeds on Series A Preferred Stock issued	50	0	0
Series A Preferred stock dividends paid	(4,044)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,761)	(1,821)	(1,724)
Common stock dividends paid	(102,763)	(121,159)	(121,069)

Net cash provided by financing activities	$366,402	$1,185,332	$925,138

Net (decrease) increase in cash and cash equivalents	$(5,967)	$(1,744)	$8,809
Cash and cash equivalents at beginning of period	8,877	10,621	1,812

Cash and cash equivalents at end of period	$2,910	$8,877	$10,621

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$89,258	$85,803	$95,828
Conversions of Series B Preferred Stock into common stock	$2,283	$7,851	$173

See accompanying notes to financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1.    ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Anworth Mortgage Asset Corporation, or Anworth, was incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS. Agency MBS are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders based upon the spread between the interest income on our mortgage-related assets and the costs of borrowing to finance our acquisition of those assets.

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

Effective as of December 31, 2011, we entered into a Management Agreement, or the Management Agreement with Anworth Management, LLC, or the Manager, which effected the externalization of our management function, or the Externalization. Since the effective date, our day-to-day operations have been conducted by the Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION

The accompanying financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. During the latter half of 2011, Belvedere Trust Mortgage Corporation and its subsidiaries (previously shown as “discontinued operations” in 2008) were dissolved and are no longer consolidated in our financial statements.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2012 and December 31, 2011, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	68	$907,972	$(2,457)	207	$283,638	$(4,117)	275	$1,191,610	$(6,574)

December 31, 2011

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	44	$832,151	$(3,358)	304	$589,363	$(9,544)	348	$1,421,514	$(12,902)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2012.

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

Credit Risk

At December 31, 2012, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is hoped that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, Standard & Poor’s downgraded both U.S. sovereign debt and Fannie Mae and Freddie Mac from AAA to AA+. We do not know what affect this will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2013 relative to any tax positions taken prior to January 1, 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2012. Through 2012, we filed both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2007 and 2006, respectively.

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

Stock-Based Compensation

In accordance with ASC 718-10 and ASC 505-50, any compensation cost relating to share-based payment transactions is recognized in the financial statements.

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

The computation of EPS for the years ended December 31, 2012, 2011 and 2010 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2012
Basic EPS	$94,445	138,382	$0.68
Effect of dilutive securities	1,728	4,103	(0.01)

Diluted EPS	$96,173	142,485	$0.67

For the year ended December 31, 2011
Basic EPS	$116,991	128,601	$0.91
Effect of dilutive securities	1,841	4,158	(0.01)

Diluted EPS	$118,832	132,759	$0.90

For the year ended December 31, 2010
Basic EPS	$104,735	118,164	$0.89
Effect of dilutive securities	1,720	3,755	(0.02)

Diluted EPS	$106,455	121,919	$0.87

For the years ended December 31, 2012, 2011 and 2010, options to purchase 320,700 shares, 592,480 shares and 621,082 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS, as their exercise price and option expense exceeded the average stock price for those respective years.

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

On January 31, 2013, the FASB issued ASU 2013-01, “Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.” This ASU clarifies that ordinary trade receivables and other receivables are not in the scope of ASU 2011-11 and specifically, that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either subject to rights of set-off or to master netting arrangements. This ASU is only a clarification of the ASU mentioned in the paragraph above and is effective for our financial statements beginning with the first quarter of 2013. We do not believe that this ASU will have a material impact on our financial statements.

On February 5, 2013, the FASB issued ASU 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The amendments in this ASU will require entities to: (1) present (either on the face of the statement where net income is presented or in the notes) the effect on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and (2) cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items that are not required under U.S. GAAP to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account instead of directly related to income or expense. This ASU is effective for our financial statements beginning with the first quarter of 2013. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2.    REVERSE REPURCHASE AGREEMENTS

At December 31, 2012, we did not have any reverse repurchase agreements outstanding. During the year ended December 31, 2012, the maximum amount of reverse repurchase agreements outstanding was $166 million and the average daily amount outstanding was approximately $16 million. These investments are used as a means of investing excess cash. The collateral for these loans was principally U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2011, there were no reverse repurchase agreements outstanding.

NOTE 3.    MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS classified as available-for-sale as of December 31, 2012 and December 31, 2011, which are carried at their fair value (amounts in thousands):

December 31, 2012

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS
Amortized cost	$15,646	$3,133,758	$5,867,079	$9,016,483
Paydowns receivable	0	52,410	0	52,410
Unrealized gains	25	51,681	130,308	182,014
Unrealized losses	(204)	(2,683)	(3,687)	(6,574)

Fair value	$15,467	$3,235,166	$5,993,700	$9,244,333

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs	Total Agency MBS
Amortized cost	$1,866,616	$5,202,362	$1,629,854	$315,438	$2,213	$9,016,483
Paydowns receivable	5,605	46,805	0	0	0	52,410
Unrealized gains	64,208	66,623	25,401	25,773	9	182,014
Unrealized losses	(2,697)	(3,817)	(60)	0	0	(6,574)

Fair value	$1,933,732	$5,311,973	$1,655,195	$341,211	$2,222	$9,244,333

Non-Agency MBS	Total Non-Agency MBS
Amortized cost	$0
Unrealized gains	360

Fair value	$360

During the year ended December 31, 2012, we received proceeds of approximately $141 million on the sale of Agency MBS and recognized a gain on sales of approximately $4.4 million. During the year ended December 31, 2011, we did not sell any MBS.

At December 31, 2012, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.46%, which were acquired at par value.

During the year ended December 31, 2012, the fair value of our Non-Agency MBS portfolio declined to approximately $360 thousand at December 31, 2012 from a fair value of approximately $1.6 million at December 31, 2011. The detail of this decline is shown in Note 6.

At December 31, 2012, the remaining security representing the principal balance of our Non-Agency MBS portfolio was rated C by Moody’s Investor Service and rated D by Standard & Poor’s.

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

At December 31, 2012 and December 31, 2011, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	December 31, 2012		December 31, 2011
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	4,120,000	0.47	3,630,000	0.33
30 days to 90 days	3,900,000	0.47	3,965,000	0.38
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$8,020,000	0.47%	$7,595,000	0.36%

Weighted average maturity	34 days		38 days
Weighted average term to maturity (after accounting for swap agreements)	420 days		436 days
Weighted average borrowing rate (after accounting for swap agreements)	1.12%		1.18%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,523,557		$8,068,829

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At December 31, 2012 and December 31, 2011, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Historically (prior to December 31, 2008), we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At December 31, 2012 and December 31, 2011, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at December 31, 2012 and December 31, 2011 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at December 31, 2012 and December 31, 2011.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At December 31, 2012, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,244,333	$0	$9,244,333
Non-Agency MBS(2)	0	0	360	360
Derivative instruments(3)	0	111	0	111
Liabilities:
Derivative instruments(3)	$0	$96,144	$0	$96,144

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the audited financial statements.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3 in the audited financial statements.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the audited financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our audited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2012 and December 31, 2011, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements is as follows (in thousands):

Amount
Balance at December 31, 2011	$1,585
Principal paydowns	(1,426)
Recoveries	1,426
Decrease in unrealized gains	(1,225)

Balance at December 31, 2012	$360

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

At December 31, 2012, total capital loss carryforwards available to offset future capital gains on our federal REIT return were $6.9 million. They will expire in 2017. At December 31, 2011, total capital loss carryforwards available were $90.4 million. They expired in 2012. Income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2012 and December 31, 2011, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2012:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2012 Total Distribution Per Share	2012 Ordinary Income	2012 Return of Capital	Long-Term Capital Gains
01/20/12	03/30/12	04/16/12	$0.539063	$0.539063	$0	$0
04/19/12	06/29/12	07/16/12	$0.539063	$0.539063	$0	$0
07/20/12	09/28/12	10/15/12	$0.539063	$0.539063	$0	$0
10/15/12	12/31/12	01/15/13	$0.539063	$0.539063	$0	$0

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2012 Total Distribution Per Share	2012 Ordinary Income	2012 Return of Capital	Long-Term Capital Gains
01/20/12	03/30/12	04/16/12	$0.390625	$0.390625	$0	$0
04/19/12	06/29/12	07/16/12	$0.390625	$0.390625	$0	$0
07/20/12	09/28/12	10/15/12	$0.390625	$0.390625	$0	$0
10/15/12	12/31/12	01/15/13	$0.390625	$0.390625	$0	$0

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2012 Total Distribution Per Share	2012 Ordinary Income	2012 Return of Capital	Long- Term Capital Gains	Carry Over to 2013 Ordinary Income
03/30/12	04/10/12	04/27/12	$0.21	$0.21	$0	$0	$0
06/29/12	07/09/12	07/27/12	$0.18	$0.18	$0	$0	$0
09/28/12	10/08/12	10/29/12	$0.15	$0.15	$0	$0	$0
12/14/12	12/28/12	01/29/13	$0.15	$0.11	$0	$0	$0.04

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2012, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the year ended December 31, 2012, there were eight transactions to convert an aggregate of 96,402 shares of Series B Preferred Stock into an aggregate of 363,362 shares of our common stock at a weighted average conversion rate of 3.7692. During the year ended December 31, 2012, we issued an aggregate of 10,916 shares of Series B Preferred Stock at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $265 thousand.

NOTE 9.    PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2012, our authorized capital included 200 million shares of common stock, of which 142,013,390 shares were issued and outstanding.

At December 31, 2012, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2012, there were 1,877,400 shares of Series A Preferred Stock issued and outstanding and 1,066,074 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2012, we issued under our 2011 Sales Agreement (i) an aggregate of 1,900 shares of our Series A Preferred Stock at $26.01 per share, which provided net proceeds to us of approximately $50 thousand, net of sales commissions less reimbursement of fees, and (ii) an aggregate of 10,916 shares of our Series B Preferred Stock at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $265 thousand, net of sales commissions less reimbursement of fees. During the year ended December 31, 2012, we did not issue any shares of our common stock under the 2011 Sales Agreement. At December 31, 2012, there were 19,409,400 shares of common stock, 998,100 shares of Series A Preferred Stock and 949,084 shares of Series B Preferred Stock, respectively, available under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. During the year ended December 31, 2012, we repurchased an aggregate of 734,668 shares at a weighted average price of $5.77 per share under this program. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering up to 27 million shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the year ended December 31, 2012, we issued an aggregate of 8,269,469 shares of our common stock at a weighted average price of $6.52 per share, resulting in proceeds to us of approximately $53.93 million. Of these shares issued, approximately 1.96 million shares were issued under the 2009 Plan and approximately 6.31 million shares were issued under the 2012 Plan. At December 31, 2012, there were approximately 20.7 million shares remaining under the 2012 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and, on February 26, 2010, we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At December 31, 2012, approximately $547.2 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued 2,832,000 shares of common stock under the plan. This amount includes 751,000 shares of unexercised stock options and restricted stock.

NOTE 10.    TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement, pursuant to which our day-to-day operations are conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives were terminated, our employees became employees of the Manager, and we took such other actions as were reasonably necessary to implement the Management Agreement and to externalize our management function. In 2011 and 2010, Messrs. Lloyd McAdams and Joseph E. McAdams had employment agreements with the Company. For the years ending December 31, 2011 and 2010, we paid these executives a total of approximately $6.85 million and approximately $6.2 million, respectively, in annual salary, incentive compensation and bonus. These amounts were included in the income statement line item “Compensation, incentive compensation and benefits.”

A trust controlled by Lloyd McAdams, our Chairman, Chief Executive Officer and President, and Heather U. Baines, an Executive Vice President of the Manager, beneficially owns 50% of the outstanding membership interests of the Manager; Joseph E. McAdams, the Chief Investment Officer of the Manager, beneficially owns 45% of the outstanding membership interests of the Manager; and Thad M. Brown, our Chief Financial Officer, owns 5% of the outstanding membership interests of the Manager.

Nothing in the Management Agreement prevents the Manager or any of its affiliates from engaging in other businesses or from rendering services of any kind to any other person or entity, including investment in or advisory service to others investing in any type of real estate investment, other than advising other REITs that invest more than 75% of their assets in U.S. agency residential MBS. Directors, officers and employees of the Manager may serve as our directors and officers.

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

The Management Agreement may only be terminated without cause, as defined in the agreement, after the completion of its initial term on December 31, 2013, or the expiration of any annual renewal term. We are required to provide 180-days prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of the initial term or any automatic renewal term, equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

Certain of our former officers were previously granted restricted stock and other equity awards (see Note 11), including dividend equivalent rights, in connection with their service to us, and certain of our former officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 10). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of the Manager. In addition, as officers and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with each of Mr. Thad M. Brown, our Chief Financial Officer, Mr. Charles J. Siegel, our then Senior Vice President-Finance, Ms. Bistra Pashamova, our then Senior Vice President and Portfolio Manager, and Mr. Evangelos Karagiannis, our then Vice President and Portfolio Manager, as well as certain of our other officers. In connection with the Externalization, we amended these agreements to provide that should a change in control (as defined in the amended agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under the amended agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. The amended Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under this sublease agreement, as amended on July 8, 2003, we leased, on a pass-through basis, 5,500 square feet of office space from PIA and paid rent at an annual rate equal to PIA’s obligation, which was $57.46 per square foot. This sublease agreement terminated on June 30, 2012. During the years ended December 31, 2012, 2011 and 2010, we expensed $169 thousand, $326 thousand and $326 thousand, respectively, in rent and related expenses to PIA under this sublease.

On January 26, 2012, we entered into a new sublease agreement that became effective on July 1, 2012 with PIA. Under the new sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $58.14 per square foot. The base monthly rental for us is $35,367.80, which will be increased 3% per annum beginning on July 1, 2013. The new sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the year ended December 31, 2012, we paid or accrued $227 thousand in rent and other operating expenses to PIA under the new sublease agreement, which is included in “Other expenses” on the statements of income.

At December 31, 2012, the future minimum lease commitment was as follows (in whole dollars):

Year	2013	2014	2015	2016	2017	Thereafter	Total Commitment
Commitment	$430,766	$443,669	$456,987	$470,720	$484,852	$2,366,152	$4,653,146

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the statements of income are fees of $207 thousand paid to PIA in connection with this agreement during the year ended December 31, 2012. During the years ended December 31, 2011 and 2010, we paid fees of $199 thousand and $262 thousand, respectively, to PIA in connection with this agreement.

NOTE 11.    EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2012, 668,414 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2012		2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	592,480	$12.535	621,100	$12.480	840,325	$12.392
Granted	0	0	0	0	0	0
Exercised	0	0	(260)	6.700	0	0
Surrendered(1)	0	0	0	0	(219,225)	12.143
Expired	(271,780)	10.570	(28,360)	11.400	0	0

Outstanding, end of year	320,700	$13.736	592,480	$12.535	621,100	$12.480

Weighted average fair value of options expired during the year		$10.570		$11.400		$0
Options exercisable at year-end	320,700		592,480		621,100

(1)	On December 27, 2010, Mr. Lloyd McAdams willfully surrendered an aggregate of 219,225 stock options with a weighted average exercise price of $12.143.

The aggregate intrinsic value of options exercised during 2011 and those outstanding at December 31, 2012 and December 31, 2011 are immaterial.

The following table summarizes information about stock options outstanding at December 31, 2012:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$13.80	315,700	0.3
$ 9.72	5,000	2.6

	320,700

The following table summarizes information about restricted stock transactions during the year ended December 31, 2012:

Grant Date Fair Value	Unvested Shares at December 31, 2011	Restricted Shares Granted	Shares Vested in 2012	Shares Forfeited	Unvested Shares at December 31, 2012	Weighted Average Remaining Contractual Life (Years)
$4.24	62,191	0	15,542	0	46,649	2.8
$5.93	197,362	0	0	0	197,362	3.8

	259,553	0	15,542	0	244,011	3.6

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

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 3.6 years. During the years ended December 31, 2012 and December 31, 2011, we expensed approximately $202 thousand and $202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2012 and December 31, 2011, we paid or accrued $402 thousand and $547 thousand, respectively, related to DERs granted.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of the Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Compensation Plan under the same amounts, terms and conditions.

NOTE 12.    HEDGING INSTRUMENTS

At December 31, 2012, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.16 billion and a weighted average maturity of 2.8 years. During the year ended December 31, 2012, seven swap agreements with an aggregate notional amount of $520 million matured. During the year ended December 31, 2012, we entered into twelve new swap agreements with an aggregate notional amount of $650 million and terms of up to seven years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.7615% to 4.475%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2012 and December 31, 2011, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term in months:

	December 31, 2012			December 31, 2011
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$375,000	3.32%	2	$520,000	3.92%	5
1 year to 2 years	410,000	2.07	16	375,000	3.32	14
2 years to 3 years	680,000	2.07	30	410,000	2.07	28
3 years to 4 years	1,045,000	1.93	41	680,000	2.07	42
Over 4 years	650,000	1.11	56	1,045,000	1.98	54

	$3,160,000	1.98%	34	$3,030,000	2.51%	34

Swap Agreements by Counterparty

	December 31, 2012	December 31, 2011
	(in thousands)
Deutsche Bank Securities	$800,000	$700,000
JPMorgan Securities	800,000	500,000
RBS Greenwich Capital	485,000	485,000
Nomura Securities International	450,000	450,000
Credit Suisse	175,000	395,000
ING Capital Markets LLC	150,000	0
Morgan Stanley	150,000	150,000
Bank of New York	100,000	100,000
LBBW Securities, LLC	50,000	50,000
Citigroup	0	200,000

	$3,160,000	$3,030,000

For the year ended December 31, 2012, there was a decrease in unrealized losses of approximately $1.0 million, from $97 million in unrealized losses at December 31, 2011 to $96 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase consisted of unrealized losses on cash flow hedges of $52.7 million and a reclassification adjustment for interest expense included in net income of $53.7 million).

At December 31, 2012, we had asset derivatives and liability derivatives (both shown on our audited balance sheets) of $111 thousand and $96.1 million, respectively.

During the year ended December 31, 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is seven years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this. On September 18, 2008, we terminated all of our interest rate swap agreements with Lehman Brothers Special Finance, or LBSF, as the counterparty. The notional balance of these swap agreements was $240 million. The fair value of these swap agreements at termination was approximately $(1.5) million, reflecting a realized loss. This loss is being amortized into interest expense over the remaining term of the related hedged borrowings. During the year ended December 31, 2012, the amount amortized into interest expense was approximately $227 thousand and the remaining amount at December 31, 2012 to be amortized was approximately $22 thousand.

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

NOTE 14.    OTHER EXPENSES

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Legal and accounting fees	$520	$608	$539
Printing and stockholder communications	205	219	152
Directors and Officers insurance	436	431	435
DERs expense(1)	402	0	0
Amortization of restricted stock(2)	202	0	0
Software implementation and maintenance	287	258	276
Administrative service fees	207	199	262
Rent	396	326	326
Stock exchange and filing fees	238	192	230
Custodian fees	136	131	131
Sarbanes-Oxley consulting fees	119	113	85
Board of directors fees and expenses	327	334	305
Securities data services	124	110	108
Refund of previous Belvedere Trust expenses	0	0	(170)
Other	238	364	321

Total of other expenses:	$3,837	$3,285	$3,000

(1)	For the years ended December 31, 2011 and 2010, “DERs expense” of $547 thousand and $513 thousand, respectively, were included in “Compensation expense.”
(2)	For the years ended December 31, 2011 and 2010, “Amortization of restricted stock” of $202 thousand and $202 thousand, respectively, were included in “Compensation expense.”

NOTE 15.    SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2012 and December 31, 2011. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2012 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$53,225	$50,311	$47,170	$44,999
Interest on Non-Agency MBS	24	16	7	11
Other income	14	16	14	46

	53,263	50,343	47,191	45,056

Interest expense:
Interest expense on repurchase agreements	20,574	20,669	21,408	22,069
Interest expense on junior subordinated notes	345	340	339	329

	20,919	21,009	21,747	22,398

Net interest income	32,344	29,334	25,444	22,658
Gain on sale of Agency MBS	0	0	0	4,434
Recovery on Non-Agency MBS	623	350	299	154
Expenses	(3,845)	(3,872)	(3,792)	(3,913)

Net income	29,122	25,812	21,951	23,333

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,012)
Dividend on Series B Cumulative Convertible Preferred Stock	(450)	(449)	(412)	(416)

Net income to common stockholders	$27,661	$24,352	$20,528	$21,905

Basic earnings per common share	$0.20	$0.18	$0.15	$0.15
Diluted earnings per common share	$0.20	$0.18	$0.15	$0.15
Basic weighted average number of shares outstanding	135,064	137,064	139,209	142,140
Diluted weighted average number of shares outstanding	139,292	141,292	143,148	146,159

For the year ended December 31, 2011 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$56,901	$58,978	$54,435	$53,667
Interest on Non-Agency MBS	45	39	33	32
Other income	11	11	14	14

	56,957	59,028	54,482	53,713

Interest expense:
Interest expense on repurchase agreements	22,112	22,726	21,010	22,127
Interest expense on junior subordinated notes	319	321	320	330

	22,431	23,047	21,330	22,457

Net interest income	34,526	35,981	33,152	31,256
Recovery on Non-Agency MBS	218	678	830	499
Expenses	(3,584)	(3,881)	(3,433)	(3,366)

Net income	31,160	32,778	30,549	28,389

Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,011)
Dividend on Series B Cumulative Convertible Preferred Stock	(492)	(450)	(450)	(449)

Net income to common stockholders	$29,657	$31,317	$29,088	$26,929

Basic earnings per common share	$0.24	$0.25	$0.22	$0.20
Diluted earnings per common share	$0.24	$0.24	$0.22	$0.20
Basic weighted average number of shares outstanding	121,914	127,029	131,886	133,412
Diluted weighted average number of shares outstanding	126,205	131,402	136,099	137,625

NOTE 16.    SUBSEQUENT EVENTS

On January 18, 2013, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2013 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 28, 2013.

From January 1, 2013 through February 22, 2013, we issued an aggregate of 1,016,227 shares of our common stock at a weighted average price of $6.14 per share under our 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $6.24 million.

From January 1, 2013 through February 22, 2013, we issued an aggregate of 6,283 shares of our Series A Preferred Stock at a weighted average price of $26.00 per share under our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $162 thousand, net of sales commissions less reimbursement of fees. From January 1, 2013 through February 22, 2013, we issued an aggregate of 50,157 shares of our Series B Preferred Stock at a weighted average price of $24.50 per share under our 2011 Sales Agreement with Cantor, which provided net proceeds to us of approximately $1.2 million, net of sales commissions less reimbursement of fees.

From January 1, 2013 through February 22, 2013, we had repurchased an aggregate of 100,000 shares of our common stock at a weighted average price of $5.77 per share under our share repurchase program.

From January 1, 2013 through February 22, 2013, we entered into one new swap agreement with a notional amount of $75 million and terms of up to five years.

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

Exhibit Number	Description
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.3*

2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933 on March 14, 2012)

10.4

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.8

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.9*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.10

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.11

Management Agreement dated as of December 31, 2011 by and between Anworth Mortgage Asset Corporation and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

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