Form 10-Q
period 2013-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2013-08-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

At August 5, 2013, the registrant had 142,969,684 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,851,151	$8,523,557
Agency MBS at fair value	538,716	668,366
Paydowns receivable	64,283	52,410

	9,454,150	9,244,333
Non-Agency MBS at fair value	138	360
Cash and cash equivalents	7,169	2,910
Interest and dividends receivable	25,854	25,839
Derivative instruments at fair value	18,817	111
Prepaid expenses and other	4,328	11,552

Total Assets:	$9,510,456	$9,285,105

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$17,294	$20,376
Repurchase agreements	8,405,000	8,020,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	60,931	96,144
Dividends payable on Series A Preferred Stock	1,035	1,011
Dividends payable on Series B Preferred Stock	394	414
Dividends payable on common stock	21,353	21,302
Payable for securities purchased	35,673	0
Accrued expenses and other	2,323	761

Total Liabilities:	$8,581,383	$8,197,388

Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $26,652, respectively); 1,010 and 1,066 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$23,924	$25,222

Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $46,935, respectively); 1,919 and 1,877 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	$46,537	$45,447
Common Stock: par value $0.01 per share; authorized 200,000 shares, 142,352 and 142,013 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,424	1,420
Additional paid-in capital	1,201,050	1,197,793
Accumulated other comprehensive income (loss) consisting of unrealized losses and gains	(82,658)	79,776
Accumulated deficit	(261,204)	(261,941)

Total Stockholders’ Equity:	$905,149	$1,062,495

Total Liabilities and Stockholders’ Equity:	$9,510,456	$9,285,105

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest on Agency MBS	$45,226	$50,311	$88,670	$103,536
Interest on Non-Agency MBS	5	16	10	40
Other income	13	16	31	30

	45,244	50,343	88,711	103,606

Interest expense:
Interest expense on repurchase agreements	20,046	20,669	40,948	41,243
Interest expense on junior subordinated notes	320	340	640	685

	20,366	21,009	41,588	41,928

Net interest income	24,878	29,334	47,123	61,678

Gain on sales of Agency MBS	2,076	0	7,246	0
Recovery on Non-Agency MBS	103	350	232	973
Expenses:
Management fee to related party	(3,029)	(2,890)	(6,027)	(5,711)
Other expenses	(1,030)	(982)	(1,952)	(2,007)

Total expenses	(4,059)	(3,872)	(7,979)	(7,718)

Net income	$22,998	$25,812	$46,622	$54,933

Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,011)	(2,072)	(2,022)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(449)	(806)	(899)

Net income to common stockholders	$21,569	$24,352	$43,744	$52,012

Basic earnings per common share	$0.15	$0.18	$0.30	$0.38
Diluted earnings per common share	$0.15	$0.18	$0.30	$0.38
Basic weighted average number of shares outstanding	144,252	137,064	143,581	136,064
Diluted weighted average number of shares outstanding	148,126	141,292	147,539	140,292

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$22,998	$25,812	$46,622	$54,933

Available-for-sale Agency MBS, fair value adjustment	(188,875)	13,121	(208,907)	38,020
Reclassification adjustment for gain on sales of Agency MBS included in net income	(2,076)	0	(7,246)	0
Available-for-sale Non-Agency MBS, fair value adjustment	(214)	(644)	(454)	(1,844)
Recovery on Non-Agency MBS	103	350	232	973
Unrealized gains (losses) on cash flow hedges	29,616	(22,275)	30,148	(30,105)
Reclassification adjustment for interest expense on swap agreements included in net income	11,640	13,643	23,793	27,638

Other comprehensive income (loss)	(149,806)	4,195	(162,434)	34,682

Comprehensive income (loss)	$(126,808)	$30,007	$(115,812)	$89,615

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2012	1,877	142,013	$45,447	$1,420	$1,197,793	$175,439	$360	$(96,023)	$(261,941)	$1,062,495

Issuance of Series A Preferred Stock	42		1,090							1,090
Issuance of common stock		2,272		23	13,825					13,848
Redemption of common stock		(100)		(1)	(577)					(578)
Other comprehensive income (loss), fair value adjustments and reclassifications						(25,202)	(111)	12,685		(12,628)
Net income									23,624	23,624
Amortization of restricted stock					50					50
Dividend declared - $0.539063 per Series A preferred share									(1,021)	(1,021)
Dividend declared - $0.390625 per Series B preferred share									(436)	(436)
Dividend declared - $0.15 per common share									(21,628)	(21,628)

Balance, March 31, 2013	1,919	144,185	$46,537	$1,442	$1,211,091	$150,237	$249	$(83,338)	$(261,402)	$1,064,816

Issuance of Series A Preferred Stock	0		0							0
Issuance of common stock		1,269		13	7,469					7,482
Redemption of common stock		(3,102)		(31)	(17,560)					(17,591)
Other comprehensive income (loss), fair value adjustments and reclassifications						(190,951)	(111)	41,256		(149,806)
Net income									22,998	22,998
Amortization of restricted stock					50					50
Dividend declared - $0.539063 per Series A preferred share									(1,051)	(1,051)
Dividend declared - $0.390625 per Series B preferred share									(370)	(370)
Dividend declared - $0.15 per common share									(21,379)	(21,379)

Balance, June 30, 2013	1,919	142,352	$46,537	$1,424	$1,201,050	$(40,714)	$138	$(42,082)	$(261,204)	$905,149

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating Activities:
Net income	$22,998	$25,812	$46,622	$54,933
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of premium and discounts (Agency MBS)	15,981	17,356	35,003	33,206
Gain on sales of Agency MBS	(2,076)	0	(7,246)	0
Amortization of restricted stock	50	30	101	101
Recovery on Non-Agency MBS	(103)	(350)	(232)	(973)
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(635)	491	(15)	1,121
Decrease (increase) in prepaid expenses and other	7,042	1,269	7,225	(106)
(Decrease) increase in accrued interest payable	(2,748)	1,171	(3,060)	(2,256)
(Decrease) increase in accrued expenses and payable for securities purchased	(238,771)	(135,665)	37,235	99,352

Net cash (used in) provided by operating activities	$(198,262)	$(89,886)	$115,633	$185,378

Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$92,111	$0	$294,328	$0
Purchases	(892,588)	(728,516)	(2,056,832)	(1,555,969)
Principal payments	658,813	612,074	1,308,776	1,171,939
Available-for-sale Non-Agency MBS:
Principal payments	103	350	232	973

Net cash (used in) investing activities	$(141,561)	$(116,092)	$(453,496)	$(383,057)

Financing Activities:
Borrowings from repurchase agreements	$10,975,727	$11,411,100	$22,547,073	$21,110,875
Repayments on repurchase agreements	(10,595,727)	(11,189,100)	(22,162,073)	(20,883,875)
Proceeds from common stock issued, net of common stock repurchased	(11,154)	13,277	526	25,788
Proceeds on Series B Preferred Stock issued	0	0	1,335	0
Proceeds on Series A Preferred Stock issued	0	0	1,090	0
Series A Preferred stock dividends paid	(1,035)	(1,011)	(2,047)	(2,022)
Series B Preferred stock dividends paid	(411)	(450)	(827)	(900)
Common stock dividends paid	(21,653)	(28,575)	(42,955)	(56,658)

Net cash provided by financing activities	$345,747	$205,241	$342,122	$193,208

Net increase (decrease) in cash and cash equivalents	$5,924	$(737)	$4,259	$(4,471)
Cash and cash equivalents at beginning of period	1,245	5,143	2,910	8,877

Cash and cash equivalents at end of period	$7,169	$4,406	$7,169	$4,406

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,114	$19,839	$44,648	$44,184
Conversions of Series B Preferred Stock into common stock	$1,044	$0	$2,633	$0
Treasury stock purchased	$17,591	$0	$18,170	$0

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, from three to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	246	$5,352,796	$(124,329)	200	$239,981	$(6,048)	446	$5,592,777	$(130,377)

December 31, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	68	$907,972	$(2,457)	207	$283,638	$(4,117)	275	$1,191,610	$(6,574)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At June 30, 2013, we did not expect to sell the Agency

MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2013. However, subsequent to June 30, 2013, we made the decision, in July 2013, to sell approximately $235 million of Agency MBS and realized a loss of approximately $5.6 million.

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

Credit Risk

At June 30, 2013, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s Investors Service, or Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely change its ratings on Fannie Mae and Freddie Mac if it was to change its ratings on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2013 relative to any tax positions taken prior to January 1, 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2013. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2008 and 2007, respectively.

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

The computation of EPS for the three and six months ended June 30, 2013 and 2012 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2013
Basic EPS	$21,569	144,252	$0.15
Effect of dilutive securities	394	3,874	0.00

Diluted EPS	$21,963	148,126	$0.15

For the three months ended June 30, 2012
Basic EPS	$24,352	137,064	$0.18
Effect of dilutive securities	449	4,228	0.00

Diluted EPS	$24,801	141,292	$0.18

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2013
Basic EPS	$43,744	143,581	$0.30
Effect of dilutive securities	806	3,958	0.00

Diluted EPS	$44,550	147,539	$0.30

For the six months ended June 30, 2012
Basic EPS	$52,012	136,064	$0.38
Effect of dilutive securities	899	4,228	0.00

Diluted EPS	$52,911	140,292	$0.38

For the three and six months ended June 30, 2013 and 2012, options to purchase 5,000 and 494,700 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes.” Prior to the amendments in this ASU, only interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (LIBOR) were considered as acceptable benchmark interest rates. This ASU now also allows the use of the Fed Funds Effective Swap Rate as an acceptable benchmark interest rate. This ASU is effective prospectively for qualifying new or re-designated hedging relationships entered into on or after July 17, 2013. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2013, we did not have any reverse repurchase agreements outstanding. During the three months ended June 30, 2013, the maximum amount of reverse repurchase agreements outstanding was $67 million and the average amount outstanding was approximately $4.95 million. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2012, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2013 and December 31, 2012, which are carried at their fair value (amounts in thousands):

June 30, 2013

Agency MBS (By Agency)	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS

Amortized cost	$14,553	$3,942,882	$5,473,146	$9,430,581
Paydowns receivable(1)	0	64,283	0	64,283
Unrealized gains	18	23,834	65,811	89,663
Unrealized losses	(169)	(75,073)	(55,135)	(130,377)

Fair value	$14,402	$3,955,926	$5,483,822	$9,454,150

Agency MBS (By Security Type)	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating- Rate CMOs	Total Agency MBS

Amortized cost	$1,646,868	$5,763,369	$1,776,413	$242,162	$1,769	$9,430,581
Paydowns receivable(1)	3,584	60,699	0	0	0	64,283
Unrealized gains	44,241	26,084	2,177	17,155	6	89,663
Unrealized losses	(3,263)	(81,384)	(45,723)	(6)	(1)	(130,377)

Fair value	$1,691,430	$5,768,768	$1,732,867	$259,311	$1,774	$9,454,150

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

Non-Agency MBS	Total Non-Agency MBS

Amortized cost	$0
Unrealized gains	138

Fair value	$138

During the three months ended June 30, 2013, we received proceeds of approximately $92 million from the sales of Agency MBS and recognized a gain on sales of approximately $2.1 million.

At June 30, 2013, our Non-Agency MBS portfolio consisted of floating-rate collateralized mortgage obligations, or CMOs, (option-adjusted ARMs based on one-month LIBOR) with an average coupon of 0.44%, which were acquired at par value.

The fair value of our Non-Agency MBS portfolio declined to approximately $138 thousand at June 30, 2013 from a fair value of approximately $360 thousand at December 31, 2012. The details of this decline are set forth in Note 6.

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

At June 30, 2013 and December 31, 2012, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	June 30, 2013		December 31, 2012
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$0	0.00%	$0	0.00%
Less than 30 days	4,020,000	0.39	4,120,000	0.47
30 days to 90 days	4,385,000	0.39	3,900,000	0.47
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00

	$8,405,000	0.39%	$8,020,000	0.47%

Weighted average maturity	37 days		34 days
Weighted average term to maturity (after accounting for swap agreements)	471 days		420 days
Weighted average borrowing rate (after accounting for swap agreements)	0.95%		1.12%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,851,151		$8,523,557

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

Level 3: Unobservable inputs that are not corroborated by market data. This is comprised of financial instruments whose fair value is estimated based on internally developed models or methodologies utilizing significant inputs that are generally less readily observable from objective sources. At June 30, 2013, we considered the inputs utilized to fair value the Non-Agency MBS to be Level 3. Prior to December 31, 2008, we had received non-binding indications of value from brokers who make markets in Non-Agency MBS and we also observed market activity in our Non-Agency MBS as well as other similar securities. As the market for Non-Agency MBS became more volatile and less liquid, we received fewer indications of value on these securities. At June 30, 2013, we were unable to get any brokers who made markets in these securities to provide valuation information on our Non-Agency MBS. Instead, we obtained valuations at June 30, 2013 for our Non-Agency MBS from an experienced independent third party pricing service, whose methodologies are based on broker provided pricing information, as well as indirect observation of market activity. Although we continue to monitor market activity for the Non-Agency MBS in our portfolio, as well as for other similar securities, given the lack of trading activity that we are able to observe, we place more weight on the third party pricing service valuations, as they are both independent and specifically determined. As a result of the lack of valuation information from brokers and our own observation of market activity, we determined that the market for our Non-Agency MBS was inactive. We also believe that the valuations obtained from the independent third party pricing service already take into account the illiquidity of the market for Non-Agency MBS and therefore we do not apply our own liquidity discount when determining their fair value. Based on this information, we consider the fair value measurement of the Non-Agency MBS a Level 3 input at June 30, 2013 and December 31, 2012.

In determining the appropriate levels, we perform a detailed analysis of the assets and liabilities that are subject to ASC 820-10. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

At June 30, 2013, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,454,150	$0	$9,454,150
Non-Agency MBS(2)	0	0	138	138
Derivative instruments(3)	0	18,817	0	18,817
Liabilities:
Derivative instruments(3)	$0	$60,931	$0	$60,931

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

At December 31, 2012, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,244,333	$0	$9,244,333
Non-Agency MBS(2)	0	0	360	360
Derivative instruments(3)	0	111	0	111
Liabilities:
Derivative instruments(3)	$0	$96,144	$0	$96,144

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	For more detail about the fair value of our Non-Agency MBS, see Note 3.
(3)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

At June 30, 2013 and December 31, 2012, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2013 and December 31, 2012, the carrying value approximates fair value.

A reconciliation of the Level 3 Non-Agency MBS fair value measurements at June 30, 2013 and 2012 are as follows (in thousands):

	June 30,
	2013	2012
Balance at January 1	$360	$1,585
Principal paydowns	(232)	(973)
Recoveries	232	973
Decrease in unrealized gains	(222)	(871)

Balance at June 30	$138	$714

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2013, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2013, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended June 30, 2013, there were two transactions to convert an aggregate of 44,000 shares of our Series B Preferred Stock into an aggregate of 168,828 shares of our common stock (at the then-current conversion rate of 3.8370).

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2013, our authorized capital included 200,000,000 shares of common stock, of which 142,352,438 shares were issued and outstanding.

At June 30, 2013, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At June 30, 2013, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended June 30, 2013, we did not issue any shares of our Series A Preferred Stock, Series B Preferred Stock or common stock under the 2011 Sales Agreement. The Series A Preferred Stock has no maturity date, and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. At June 30, 2013, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

On October 3, 2011, our board of directors authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. Our board of directors also authorized the Company to repurchase an amount of common stock up to the amount of common stock sold through the Company’s 2012 Dividend Reinvestment and Stock Purchase Plan. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. During the three months ended June 30, 2013, we had repurchased an aggregate of 3,102,045 shares at a weighted average price of $5.65 per share under this program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended June 30, 2013, we issued an aggregate of 1,100,962 shares of our common stock at a weighted average price of $5.93 per share under the 2012 Plan, resulting in proceeds to us of approximately $6.53 million. At June 30, 2013, there were approximately 17.6 million shares remaining under the 2012 Plan.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and on February 26, 2010 we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. That registration statement was declared effective on March 26, 2010. At March 31, 2013, approximately $544.7 million of our capital stock was available for issuance under that registration statement. On April 8, 2013, that shelf registration statement expired.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At June 30, 2013, approximately $544.7 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan. As of June 30, 2013, we have issued 2,832,000 shares of common stock under the 2004 Equity Compensation Plan. This amount includes 467,142 shares of unexercised stock options, restricted stock and restricted stock units.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under this sublease agreement, as amended on July 8, 2003, we leased, on a pass-through basis, 5,500 square feet of office space from PIA and paid rent at an annual rate equal to PIA’s obligation, which was $57.46 per square foot. During the three and six months ended June 30, 2012, we expensed $84 thousand and $169 thousand, respectively, in rent and related expenses to PIA under this sublease agreement. This sublease agreement was terminated on June 30, 2012.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $58.14 per square foot. The base monthly rental for us is $35,367.80, which will be increased by 3% per annum beginning on July 1, 2013. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2013, we expensed $121 thousand and $243 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2013, the future minimum lease commitment is as follows (in whole dollars):

Year	2013	2014	2015	2016	2017	Thereafter	Total Commitment

Commitment	$218,559	$443,669	$456,987	$470,720	$484,852	$2,366,151	$4,440,938

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited statements of income are fees of $53 thousand and $106 thousand paid to PIA in connection with this agreement during the three and six months ended June 30, 2013, respectively. During the three and six months ended June 30, 2012, we paid fees of $51 thousand and $103 thousand, respectively, to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At June 30, 2013, 668,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2013, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants. During the three and six months ended June 30, 2012, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2013, we paid or accrued $87 thousand and $175 thousand, respectively, related to DERs granted. During the three and six months ended June 30, 2012, we paid or accrued $111 thousand and $227 thousand, respectively, related to DERs granted.

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

NOTE 12. HEDGING INSTRUMENTS

At June 30, 2013, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.435 billion and a weighted average maturity of 3 years. During the three months ended June 30, 2013, one swap agreement with an aggregate notional amount of $50 million matured. During the three months ended June 30, 2013, we entered into five new swap agreements with an aggregate notional amount of $185 million and terms of up to five years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 2.8325%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2013 and December 31, 2012, our swap agreements had the following notional amounts (dollar amounts in thousands), weighted average interest rates and remaining terms (in months):

	June 30, 2013			December 31, 2012
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months

Less than 12 months	$325,000	2.31%	8	$375,000	3.32%	2
1 year to 2 years	460,000	2.16	20	410,000	2.07	16
2 years to 3 years	1,200,000	1.92	32	680,000	2.07	30
3 years to 4 years	775,000	1.11	44	1,045,000	1.93	41
Over 4 years	675,000	1.06	61	650,000	1.11	56

	$3,435,000	1.64%	36	$3,160,000	1.98%	34

Swap Agreements by Counterparty

	June 30, 2013	December 31, 2012
	(in thousands)
JPMorgan Securities	$875,000	$800,000
Deutsche Bank Securities	865,000	800,000
RBS Greenwich Capital	600,000	485,000
Nomura Securities International	350,000	450,000
ING Financial Markets LLC	350,000	150,000
Morgan Stanley	150,000	150,000
Bank of New York	120,000	100,000
Credit Suisse	75,000	175,000
LBBW Securities, LLC	50,000	50,000

	$3,435,000	$3,160,000

During the six months ended June 30, 2013, there was a decrease in unrealized losses of approximately $53.9 million, from approximately $96 million in unrealized losses at December 31, 2012 to approximately $42.1 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized gains on cash flow hedges of $30.1 million and a reclassification adjustment for interest expense included in net income of $23.8 million).

At June 30, 2013, we had asset and liability derivatives of approximately $18.8 million and $60.9 million, respectively (shown on our unaudited balance sheets).

During the three months ended June 30, 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is seven years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Legal and accounting fees	$123	$116	$265	$279
Printing and stockholder communications	139	142	177	166
Directors and Officers insurance	118	109	230	216
DERs expense	87	111	175	227
Amortization of restricted stock	51	51	101	101
Software implementation and maintenance	74	66	145	134
Administrative service fees	53	51	106	103
Rent	121	84	243	169
Stock exchange and filing fees	55	64	108	122
Custodian fees	35	34	69	67
Sarbanes-Oxley consulting fees	32	29	57	57
Board of directors fees and expenses	75	75	154	153
Securities data services	33	30	66	60
Other	34	20	56	153

Total of other expenses:	$1,030	$982	$1,952	$2,007

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 10, 2013 from 3.8695 shares of our common stock to 3.9202 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.57 and (2) the annualized common stock dividend yield was 10.7643%.

From July 1, 2013 through August 5, 2013, we issued an aggregate of 697,246 shares of common stock at a weighted average price of $4.99 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $3.48 million. Effective July 5, 2013, we reduced the discount rate on dividend reinvestment offered through our 2012 Dividend Reinvestment and Stock Purchase Plan from 1% to zero until further notice.

During July 2013, we made the decision to sell approximately $235 million of Agency MBS and realized a loss of approximately $5.6 million.

From July 1, 2013 through August 5, 2013, we had repurchased 80,000 shares of our common stock at a weighted average price of $4.70 per share under our share repurchase program.

From July 1, 2013 through August 2, 2013, we entered into seven new swap agreements with an aggregate notional amount of $640 million with a weighted average rate of approximately 1.659% and a weighted average term of approximately 5.5 years. From July 1, 2013 through August 2, 2013, none of our outstanding swap agreements matured.

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

We have elected to be taxed as a REIT under the Code and are organized for tax purposes as a real estate investment trust, or REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2013, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than

99% of our 2012 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At June 30, 2013, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases will be open-ended, meaning they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May 2013, upon the release of minutes of the Fed Open Market Committee (FOMC) meeting, Federal Reserve Chairman Ben Bernanke stated that if there was a continued improvement in the U.S. economy, the pace of purchases could be slowed down. After this statement, the rate on the 10-Year Treasury rose above 2%. In addition, following the June 2013 FOMC meeting, Chairman Bernanke commented that if the U.S. economy continued to improve, the Federal Reserve would probably slow or moderate its MBS purchases sometime later in 2013 and possibly ending them sometime in the middle of 2014. This comment had an even greater effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS in general and to the value of our portfolio. At June 30, 2013, our Agency MBS portfolio declined from March 31, 2013 by approximately $191 million, partially offset by an increase in the value of our swap agreements of approximately $41 million. The stock prices of companies in the mortgage REIT sector, including our stock price, were negatively affected.

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

In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely changes its ratings on Fannie Mae and Freddie Mac if it was to change its rating on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts, from January 2, 2013 to March 1, 2013. The automatic spending cuts required under the Budget Control Act of 2011 went into effect on March 1, 2013. Additionally, it is anticipated that the U.S. government may reach its debt ceiling sometime during 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling issue until May 19, 2013. This was again temporarily delayed due to government tax revenues being greater than anticipated and Congress passing temporary funding measures until September 30, 2013. A failure by the U.S. government to resolve the 2013 debt ceiling crisis, or reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our operations consist of the following portfolios: agency mortgage-backed securities, or Agency MBS, and non-agency mortgage-backed securities, or Non-Agency MBS. Essentially our entire total portfolio is comprised of Agency MBS.

June 30, 2013
(dollar amounts in thousands)

Total assets	$9,510,456

Fair value of Agency MBS	$9,454,150

Adjustable-rate Agency MBS (less than 1 year reset)	18%
Adjustable-rate Agency MBS (1-2 year reset)	6%
Adjustable-rate Agency MBS (2-3 year reset)	13%
Adjustable-rate Agency MBS (3-4 year reset)	17%
Adjustable-rate Agency MBS (4-5 year reset)	4%
Adjustable-rate Agency MBS (5-7 year reset)	14%
Adjustable-rate Agency MBS (>7 year reset)	7%
15-year fixed-rate Agency MBS	18%
30-year fixed-rate Agency MBS	3%

100%

Stockholders’ equity available to common stockholders at June 30, 2013 was approximately $855.8 million, or $6.01 per share. The $855.8 million equals total stockholders’ equity of $905.1 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of approximately $25.2 million and the proceeds from its sale of approximately $23.9 million.

Results of Operations

Three Months Ended June 30, 2013 Compared to June 30, 2012

For the three months ended June 30, 2013, our net income available to common stockholders was $21.6 million, or $0.15 per diluted share, based on a weighted average of 148.1 million fully diluted shares outstanding. This includes net income of $23 million minus the payment of preferred dividends of $1.4 million. For the three months ended June 30, 2012, our net income available to common stockholders was $24.4 million, or $0.18 per diluted share, based on a weighted average of 141.3 million fully diluted shares outstanding. This included net income of $25.8 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended June 30, 2013 was approximately $24.9 million, or 40.6% of gross income, compared to approximately $29.3 million, or 43.3% of gross income, for the three months ended June 30, 2012. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended June 30, 2013 was approximately $45.2 million, compared to approximately $50.3 million for the three months ended June 30, 2012, a decrease of 10.1%, due primarily to a decrease in the coupons on our MBS (from 3.15% during the three months ended June 30, 2012 to 2.67% during the three months ended June 30, 2013), partially offset by an increase in the average MBS outstanding (from $8.60 billion during the three months ended June 30, 2012 to $9.16 billion during the three months ended June 30, 2013) and by a decrease in premium amortization of approximately $1.4 million. Interest expense for the three months ended June 30, 2013 was approximately $20.4 million, compared to approximately $21 million for the three months ended June 30, 2012, a decrease of 3.1%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.07% at June 30, 2012 to 0.97% at June 30, 2013), partially offset by an increase in the average repurchase agreement borrowings outstanding, from $7.78 billion at June 30, 2012 to $8.31 billion at June 30, 2013.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, or CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (a) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (b) the interest expense associated with our borrowings to decrease; (c) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (d) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (e) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended June 30, 2013, premium amortization expense decreased $1.4 million, or 7.9%, from $17.4 million during the three months ended June 30, 2012 to $16 million, due primarily to lower future CPR projections.

The following table shows the approximate pay-down experience of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2013		2012
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	24%	24%	22%	24%

During the three months ended June 30, 2013 and 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended June 30, 2013, there were recoveries of approximately $103 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $350 thousand related to a previous write-down on our Non-Agency MBS for the three months ended June 30, 2012.

During the three months ended June 30, 2013, we received proceeds of approximately $92 million from the sales of Agency MBS and recognized a gain of approximately $2.1 million. During the three months ended June 30, 2012, we did not sell any Agency MBS.

Total expenses were approximately $4.1 million for the three months ended June 30, 2013, compared to approximately $3.87 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, we incurred management fees of approximately $3 million, as compared to management fees of approximately $2.89 million for the three months ended June 30, 2012, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which increased from the three months ended June 30, 2012. “Other expenses” increased $48 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Six Months Ended June 30, 2013 Compared to June 30, 2012

For the six months ended June 30, 2013, our net income available to common stockholders was $43.7 million, or $0.30 per diluted share, based on a weighted average of 147.5 million fully diluted shares outstanding. This includes net income of $46.6 million minus the payment of preferred dividends of $2.9 million. For the six months ended June 30, 2012, our net income available to common stockholders was $52 million, or $0.38 per diluted share, based on a weighted average of 140.3 million fully diluted shares outstanding. This included net income of $54.9 million minus the payment of preferred dividends of $2.9 million.

Net interest income for the six months ended June 30, 2013 was approximately $47.1 million, or 38.1% of gross income, compared to approximately $61.7 million, or 45.1% of gross income, for the six months ended June 30, 2012. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the six months ended June 30, 2013 was approximately $88.7 million, compared to approximately $103.6 million for the six months ended June 30, 2012, a decrease of 14.4%, due primarily to an increase in premium amortization of approximately $1.8 million, a decrease in the coupons on our MBS (from 3.21% during the six months ended June 30, 2012 to 2.74% during the six months ended June 30, 2013), partially offset by an increase in the average MBS outstanding (from $8.52 billion during the six months ended June 30, 2012 to $9.03 billion during the six months ended June 30, 2013). Interest expense for the six months ended June 30, 2013 was approximately $41.6 million, compared to approximately $41.9 million for the six months ended June 30, 2012, a decrease of 0.8%, which resulted primarily from a decline in weighted average interest rates after the effect of the swap agreements (from 1.07% at June 30, 2012 to 1.01% at June 30, 2013), partially offset by an increase in the average repurchase agreement borrowings outstanding from $7.7 billion at June 30, 2012 to $8.18 billion at June 30, 2013.

During the six months ended June 30, 2013, premium amortization expense increased $1.8 million, or 5.4%, from $33.2 million during the six months ended June 30, 2012 to $35 million, due primarily to the increase in the amortization of unearned premium on securities acquired in 2011, 2012 and 2013 at higher premiums, partially offset by lower future CPR projections in the second quarter 2013.

During the six months ended June 30, 2013 and 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the six months ended June 30, 2013, there were recoveries of approximately $232 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $973 thousand related to a previous write-down on our Non-Agency MBS for the six months ended June 30, 2012.

During the six months ended June 30, 2013, we received proceeds of approximately $294 million from the sales of Agency MBS and recognized a gain of approximately $7.2 million. During the six months ended June 30, 2012, we did not sell any Agency MBS.

Total expenses were approximately $7.98 million for the six months ended June 30, 2013, compared to approximately $7.72 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, we incurred management fees of approximately $6 million, as compared to management fees of approximately $5.7 million for the six months ended June 30, 2012, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which increased from the six months ended June 30, 2012. “Other expenses” decreased $55 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Financial Condition

Agency MBS Portfolio

At June 30, 2013, we held agency mortgage assets which had an amortized cost of approximately $9.43 billion, consisting primarily of approximately $7.41 billion of adjustable-rate Agency MBS and approximately $2.02 billion of fixed-rate Agency MBS. This amount represents an approximately 4.6% increase from the $9.02 billion held at December 31, 2012. Of the adjustable-rate Agency MBS owned by us, approximately 22% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 78% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our Agency MBS owned at June 30, 2013 and December 31, 2012, classified by type of issuer (dollar amounts in thousands):

	June 30, 2013		December 31, 2012
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$5,483,822	58.0%	$5,993,700	64.8%
Freddie Mac (FHLMC)	3,955,926	41.8	3,235,166	35.0
Ginnie Mae (GNMA)	14,402	0.2	15,467	0.2

Total Agency MBS:	$9,454,150	100.0%	$9,244,333	100.0%

The following table classifies the fair value of our Agency MBS owned at June 30, 2013 and December 31, 2012 by type of interest rate index (dollar amounts in thousands):

	June 30, 2013		December 31, 2012
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,775	0.0%	$2,222	0.0%
Six-month LIBOR	56,514	0.6	63,100	0.7
One-year LIBOR	7,132,912	75.5	6,882,732	74.5
Six-month certificate of deposit	1,047	0.0	1,100	0.0
Six-month constant maturity treasury	274	0.0	307	0.0
One-year constant maturity treasury	250,896	2.7	277,668	3.0
Cost of Funds Index	18,554	0.2	20,798	0.2
15-year fixed-rate	1,732,867	18.3	1,655,195	17.9
30-year fixed-rate	259,311	2.7	341,211	3.7

Total Agency MBS:	$9,454,150	100.0%	$9,244,333	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively, were as follows:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.61%	2.70%	2.98%	3.14%
Hybrid adjustable-rate Agency MBS	2.67	2.74	2.82	2.87
15-year fixed-rate Agency MBS	2.61	2.74	2.97	3.16
30-year fixed-rate Agency MBS	5.55	5.57	5.56	5.56
CMOs	1.00	1.01	1.01	1.03

Total Agency MBS:	2.72%	2.82%	2.98%	3.09%

Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	103.20%	103.13%	103.08%	102.99%
15-year fixed-rate Agency MBS	103.31	103.27	103.46	103.11
30-year fixed-rate Agency MBS	100.98	100.92	100.88	100.86

Total Agency MBS:	103.16%	103.08%	103.07%	102.92%

Current yield (weighted average coupon divided by average amortized cost)	2.64%	2.74%	2.89%	3.00%

The following information pertains to our repurchase agreement borrowings at June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
	(dollar amounts in thousands)

Repurchase agreements outstanding	$8,405,000	$8,025,000	$8,020,000	$7,960,000
Average repurchase agreements outstanding	$8,310,932	$8,038,393	$8,069,889	$7,963,739
Average interest rate on outstanding repurchase agreements	0.39%	0.41%	0.47%	0.42%
Average days to maturity	37 days	37 days	34 days	34 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	0.95%	1.00%	1.12%	1.04%

Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	471 days	489 days	420 days	437 days
Weighted average haircuts(1)	4.83%	4.88%	4.86%	4.81%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At June 30, 2013 and December 31, 2012, the unamortized net premium paid for our Agency MBS was approximately $288.5 million and $268.7 million, respectively.

At June 30, 2013, the current yield declined to 2.64% from 2.89% at December 31, 2012. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 13 basis points per quarter. For the three months ended June 30, 2013, the weighted average coupon for our total Agency MBS declined by 10 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions declined from 1.12% at December 31, 2012 to 0.95% at June 30, 2013. The decline was due to a decrease in the average interest rate on outstanding repurchase agreements, from 0.47% at December 31, 2012 to 0.39% at June 30, 2013, and also to a decrease in interest rates we paid on our interest rate swap agreements. Please see the discussion on the decrease in interest rates related to swap transactions in the section entitled “Hedging” which follows below.

Non-Agency MBS Portfolio

Non-Agency MBS are securities not issued by the government or government-sponsored enterprises and that are secured primarily by first-lien residential mortgage loans. At June 30, 2013, our Non-Agency MBS portfolio consisted of a fair value of $138 thousand of floating-rate CMOs with an average coupon of 0.44%, which were acquired at par value. At December 31, 2012, our Non-Agency MBS portfolio consisted of a fair value of $360 thousand of floating-rate CMOs with an average coupon of 0.46%, which were acquired at par value. The decrease was due primarily to a decrease in an unrealized gain of approximately $222 thousand.

At June 30, 2013 and December 31, 2012, the amortized cost of our Non-Agency MBS was zero and zero, respectively.

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

The following table pertains to our interest rate swap agreements at June 30, 2013, March 31, 2013, December 31, 2012 and September 30, 2012, respectively:

	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012

Aggregate notional amount of swap agreements	$3.435 billion	$3.30 billion	$3.16 billion	$3.09 billion
Average maturity of swap agreements	3.0 years	3.2 years	2.8 years	3.0 years
Weighted average interest rate paid on swap agreements	1.64%	1.72%	1.98%	2.04%
Swap agreements as a percentage of outstanding repurchase agreements	41%	41%	39%	39%

The decrease in the weighted average interest rate that we paid on our swap agreements during the three months ended June 30, 2013 was due primarily to the maturity of one swap agreement with an aggregate notional amount of $50 million and a weighted average interest rate of 4.475%, and the addition of five swap agreements with an aggregate notional amount of $185 million and a weighted average interest rate of 0.88%. At June 30, 2013, there were unrealized losses of approximately $42.1 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $8.41 billion at June 30, 2013. As collateral for these repurchase agreements, we pledged approximately $8.85 billion in Agency MBS. Our other significant source of funds for the three months ended June 30, 2013 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $658.8 million.

For the three months ended June 30, 2013, there was a net increase in cash and cash equivalents of approximately $5.9 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended June 30, 2013 was approximately $198.3 million. This is comprised of net income of approximately $23 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $16 million and the amortization of restricted stock of $50 thousand, partially offset by recoveries on Non-Agency MBS of approximately $103 thousand and gain on sales of Agency MBS of approximately $2.1 million. Net cash used in operating activities also included a decrease in accrued expenses and payable for securities purchased of approximately $239 million (due primarily to a decrease in payable for securities purchased), an increase in accrued interest receivable of approximately $635 thousand and a decrease in interest payable of approximately $2.7 million, partially offset by a decrease in prepaid expenses and other assets of approximately $7 million;

•

Net cash used in investing activities for the three months ended June 30, 2013 was approximately $141.6 million, which consisted of purchases of Agency MBS of approximately $892.6 million, partially offset by $658.8 million from principal payments on Agency MBS, proceeds from sales of Agency MBS of approximately $92.1 million and payments on Non-Agency MBS of approximately $103 thousand; and

•

Net cash provided by financing activities for the three months ended June 30, 2013 was approximately $345.7 million. This consisted of borrowings on repurchase agreements of approximately $10.976 billion, partially offset by repayments on repurchase agreements of approximately $10.596 billion. This also included common stock repurchased net of common stock issued of approximately $11.2 million, dividends paid of $21.7 million on common stock and dividends paid of approximately $1.4 million on preferred stock.

Relative to our Agency MBS portfolio at June 30, 2013, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to three months. At June 30, 2013, we had borrowed funds under repurchase agreements with 24 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2013, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 7.13x at December 31, 2012 to 8.7x at June 30, 2013. The increase in leverage was due primarily to a decrease in total stockholders’ equity of approximately $157 million, resulting primarily from a decrease in accumulated other comprehensive income of approximately $162 million.

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

During the three months ended June 30, 2013, we raised approximately $6.53 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

During the three months ended June 30, 2013, we repurchased an aggregate of 3,102,045 shares of our common stock at a weighted average price of $5.65 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2013, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2013 was $905.1 million. Common stockholders’ equity was approximately $855.8 million, or a book value of $6.01 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $40.7 million, or 0.43% of the amortized cost of our Agency MBS, at June 30, 2013. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $42.1 million and “Accumulated other comprehensive gain, Non-Agency MBS” of $138 thousand, constitutes the total “Accumulative other comprehensive loss” of approximately $82.7 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS and Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2013 to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying unaudited financial statements.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 10, 2013 from 3.8695 shares of our common stock to 3.9202 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.57 and (2) the annualized common stock dividend yield was 10.7643%.

From July 1, 2013 through August 5, 2013, we issued an aggregate of 697,246 shares of common stock at a weighted average price of $4.99 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $3.48 million. Effective July 5, 2013, we reduced the discount rate on dividend reinvestment offered through our 2012 Dividend Reinvestment and Stock Purchase Plan from 1% to zero until further notice.

During July 2013, we made the decision to sell approximately $235 million of Agency MBS and realized a loss of approximately $5.6 million.

From July 1, 2013 through August 5, 2013, we had repurchased 80,000 shares of our common stock at a weighted average price of $4.70 per share under our share repurchase program.

From July 1, 2013 through August 2, 2013, we entered into seven new swap agreements with an aggregate notional amount of $640 million with a weighted average rate of approximately 1.659% and a weighted average term of approximately 5.5 years. From July 1, 2013 through August 2, 2013, none of our outstanding swap agreements matured.

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

At June 30, 2013, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings

Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,732,867	18.3%	$0	0.0%
30-year fixed-rate investments	259,311	2.7	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	444,732	4.7	8,405,000	100.0
Greater than 3 months and less than 1 year	1,248,612	13.2	0	0.0
Greater than 1 year and less than 2 years	566,239	6.0	0	0.0
Greater than 2 years and less than 3 years	1,264,266	13.4	0	0.0
Greater than 3 years and less than 4 years	1,594,689	16.9	0	0.0
Greater than 4 years and less than 5 years	348,219	3.7	0	0.0
Greater than 5 years and less than 7 years	1,286,709	13.6	0	0.0
Greater than 7 years	708,644	7.5	0	0.0

Total:	$9,454,288	100.0%	$8,405,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2012, our Agency MBS and Non-Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,655,195	17.9%	$0	0.0%
30-year fixed-rate investments	341,211	3.7	0	0.0
Adjustable-Rate Investments/Obligations:
Less than 3 months	621,929	6.7	8,020,000	100.0
Greater than 3 months and less than 1 year	1,314,385	14.2	0	0.0
Greater than 1 year and less than 2 years	185,590	2.0	0	0.0
Greater than 2 years and less than 3 years	1,104,770	12.0	0	0.0
Greater than 3 years and less than 4 years	1,876,203	20.3	0	0.0
Greater than 4 years and less than 5 years	1,168,752	12.6	0	0.0
Greater than 5 years and less than 7 years	824,078	8.9	0	0.0
Greater than 7 years	152,580	1.7	0	0.0

Total:	$9,244,693	100.0%	$8,020,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. During the second quarter 2013, the market reacted negatively to Fed Chairman Bernanke’s comments regarding the potential reduction and/or termination of its bond buying program. The subsequent rise in longer-term mortgage interest rates caused the value of MBS to decline. At June 30, 2013, our Agency MBS portfolio declined from March 31, 2013 by approximately $191 million, partially offset by an increase in the value of our swap agreements of approximately $41 million.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2013, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 44 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 471 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At June 30, 2013, we had unrestricted cash of approximately $7.2 million and approximately $539 million in unpledged Agency MBS and Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2013 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–84%	–0.8%
–1%	–22%	0.6%
0%	0%	0%
1%	–29%	–1.9%
2%	–63%	–4.3%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of June 30, 2013, the aggregate notional amount of our interest rate swap agreements was $3.435 billion and the weighted average maturity was 3 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–37%	1.4%
–1%	25%	1.7%
0%	0%	0%
1%	–19%	–3.0%
2%	–82%	–6.4%

Item 4.	Controls and Procedures

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

We are currently not a party to any material pending legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)	Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2013. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 25, 2013 on Form DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description

1.1	Controlled Equity Offering Sales Agreement dated May 27, 2011 between Anworth Mortgage Asset Corporation and Cantor Fitzgerald & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 27, 2011)

3.1	Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

3.4	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.5	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

Exhibit Number	Description

3.6	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.7	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.8	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

4.1	Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

4.4	Specimen Anworth Capital Trust I Floating Rate Preferred Stock Certificate (liquidation amount $1,000 per Preferred Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.5	Specimen Anworth Capital Trust I Floating Rate Common Stock Certificate (liquidation amount $1,000 per Common Security) (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2004 Equity Compensation Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2004)

10.2*	2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*	2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933, as amended, on March 14, 2012)

10.4	Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5	Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6	Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

Exhibit Number	Description

10.7	Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.8	Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein. (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.9*	Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.10	Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.11	Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12	Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Extension Labels Linkbase Document

101	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 6, 2013	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 6, 2013	/S/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)