Form 10-Q
period 2013-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2013-11-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

At November 4, 2013, the registrant had 140,946,091 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,124,478	$8,523,557
Agency MBS at fair value	595,159	668,726
Paydowns receivable	46,613	52,410
	8,766,250	9,244,693
Cash and cash equivalents	13,003	2,910
Interest and dividends receivable	23,603	25,839
Derivative instruments at fair value	13,003	111
Prepaid expenses and other	12,927	11,552
Total Assets:	$8,828,786	$9,285,105
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Accrued interest payable	$23,915	$20,376
Repurchase agreements	7,575,000	8,020,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	81,347	96,144
Dividends payable on Series A Preferred Stock	1,035	1,011
Dividends payable on Series B Preferred Stock	394	414
Dividends payable on common stock	16,963	21,302
Payable for securities purchased	182,722	0
Accrued expenses and other	2,349	761
Total Liabilities:	$7,921,105	$8,197,388
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $26,652, respectively); 1,010 and 1,066 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$23,924	$25,222
Stockholders’ Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $46,935, respectively); 1,919 and 1,877 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	$46,537	$45,447
Common Stock: par value $0.01 per share; authorized 200,000 shares, 141,603 and 142,013 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,416	1,420
Additional paid-in capital	1,198,024	1,197,793
Accumulated other comprehensive (loss) income consisting of unrealized losses and gains	(100,632)	79,776
Accumulated deficit	(261,588)	(261,941)
Total Stockholders’ Equity:	$883,757	$1,062,495
Total Liabilities and Stockholders’ Equity:	$8,828,786	$9,285,105

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest on Agency MBS	$42,646	$47,177	$131,326	$150,753
Other income	11	14	42	44
	42,657	47,191	131,368	150,797
Interest expense:
Interest expense on repurchase agreements	22,484	21,408	63,432	62,651
Interest expense on junior subordinated notes	321	339	962	1,024
	22,805	21,747	64,394	63,675
Net interest income	19,852	25,444	66,974	87,122
Gain on sales of Agency MBS	1,991	0	9,237	0
Recovery on Non-Agency MBS	100	299	333	1,272
Expenses:
Management fee to related party	(2,982)	(2,892)	(9,009)	(8,603)
Other expenses	(953)	(900)	(2,905)	(2,907)
Total expenses	(3,935)	(3,792)	(11,914)	(11,510)
Net income	$18,008	$21,951	$64,630	$76,884
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,011)	(3,107)	(3,033)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(412)	(1,200)	(1,311)
Net income to common stockholders	$16,579	$20,528	$60,323	$72,540
Basic earnings per common share	$0.12	$0.15	$0.42	$0.53
Diluted earnings per common share	$0.12	$0.15	$0.42	$0.52
Basic weighted average number of shares outstanding	142,380	139,209	143,176	137,120
Diluted weighted average number of shares outstanding	146,287	143,148	147,118	141,252

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$18,008	$21,951	$64,630	$76,884
Available-for-sale Agency MBS, fair value adjustment	10,247	48,678	(198,882)	85,827
Reclassification adjustment for net (gains) on sales of Agency MBS included in net income	(1,991)	0	(9,237)	0
Unrealized (losses) on cash flow hedges	(40,863)	(22,350)	(10,715)	(52,454)
Reclassification adjustment for interest expense on swap agreements included in net income	14,633	13,122	38,426	40,759
Other comprehensive (loss) income	(17,974)	39,450	(180,408)	74,132
Comprehensive income (loss)	$34	$61,401	$(115,778)	$151,016

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2012	1,877	142,013	$45,447	$1,420	$1,197,793	$175,799	$(96,023)	$(261,941)	$1,062,495
Issuance of Series A Preferred Stock	42	0	1,090	0	0	0	0	0	1,090
Issuance of common stock	0	2,272	0	23	13,825	0	0	0	13,848
Redemption of common stock	0	(100)	0	(1)	(577)	0	0	0	(578)
Other comprehensive income (loss), fair value adjustments and reclassifications	0	0	0	0	0	(25,313)	12,685	0	(12,628)
Net income	0	0	0	0	0	0	0	23,624	23,624
Amortization of restricted stock	0	0	0	0	50	0	0	0	50
Dividend declared—$0.539063 per Series A preferred share	0	0	0	0	0	0	0	(1,021)	(1,021)
Dividend declared—$0.390625 per Series B preferred share	0	0	0	0	0	0	0	(436)	(436)
Dividend declared—$0.15 per common share	0	0	0	0	0	0	0	(21,628)	(21,628)
Balance, March 31, 2013	1,919	144,185	$46,537	$1,442	$1,211,091	$150,486	$(83,338)	$(261,402)	$1,064,816
Issuance of common stock	0	1,269	0	13	7,469	0	0	0	7,482
Redemption of common stock	0	(3,102)	0	(31)	(17,560)	0	0	0	(17,591)
Other comprehensive income (loss), fair value adjustments and reclassifications	0	0	0	0	0	(191,062)	41,256	0	(149,806)
Net income	0	0	0	0	0	0	0	22,998	22,998
Amortization of restricted stock	0	0	0	0	50	0	0	0	50
Dividend declared—$0.539063 per Series A preferred share	0	0	0	0	0	0	0	(1,051)	(1,051)
Dividend declared—$0.390625 per Series B preferred share	0	0	0	0	0	0	0	(370)	(370)
Dividend declared—$0.15 per common share	0	0	0	0	0	0	0	(21,379)	(21,379)
Balance, June 30, 2013	1,919	142,352	$46,537	$1,424	$1,201,050	$(40,576)	$(42,082)	$(261,204)	$905,149
Issuance of common stock	0	723	0	7	3,593	0	0	0	3,600
Redemption of common stock	0	(1,472)	0	(15)	(6,670)	0	0	0	(6,685)
Other comprehensive income (loss), fair value adjustments and reclassifications	0	0	0	0	0	8,256	(26,230)	0	(17,974)
Net income	0	0	0	0	0	0	0	18,008	18,008
Amortization of restricted stock	0	0	0	0	51	0	0	0	51
Dividend declared—$0.539063 per Series A preferred share	0	0	0	0	0	0	0	(1,035)	(1,035)
Dividend declared—$0.390625 per Series B preferred share	0	0	0	0	0	0	0	(394)	(394)
Dividend declared—$0.12 per common share	0	0	0	0	0	0	0	(16,963)	(16,963)
Balance, September 30, 2013	1,919	141,603	$46,537	$1,416	$1,198,024	$(32,320)	$(68,312)	$(261,588)	$883,757

See accompanying notes to unaudited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Activities:
Net income	$18,008	$21,951	$64,630	$76,884
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	15,478	19,382	50,481	52,588
Gain on sales of Agency MBS	(1,991)	0	(9,237)	0
Amortization of restricted stock	51	51	152	152
Recovery on Non-Agency MBS	(100)	(299)	(333)	(1,272)
Changes in assets and liabilities:
Decrease in interest receivable	2,251	369	2,236	1,490
(Increase) decrease in prepaid expenses and other	(8,600)	175	(1,375)	69
Increase (decrease) in accrued interest payable	6,621	(584)	3,561	(2,839)
Increase (decrease) in accrued expenses	25	(956)	1,588	152
Net cash provided by operating activities	$31,743	$40,089	$111,703	$127,224
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$342,479	$0	$636,807	$0
Purchases	(149,736)	(859,694)	(2,170,895)	(2,317,419)
Principal payments	637,215	682,864	1,946,224	1,855,776
Net cash provided by (used in) investing activities	$829,958	$(176,830)	$412,136	$(461,643)
Financing Activities:
Borrowings from repurchase agreements	$11,055,507	$11,813,000	$33,602,580	$32,923,875
Repayments on repurchase agreements	(11,885,507)	(11,675,000)	(34,047,580)	(32,558,875)
Proceeds from common stock issued, net of common stock repurchased	(3,085)	21,644	(2,560)	47,432
Proceeds from Series B Preferred Stock issued	0	0	1,335	0
Proceeds from Series A Preferred Stock issued	0	0	1,090	0
Series A Preferred stock dividends paid	(1,035)	(1,011)	(3,082)	(3,033)
Series B Preferred stock dividends paid	(394)	(449)	(1,221)	(1,349)
Common stock dividends paid	(21,353)	(24,855)	(64,308)	(81,514)
Net cash (used in) provided by financing activities	$(855,867)	$133,329	$(513,746)	$326,536
Net increase (decrease) in cash and cash equivalents	$5,834	$(3,412)	$10,093	$(7,883)
Cash and cash equivalents at beginning of period	7,169	4,406	2,910	8,877
Cash and cash equivalents at end of period	$13,003	$994	$13,003	$994
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$16,184	$22,330	$60,832	$66,514
Conversions of Series B Preferred Stock into common stock	$0	$0	$2,633	$0
Treasury stock purchased	$6,707	$0	$24,877	$0
Change in payable for securities purchased	$147,049	$(92,581)	$182,722	$5,663

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

BASIS OF PRESENTATION

The accompanying unaudited financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, from three to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. Our portfolio also includes a small amount of Non-Agency MBS (approximately $70 thousand) and this is now included with the Agency MBS. Prior period balances have been presented consistent with this treatment.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	211	$4,756,633	$(116,219)	206	$227,816	$(4,319)	417	$4,984,449	$(120,538)

December 31, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	68	$907,972	$(2,457)	207	$283,638	$(4,117)	275	$1,191,610	$(6,574)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At September 30, 2013, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments, nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2013.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swap agreements, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We account for these swap agreements as cash flow hedges in accordance with ASC 815-10. We do not issue or hold derivative contracts for speculative purposes.

For all interest rate swap agreements entered into prior to September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit credit risk associated with swap agreements, our current practice is to only enter into swap agreements with large financial institution counterparties who are market makers for these types of instruments, limit our exposure on each swap agreement to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swap agreements held with that counterparty.

For all interest rate swap agreements entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission, or CFTC, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

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

Credit Risk

At September 30, 2013, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s Investors Service, or Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely change its ratings on Fannie Mae and Freddie Mac if it was to change its rating on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2013 relative to any tax positions taken prior to January 1, 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2013. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2008 and 2007, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2013 and 2012 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2013
Basic EPS	$16,579	142,380	$0.12
Effect of dilutive securities	394	3,907	0.00
Diluted EPS	$16,973	146,287	$0.12
For the three months ended September 30, 2012
Basic EPS	$20,528	139,209	$0.15
Effect of dilutive securities	412	3,939	0.00
Diluted EPS	$20,940	143,148	$0.15

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2013
Basic EPS	$60,323	143,176	$0.42
Effect of dilutive securities	1,200	3,942	0.00
Diluted EPS	$61,523	147,118	$0.42
For the nine months ended September 30, 2012
Basic EPS	$72,540	137,120	$0.53
Effect of dilutive securities	1,311	4,132	(0.01)
Diluted EPS	$73,851	141,252	$0.52

For the three and nine months ended September 30, 2013 and 2012, options to purchase 5,000 and 494,700 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At September 30, 2013, we did not have any reverse repurchase agreements outstanding. During the three months ended September 30, 2013, the maximum amount of reverse repurchase agreements outstanding was $210 million and the average amount outstanding was approximately $8.9 million. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2012, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our MBS, classified as available-for-sale, at September 30, 2013 and December 31, 2012, which are carried at their fair value (amounts in thousands):

September 30, 2013

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS
Amortized cost	$13,862	$3,666,988	$5,071,106	$0	$8,751,956
Paydowns receivable(1)	0	46,613	0	0	46,613
Unrealized gains	17	17,801	70,331	70	88,219
Unrealized losses	(154)	(75,225)	(45,159)	0	(120,538)
Fair value	$13,725	$3,656,177	$5,096,278	$70	$8,766,250

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total Agency MBS
Amortized cost	$1,562,490	$5,414,448	$1,661,284	$112,150	$1,584	$8,751,956
Paydowns receivable(1)	2,647	43,966	0	0	0	46,613
Unrealized gains	44,284	32,297	3,417	8,145	76	88,219
Unrealized losses	(2,386)	(80,465)	(37,674)	(12)	(1)	(120,538)
Fair value	$1,607,035	$5,410,246	$1,627,027	$120,283	$1,659	$8,766,250

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Non-Agency MBS are included in the Floating-Rate CMOs category.

December 31, 2012

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS
Amortized cost	$15,646	$3,133,758	$5,867,079	$0	$9,016,483
Paydowns receivable(1)	0	52,410	0	0	52,410
Unrealized gains	25	51,681	130,308	360	182,374
Unrealized losses	(204)	(2,683)	(3,687)	0	(6,574)
Fair value	$15,467	$3,235,166	$5,993,700	$360	$9,244,693

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total Agency MBS
Amortized cost	$1,866,616	$5,202,362	$1,629,854	$315,438	$2,213	$9,016,483
Paydowns receivable(1)	5,605	46,805	0	0	0	52,410
Unrealized gains	64,208	66,623	25,401	25,773	369	182,374
Unrealized losses	(2,697)	(3,817)	(60)	0	0	(6,574)
Fair value	$1,933,732	$5,311,973	$1,655,195	$341,211	$2,582	$9,244,693

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Non-Agency MBS are included in the Floating-Rate CMOs category.

For the three and nine months ended September 30, 2013, there were gross realized gains on sales of our MBS of approximately $7.64 million and $14.89 million, respectively, and gross realized losses of approximately $5.65 million and $5.65 million, respectively. For the three and nine months ended September 30, 2012, there were no gains or losses.

NOTE 4. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At September 30, 2013 and December 31, 2012, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	September 30, 2013		December 31, 2012
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$0	0.00%	$0	0.00%
Less than 30 days	3,305,000	0.38	4,120,000	0.47
30 days to 90 days	4,270,000	0.37	3,900,000	0.47
Over 90 days to less than 1 year	0	0.00	0	0.00
1 year to 2 years	0	0.00	0	0.00
Demand	0	0.00	0	0.00
	$7,575,000	0.37%	$8,020,000	0.47%
Weighted average maturity	38 days		34 days
Weighted average term to maturity (after accounting for swap agreements)	1,024 days		420 days
Weighted average borrowing rate (after accounting for swap agreements)	1.44%		1.12%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,124,478		$8,523,557

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

At September 30, 2013, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$8,766,250	$0	$8,766,250
Derivative instruments(2)	$0	$13,003	$0	$13,003
Liabilities:
Derivative instruments(2)	$0	$81,347	$0	$81,347

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.

(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

At December 31, 2012, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$0	$9,244,693	$0	$9,244,693
Derivative instruments(2)	$0	$111	$0	111
Liabilities:
Derivative instruments(2)	$0	$96,144	$0	$96,144

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.

(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12.

At September 30, 2013 and December 31, 2012, cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our unaudited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2013 and December 31, 2012, the carrying value approximates fair value.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2013, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2013, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

During the three months ended September 30, 2013, there were no transactions to convert shares of our Series B Preferred Stock into shares of our common stock.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2013, our authorized capital included 200,000,000 shares of common stock, of which 141,603,227 shares were issued and outstanding.

At September 30, 2013, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At September 30, 2013, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended September 30, 2013, we did not issue any shares of our Series A Preferred Stock, Series B Preferred Stock or common stock under the 2011 Sales Agreement. The Series A Preferred Stock has no maturity date, and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. At September 30, 2013, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

On October 3, 2011, our board of directors authorized a share repurchase program, which permits us to acquire up to 2,000,000 shares of our common stock. Our board of directors also authorized the Company to repurchase an amount of common stock up to the amount of common stock sold through the Company’s 2012 Dividend Reinvestment and Stock Purchase Plan. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. During the three months ended September 30, 2013, we had repurchased an aggregate of 1,472,710 shares at a weighted average price of $4.53 per share under this program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended September 30, 2013, we issued an aggregate of 723,499 shares of our common stock at a weighted average price of $4.98 per share under the 2012 Plan, resulting in proceeds to us of approximately $3.6 million. At September 30, 2013, there were approximately 16.849 million shares remaining under the 2012 Plan. Effective July 5, 2013, we reduced the discount rate on dividend reinvestment offered through our 2012 Plan from 1% to zero until further notice.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At September 30, 2013, approximately $544.7 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan. As of September 30, 2013, we have issued 2,832,000 shares of common stock under the 2004 Equity Compensation Plan. This amount includes 475,142 shares of unexercised stock options, restricted stock and restricted stock units.

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

The Management Agreement may only be terminated without cause, as defined in the agreement, after the completion of its initial term on December 31, 2013, or the expiration of each annual renewal term. We are required to provide 180-days prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of the initial term or any automatic renewal term, equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. Our board of directors affirmatively elected to renew the Management Agreement for another one-year term expiring on December 31, 2014. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers, that became effective on July 1, 2012. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, which is currently $59.87 per square foot. The base monthly rental for us is $36,426.47, which will be increased by 3% per annum beginning on July 1, 2014. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2013, we expensed $123 thousand and $366 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, compared to $106 thousand and $275 thousand expensed during the three and nine months ended September 30, 2012, respectively.

At September 30, 2013, the future minimum lease commitment is as follows (in whole dollars):

Year	2013	2014	2015	2016	2017	Thereafter	Total Commitment
Commitment	$109,279	$443,669	$456,987	$470,720	$484,852	$2,366,151	$4,331,658

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the unaudited statements of income are fees of $53 thousand and $159 thousand paid to PIA in connection with this agreement during the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2012, we paid fees of $52 thousand and $154 thousand, respectively, to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At September 30, 2013, 660,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2013, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants. During the three and nine months ended September 30, 2012, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2013, we paid or accrued $70 thousand and $245 thousand, respectively, related to DERs granted. During the three and nine months ended September 30, 2012, we paid or accrued $87 thousand and $314 thousand, respectively, related to DERs granted.

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

NOTE 12. HEDGING INSTRUMENTS

At September 30, 2013, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $5.185 billion and a weighted average maturity of 4.1 years. During the three months ended September 30, 2013, none of our outstanding swap agreements matured. During the three months ended September 30, 2013, we entered into 21 new swap agreements with an aggregate notional amount of $1.75 billion and terms of up to ten years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2013 and December 31, 2012, our swap agreements had the following notional amounts (dollar amounts in thousands), weighted average interest rates and remaining terms (in months):

	September 30, 2013			December 31, 2012
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$325,000	2.31%	5	$375,000	3.32%	2
1 year to 2 years	510,000	2.17	18	410,000	2.07	16
2 years to 3 years	1,350,000	1.79	30	680,000	2.07	30
3 years to 5 years	1,645,000	1.17	50	1,595,000	1.64	45
5 years to 7 years	825,000	2.12	78	100,000	1.18	72
7 years to 10 years	530,000	2.80	109	0	0.00	0
	$5,185,000	1.82%	49	$3,160,000	1.98%	34

Swap Agreements by Counterparty

	September 30, 2013	December 31, 2012
	(in thousands)
JPMorgan Securities	$1,175,000	$800,000
Deutsche Bank Securities	1,165,000	800,000
RBS Greenwich Capital	800,000	485,000
Nomura Securities International	650,000	450,000
ING Financial Markets LLC	650,000	150,000
Bank of New York	260,000	100,000
Chicago Mercantile Exchange(1)	210,000	0
Morgan Stanley	150,000	150,000
Credit Suisse	75,000	175,000
LBBW Securities, LLC	50,000	50,000
	$5,185,000	$3,160,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

During the three months ended September 30, 2013, there was an increase in unrealized losses of approximately $26.2 million, from approximately $42.1 million in unrealized losses at June 30, 2013 to approximately $68.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on cash flow hedges of approximately $40.8 million and a reclassification adjustment for interest expense included in net income of approximately $14.6 million).

During the nine months ended September 30, 2013, there was a decrease in unrealized losses of approximately $27.7 million, from approximately $96 million in unrealized losses at December 31, 2012 to approximately $68.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized losses on cash flow hedges of approximately $10.7 million and a reclassification adjustment for interest expense included in net income of approximately $38.4 million).

At September 30, 2013, we had asset and liability derivatives of approximately $13 million and $81.3 million, respectively (shown on our unaudited balance sheets).

During the three months ended September 30, 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is ten years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

NOTE 14. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Legal and accounting fees	$120	$108	$385	$387
Printing and stockholder communications	27	30	204	196
Directors and Officers insurance	118	109	348	325
DERs expense	70	87	245	314
Amortization of restricted stock	51	51	152	152
Software implementation and maintenance	75	81	220	215
Administrative service fees	53	52	159	154
Rent	123	106	366	275
Stock exchange and filing fees	54	57	162	179
Custodian fees	34	35	103	102
Sarbanes-Oxley consulting fees	25	25	82	82
Board of directors fees and expenses	103	100	257	253
Securities data services	33	15	99	75
Other	67	44	123	198
Total of other expenses:	$953	$900	$2,905	$2,907

NOTE 15. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 11, 2013 from 3.9202 shares of our common stock to 3.9702 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $4.77 and (2) the annualized common stock dividend yield was 10.0692%.

From October 1, 2013 through November 4, 2013, we issued an aggregate of 73,564 shares of common stock at a weighted average price of $5.00 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $368 thousand.

From October 1, 2013 through November 4, 2013, we had repurchased an aggregate of 730,700 shares of our common stock at a weighted average price of $4.52 per share under our share repurchase program.

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

Company Overview

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998.

Our principal business objective is to generate net income for distribution to our stockholders based upon the spread between the interest income earned on our mortgage assets and the costs of borrowing to finance our acquisition of those assets and other operating expenses.

Our Asset Acquisition Policy provides that we will invest primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS, which are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac and other mortgage assets rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

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

The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The initial term of the Management Agreement will expire on December 31, 2013 and will automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period. Our board of directors affirmatively elected to renew the Management Agreement for another one-year term expiring on December 31, 2014.

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

Collateralized Mortgage Obligations.    Collateralized mortgage obligations, or CMOs, are MBS. Interest and principal on CMOs are paid, in most cases, on a monthly basis. CMOs may be collateralized by whole mortgage loans, but are more typically collateralized by portfolios of mortgage pass-through securities. CMOs are structured into multiple classes with each class bearing a different stated maturity. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class, and investors holding the longer maturity classes receive principal only after the first class has been retired. We will typically consider investments in CMOs that are issued or guaranteed by the federal government, or by any of its agencies or instrumentalities, to be U.S. government securities.

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

Mortgage Warehouse Participations.    We may occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. Pursuant to our Asset Acquisition Policy, these investments, together with our investments in other Category III assets, will not, in the aggregate, exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations are limited because they are not qualified REIT assets under the Code.

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

Government Activity

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases will be open-ended, meaning they will continue until the Federal Reserve is satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May 2013, upon the release of minutes of the Fed Open Market Committee (FOMC) meeting, Federal Reserve Chairman Ben Bernanke stated that if there was a continued improvement in the U.S. economy, the pace of purchases could be slowed down. After this statement, the rate on the 10-Year Treasury rose above 2%. In addition, following the June 2013 FOMC meeting, Chairman Bernanke commented that if the U.S. economy continued to improve, the Federal Reserve would probably slow or moderate its MBS purchases sometime later in 2013 and possibly ending them sometime in the middle of 2014. This comment had an even greater effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the second quarter of 2013 in the value of MBS in general and to the value of our portfolio, which declined by approximately $191 million in the second quarter of 2013. At September 30, 2013, the fair value adjustment of our portfolio increased slightly from June 30, 2013 by approximately $8 million.

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

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts, from January 2, 2013 to March 1, 2013. The automatic spending cuts required under the Budget Control Act of 2011 went into effect on March 1, 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling issue until May 19, 2013. This was again temporarily delayed due to government tax revenues being greater than anticipated and Congress passing temporary funding measures until mid-October 2013. On October 1, 2013, the U.S. government was partially shut-down due to the inability of the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement by mid-December 2013 on a long-term budget, and continues the budget sequestration provisions of the Budget Control Act of 2011. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our investment portfolio consists of agency mortgage-backed securities, or Agency MBS, and is comprised of the following types of securities:

	September 30, 2013	December 31, 2012
	(dollar amounts in thousands)
Fair value of Agency MBS	$8,766,250	$9,244,693
Adjustable-rate Agency MBS (less than 1 year reset)	18%	21%
Adjustable-rate Agency MBS (1-2 year reset)	7%	2%
Adjustable-rate Agency MBS (2-3 year reset)	16%	12%
Adjustable-rate Agency MBS (3-4 year reset)	14%	20%
Adjustable-rate Agency MBS (4-5 year reset)	2%	12%
Adjustable-rate Agency MBS (5-7 year reset)	15%	9%
Adjustable-rate Agency MBS (>7 year reset)	8%	2%
15-year fixed-rate Agency MBS	19%	18%
30-year fixed-rate Agency MBS	1%	4%
	100%	100%

Stockholders’ equity available to common stockholders at September 30, 2013 was approximately $834.5 million, or $5.89 per share. The $834.5 million equals total stockholders’ equity of $883.8 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of approximately $25.2 million and the proceeds from its sale of approximately $23.9 million.

Results of Operations

Three Months Ended September 30, 2013 Compared to September 30, 2012

For the three months ended September 30, 2013, our net income available to common stockholders was $16.6 million, or $0.12 per diluted share based on a weighted average of 146.3 million fully diluted shares outstanding. This includes net income of $18 million minus the payment of preferred dividends of $1.4 million. For the three months ended September 30, 2012, our net income available to common stockholders was $20.5 million, or $0.15 per diluted share based on a weighted average of 143.1 million fully diluted shares outstanding. This included net income of $22 million minus the payment of preferred dividends of $1.5 million.

Net interest income for the three months ended September 30, 2013 was approximately $19.9 million, or 34.1% of gross income, compared to approximately $25.4 million, or 38.2% of gross income, for the three months ended September 30, 2012. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended September 30, 2013 was approximately $42.7 million, compared to approximately $47.2 million for the three months ended September 30, 2012, a decrease of 9.6%, due primarily to a decrease in the coupons on our MBS (from 3.036% during the three months ended September 30, 2012 to 2.60% during the three months ended September 30, 2013), partially offset by an increase in the average MBS outstanding (from $8.76 billion during the three months ended September 30, 2012 to $8.85 billion during the three months ended September 30, 2013) and by a decrease in premium amortization of approximately $3.9 million. Interest expense for the three months ended September 30, 2013 was approximately $22.8 million, compared to approximately $21.7 million for the three months ended September 30, 2012, an increase of 4.9%, which resulted primarily from an increase in weighted average interest rates after the effect of the swap agreements (from 1.066% at September 30, 2012 to 1.11% at September 30, 2013) and an increase in the average repurchase agreement borrowings outstanding, from $7.96 billion at September 30, 2012 to $8.05 billion at September 30, 2013.

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

During the three months ended September 30, 2013, premium amortization expense decreased approximately $3.9 million, or 20.1%, from $19.4 million during the three months ended September 30, 2012 to $15.5 million, due primarily to lower future CPR projections.

The following table shows the approximate pay-down experience of our Agency MBS for each of the following quarters:

2013			2012
First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
24%	24%	23%	22%	24%	26%

During the three months ended September 30, 2013 and 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended September 30, 2013, there were recoveries of approximately $100 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $299 thousand related to a previous write-down on our Non-Agency MBS for the three months ended September 30, 2012.

During the three months ended September 30, 2013, we received proceeds of approximately $342 million from the sales of Agency MBS and recognized a net gain of approximately $2 million. During the three months ended September 30, 2012, we did not sell any Agency MBS.

Total expenses were approximately $3.9 million for the three months ended September 30, 2013, compared to approximately $3.8 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, we incurred management fees of approximately $3.0 million, as compared to management fees of approximately $2.9 million for the three months ended September 30, 2012, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which increased from the three months ended September 30, 2012. “Other expenses” increased $53 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Nine Months Ended September 30, 2013 Compared to September 30, 2012

For the nine months ended September 30, 2013, our net income available to common stockholders was $60.3 million, or $0.42 per diluted share based on a weighted average of 147.1 million fully diluted shares outstanding. This includes net income of $64.6 million minus the payment of preferred dividends of $4.3 million. For the nine months ended September 30, 2012, our net income available to common stockholders was $72.6 million, or $0.52 per diluted share based on a weighted average of 141.3 million fully diluted shares outstanding. This included net income of $76.9 million minus the payment of preferred dividends of $4.3 million.

Net interest income for the nine months ended September 30, 2013 was approximately $67 million, or 36.8% of gross income, compared to approximately $87.1 million, or 42.8% of gross income, for the nine months ended September 30, 2012. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the nine months ended September 30, 2013 was approximately $131.4 million, compared to approximately $150.8 million for the nine months ended September 30, 2012, a decrease of 12.9%, due primarily to a decrease in the coupons on our MBS (from 3.152% during the nine months ended September 30, 2012 to 2.70% during the nine months ended September 30, 2013), partially offset by an increase in the average MBS outstanding (from $8.60 billion during the nine months ended September 30, 2012 to $8.96 billion during the nine months ended September 30, 2013) and by a decrease in premium amortization of approximately $2.1 million. Interest expense for the nine months ended September 30, 2013 was approximately $64.4 million, compared to approximately $63.7 million for the nine months ended September 30, 2012, an increase of 1.1%, which resulted primarily from an increase in the average repurchase agreement borrowings outstanding, from $7.79 billion at September 30, 2012 to $8.13 billion at September 30, 2013, partially offset by a decline in weighted average interest rates after the effect of the swap agreements (from 1.07% at September 30, 2012 to 1.04% at September 30, 2013) and one less day in 2013 on the interest expense calculation.

During the nine months ended September 30, 2013, premium amortization expense decreased $2.1 million, or 4%, from $52.6 million during the nine months ended September 30, 2012 to $50.5 million, due primarily to lower future CPR projections in the second and third quarters of 2013, partially offset by the increase in the amortization of unearned premium on securities acquired in 2011, 2012 and 2013 at higher premiums.

During the nine months ended September 30, 2013 and 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the nine months ended September 30, 2013, there were recoveries of approximately $333 thousand related to a previous write-down on our Non-Agency MBS, as compared to recoveries of approximately $1.27 million related to a previous write-down on our Non-Agency MBS for the nine months ended September 30, 2012.

During the nine months ended September 30, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized a net gain of approximately $9.2 million. During the nine months ended September 30, 2012, we did not sell any Agency MBS.

Total expenses were approximately $11.9 million for the nine months ended September 30, 2013, compared to approximately $11.5 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we incurred management fees of approximately $9 million, as compared to management fees of approximately $8.6 million for the nine months ended September 30, 2012, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which increased from the nine months ended September 30, 2012. “Other expenses” decreased $2 thousand (as detailed in Note 14 to the accompanying unaudited financial statements).

Financial Condition

Agency MBS Portfolio

At September 30, 2013, we held agency mortgage assets which had an amortized cost of approximately $8.75 billion, consisting primarily of approximately $6.98 billion of adjustable-rate Agency MBS and approximately $1.77 billion of fixed-rate Agency MBS. This amount represents an approximately 2.9% decrease from the $9.02 billion held at December 31, 2012. Of the adjustable-rate Agency MBS owned by us, approximately 22% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 78% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the asset.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2013 and December 31, 2012, classified by type of issuer (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
By Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$5,096,278	58.1%	$5,993,700	64.8%
Freddie Mac (FHLMC)	3,656,177	41.7	3,235,166	35.0
Ginnie Mae (GNMA)	13,725	0.2	15,467	0.2
Non-Agency MBS	70	0.0	360	0.0
Total MBS:	$8,766,250	100.0%	$9,244,693	100.0%

The following table classifies the fair value of our MBS owned at September 30, 2013 and December 31, 2012 by type of interest rate index (dollar amounts in thousands):

	September 30, 2013		December 31, 2012
Interest Rate Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$1,659	0.0%	$2,582	0.0%
Six-month LIBOR	53,258	0.6	63,100	0.7
One-year LIBOR	6,706,943	76.5	6,882,732	74.5
Six-month certificate of deposit	1,019	0.0	1,100	0.0
Six-month constant maturity treasury	242	0.0	307	0.0
One-year constant maturity treasury	238,462	2.7	277,668	3.0
Cost of Funds Index	17,357	0.2	20,798	0.2
15-year fixed-rate	1,627,027	18.6	1,655,195	17.9
30-year fixed-rate	120,283	1.4	341,211	3.7
Total MBS:	$8,766,250	100.0%	$9,244,693	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively, were as follows:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.52%	2.61%	2.70%	2.98%
Hybrid adjustable-rate Agency MBS	2.66	2.67	2.74	2.82
15-year fixed-rate Agency MBS	2.64	2.61	2.74	2.97
30-year fixed-rate Agency MBS	5.74	5.55	5.57	5.56
CMOs	0.99	1.00	1.01	1.01
Total Agency MBS:	2.67%	2.72%	2.82%	2.98%
Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	103.25%	103.20%	103.13%	103.08%
15-year fixed-rate Agency MBS	103.47	103.31	103.27	103.46
30-year fixed-rate Agency MBS	101.28	100.98	100.92	100.88
Total Agency MBS:	103.26%	103.16%	103.08%	103.07%
Current yield (weighted average coupon divided by average amortized cost)	2.59%	2.64%	2.74%	2.89%

The following information pertains to our repurchase agreement borrowings at September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollar amounts in thousands)
Repurchase agreements outstanding	$7,575,000	$8,405,000	$8,025,000	$8,020,000
Average repurchase agreements outstanding	$8,052,629	$8,310,932	$8,038,393	$8,069,889
Average interest rate on outstanding repurchase agreements	0.37%	0.39%	0.41%	0.47%
Average days to maturity	38 days	37 days	37 days	34 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.44%	0.95%	1.00%	1.12%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	1,024 days	471 days	489 days	420 days
Weighted average haircuts(1)	4.92%	4.83%	4.88%	4.86%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At September 30, 2013 and December 31, 2012, the unamortized net premium paid for our Agency MBS was approximately $274.8 million and $268.7 million, respectively.

At September 30, 2013, the current yield declined to 2.59% from 2.89% at December 31, 2012. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 8 basis points per quarter. For the three months ended September 30, 2013, the weighted average coupon for our total Agency MBS declined by approximately 5 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions increased from 1.12% at December 31, 2012 to 1.44% at September 30, 2013. The increase was due to an increase in interest rates we paid on our interest rate swap agreements and an increase in the amount of outstanding swap agreements, partially offset by a decrease in the average interest rate on outstanding repurchase agreements, from 0.47% at December 31, 2012 to 0.37% at September 30, 2013. Please see the discussion on the decrease in interest rates related to swap transactions in the section entitled “Hedging” which follows below.

The increase in weighted average term to next rate adjustment after adjusting for interest rate swap transactions from 471 days at June 30, 2013 to 1,024 days at September 30, 2013 was due primarily to the addition of 21 swap agreements with an aggregate notional amount of $1.75 billion and a weighted average term of approximately 81 months.

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

The following table pertains to our interest rate swap agreements at September 30, 2013, June 30, 2013, March 31, 2013 and December 31, 2012, respectively:

	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Aggregate notional amount of swap agreements	$5.185 billion	$3.435 billion	$3.30 billion	$3.16 billion
Average maturity of swap agreements	4.1 years	3.0 years	3.2 years	2.8 years
Weighted average interest rate paid on swap agreements	1.82%	1.64%	1.72%	1.98%
Swap agreements as a percentage of outstanding repurchase agreements	68%	41%	41%	39%

The increase in the weighted average interest rate that we paid on our swap agreements during the three months ended September 30, 2013 was due primarily to the addition of 21 swap agreements with an aggregate notional amount of $1.75 billion and a weighted average interest rate of 2.17%. At September 30, 2013, there were unrealized losses of approximately $68.3 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying unaudited financial statements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements which totaled approximately $7.575 billion at September 30, 2013. As collateral for these repurchase agreements, we pledged approximately $8.12 billion in Agency MBS. Our other significant source of funds for the three months ended September 30, 2013 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $637.2 million.

For the three months ended September 30, 2013, there was a net increase in cash and cash equivalents of approximately $5.8 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2013 was approximately $31.7 million. This is comprised of net income of approximately $18 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $15.5 million and the amortization of restricted stock of $51 thousand, partially offset by recoveries on Non-Agency MBS of approximately $100 thousand and net gains on sales of Agency MBS of approximately $2 million. Net cash provided by operating activities also included an increase in accrued expenses of approximately $25 thousand, a decrease in accrued interest receivable of approximately $2.3 million and an increase in interest payable of approximately $6.6 million, partially offset by a decrease in prepaid expenses and other assets of approximately $8.6 million;

•

Net cash provided by investing activities for the three months ended September 30, 2013 was approximately $830 million, which consisted of $637.2 million from principal payments on Agency MBS and proceeds from sales of Agency MBS of approximately $342.5 million, partially offset by purchases of Agency MBS of approximately $150 million; and

•

Net cash used in financing activities for the three months ended September 30, 2013 was approximately $855.9 million. This consisted of borrowings on repurchase agreements of approximately $11.056 billion, partially offset by repayments on repurchase agreements of approximately $11.886 billion. This also included common stock repurchased net of common stock issued of approximately $3.1 million, dividends paid of $21.4 million on common stock and dividends paid of approximately $1.4 million on preferred stock.

Relative to our Agency MBS portfolio at September 30, 2013, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 28 days to 3 months. At September 30, 2013, we had borrowed funds under repurchase agreements with 23 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2013, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 7.13x at December 31, 2012 to 8x at September 30, 2013. The increase in leverage was due primarily to a decrease in total stockholders’ equity of approximately $179 million, resulting primarily from a decrease in accumulated other comprehensive income of $180 million which occurred primarily during the second quarter 2013.

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

During the three months ended September 30, 2013, we raised approximately $3.6 million in capital under our 2012 Plan.

During the three months ended September 30, 2013, we repurchased an aggregate of 1,472,710 shares of our common stock at a weighted average price of $4.53 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2013, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2013 was $883.8 million. Common stockholders’ equity was approximately $834.5 million, or a book value of $5.89 per share.

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

As a result of this fair value accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulative other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $32.3 million, or 0.37% of the amortized cost of our Agency MBS, at September 30, 2013. This, along with “Accumulative other comprehensive loss, derivatives” of approximately $68.3 million, constituted the total “Accumulative other comprehensive loss” of approximately $100.6 million.

The following table represents our common stockholders’ equity with and without AOCI, which is a non-GAAP financial measure, at September 30, 2013 and December 31, 2012, respectively. The Company’s management believes that this financial measure, when considered together with our GAAP financial measures, provides information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. This financial measure should not be used as a substitute in assessing the Company’s financial condition at September 30, 2013 and December 31, 2012, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	September 30, 2013	December 31, 2012
	(in thousands)
Common stockholders’ equity without AOCI	$935,088	$934,354
AOCI – unrealized (loss) income	(100,632)	79,776
Common stockholders’ equity	$834,456	$1,014,130
Series A Preferred Stock liquidation value	47,984	46,935
Series B Preferred Stock liquidation value	25,241	26,652
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(25,222)
Total stockholders’ equity per Balance Sheet	$883,757	$1,062,495
Common shares outstanding	141,603	142,013
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.60	$6.58
AOCI	(0.71)	0.56
Common stockholders’ equity	$5.89	$7.14

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. The fair value of our Non-Agency MBS are obtained from an independent third party pricing service whose methodologies are based on broker-provided pricing as well as indirect observation of market activity. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2013 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we did not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying unaudited financial statements.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on October 11, 2013 from 3.9202 shares of our common stock to 3.9702 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $ 4.77and (2) the annualized common stock dividend yield was 10.0692%.

From October 1, 2013 through November 4, 2013, we issued an aggregate of 73,564 shares of common stock at a weighted average price of $5.00 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $368 thousand.

From October 1, 2013 through November 4, 2013, we had repurchased an aggregate of 730,700 shares of our common stock at a weighted average price of $4.52 per share under our share repurchase program.

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

At September 30, 2013, our Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,627,027	18.6%	$0	0.0%
30-year fixed-rate investments	120,283	1.4	0	0.0
Adjustable-Rate Investments/Obligations:
3 months or less	409,688	4.7	7,575,000	100.0
Greater than 3 months and less than 1 year	1,199,007	13.7	0	0.0
Greater than 1 year and less than 2 years	617,866	7.0	0	0.0
Greater than 2 years and less than 3 years	1,359,344	15.5	0	0.0
Greater than 3 years and less than 4 years	1,204,386	13.7	0	0.0
Greater than 4 years and less than 5 years	212,380	2.4	0	0.0
Greater than 5 years and less than 7 years	1,328,700	15.2	0	0.0
Greater than 7 years	687,569	7.8	0	0.0
Total:	$8,766,250	100.0%	$7,575,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.

(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2012, our Agency MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2013, our adjustable-rate Agency MBS had a weighted average term to next rate adjustment of approximately 42 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,024 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement by mid-December 2013 on a long-term budget, and continues the budget sequestration provisions of the Budget Control Act of 2011. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, or reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and on the global economy. This could have the effect of reducing the availability of financing in general or lead to changes in credit terms such as collateral requirements or length of financing. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2013, we had unrestricted cash of approximately $13 million and approximately $595 million in unpledged Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2013 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–157%	–3.3%
–1%	–44%	–0.5%
0%	0%	0.0%
1%	–16%	–1.1%
2%	–42%	–2.7%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of September 30, 2013, the aggregate notional amount of our interest rate swap agreements was $5.185 billion and the weighted average maturity was 4.1 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–9%	1.4%
–1%	105%	1.9%
0%	0%	0.0%
1%	36%	–3.5%
2%	–71%	–7.4%

Item 4.	Controls and Procedures

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

The following are changes to certain risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The materialization of any risks and uncertainties identified below, in our forward-looking statements contained in this Quarterly Report on Form 10-Q, and those previously disclosed in our Annual Report on Form 10-K, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the Commodities Futures Trading Commission, or CFTC, issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that by no later than September  9, 2013, the clearing of all swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all swaps we entered into prior to September  9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

Separate legislation has been introduced in both houses of the U.S. Congress, which would, among other things, wind down Fannie Mae and Freddie Mac, and we could be materially adversely affected if these proposed laws were enacted.

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill titled, “Housing Finance Reform and Taxpayer Protection Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac, to the U.S. Senate. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill titled, “Protecting American Taxpayers and Homeowners Act” to the U.S. House of Representatives. Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing securities guaranteed by Fannie Mae or Freddie Mac. It is also possible that the above-referenced proposed legislation, if made law, could adversely impact the market for securities guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the MBS in which we invest and otherwise materially adversely affect our business operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

(a)	Additional Disclosures. None.

(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2013. Please see the discussion of our procedures in our most recent proxy statement on Form DEF 14A filed with the SEC on March 25, 2013.

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

Exhibit Number	Description

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

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

ANWORTH MORTGAGE ASSET CORPORATION
Date:	November 5, 2013	By:	/s/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer (Chief Executive Officer)

Date:	November 5, 2013	By:	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer (Chief Financial Officer and Principal Accounting Officer)