Form 10-K
period 2013-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2014-02-26
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 28, 2013 was approximately $788,889,511.

As of February 21, 2014, the registrant had 136,543,235 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2014 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2013

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

Overview

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS, which are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, or the Code, As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders. At December 31, 2013, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2013 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2013, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement (a copy of which is included as Exhibit 10.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or the SEC, on January 3, 2012), between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). Our board of directors affirmatively elected to renew the Management Agreement for another one-year term expiring on December 31, 2014 and the Management Agreement will automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

Government Activity

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases were open-ended, meaning they would continue until the Federal Reserve was satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May 2013, upon the release of minutes of the Fed Open Market Committee (FOMC) meeting, Federal Reserve Chairman Ben Bernanke stated that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down. After this statement, the rate on the 10-Year Treasury rose above 2%. In addition, following the June 2013 FOMC meeting, Chairman Bernanke commented that if the U.S. economy continued to improve, the Federal Reserve would probably slow or moderate its MBS purchases sometime later in 2013 and possibly ending them sometime in the middle of 2014. This comment had an even greater effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. In the second quarter of 2013, the resulting steepened yield curve caused a decline in the value of MBS in general and in the value of our portfolio, which declined by approximately $191 million. At December 31, 2013, the fair value adjustment of our portfolio decreased from December 31, 2012 by approximately $234.5 million, much of it caused by the events that transpired during the second quarter of 2013. In December 2013 and January 2014, the Federal Reserve reduced its bond buying program from $85 billion per month down to $65 billion per month.

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

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts, from January 2, 2013 to March 1, 2013. The automatic spending cuts required under the Budget Control Act of 2011 went into effect on March 1, 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling issue until May 19, 2013. This was again temporarily delayed due to government tax revenues being greater than anticipated and Congress passing temporary funding measures until mid-October 2013. On October 1, 2013, the U.S. government was partially shut-down due to the inability of the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement on a long-term budget by mid-December 2013, and continues the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that will fund the U.S. government through September 30, 2014. On February 12, 2014, the Senate approved the debt ceiling legislation (previously approved by the House of Representatives), which suspended the debt ceiling until March 2015. The bill was signed into law by President Obama on February 15, 2014. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

Our investment portfolio consists primarily of Agency MBS and also includes a small amount of Non-Agency MBS (approximately $79 thousand) which are now included with the Agency MBS. Prior period balances have been presented consistent with this treatment. At December 31, 2013 and December 31, 2012, our total assets, the fair value of our Agency MBS portfolio and its allocation were approximately as follows:

	December 31, 2013	December 31, 2012
	(dollar amounts in thousands)
Total assets	$8,619,491	$9,285,105
Fair value of Agency MBS	$8,556,446	$9,244,333
Adjustable-rate Agency MBS (less than 1 year reset)	19%	21%
Adjustable-rate Agency MBS (1-2 year reset)	9%	2%
Adjustable-rate Agency MBS (2-3 year reset)	15%	12%
Adjustable-rate Agency MBS (3-4 year reset)	10%	20%
Adjustable-rate Agency MBS (4-5 year reset)	3%	13%
Adjustable-rate Agency MBS (5-7 year reset)	15%	9%
Adjustable-rate Agency MBS (>7 year reset)	8%	1%
15-year fixed-rate Agency MBS	20%	18%
30-year fixed-rate Agency MBS	1%	4%
	100%	100%

Stockholders’ equity available to common stockholders at December 31, 2013 was approximately $829 million, or $5.98 per share. The $829 million equals total stockholders’ equity of $878.3 million less the Series A Cumulative Preferred Stock, or Series A Preferred Stock, liquidating value of approximately $48 million and less the difference between the Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, liquidating value of $25.2 million and the proceeds from its sale of $23.9 million. For the year ended December 31, 2013, we reported net income of approximately $75.7 million. Net income to common stockholders was approximately $70 million, or net income of $0.49 per diluted share, based on a weighted average of 146.4 million fully diluted shares outstanding, which consisted of net income of $75.7 million minus payment of preferred dividends of $5.7 million.

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

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Operating Policies and Programs

We have established the following four primary operating policies to implement our business strategies:

—	our Asset Acquisition Policy;
—	our Capital and Leverage Policy;
—	our Credit Risk Management Policy; and
—	our Asset/Liability Management Policy.

Asset Acquisition Policy

Our Asset Acquisition Policy provides that we will invest primarily in U.S. Agency MBS and other mortgage assets rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

—

Category I — At least 60% of our total assets will generally be adjustable- or fixed-rate MBS and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by the U.S. government or its agencies, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of real estate mortgage loans that have been deposited into a trust and have received a rating within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

—

Category II — At least 90% of our total assets will generally consist of Category I investments plus unsecuritized mortgage loans, mortgage securities rated at least “investment grade” by at least one nationally recognized statistical rating organization, or shares of other REITs or mortgage-related companies and the portion of real estate mortgage loans that have been deposited into a trust and have received an investment grade rating by at least one nationally recognized statistical rating organization.

—

Category III — No more than 10% of our total assets may be of a type not meeting any of the above criteria. Among the types of assets generally assigned to this category are mortgage securities rated below investment grade and leveraged mortgage derivative securities. Under our Category III investment criteria, we may acquire other types of mortgage derivative securities including, but not limited to, interest-only, principal-only or other types of MBS that receive a disproportionate share of interest income or principal.

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Relative to our investments in investment grade Agency MBS, we have generally borrowed, on a short-term basis, between seven to twelve times the amount of our equity allocated to these investments. During the past several years, we have borrowed, on a short-term basis, between five to nine times the amount of our equity allocated to these investments, as management believed it to be appropriate to lower our leverage due to the uncertainty in the financial marketplace and the broader problems in the economy. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2013, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 8.1x.

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

Our interest rate risk management program encompasses a number of procedures including the following:

—	monitoring and adjusting, if necessary, the interest rate sensitivity of our mortgage-related assets compared with the interest rate sensitivities of our borrowings;
—

attempting to structure our borrowing agreements relating to adjustable-rate mortgage-related assets to have a range of different maturities and interest rate adjustment periods (although substantially all will be less than one year); and

—

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

Prepayment Risk Management.    We also seek to lessen the effects of prepayment of mortgage loans underlying our securities at a faster or slower rate than anticipated. We accomplish this by structuring a diversified portfolio with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment prohibitions and penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium or at a discount. Under normal market conditions, we generally seek to maintain the aggregate capitalized purchase premium of the portfolio at 3.5% or less. In addition, we can purchase principal-only derivatives to a limited extent as a hedge against prepayment risks. We monitor prepayment risk through periodic review of the impact of a variety of prepayment scenarios on our revenues, net earnings, dividends, cash flow and net balance sheets market value.

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

We expect that our other investments in Category 3 assets under our Asset Acquisition Policy will be less than 10% of total assets. However, there is no stated limit as to how much these investments will be allocated related to our stockholders’ equity. There may be periods in which other investments represent a large portion of our stockholders’ equity.

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

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the United States Securities and Exchange Commission, or the SEC. In addition, we post the following information on our website (the Company does not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

—	our corporate code of conduct, which qualifies as a “code of ethics” as defined by Item 406 of Regulation S-K of the Exchange Act;
—	our corporate governance guidelines; and
—	charters for our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee.

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

—	we will be required to pay tax at regular corporate rates on any undistributed “real estate investment trust taxable income,” including undistributed net capital gains;
—	we may be required to pay the “alternative minimum tax” on our items of tax preference; and
—

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

If we fail to satisfy the 75% gross income test or the 95% gross income test discussed below but nonetheless maintain our qualification as a REIT because certain other requirements are met, we will be subject to a tax equal to the greater of (i) the amount by which 75% of our gross income exceeds the amount qualifying under the 75% gross income test described below, and (ii) the amount by which 95% of our gross income exceeds the amount qualifying under the 95% gross income test described below, multiplied by a fraction intended to reflect our profitability.

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

We will be required to pay a nondeductible 4% excise tax on the excess of the required distribution over the amounts actually distributed if we fail to distribute during each calendar year at least the sum of:

—	85% of our real estate investment trust ordinary income for the year;
—	95% of our real estate investment trust capital gain net income for the year; and
—	any undistributed taxable income from prior periods.

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

If we own a residual interest in a REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

—	the United States of America;
—	any state or political subdivision of the United States of America;
—	any foreign government;
—	any international organization;
—	any agency or instrumentality of any of the foregoing;
—

any other tax-exempt organization other than a farmers’ cooperative described in Section 521 of the Code that is exempt both from income taxation and from taxation under the unrelated business taxable income provisions of the Code; and

—	any rural electrical or telephone cooperative.

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation and we subsequently recognize gain on the disposition of the asset during the ten-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

—	the fair market value of the asset, over
—	our adjusted basis in the asset,
—	in each case determined as of the date on which we acquired the asset.

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

—

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

—

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

—	an amount that is based on a fixed percentage or percentages of receipts or sales; and
—

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

—

First, the amount of rent must not be based, in whole or in part, on the income or profits of any person. However, an amount received or accrued generally will not be excluded from rents from real property solely by reason of being based on fixed percentages of receipts or sales.

—

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

—

Third, if rent attributable to personal property leased in connection with a lease of real property is greater than 15% of the total rent received under the lease, then the portion of rent attributable to the personal property will not qualify as rents from real property.

—

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

—

that is acquired by a REIT as the result of the REIT having bid on such property at foreclosure, or having otherwise reduced such property to ownership or possession by agreement or process of law, after there was a default or default was imminent on a lease of such property or on indebtedness that such property secured;

—	for which the related loan or lease was acquired by the REIT at a time when the default was not imminent or anticipated; and
—	for which the REIT makes a proper election to treat the property as foreclosure property.

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

—

on which a lease is entered into for the property that, by its terms, will give rise to income that does not qualify for purposes of the 75% gross income test or any amount is received or accrued, directly or indirectly, pursuant to a lease entered into on or after such day that will give rise to income that does not qualify for purposes of the 75% gross income test;

—

on which any construction takes place on the property, other than completion of a building or any other improvement, where more than 10% of the construction was completed before default became imminent; or

—

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

Failure to Satisfy Gross Income Tests. If we fail to satisfy one or both of the gross income tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify for relief under certain provisions of the federal income tax laws. Those relief provisions will be available if:

—	our failure to meet those tests is due to reasonable cause and not to willful neglect, and
—	following such failure for any taxable year, a schedule of the sources of our income is filed in accordance with regulations prescribed by the Secretary of the Treasury.

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

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

First, at least 75% of the value of our total assets must consist of:

—	cash or cash items, including certain receivables;
—	government securities;
—	interests in real property, including leaseholds and options to acquire real property and leaseholds;
—	interests in mortgage loans secured by real property;
—	stock in other REITs;
—

investments in stock or debt instruments during the one-year period following our receipt of new capital that we raise through equity offerings or public offerings of debt with at least a five-year term; and

—

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

—

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

—

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

—	a contingency relating to the time or amount of payment upon a default or prepayment of a debt obligation, as long as the contingency is consistent with customary commercial practice.
—	Any loan to an individual or an estate.
—	Any “section 467 rental agreement” other than an agreement with a related party tenant.
—	Any obligation to pay “rents from real property.”
—	Certain securities issued by governmental entities.
—	Any security issued by a REIT.
—	Any debt instrument of an entity treated as a partnership for federal income tax purposes to the extent of our interest as a partner in the partnership.
—

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

—	we satisfied the asset tests at the end of the preceding calendar quarter; and
—

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

Annual Distribution Requirements

Each taxable year, we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our stockholders in an aggregate amount at least equal to:

—	the sum of:
—	90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and
—	90% of our after-tax net income, if any, from foreclosure property, minus
—	the sum of certain items of excess non-cash income.

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

We will pay the federal income tax on taxable income, including net capital gain, which we do not distribute to stockholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of:

—	85% of our REIT ordinary income for such year,
—	95% of our REIT capital gain income for such year, and
—	any undistributed taxable income from prior periods,

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

It is possible that, from time to time, we may experience timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. Possible examples of those timing differences include the following:

—	Because we may deduct capital losses only to the extent of our capital gains, we may have taxable income that exceeds our economic income.
—

We will recognize taxable income in advance of the related cash flow if any of our mortgage loans or MBS are deemed to have original issue discount. We generally must accrue original issue discount based on a constant yield method that takes into account projected prepayments but that defers taking into account credit losses until they are actually incurred.

—

We may recognize taxable market discount income when we receive the proceeds from the disposition of, or principal payments on, loans that have a stated redemption price at maturity that is greater than our tax basis in those loans, although such proceeds often will be used to make non-deductible principal payments on related borrowings.

—

We may recognize taxable income without receiving a corresponding cash distribution if we foreclose on or make a significant modification to a loan to the extent that the fair market value of the underlying property or the principal amount of the modified loan, as applicable, exceeds our basis in the original loan.

—	We may recognize phantom taxable income from any residual interests in REMICs or retained ownership interests in mortgage loans subject to collateralized mortgage obligation debt.

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

—	a citizen or resident of the U.S.;
—

a corporation (including an entity treated as a corporation for federal income tax purposes), partnership or other entity created or organized in or under the laws of the U.S. or of any state thereof or in the District of Columbia, unless Treasury regulations provide otherwise;

—	an estate the income of which is subject to U.S. federal income taxation regardless of its source; or
—

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

Retention of Net Capital Gains

We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, our stockholders would generally:

—	include their proportionate share of our undistributed net capital gains in their taxable income;
—	receive a credit for their proportionate share of the tax paid by us in respect of such net capital gain; and
—	increase the adjusted basis of their stock by the difference between the amount of their share of our undistributed net capital gain and their share of the tax paid by us.

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

Dispositions of Stock and Warrants

A U.S. stockholder or U.S. warrant holder that sells or disposes of our stock or warrants will recognize gain or loss for federal income tax purposes in an amount equal to the difference between the amount of cash or the fair market value of any property the stockholder or warrant holder receives on the sale or other disposition and the stockholder’s or warrant holder’s adjusted tax basis in the stock or warrants, as applicable. This gain or loss will be capital gain or loss and will be long-term capital gain or loss if the stockholder or warrant holder has held the stock or warrants for more than one year. In general, any loss recognized by a U.S. stockholder or warrant holder upon the sale or other disposition of our stock or warrants that the stockholder or warrant holder has held for six months or less will be treated as long-term capital loss to the extent the stockholder or warrant holder received distributions from us which were required to be treated as long-term capital gains. All or a portion of any loss that a U.S. stockholder or warrant holder realizes upon a taxable disposition of our stock or warrants may be disallowed if the stockholder purchases other stock within 30 days before or after the disposition.

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

Notwithstanding the above, however, a substantial portion of the dividends a tax-exempt stockholder receives may constitute UBTI if we are treated as a “pension-held REIT” and the stockholder is a pension trust which:

—	is described in Section 401(a) of the Code; and
—	holds more than 10%, by value, of the interests in the REIT.

Tax-exempt pension funds that are described in Section 401(a) of the Code and exempt from tax under Section 501(a) of the Code are referred to below as “qualified trusts.”

A REIT is a “pension-held REIT” if:

—

it would not have qualified as a REIT but for the fact that Section 856(h)(3) of the Code provides that stock owned by a qualified trust shall be treated, for purposes of the 5/50 Rule, described above, as owned by the beneficiaries of the trust, rather than by the trust itself; and

—

either at least one qualified trust holds more than 25%, by value, of the interests in the REIT, or one or more qualified trusts, each of which owns more than 10%, by value, of the interests in the REIT, holds in the aggregate more than 50%, by value, of the interests in the REIT.

The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

—

the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust and therefore subject to tax on unrelated business taxable income, to

—	the total gross income, less directly related expenses, of the REIT.

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

Distributions to non-U.S. stockholders that are not attributable to gain from our sale or exchange of U.S. real property interests, and that are not designated by us as capital gain dividends or retained capital gains, will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. These distributions will generally be subject to a withholding tax equal to 30% of the distribution unless an applicable tax treaty reduces or eliminates that tax. However, if income from an investment in our stock is treated as effectively connected with the non-U.S. stockholder’s conduct of a U.S. trade or business, the non-U.S. stockholder generally will be subject to federal income tax at graduated rates on a net basis in the same manner as U.S. stockholders are taxed with respect to those distributions and also may be subject to the 30% branch profits tax in the case of a non-U.S. stockholder that is a corporation. We expect to withhold tax at the rate of 30% on the gross amount of any distributions made to a non-U.S. stockholder unless:

—	a lower treaty rate applies and any required form, for example IRS Form W-8BEN, evidencing eligibility for that reduced rate is filed by the non-U.S. stockholder with us; or
—	the non-U.S. stockholder files an IRS Form W-8ECI with us claiming that the distribution is effectively connected income.

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

—

the non-U.S. stockholder’s investment in the stock is effectively connected with a trade or business in the U.S., in which case the non-U.S. stockholder will be subject to the same treatment as U.S. stockholders with respect to that gain; or

—

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

Recently Enacted Withholding Legislation

Shareholders that acquire our stock through an account maintained at a non-U.S. financial institution should be aware that the Foreign Account Tax Compliance Act (“FATCA”), enacted in 2010 provides that a 30% withholding tax will be imposed on certain payments made to a foreign entity if such entity fails to satisfy certain new disclosure and reporting rules. FATCA generally requires that (i) in the case of shareholder that is foreign financial institution (defined broadly to include a hedge fund, a private equity fund, a mutual fund, a securitization vehicle or other investment vehicle), the entity identify and provide information with respect to financial accounts with such entity held (directly or indirectly) by U.S. persons and U.S.-owned foreign entities and (ii) in the case of a shareholder that is a non-financial foreign entity, the entity identify and provide information with respect to substantial U.S. owners of such entity.

The IRS has released final regulations generally providing that FATCA withholding will not apply with respect to payments made prior to January 1, 2014 and that FATCA withholding tax on gross proceeds from the disposition of stock will not be imposed with respect to payments made prior to January 1, 2017. The U.S. Treasury is also in the process of signing Intergovernmental Agreements with other countries to implement the exchange of information required under FATCA. Shareholders that invest in the Company through an account maintained at a non-U.S. financial institution are strongly encouraged to consult with their own tax advisors regarding the potential application and impact of FATCA and any Intergovernmental Agreement between the United States and their home jurisdiction in connection with FATCA compliance.

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

The following discussion of risk factors contains “forward-looking statements,” which may be important to understanding any statement in this Annual Report on Form 10-K or in our other filings and public disclosures. In particular, the following information should be read in conjunction with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

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

We rely on the availability of financing to acquire Agency MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets, which have declined in value and caused them to suffer losses as a result of the downturn in the residential mortgage market. As these conditions persist, institutions may be forced to exit the repurchase agreement market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all.

During the past few years, there have been several proposed or completed mergers, acquisitions and bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. Fewer potential counterparties may reduce our ability to diversify and thereby attempt to minimize risk of counterparty default. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. As a result of these difficulties, there has been an increased focus by U.S. and international regulators and banking groups (such as from the Dodd-Frank legislation and Basel III accord) on increasing capital requirements for financial institutions and on greater restrictions on lending. This may have an adverse impact on the supply of MBS and could also make it more difficult for us as well as others in the marketplace to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

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

Continued adverse developments in the residential mortgage market may adversely affect the value of the Agency MBS in which we invest.

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

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Protection Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives titled, “Protecting American Taxpayers and Homeowners Act.” Both bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. Both bills also have considerable support in their respective houses of Congress, which suggests that efforts to reform and possibly eliminate Fannie Mae and Freddie Mac may be gaining momentum.

The passage of any new legislation affecting Fannie Mae and Freddie Mac may create market uncertainty and reduce the actual or perceived credit quality of securities issued or guaranteed by the U.S. government through a new or existing successor entity to Fannie Mae and Freddie Mac. If Fannie Mae and Freddie Mac were reformed or wound down, it is unclear what effect, if any, this would have on the value of the existing securities guaranteed by Fannie Mae or Freddie Mac. It is also possible that the above-referenced proposed legislation, if enacted into law, could adversely impact the market for securities guaranteed by the U.S. government and the spreads at which they trade. The foregoing could materially adversely affect the pricing, supply, liquidity and value of the MBS in which we invest and otherwise materially adversely affect our business operations and financial condition.

Certain actions taken or that may be taken in the future by the U.S. government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

The U.S. government, including the Board of Governors of the Federal Reserve System, the Department of Treasury and other governmental and regulatory bodies, have taken and are considering taking actions to address the U.S. financial crisis. During 2011 and 2012, the Federal Reserve increased its holdings of U.S. Treasury securities and, as of January 30, 2013, owned approximately $1.7 trillion of such securities. In September 2011, the Open Market Committee of the Federal Reserve announced the launching of “Operation Twist,” in which the Federal Reserve would be buying approximately $400 billion of longer-term treasury securities financed by the sale of an equal amount of the Federal Reserve’s shorter-term treasury securities. These acquisitions occurred during 2012. In June 2012, the Federal Reserve announced that it extended its “Operation Twist” bond swap program by buying through year-end 2012 another $267 billion worth of securities whose maturities would range between six to thirty years and selling a similar amount of securities with durations of three years or less. Operation Twist ended on December 31, 2012. At its December 2012 meeting, the members of the Federal Reserve Board were divided on how long to continue its bond-buying program, with some wanting to continue the program through the end of 2013 and others wanting to end it well before then. A decision not to continue buying long-term Treasury securities may push long-term rates up, which could be less supportive of economic growth. On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases were open-ended, meaning they would continue until the Federal Reserve was satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May 2013, upon the release of minutes of the Fed Open Market Committee (FOMC) meeting, Federal Reserve Chairman Ben Bernanke stated that if there was a continued improvement in the U.S. economy, the pace of purchases could be slowed down. After this statement, the rate on the 10-Year Treasury rose above 2%. In addition, following the June 2013 FOMC meeting, Chairman Bernanke commented that if the U.S. economy continued to improve, the Federal Reserve would probably slow or moderate its MBS purchases sometime later in 2013 and possibly ending them sometime in the middle of 2014. This comment had an even greater effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the second quarter of 2013 in the value of MBS in general and in the value of our portfolio. In December 2013 and January 2014, the Federal Reserve reduced its bond buying program from $85 billion per month down to $65 billion per month. In the future, the Federal Reserve may continue these actions or may take other similar actions, including the slowing down or tapering of the pace of its MBS purchases. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, to avert the “fiscal cliff.” The Taxpayer Relief Act left current income tax rates in place for all taxpayers except for individuals making more than $400,000 in taxable income or married couples making more than $450,000 in taxable income, who will see their top tax rate increase from 35% to 39.6%. The long term capital gains rate was also increased from 15% to 20% for those same taxable income thresholds. The Taxpayer Relief Act also phased out the personal exemption and itemized deductions for individuals with adjusted gross income over $250,000 and married couples with adjusted gross income over $300,000. The employee share of the Social Security payroll tax reverted back to 6.2% from the 4.2% rate. Additionally, the Unemployment Insurance Reauthorization Act, which increased the number of weeks a person eligible to receive unemployment insurance to ninety-nine weeks, was extended for another year. However, the Taxpayer Relief Act delayed implementation, from January 2, 2013 to March 1, 2013, of the budget sequestration provisions of the Budget Control Act of 2011, which mandated approximately $1.2 trillion in automatic spending cuts in the years 2013 to 2021 (in the event Congress failed to propose spending cuts in an equal amount over the same period). The Taxpayer Relief Act also did not substantially address any major spending cuts. Additionally, the Taxpayer Relief Act did not address or resolve the U.S. government again reaching the debt ceiling, which is anticipated to occur sometime during 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling impasse until May 19, 2013. This was again temporarily delayed due to government tax revenues being greater than anticipated and the U.S. Congress passing temporary funding measures until mid-October 2013. On October 1, 2013, the U.S. government was partially shut-down due to the inability of the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement on a long-term budget by mid-December 2013, and continues the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill which funds the U.S. government through September 30, 2014. On February 12, 2014, the Senate approved the debt ceiling legislation (previously approved by the House of Representatives), which suspended the debt ceiling until March 2015. The bill was signed into law by President Obama on February 15, 2014.

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

As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. In the fourth quarter of 2012, France’s government bond rating was lowered one grade by Moody’s Investor Service. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. During 2011, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch. In June 2012, Moody’s downgraded the credit ratings of 15 global banks. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Our leveraging strategy increases the risks of our operations.

Relative to our investment grade Agency MBS, we have generally borrowed, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. During the past several years, we have reduced our borrowings to a range of five to nine times the amount of our equity due to the uncertainty in the marketplace and the broader problems in the economy. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

—

The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

—

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

—

A default of a mortgage-related asset that constitutes collateral for a repurchase agreement could also result in an involuntary liquidation of the mortgage-related asset. This would result in a loss to us of the difference between the value of the mortgage-related asset upon liquidation and the amount borrowed against the mortgage-related asset.

—

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

—	the movement of interest rates;
—	the availability of financing in the market; and
—	the value and liquidity of our mortgage-related assets.

An increase in interest rates may harm our book value, which could adversely affect the cash available for distribution to you and could cause the price of our securities to decline.

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with generally accepted accounting principles utilized in the United States of America, or GAAP, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income” (“AOCI”) to current operations.

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

LIBOR is an unregulated rate based on estimates that lenders submit to the British Bankers’ Association, a trade group that compiles this information and publishes daily the LIBOR rate. A settlement in the second quarter of 2012 between Barclays PLC and British and U.S. banking authorities requires Barclays PLC to base its LIBOR submissions on market prices rather than estimates of its borrowing costs. The settlement also requires an independent auditor to review this process and report back to the Commodities Futures Trading Commission. In the fourth quarter of 2012, U.S. and British financial regulators fined the Swiss banking firm, UBS AG, $1.5 billion for LIBOR manipulation. Additionally, in the first quarter of 2013, the Royal Bank of Scotland agreed to pay more than $780 million to British and U.S. banking authorities for LIBOR manipulation. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. In December 2013, the European Union regulators fined six financial institutions (including Deutsche Bank, Royal Bank of Scotland, Société Générale S.A., JPMorgan Chase and Citigroup) approximately $2.32 billion relating to the LIBOR rate scandal. In early 2014, administration of LIBOR will be transferred from the British Bankers Association to NYSE Euronext. If there are other settlements with other financial institutions over the LIBOR setting process, the process may become subject to even greater regulation and review by British and U.S. banking authorities, and the method of calculating LIBOR may change. A change in the LIBOR setting process could affect the interest rates that repurchase agreement counterparties charge on borrowings in general and could affect our borrowing agreements, which could have an adverse impact on our net interest income.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2013, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 42 months, while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,010 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

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

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

—

We usually purchase MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2013, substantially all of our MBS had been acquired at a premium.

—

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

—	If we are unable to acquire new MBS similar to the prepaid MBS, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2013, 20% of our Agency MBS were 15-year fixed-rate securities and 1% of our Agency MBS were 30-year fixed-rate securities.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2013, approximately 79% of our Agency MBS were adjustable-rate securities.

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

These officers and employees are involved in investing both our assets and approximately $3.21 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Mr. Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our board of directors to act as an authorized broker on any buyback of the Company’s common stock. The service to PIA and Syndicated Capital, Inc. by the officers and employees of the Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel and John T. Hillman and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to PIA Farmland, Inc. and its external manager, this could harm our overall management and operating results. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management, LLC.

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

Electing not to renew the Management Agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our Management Agreement upon the expiration of any automatic renewal term, both upon 180-days prior written notice. In addition, if we elect to not renew the Management Agreement because of a decision by our board that the management fee is unfair, the Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the Management Agreement without cause, we are required to pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the Management Agreement.

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

—

we would be taxed as a regular domestic corporation, which, among other things, means being unable to deduct distributions to stockholders in computing taxable income and being subject to federal income tax on our taxable income at regular corporate rates;

—	any resulting tax liability could be substantial and would reduce the amount of cash available for distribution to stockholders;
—	we would no longer be required to make distributions to our stockholders; and
—

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

The market price and marketability of shares of our securities may, from time to time, be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors including the following:

—	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;
—

significant volatility in the market price and trading volume of securities of REITs or other companies in our sector, which is not necessarily related to the operating performance of these securities;

—	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;
—	changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis;
—	changes in our dividend policy and earnings or variations in operating results;
—	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;
—	general economic trends and other external factors; and
—	loss of major repurchase agreement providers.

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

—

Ownership limit. The ownership limit in our charter limits related investors including, among other things, any voting group, from acquiring over 9.8% of our common stock or more than 9.8% of our preferred stock without our permission.

—

Preferred Stock. Our charter authorizes our board of directors to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

—

Maryland business combination statute. Maryland law restricts the ability of holders of more than 10% of the voting power of a corporation’s shares to engage in a business combination with the corporation.

—	Maryland control share acquisition statute. Maryland law limits the voting rights of “control shares” of a corporation in the event of a “control share acquisition.”

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

	2013		2012
	High	Low	High	Low
First Quarter	$6.38	$5.90	$6.66	$6.20
Second Quarter	$6.33	$5.45	$7.05	$6.22
Third Quarter	$5.65	$4.35	$7.01	$6.49
Fourth Quarter	$5.11	$4.14	$6.58	$5.54

Holders

As of February 21, 2014, there were approximately 854 record holders of our common stock. On February 21, 2014, the last reported sale price of our common stock on the New York Stock Exchange was $5.03 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2013
First quarter ended March 31, 2013	$0.15	March 28, 2013
Second quarter ended June 30, 2013	$0.15	June 28, 2013
Third quarter ended September 30, 2013	$0.12	September 30, 2013
Fourth quarter ended December 31, 2013	$0.08	December 13, 2013
2012
First quarter ended March 31, 2012	$0.21	March 30, 2012
Second quarter ended June 30, 2012	$0.18	June 29, 2012
Third quarter ended September 30, 2012	$0.15	September 28, 2012
Fourth quarter ended December 31, 2012	$0.15	December 14, 2012

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
Shares purchased previously under this program			6,243,498	5,000,000
Month #1 (October 1-31)	730,700	$4.52	6,974,198	5,000,000
Month #2 (November 1-30)	1,300,000	$4.47	8,274,198	5,000,000
Month #3 (December 1-31)	940,974	$4.23	9,215,172	5,000,000
Total shares purchased this quarter	2,971,674			5,000,000

__________________

(1)

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

Anworth Mortgage Asset Corporation

Total Return Performance
Index Value
250
225
200
175
150
125
100
75
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Anworth Mortgage Asset Corporation
S&P 500 Index
NAREIT Mortgage REIT Index

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Anworth Mortgage Asset Corporation	100.00	128.64	147.43	151.33	155.08	124.49
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NAREIT Mortgage REIT Index	100.00	124.63	152.79	149.10	178.75	175.25

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2008 in our common stock, that $100 was invested in each of the indices on December 31, 2008 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 are derived from our audited financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 are derived from audited financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share data and days)
Statements of Income Data
Days in period	365	366	365	365	365
Interest income net of amortization of premium and discount	$174,784	$195,853	$224,180	$219,803	$262,029
Interest expense	(92,970)	(86,073)	(89,265)	(95,830)	(115,707)
Net interest income	$81,814	$109,780	$134,915	$123,973	$146,322
Net gain on sales of assets	9,237	4,434	-	-	-
Net gain on derivative instruments	-	-	-	-	107
Recovery on Non-Agency MBS	397	1,426	2,225	270	-
Expenses	(15,728)	(15,422)	(14,264)	(13,744)	(16,195)
Net income	$75,720	$100,218	$122,876	$110,499	$130,234
Dividends on preferred stock	(5,736)	(5,773)	(5,885)	(5,764)	(5,906)
Net income available to common stockholders	$69,984	$94,445	$116,991	$104,735	$124,328
Basic earnings per common share	$0.49	$0.68	$0.91	$0.89	$1.18
Diluted earnings per common share	$0.49	$0.67	$0.90	$0.87	$1.16
Average number of shares outstanding	142,455	138,382	128,601	118,164	105,413
Average number of diluted shares outstanding	146,400	142,485	132,759	121,919	108,905

	As of December 31,
	2013	2012	2011	2010	2009
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS(1)	$8,556,446	$9,244,693	$8,763,479	$7,739,052	$6,490,543
Total assets	$8,619,491	$9,285,105	$8,813,769	$7,790,215	$6,526,648
Repurchase agreements	$7,580,000	$8,020,000	$7,595,000	$6,375,000	$5,359,000
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$7,717,305	$8,197,388	$7,804,243	$6,896,304	$5,597,337
Series B Preferred Stock	$23,924	$25,222	$27,239	$25,630	$25,803
Stockholders' equity (common and Series A Preferred)	$878,262	$1,062,495	$982,287	$868,281	$903,508
Number of common shares outstanding	138,717	142,013	134,115	120,901	115,563
Book value per common share	$5.98	$7.14	$6.96	$6.78	$7.40

__________________

(1)	Includes Non-Agency MBS of $79, $360, $1,585, $4,394 and $4,742 at each respective period (in thousands).

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Company

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. We are in the business of investing primarily in United States, or U.S., agency mortgage-backed securities, or Agency MBS, which are securities representing obligations guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and the costs of borrowing to finance our acquisition of those assets.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, or the Code. As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders. At December 31, 2013, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2013 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At December 31, 2013, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). Our board of directors affirmatively elected to renew the Management Agreement for another one-year term expiring on December 31, 2014. The Management Agreement will automatically renew for successive one-year terms unless either party elects not to renew. If we terminate the Management Agreement or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

Government Activity

On September 13, 2012, the Federal Reserve announced its intention to purchase additional Agency MBS at a pace of $40 billion per month. These purchases were open-ended, meaning they would continue until the Federal Reserve was satisfied that economic conditions, primarily in unemployment, improve. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May 2013, upon the release of minutes of the Fed Open Market Committee (FOMC) meeting, Federal Reserve Chairman Ben Bernanke stated that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down. After this statement, the rate on the 10-Year Treasury rose above 2%. In addition, following the June 2013 FOMC meeting, Chairman Bernanke commented that if the U.S. economy continued to improve, the Federal Reserve would probably slow or moderate its MBS purchases sometime later in 2013 and possibly ending them sometime in the middle of 2014. This comment had an even greater effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the second quarter of 2013 in the value of MBS in general and in the value of our portfolio. At December 31, 2013, the fair value adjustment of our portfolio declined from December 31, 2012 by approximately $234.5 million, due primarily to the events that transpired during the second quarter of 2013. In December 2013 and January 2014, the Federal Reserve reduced its bond buying program from $85 billion per month down to $65 billion per month.

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

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic federal spending cuts, from January 2, 2013 to March 1, 2013. The automatic spending cuts required under the Budget Control Act of 2011 went into effect on March 1, 2013. At the end of January 2013, Congress temporarily increased the debt ceiling amount and deferred any further decision on how to resolve the debt ceiling issue until May 19, 2013. This was again temporarily delayed due to government tax revenues being greater than anticipated and Congress passing temporary funding measures until mid-October 2013. On October 1, 2013, the U.S. government was partially shut-down due to the inability of the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement on a long-term budget by mid-December 2013, and continues the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that will fund the U.S. government through September 30, 2014. On February 12, 2014, the Senate approved the debt ceiling legislation (previously approved by the House of Representatives), which suspended the debt ceiling until March 2015. The bill was signed into law by President Obama on February 15, 2014. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and on the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and particularly the securities in our portfolio.

Our Portfolio

At December 31, 2013 and December 31, 2012, our total assets, the fair value of our Agency MBS portfolio and its allocation were approximately as follows:

	December 31, 2013	December 31, 2012
	(dollar amounts in thousands)
Total assets	$8,619,491	$9,285,105
Fair value of Agency MBS	$8,556,446	$9,244,333
Adjustable-rate Agency MBS (less than 1 year reset)	19%	21%
Adjustable-rate Agency MBS (1-2 year reset)	9%	2%
Adjustable-rate Agency MBS (2-3 year reset)	15%	12%
Adjustable-rate Agency MBS (3-4 year reset)	10%	20%
Adjustable-rate Agency MBS (4-5 year reset)	3%	13%
Adjustable-rate Agency MBS (5-7 year reset)	15%	9%
Adjustable-rate Agency MBS (>7 year reset)	8%	1%
15-year fixed-rate Agency MBS	20%	18%
30-year fixed-rate Agency MBS	1%	4%
	100%	100%

Stockholders’ equity available to common stockholders at December 31, 2013 was approximately $829 million, or $5.98 per share. The $829 million equals total stockholders’ equity of $878.3 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of $25.2 million and the proceeds from its sale of $23.9 million.

Results of Operations

Years Ended December 31, 2013 and 2012

For the year ended December 31, 2013, our net income available to common stockholders was approximately $70 million, or $0.49 per diluted share, based on a weighted average of 146.4 million fully diluted shares outstanding. This includes net income of $75.7 million minus the payment of preferred dividends of $5.7 million. For the year ended December 31, 2012, our net income available to common stockholders was approximately $94.4 million, or $0.67 per diluted share, based on a weighted average of 142.5 million fully diluted shares outstanding. This included net income of $100.2 million minus the payment of preferred dividends of $5.8 million.

Net interest income for the year ended December 31, 2013 totaled $81.8 million, or 34.5% of gross income, compared to $109.8 million, or 40.9% of gross income, for the year ended December 31, 2012. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income net of premium amortization expense for the year ended December 31, 2013 was $174.8 million, compared to $195.9 million for the year ended December 31, 2012, a decrease of 10.8%, due primarily to a decrease in the weighted average coupons on Agency MBS (from 3.10% in 2012 to 2.67% in 2013), partially offset by an increase in the weighted average portfolio outstanding, from approximately $8.7 billion in 2012 to approximately $8.86 billion in 2013, and a decrease in premium amortization expense of $10.7 million. Interest expense for the year ended December 31, 2013 was $93 million, compared to $86.1 million for the year ended December 31, 2012, an increase of approximately 8%, which resulted primarily from an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.08% in 2012 to 1.15% in 2013, and an increase in the average borrowings outstanding, from $7.88 billion in 2012 to $8.01 billion in 2013.

Recoveries on Non-Agency MBS were approximately $397 thousand for the year ended December 31, 2013 compared to $1.4 million for the year ended December 31, 2012.

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

During the year ended December 31, 2013, premium amortization expense decreased $10.7 million, or 14.8%, to $62 million from $72.8 million during the year ended December 31, 2012, due primarily to a decrease in lower future CPR projections, partially offset by an increase in the amortization of unearned premium on securities acquired in 2013 and 2012 at higher premiums.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2013				Year Ended December 31, 2012
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	24%	24%	23%	15%	22%	24%	26%	26%

During the years ended December 31, 2013 and December 31, 2012, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the year ended December 31, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized a net gain of approximately $9.2 million. During the year ended December 31, 2012, we received proceeds of approximately $141 million from the sales of Agency MBS and recognized a net gain on sales of approximately $4.4 million.

Total expenses were approximately $15.7 million for the year ended December 31, 2013, compared to approximately $15.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, we incurred management fees of approximately $12 million, which is based on a percentage of our equity (see Note 10 to the accompanying audited financial statements) compared to management fees of approximately $11.6 million for the year ended December 31, 2012. “Other expenses” (as detailed in Note 14 to the accompanying audited financial statements) decreased by $70 thousand.

Years Ended December 31, 2012 and 2011

For the year ended December 31, 2012, our net income available to common stockholders was approximately $94.4 million, or $0.67 per diluted share, based on a weighted average of 142.5 million fully diluted shares outstanding. This included net income of $100.2 million minus the payment of preferred dividends of $5.8 million. For the year ended December 31, 2011, our net income available to common stockholders was approximately $117 million, or $0.90 per diluted share, based on a weighted average of 132.8 million fully diluted shares outstanding. This included net income of $122.9 million minus the payment of preferred dividends of $5.9 million.

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

Financial Condition

MBS Portfolio

At December 31, 2013, we held agency mortgage assets which had an amortized cost of approximately $8.58 billion, consisting primarily of approximately $6.76 billion of adjustable-rate Agency MBS and approximately $1.82 billion of fixed-rate Agency MBS. This amount represents an approximate 4.8% decrease from the $9.02 billion held at December 31, 2012. Of the adjustable-rate Agency MBS owned by us, 23% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 77% consisted of hybrid adjustable-rate Agency MBS whose coupons will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of our MBS at fair value owned at December 31, 2013 and December 31, 2012, classified by type of issuer (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
Type of Issuer	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Fannie Mae (FNM)	$4,962,273	58.0%	$5,993,700	64.8%
Freddie Mac (FHLMC)	3,580,834	41.8%	3,235,166	35.0%
Ginnie Mae (GNMA)	13,260	0.2%	15,467	0.2%
Non-Agency MBS	79	0.0%	360	0.0%
Total MBS:	$8,556,446	100.0%	$9,244,693	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2013 and December 31, 2012 by type of interest rate index (dollar amounts in thousands):

	December 31, 2013		December 31, 2012
Interest Rate Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
One-month LIBOR	$1,532	0.0%	$2,582	0.0%
Six-month LIBOR	51,301	0.6%	63,100	0.7%
One-year LIBOR	6,488,980	75.8%	6,882,732	74.5%
Six-month certificate of deposit	992	0.0%	1,100	0.0%
Six-month constant maturity treasury	227	0.0%	307	0.0%
One-year constant maturity treasury	227,805	2.7%	277,668	3.0%
Cost of Funds Index	16,223	0.2%	20,798	0.2%
15-year fixed-rate	1,658,348	19.4%	1,655,195	17.9%
30-year fixed-rate	111,038	1.3%	341,211	3.7%
Total Agency MBS:	$8,556,446	100.0%	$9,244,693	100.0%

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

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012 were as follows:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.52%	2.52%	2.61%	2.70%	2.98%
Hybrid adjustable-rate Agency MBS	2.62	2.66	2.67	2.74	2.82
15-year fixed-rate Agency MBS	2.66	2.64	2.61	2.74	2.97
30-year fixed-rate Agency MBS	5.71	5.74	5.55	5.57	5.56
CMOs	0.97	0.99	1.00	1.01	1.01
Total Agency MBS:	2.65%	2.67%	2.72%	2.82%	2.98%
Average Amortized Cost:
Adjustable-rate and hybrid adjustable-rate Agency MBS	103.21%	103.25%	103.20%	103.13%	103.08%
15-year fixed-rate Agency MBS	103.39	103.47	103.31	103.27	103.46
30-year fixed-rate Agency MBS	101.31	101.28	100.98	100.92	100.88
Total Agency MBS:	103.23%	103.26%	103.16%	103.08%	103.07%
Current yield (weighted average coupon divided by average amortized cost)	2.57%	2.59%	2.64%	2.74%	2.89%

The following information pertains to our repurchase agreement borrowings at December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(dollar amounts in thousands)
Repurchase agreements outstanding	$7,580,000	$7,575,000	$8,405,000	$8,025,000	$8,020,000
Average repurchase agreements outstanding	$7,644,822	$8,052,629	$8,310,932	$8,038,393	$8,069,889
Average interest rate on outstanding repurchase agreements	0.39%	0.37%	0.39%	0.41%	0.47%
Average days to maturity	38 days	38 days	37 days	37 days	34 days
Average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions	1.50%	1.44%	0.95%	1.00%	1.12%
Weighted average term to next rate adjustment after adjusting for interest rate swap transactions	1,010 days	1,024 days	471 days	489 days	420 days
Weighted average haircuts(1)	5.05%	4.92%	4.83%	4.88%	4.86%

__________________

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At December 31, 2013 and December 31, 2012, the unamortized net premium paid for our Agency MBS was approximately $268.1 million and $268.7 million, respectively.

At December 31, 2013, the current yield declined to 2.57% from 2.89% at December 31, 2012. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 8 basis points per quarter. For the three months ended December 31, 2013, the weighted average coupon for our total Agency MBS declined by 2 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions increased from 1.12% at December 31, 2012 to 1.50% at December 31, 2013. The increase was due primarily to an increase in the amount of outstanding swap agreements, from $3.16 billion at December 31, 2012 to $5.375 billion at December 31, 2013. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions increased from 420 days at December 31, 2012 to 1,010 days at December, 31, 2013. This was due to the increase in the notional amount and average maturity of our swap agreements. Please see the discussion on this in the section entitled “Hedging” which follows below.

Non-Agency MBS are included with our Agency MBS. The balance of Non-Agency MBS at December 31, 2013 was approximately $79 thousand. The balance of Non-Agency MBS at December 31, 2012 was approximately $360 thousand.

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

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. At December 31, 2013, we were a counter-party to swap agreements, which are derivative instruments as defined by the Financial Accounting Standards Board in Accounting Standards Classification, or ASC, No. 815-10,

with an aggregate notional amount of $5.375 billion and an average maturity of approximately 3.9 years. We utilize swap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swap agreements and receive a payment that varies with the three-month LIBOR rate. For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging instruments, see the section on “Derivative Financial Instruments” in Note 1 of our audited financial statements.

The following table pertains to our interest rate swap agreements at December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, and December 31, 2012:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
Aggregate notional amount of swap agreements	$5.375 billion	$5.185 billion	$3.435 billion	$3.30 billion	$3.16 billion
Average maturity of swap agreements	3.9 years	4.1 years	3.0 years	3.2 years	2.8 years
Weighted average interest rate paid on swap agreements	1.81%	1.82%	1.64%	1.72%	1.98%
Swap agreements as a percentage of outstanding repurchase agreements	71%	68%	41%	41%	39%

The decrease in the weighted average interest rate that we paid on our swap agreements during the year ended December 31, 2013 was due primarily to the addition of 38 swap agreements with an aggregate notional amount of $2.59 billion and a weighted average interest rate of 1.83% and the maturing of 6 swap agreements with an aggregate notional amount of $375 million and a weighted average interest rate of 3.32%. At December 31, 2013, there were unrealized losses of approximately $33 million on our swap agreements. At December 31, 2012, there were unrealized losses of approximately $96 million on our swap agreements.

For more information on the amounts, policies, objectives and other qualitative data on our hedge agreements, see Notes 1, 6 and 12 to the accompanying audited financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $7.58 billion at December 31, 2013. As collateral for these repurchase agreements, we have pledged approximately $8.06 billion in Agency MBS. Our other significant source of funds for the year ended December 31, 2013 consisted of payments of principal from our Agency MBS portfolio in the amount of $2.36 billion.

For the year ended December 31, 2013, there was a net increase in cash and cash equivalents of approximately $4.5 million. This consisted of the following components:

—

Net cash provided by operating activities for the year ended December 31, 2013 was approximately $143 million. This is comprised primarily of net income of $75.7 million, adding back the following non-cash items: the amortization of premium and discounts of approximately $62 million and the amortization of restricted stock of $202 thousand, partially offset by gains on the sale of Agency MBS of approximately $9.2 million and recoveries on Non-Agency MBS of approximately $397 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $607 thousand, an increase in accrued interest payable of approximately $9.7 million, a decrease in interest receivable of approximately $2.5 million and a decrease in prepaid expense of approximately $1.7 million;

—

Net cash provided by investing activities for the year ended December 31, 2013 was approximately $401 million, which consisted of $2.36 billion from principal payments on Agency MBS and proceeds from sales of Agency MBS of approximately $637 million, partially offset by purchases of Agency MBS of $2.59 billion; and

—

Net cash used in financing activities for the year ended December 31, 2013 was approximately $540 million. This consisted of borrowings on repurchase agreements of approximately $42.83 billion, partially offset by repayments on repurchase agreements of approximately $43.27 billion, proceeds from common stock issued net of common stock repurchased of approximately $15.3 million, dividends paid of $81.3 million on common stock and dividends paid of approximately $5.7 million on preferred stock, less net proceeds from Series A Preferred Stock issued of approximately $1.3 million, and net proceeds from Series B Preferred Stock issued of approximately $1.1 million,.

Relative to our MBS portfolio at December 31, 2013, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 31 days to three months. At December 31, 2013, we had borrowed funds under repurchase agreements with 23 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2013 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) increased from 7.13x at December 31, 2012 to 8.1x at December 31, 2013. The increase in leverage was due primarily to a decrease in total stockholders’ equity of approximately $184 million, resulting primarily from a decrease in accumulated other comprehensive income of approximately $172 million which occurred primarily during the second quarter of 2013.

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

During the year ended December 31, 2013, we raised approximately $22.9 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2013, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2013, we issued an aggregate of 41,978 shares of Series A Preferred Stock under the 2011 Sales Agreement at a weighted average price of $26.08 per share, which provided net proceeds to us of approximately $1.09 million, net of sales commissions less reimbursement of fees. During the year ended December 31, 2013, we issued an aggregate of 54,566 shares of our Series B Preferred Stock under the 2011 Sales Agreement at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $1.34 million, net of sales commissions less reimbursement of fees. During the year ended December 31, 2013, we did not issue any shares of common stock under the 2011 Sales Agreement. At December 31, 2013, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock under our share repurchase program. During the year ended December 31, 2013, we repurchased an aggregate of 7,646,429 shares at a weighted average price of $4.95 per share under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents our contractual obligations at December 31, 2013 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Repurchase agreements(1)	$7,580,000	$7,580,000	$-	$-	$-
Junior subordinated notes(2)	37,380	-	-	-	37,380
Lease commitment	4,222	444	928	984	1,866
Total:	$7,621,602	$7,580,444	$928	$984	$39,246

__________________

(1)	These represent amounts due by maturity.
(2)

These represent amounts due by contractual maturity. However, we do have the option to redeem these after March 30, 2010 and April 30, 2010 as more fully described in Note 5 to the accompanying audited financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheet at fair value rather than historical cost. Based upon these treatments, our total equity base at December 31, 2013 was $878.3 million. Common stockholders’ equity was approximately $829 million, or a book value of $5.98 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $58.6 million, or 0.68% of the amortized cost of our Agency MBS, at December 31, 2013. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $33.4 million, constitutes the total “Accumulated other comprehensive income” of approximately $92 million.

The following table represents our common stockholders’ equity with and without accumulated other comprehensive income, or AOCI, which is a non-GAAP financial measure, at December 31, 2013 and December 31, 2012, respectively. The Company’s management believes that this financial measure, when considered together with our GAAP financial measures, provides information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. This financial measure should not be used as a substitute in assessing the Company’s financial condition at December 31, 2013 and December 31, 2012, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	December 31, 2013	December 31, 2012
	(in thousands)
Common stockholders’ equity without AOCI	$920,969	$934,354
AOCI – unrealized (loss) income	(92,008)	79,776
Common stockholders’ equity	$828,961	$1,014,130
Series A Preferred Stock liquidation value	47,984	46,935
Series B Preferred Stock liquidation value	25,241	26,652
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(25,222)
Total stockholders’ equity per balance sheets	$878,262	$1,062,495
Common shares outstanding	138,717	142,013
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.64	$6.58
AOCI	(0.66)	0.56
Common stockholders’ equity	$5.98	$7.14

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

Our accounting policies are described in Note 1 to the accompanying audited financial statements. Management believes the more significant of our accounting policies are the following:

Revenue Recognition

The most significant source of our revenue is derived from our investments in MBS. We reflect income using the effective yield method which, through amortization of premiums and accretion of discounts at an effective yield, recognizes periodic income over the estimated life of the investment on a constant yield basis, as adjusted for actual prepayment activity and estimated prepayments. Management believes our revenue recognition policies are appropriate to reflect the substance of the underlying transactions.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2013 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 6 to the accompanying audited financial statements.

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

Subsequent Events

On January 27, 2014, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2014 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2014.

From January 1, 2014 through February 21, 2014, we issued an aggregate of 49,230 shares of our common stock at a weighted average price of $4.55 per share under our 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $224 thousand.

From January 1, 2014 through February 21, 2014, we repurchased an aggregate of 2,223,414 shares of our common stock at a weighted average price of $4.76 per share under our share repurchase program.

From January 1, 2014 through February 21, 2014, we entered into two new swap agreements with an aggregate notional amount of $75 million and terms of up to six years. From January 1, 2014 through February 21, 2014, two swap agreements with an aggregate notional amount of $150 million matured.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2013, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,658,348	19.4%	$-	0.0%
30-year fixed-rate investments	111,038	1.3%	-	0.0%
Adjustable-Rate Investments/Obligations:
Less than 3 months	528,776	6.2%	7,580,000	100.0%
Greater than 3 months and less than 1 year	1,113,514	13.0%	-	0.0%
Greater than 1 year and less than 2 years	730,340	8.5%	-	0.0%
Greater than 2 years and less than 3 years	1,273,775	14.9%	-	0.0%
Greater than 3 years and less than 4 years	873,407	10.2%	-	0.0%
Greater than 4 years and less than 5 years	293,402	3.4%	-	0.0%
Greater than 5 years and less than 7 years	1,305,608	15.3%	-	0.0%
Greater than 7 years	668,238	7.8%	-	0.0%
Total:	$8,556,446	100.0%	$7,580,000	100.0%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

At December 31, 2012, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,655,195	17.9%	$0	0.0%
30-year fixed-rate investments	341,211	3.7	0	0.0%
Adjustable-Rate Investments/Obligations:
Less than 3 months	621,929	6.7	8,020,000	100.0%
Greater than 3 months and less than 1 year	1,314,385	14.2	0	0.0%
Greater than 1 year and less than 2 years	185,590	2.0	0	0.0%
Greater than 2 years and less than 3 years	1,104,770	12.0	0	0.0%
Greater than 3 years and less than 4 years	1,876,203	20.3	0	0.0%
Greater than 4 years and less than 5 years	1,168,752	12.6	0	0.0%
Greater than 5 years and less than 7 years	824,078	8.9	0	0.0%
Greater than 7 years	152,580	1.7	0	0.0%
Total:	$9,244,693	100.0%	$8,020,000	100.0%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “Accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2013, the fair value adjustment of our MBS reflected in AOCI declined to a negative adjustment (other comprehensive loss) of approximately $58.6 million from a positive adjustment (other comprehensive income) at December 31, 2012 of approximately $175.8 million, due primarily to the events that transpired during the second quarter 2013 (see general discussion section of Management’s Discussion and Analysis).

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2013, our Agency MBS had a weighted average term to next rate adjustment of approximately 42 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 1,010 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funds the government through January 15, 2014, extends the debt ceiling through February 7, 2014, calls for a Congressional agreement on a long-term budget by mid-December 2013, and continues the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that will fund the U.S. government through September 30, 2014. On February 12, 2014, the Senate approved the debt ceiling legislation (previously approved by the House of Representatives), which suspended the debt ceiling until March 2015. The bill was sent to President Obama, who is expected to sign it into law. A failure by the U.S. government to reach agreement on future budget and debt ceilings, or reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agencies debt, could have a material adverse effect on the U.S. economy and on the global economy. This could have the effect of reducing the availability of financing in general or lead to changes in credit terms such as collateral requirements or length of financing. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2013, we had unrestricted cash of $7.4 million and $462 million in unpledged MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2013, and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–104%	–1.9%
–1%	–24%	0.0%
0%	0%	0%
1%	–17%	–1.2%
2%	–40%	–2.8%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of December 31, 2013, the aggregate notional amount of the interest rate swap agreements was $5.375 billion and the weighted average maturity was approximately 3.9 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	131%	2.8%
–1%	211%	2.4%
0%	0%	0%
1%	66%	–3.5%
2%	–90%	–7.5%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 1992. Although COSO recently issued a new Integrated Framework on May 14, 2013, this new framework must be implemented by no later than December 15, 2014 and the period from May 14, 2013 through December 15, 2014 will be a transition period. Based on our assessment, we believe that, as of December 31, 2013, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 1992 COSO Framework.

The Company’s independent auditors, McGladrey LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation’s (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Anworth Mortgage Asset Corporation as of December 31, 2013 and 2012 and the related statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 26, 2014 expressed an unqualified opinion.

McGladrey LLP

Los Angeles, California

February 26, 2014

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2014.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
—	Report of Independent Registered Public Accounting Firm, McGladrey LLP;
—	Balance Sheets as of December 31, 2013 and December 31, 2012;
—	Statements of Income: For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011;
—	Statements of Comprehensive Income: For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011;
—	Statements of Stockholders’ Equity: For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011; and
—	Statements of Cash Flows: For the Years Ended December 31, 2013, December 31, 2012 and December 31, 2011;
—	Notes to Financial Statements.
(2)	Schedules to financial statements:

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

DATED: February 26, 2014	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH LLOYD MCADAMS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2014
Joseph Lloyd McAdams

/s/ THAD M. BROWN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2014
Thad M. Brown

/s/ JOSEPH E. MCADAMS	Executive Vice President, Chief Investment Officer and Director	February 26, 2014
Joseph E. McAdams

/s/ LEE A. AULT, III	Director	February 26, 2014
Lee A. Ault, III

/s/ CHARLES H. BLACK	Director	February 26, 2014
Charles H. Black

/s/ JOE E. DAVIS	Director	February 26, 2014
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 26, 2014
Robert C. Davis

ANWORTH MORTGAGE ASSET CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying balance sheets of Anworth Mortgage Asset Corporation, or the Company, as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992, and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey LLP

Los Angeles, California

February 26, 2014

ANWORTH MORTGAGE ASSET CORPORATION

BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2013	2012
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$8,060,567	$8,523,557
Agency MBS at fair value	462,478	668,726
Paydowns receivable	33,401	52,410
	8,556,446	9,244,693
Cash and cash equivalents	7,368	2,910
Interest and dividends receivable	23,310	25,839
Derivative instruments at fair value	22,551	111
Prepaid expenses and other	9,816	11,552
Total Assets:	$8,619,491	$9,285,105
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$30,117	$20,376
Repurchase agreements	7,580,000	8,020,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	55,914	96,144
Dividends payable on Series A Preferred Stock	1,035	1,011
Dividends payable on Series B Preferred Stock	394	414
Dividends payable on common stock	11,097	21,302
Accrued expenses and other	1,368	761
Total Liabilities:	$7,717,305	$8,197,388
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $26,652, respectively); 1,010 and 1,066 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	$23,924	$25,222
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $46,935, respectively); 1,919 and 1,877 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	$46,537	$45,447
Common Stock: par value $0.01 per share; authorized 200,000 shares, 138,717 and 142,013 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,387	1,420
Additional paid-in capital	1,185,369	1,197,793
Accumulated other comprehensive income (loss) consisting of unrealized losses and gains	(92,008)	79,776
Accumulated deficit	(263,023)	(261,941)
Total Stockholders' Equity:	$878,262	$1,062,495
Total Liabilities and Stockholders' Equity:	$8,619,491	$9,285,105

See accompanying notes to audited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Interest income:
Interest on Agency MBS	$174,728	$195,763	$224,130
Other income	56	90	50
	174,784	195,853	224,180
Interest expense:
Interest expense on repurchase agreements	91,690	84,720	87,975
Interest expense on junior subordinated notes	1,280	1,353	1,290
	92,970	86,073	89,265
Net interest income	81,814	109,780	134,915
Gain on sales of Agency MBS	9,237	4,434	-
Recovery on Non-Agency MBS	397	1,426	2,225
Expenses:
Management fee to related party	(11,961)	(11,585)	-
Compensation, incentive compensation and benefits	-	-	(10,979)
Other expenses	(3,767)	(3,837)	(3,285)
Total expenses	(15,728)	(15,422)	(14,264)
Net income	$75,720	$100,218	$122,876
Dividend on Series A Cumulative Preferred Stock	(4,142)	(4,045)	(4,044)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,594)	(1,728)	(1,841)
Net income to common stockholders	$69,984	$94,445	$116,991
Basic earnings per common share	$0.49	$0.68	$0.91
Diluted earnings per common share	$0.49	$0.67	$0.90
Basic weighted average number of shares outstanding	142,455	138,382	128,601
Diluted weighted average number of shares outstanding	146,400	142,485	132,759

See accompanying notes to audited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Net income	$75,720	$100,218	$122,876
Available-for-sale Agency MBS, fair value adjustment	(225,208)	32,985	62,598
Reclassification adjustment for net (gains) on sales of Agency MBS included in net income	(9,237)	(4,434)	-
Unrealized gain (losses) on cash flow hedges	3,411	(52,691)	(103,164)
Reclassification adjustment for interest expense on swap agreements included in net income	59,250	53,693	68,345
Other comprehensive income (loss)	(171,784)	29,553	27,779
Comprehensive income (loss)	$(96,064)	$129,771	$150,655

See accompanying notes to audited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2013, 2012 and 2011

(in thousands, except per share amounts)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2010	1,876	120,901	$45,397	$1,209	$1,053,959	$84,650	$(62,206)	$(254,728)	$868,281
Issuance of common stock		14,048		140	96,753				96,893
Redemption of common stock		(834)		(8)	(5,261)				(5,269)
Other comprehensive income, fair value adjustments and reclassifications						62,598	(34,819)		27,779
Net income								122,876	122,876
Amortization of restricted stock					282				282
Dividend declared - $2.156252 per Series A preferred share								(4,044)	(4,044)
Dividend declared - $1.5625 per Series B preferred share								(1,842)	(1,842)
Dividend declared - $0.94 per common share								(122,669)	(122,669)
Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$147,248	$(97,025)	$(260,407)	$982,287

Issuance of Series A Preferred Stock	1		50						50
Issuance of common stock		8,632		86	56,102				56,188
Redemption of common stock		(734)		(7)	(4,244)				(4,251)
Other comprehensive income, fair value adjustments and reclassifications						28,551	1,002		29,553
Net income								100,218	100,218
Amortization of restricted stock					202				202
Dividend declared - $2.156252 per Series A preferred share								(4,044)	(4,044)
Dividend declared - $1.5625 per Series B preferred share								(1,726)	(1,726)
Dividend declared - $0.69 per common share								(95,982)	(95,982)
Balance, December 31, 2012	1,877	142,013	$45,447	$1,420	$1,197,793	$175,799	$(96,023)	$(261,941)	$1,062,495
Issuance of Series A Preferred Stock	42		1,090						1,090
Issuance of common stock		4,350		44	25,328				25,372
Redemption of common stock		(7,646)		(77)	(37,954)				(38,031)
Other comprehensive income, fair value adjustments and reclassifications						(234,445)	62,661		(171,784)
Net income								75,720	75,720
Amortization of restricted stock					202				202
Dividend declared - $2.156252 per Series A preferred share								(4,142)	(4,142)
Dividend declared - $1.5625 per Series B preferred share								(1,594)	(1,594)
Dividend declared - $0.50 per common share								(71,066)	(71,066)
Balance, December 31, 2013	1,919	138,717	$46,537	$1,387	$1,185,369	$(58,646)	$(33,362)	$(263,023)	$878,262

See accompanying notes to audited financial statements.

ANWORTH MORTGAGE ASSET CORPORATION

STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities:
Net income	$75,720	$100,218	$122,876
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	62,033	72,774	58,552
Gain on sales of Agency MBS	(9,237)	(4,434)	-
Amortization of restricted stock	202	202	282
Non-cash incentive compensation	-	-	877
Recovery on Non-Agency MBS	(397)	(1,426)	(2,225)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	2,529	2,246	(988)
Decrease (increase) in prepaid expenses and other	1,737	1,775	(8,711)
Increase (decrease) in accrued interest payable	9,732	(3,186)	3,462
Increase (decrease) in accrued expenses	607	(282)	97
Net cash provided by operating activities	$142,926	$167,887	$174,222
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$636,807	$141,438	$-
Purchases	(2,591,994)	(3,231,919)	(3,600,881)
Principal payments	2,356,590	2,550,225	2,239,583
Net cash provided by (used in) investing activities	$401,403	$(540,256)	$(1,361,298)
Financing Activities:
Borrowings from repurchase agreements	$42,833,039	$43,857,077	$35,770,255
Repayments on repurchase agreements	(43,273,039)	(43,432,077)	(34,550,255)
Proceeds from common stock issued, net of common stock repurchased	(15,293)	49,655	87,292
Proceeds on Series B Preferred Stock issued	1,335	265	5,064
Proceeds on Series A Preferred Stock issued	1,090	50	-
Series A Preferred stock dividends paid	(4,117)	(4,044)	(4,044)
Series B Preferred stock dividends paid	(1,615)	(1,761)	(1,821)
Common stock dividends paid	(81,271)	(102,763)	(121,159)
Net cash (used in) provided by financing activities	$(539,871)	$366,402	$1,185,332
Net increase (decrease) in cash and cash equivalents	4,458	(5,967)	(1,744)
Cash and cash equivalents at beginning of period	2,910	8,877	10,621
Cash and cash equivalents at end of period	$7,368	$2,910	$8,877
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$83,237	$89,258	$85,803
Conversions of Series B Preferred Stock into common stock	$2,633	$2,283	$7,851
Common stock repurchased	$38,031	$4,251	$5,269
Change in payable for securities purchased	$-	$(20,679)	$(343,141)

See accompanying notes to audited financial statements.

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

Reverse Repurchase Agreements

We use securities purchased under agreements to resell, or reverse repurchase agreements, as a means of investing excess cash. Although legally structured as a purchase and subsequent resale, reverse repurchase agreements are treated as financing transactions under which the counterparty pledges securities (U.S. treasury securities or Agency MBS) and accrued interest as collateral to secure a loan. The difference between the purchase price that we pay and the resale price that we receive represents interest paid to us and is included in “Other income” on our statements of income. It is our policy to generally take possession of securities purchased under reverse repurchase agreements at the time such agreements are made.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) which are guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and then adjusts annually for the remainder of the term of the loan. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage-related assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage-related assets at a premium and at a discount. Our portfolio also includes a small amount of Non-Agency MBS (approximately $79 thousand) and this is now included with the Agency MBS. Prior year balances have been presented consistent with this treatment.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on our Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual and estimated prepayments based on the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at December 31, 2013 and December 31, 2012, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	202	$4,262,712	$(122,890)	230	$763,911	$(23,089)	432	$5,026,623	$(145,979)

December 31, 2012

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	68	$907,972	$(2,457)	207	$283,638	$(4,117)	275	$1,191,610	$(6,574)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2013.

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

For all interest rate swap agreements entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission, or CFTC, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. Both the swap execution facility and the central clearing house could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

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

Credit Risk

At December 31, 2013, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s Investors Service, or Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely change its ratings on Fannie Mae and Freddie Mac if it was to change its rating on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.
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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2014 relative to any tax positions taken prior to January 1, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2013. Through 2013, we filed both REIT and taxable REIT subsidiary U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2009 and 2008, respectively.

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

The computation of EPS for the years ended December 31, 2013, 2012 and 2011 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2013
Basic EPS	$69,984	142,455	$0.49
Effect of dilutive securities	1,594	3,945	-
Diluted EPS	$71,578	146,400	$0.49
For the year ended December 31, 2012
Basic EPS	$94,445	138,382	$0.68
Effect of dilutive securities	1,728	4,103	(0.01)
Diluted EPS	$96,173	142,485	$0.67
For the year ended December 31, 2011
Basic EPS	$116,991	128,601	$0.91
Effect of dilutive securities	1,841	4,158	(0.01)
Diluted EPS	$118,832	132,759	$0.90

For the years ended December 31, 2013, 2012 and 2011, options to purchase 5,000 shares, 320,700 shares and 592,480 shares of our common stock, respectively, were outstanding and not included in the computation of diluted EPS, as their exercise price and option expense exceeded the average stock price for those respective years.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At December 31, 2013, we did not have any reverse repurchase agreements outstanding. During the year ended December 31, 2013, the maximum amount of reverse repurchase agreements outstanding was $210 million and the average daily amount outstanding was approximately $7.2 million. These investments are used as a means of investing excess cash. The collateral for these loans was principally U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. At December 31, 2012, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS classified as available-for-sale as of December 31, 2013 and December 31, 2012, which are carried at their fair value (amounts in thousands):

December 31, 2013

By Agency		Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS

Amortized cost		$13,374	$3,618,312	$4,950,005	$-	$8,581,691
Paydowns receivable(1)		-	33,401	-	-	33,401
Unrealized gains		10	18,384	68,860	79	87,333
Unrealized losses		(124)	(89,263)	(56,592)	-	(145,979)
Fair value		$13,260	$3,580,834	$4,962,273	$79	$8,556,446

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total MBS

Amortized cost	$1,594,183	$5,168,156	$1,714,427	$103,476	$1,449	$8,581,691
Paydowns receivable(1)	2,843	30,558	-	-	-	33,401
Unrealized gains	46,294	31,668	1,695	7,591	85	87,333
Unrealized losses	(2,560)	(85,614)	(57,774)	(29)	(2)	(145,979)
Fair value	$1,640,760	$5,144,768	$1,658,348	$111,038	$1,532	$8,556,446

_____________

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Non-Agency MBS are included in the Floating-Rate CMOs category.

During the year ended December 31, 2013, we received proceeds of approximately $637 million from the sale of Agency MBS and recognized gross realized gains on sales of approximately $14.89 million and gross realized losses on sales of approximately $5.65 million. During the year ended December 31, 2012, we received proceeds of approximately $141 million from the sale of Agency MBS and recognized gross realized gains on sales of approximately $4.4 million. There were no gross realized losses on sales during the year ended December 31, 2012.

December 31, 2012

By Agency		Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS

Amortized cost		$15,646	$3,133,758	$5,867,079	$-	$9,016,483
Paydowns receivable(1)		-	52,410	-	-	52,410
Unrealized gains		25	51,681	130,308	360	182,374
Unrealized losses		(204)	(2,683)	(3,687)	-	(6,574)
Fair value		$15,467	$3,235,166	$5,993,700	$360	$9,244,693

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total MBS

Amortized cost	$1,866,616	$5,202,362	$1,629,854	$315,438	$2,213	$9,016,483
Paydowns receivable(1)	5,605	46,805	-	-	-	52,410
Unrealized gains	64,208	66,623	25,401	25,773	369	182,374
Unrealized losses	(2,697)	(3,817)	(60)	-	-	(6,574)
Fair value	$1,933,732	$5,311,973	$1,655,195	$341,211	$2,582	$9,244,693

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

At December 31, 2013 and December 31, 2012, the repurchase agreements had the following balances (in thousands), weighted average interest rates and remaining weighted average maturities:

	December 31, 2013		December 31, 2012
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Overnight	$-	0.00%	$-	0.00%
Less than 30 days	3,105,000	0.39	4,120,000	0.47
30 days to 90 days	4,475,000	0.39	3,900,000	0.47
Over 90 days to less than 1 year	-	-	-	-
1 year to 2 years	-	-	-	-
Demand	-	-	-	-
	$7,580,000	0.39%	$8,020,000	0.47%
Weighted average maturity	38 days		34 days
Weighted average term to maturity (after accounting for swap agreements)	1,010 days		420 days
Weighted average borrowing rate (after accounting for swap agreements)	1.50%		1.12%
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$8,060,567		$8,523,557

The following table presents information about certain assets and liabilities that are subject to master netting arrangements  (or similar agreements) only in the event of default on a contract. See Notes 1, 6 and 12 for more information on the Company’s hedging instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2013	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$22,551	$-	$22,551	$(22,551)	$-	$-
Total	$22,551	$-	$22,551	$(22,551)	$-	$-

Repurchase Agreements(3)	$7,580,000	$-	$7,580,000	$(7,580,000)	$-	$-
Derivative liabilities at fair value(2)	55,914	-	55,914	(55,914)	-	-
Total	$7,635,914	$-	$7,635,914	$(7,635,914)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2012	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$111	$-	$111	$(111)	$-	$-
Total	$111	$-	$111	$(111)	$-	$-

Repurchase Agreements(3)	$8,020,000	$-	$8,020,000	$(8,020,000)	$-	$-
Derivative liabilities at fair value(2)	96,144	-	96,144	(96,144)	-	-
Total	$8,116,144	$-	$8,116,144	$(8,116,144)	$-	$-

_____________

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related Net Amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At December 31, 2013, we had pledged approximately $84.2 million in Agency MBS as collateral and paid another approximately $7.1 million on swap margin calls on our derivatives. At December 31, 2012, we had pledged approximately $110.6 million in Agency MBS as collateral and paid another approximately $8.7 million on swap margin calls on our derivatives.

(3)

At December 31, 2013, we had pledged approximately $7.98 billion in Agency MBS as collateral on our repurchase agreements. At December 31, 2012, we had pledged approximately $8.41 billion in Agency MBS as collateral on our repurchase agreements.

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

At December 31, 2013, fair value measurements were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$8,556,446	$-	$8,556,446
Derivative instruments(2)	-	22,551	-	22,551
Liabilities:
Derivative instruments(2)	$-	$55,914	$-	$55,914

__________________

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3 in the audited financial statements.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 12 in the audited financial statements.

Cash and cash equivalents, restricted cash, interest receivable, repurchase agreements and interest payable are reflected in our audited financial statements at their costs, which approximate their fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2013 and December 31, 2012, the carrying value approximates fair value.

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

At December 31, 2012, total capital loss carryforwards available were $6.9 million. They were utilized in 2013. Income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2013 and December 31, 2012, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2013:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)

Declaration Date	Record Date	Payable Date	2013 Total Distribution Per Share	2013 Ordinary Income	2013 Return of Capital	2013 Long-Term Capital Gains	Carry-Over to 2014
01/18/13	03/28/13	04/15/13	$0.539063	$0.539063	$-	$-	$-
04/19/13	06/28/13	07/15/13	0.539063	0.529797	-	0.009266	-
07/19/13	09/30/13	10/15/13	0.539063	0.492073	-	0.046990	-
10/03/13	12/31/13	01/15/14	0.539063	-	-	-	0.539063
		Total:	$2.156252	$1.560933	$-	$0.056256	$0.539063

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)

Declaration Date	Record Date	Payable Date	2013 Total Distribution Per Share	2013 Ordinary Income	2013 Return of Capital	2013 Long-Term Capital Gains	Carry-Over to 2014
01/18/13	03/28/13	04/15/13	$0.390625	$0.390625	$-	$-	$-
04/19/13	06/28/13	07/15/13	0.390625	0.383813	-	0.006812	-
07/19/13	09/30/13	10/15/13	0.390625	0.356080	-	0.034545	-
10/03/13	12/31/13	01/15/14	0.390625	-	-	-	0.390625
		Total:	$1.562500	$1.130518	$-	$0.041357	$0.390625

Common Stock (CUSIP 03747 10 1)

Declaration Date	Record Date	Payable Date	2013 Total Distribution Per Share	2013 Ordinary Income	2013 Return of Capital	2013 Long-Term Capital Gains	Carry-Over from 2012(1)	Carry-Over to 2014
12/14/12	12/28/12	01/29/13	$0.04	$-	$-	$-	$0.04	$-
03/28/13	04/08/13	04/29/13	0.15	0.1500	-	-	-	-
06/28/13	07/08/13	07/29/13	0.15	0.1474	-	0.0026	-	-
09/30/13	10/10/13	10/29/13	0.12	0.0940	0.0128	0.0132	-	-
12/13/13	12/23/13	01/29/14	0.08	-	-	-	-	0.08
		Total:	$0.54	$0.3914	$0.0128	$0.0158	$0.04	$0.08

______________

(1)	The $0.04 that is a carry-over from 2012 is also treated as 2013 ordinary income.

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

The Series B Preferred Stock has no maturity date and is not redeemable. The Series B Preferred Stock is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change of control. The Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of the Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. The Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the Series B Preferred Stock for cash if certain events occur, such as a change in control. The Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of the Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2013, we have declared and set aside for payment the required dividends for the Series B Preferred Stock.

During the year ended December 31, 2013, there were three transactions to convert an aggregate of 111,000 shares of Series B Preferred Stock into an aggregate of 425,907 shares of our common stock at a weighted average conversion rate of 3.8370. During the year ended December 31, 2013, we issued an aggregate of 54,566 shares of Series B Preferred Stock at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $1.34 million.

NOTE 9. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2013, our authorized capital included 200 million shares of common stock, of which 138,717,419 shares were issued and outstanding.

At December 31, 2013, our authorized capital included 20 million shares of $0.01 par value preferred stock, of which 5.15 million shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3.15 million shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. At December 31, 2013, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2013, we issued under the 2011 Sales Agreement (i) an aggregate of 41,978 shares of our Series A Preferred Stock at a weighted average price of $26.08 per share, which provided net proceeds to us of approximately $1.09 million, net of sales commissions less reimbursement of fees, and (ii) an aggregate of 54,566 shares of our Series B Preferred Stock at a weighted average price of $24.50 per share, which provided net proceeds to us of approximately $1.34 million, net of sales commissions less reimbursement of fees. During the year ended December 31, 2013, we did not issue any shares of our common stock under the 2011 Sales Agreement. At December 31, 2013, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock through our share repurchase program. During the year ended December 31, 2013, we repurchased an aggregate of 7,646,429 shares at a weighted average price of $4.95 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering up to 27 million shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the year ended December 31, 2013, we issued an aggregate of 3,924,551 shares of our common stock at a weighted average price of $5.84 per share, resulting in proceeds to us of approximately $22.9 million. At December 31, 2013, there were approximately 16.8 million shares remaining under the 2012 Plan. Effective July 5, 2013, we reduced the discount rate on dividend reinvestment offered through our 2012 Plan from 1% to zero until further notice.

On December 28, 2009, we filed a shelf registration statement on Form S-3 with the SEC, and, on February 26, 2010, we filed a pre-effective amendment thereto with the SEC, offering up to $600 million of our capital stock. The registration statement was declared effective on March 26, 2010. At December 31, 2013, approximately $544.7 million of our capital stock was available for issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3.5 million shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan. To date, we have issued approximately 2,840,000 shares of common stock under the plan. This amount includes 273,469 shares of unexercised stock options and restricted stock and restricted stock units.

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

On the effective date of the Management Agreement, the employment agreements with our executives were terminated, our employees became employees of the Manager, and we took such other actions as were reasonably necessary to implement the Management Agreement and to externalize our management function. In 2011, Messrs. Lloyd McAdams and Joseph E. McAdams had employment agreements with the Company. For the year ended December 31, 2011, we paid these executives a total of approximately $6.85 million in annual salaries, incentive compensation and bonuses. These amounts were included in the income statement line item “Compensation, incentive compensation and benefits.”

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel and John T. Hillman and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties to lease to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management, LLC.

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

Agreements with Pacific Income Advisers, Inc.

On June 13, 2002, we entered into a sublease agreement with Pacific Income Advisers, Inc., or PIA, a company owned by trusts controlled by certain of our officers. Under this sublease agreement, as amended on July 8, 2003, we leased, on a pass-through basis, 5,500 square feet of office space from PIA and paid rent at an annual rate equal to PIA’s obligation, which was $57.46 per square foot. This sublease agreement terminated on June 30, 2012. During the years ended December 31, 2012 and December 31, 2011, we expensed $169 thousand and $326 thousand, respectively, in rent and related expenses to PIA under this sublease.

On January 26, 2012, we entered into a sublease agreement with PIA that became effective on July 1, 2012. Under the new sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA and pay rent at an annual rate equal to PIA’s obligation, which is currently $59.87 per square foot. The base monthly rental for us is $36,426.47, which will be increased 3% per annum beginning on July 1, 2013. The new sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2013 and December 31, 2012, we paid or accrued $489 thousand and $227 thousand, respectively, in rent and other operating expenses to PIA under the new sublease agreement, which is included in “Other expenses” on the statements of income.

At December 31, 2013, the future minimum lease commitment was as follows (in whole dollars):

Year	2014	2015	2016	2017	2018	Thereafter	Total Commitment
Commitment	$443,669	$456,987	$470,720	$484,852	$499,398	$1,866,754	$4,222,380

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. Included in “Other expenses” on the statements of income are fees of $211 thousand paid to PIA in connection with this agreement during the year ended December 31, 2013. During the years ended December 31, 2012 and 2011, we paid fees of $207 thousand and $199 thousand, respectively, to PIA in connection with this agreement.

NOTE 11. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the Plan, which amended and restated our 1997 Stock Option and Awards Plan. The Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered our common stock. The Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At December 31, 2013, 660,414 shares remained available for future issuance under the Plan through any combination of stock options or other awards. The Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Plan.

A summary of stock option transactions for the plan follows:

	2013		2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding, beginning of year	320,700	$13.736	592,480	$12.535	621,100	$12.480
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	(260)	6.700
Expired	(315,700)	13.800	(271,780)	10.570	(28,360)	11.400
Outstanding, end of year	5,000	$9.720	320,700	$13.736	592,480	$12.535
Weighted average fair value of options expired during the year		$13.800		$10.570		$11.400
Options exercisable at year-end	5,000		320,700		592,480

The aggregate intrinsic value of options exercised during 2011 and those outstanding at December 31, 2013 and December 31, 2012 are immaterial.

The following table summarizes information about stock options outstanding at December 31, 2013:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$9.72	5,000	1.6

The following table summarizes information about restricted stock transactions during the year ended December 31, 2013:

Grant Date Fair Value	Unvested Shares at December 31, 2012	Restricted Shares Granted	Shares Vested in 2013	Shares Forfeited	Unvested Shares at December 31, 2013	Weighted Average Remaining Contractual Life (Years)
$4.24	46,649	-	15,542	-	31,107	1.8
$5.93	197,362	-	-	-	197,362	2.8
	244,011	-	15,542	-	228,469	2.7

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

We recognize the compensation expense related to restricted stock over the ten-year vesting period. The weighted average remaining term of the two grants is 2.7 years. During the years ended December 31, 2013 and December 31, 2012, we expensed approximately $202 thousand and $202 thousand, respectively, related to these restricted stock grants. At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2013, December 31, 2012 and December 31, 2011, we paid or accrued $291 thousand, $402 thousand and $547 thousand, respectively, related to DERs granted.

Certain of our officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our officers have been granted equity awards were modified so that such agreements will continue with respect to our officers after they became officers and employees of the Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Compensation Plan with the same amounts, terms and conditions. During the three months ended March 31, 2013, grants of an aggregate of 300,000 DERs that were issued to various officers under the 2007 Dividend Equivalents Right Plan expired. In February 2013, our board of directors approved grants of an aggregate of 300,000 DERs to our Chief Executive Officer and Chief Financial Officer under the 2007 Dividend Equivalent Rights Plan and to various officers of the Manager under the 2004 Equity Compensation Plan. Portions of the grants expire in 2016, 2017 and 2018. In December 2013, grants of an aggregate of 150,000 DERs that were issued to various officers under the 2007 DER Plan expired and our board of directors approved grants of an aggregate of 150,000 DERs to replace those expiring. Portions of the new grants expire in 2014, 2015 and 2016.

NOTE 12. HEDGING INSTRUMENTS

At December 31, 2013, we were a counterparty to interest rate swap agreements, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $5.375 billion and a weighted average maturity of approximately 3.9 years. During the year ended December 31, 2013, six of our outstanding swap agreements with an aggregate notional amount of $375 million matured. During the year ended December 31, 2013, we entered into 38 new swap agreements with an aggregate notional amount of $2.59 billion and terms of up to ten years. We utilize swap agreements to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At December 31, 2013 and December 31, 2012, our swap agreements had the following notional amounts (in thousands), weighted average interest rates and remaining term in months:

	December 31, 2013			December 31, 2012
	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months	Notional Amount	Weighted Average Interest Rate	Remaining Term in Months
Less than 12 months	$410,000	2.07%	4	$375,000	3.32%	2
1 year to 2 years	680,000	2.07	18	410,000	2.07	16
2 years to 3 years	1,145,000	1.82	29	680,000	2.07	30
3 years to 5 years	1,715,000	1.18	48	1,595,000	1.64	45
5 years to 7 years	925,000	2.11	76	100,000	1.18	72
7 years to 10 years	500,000	2.84	107	-	-	-
	$5,375,000	1.81%	47	$3,160,000	1.98%	34

Swap Agreements by Counterparty

	December 31, 2013	December 31, 2012
	(in thousands)
JPMorgan Securities	$1,175,000	$800,000
Deutsche Bank Securities	1,165,000	800,000
RBS Greenwich Capital	800,000	485,000
Nomura Securities International	650,000	450,000
ING Financial Markets LLC	650,000	150,000
Bank of New York	260,000	100,000
Chicago Mercantile Exchange(1)	400,000	-
Morgan Stanley	150,000	150,000
Credit Suisse	75,000	175,000
LBBW Securities, LLC	50,000	50,000
	$5,375,000	$3,160,000

__________________

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

During the year ended December 31, 2013, there was a decrease in unrealized losses of approximately $62.7 million, from approximately $96 million in unrealized losses at December 31, 2012 to approximately $33.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this decrease in unrealized losses consisted of unrealized gains on cash flow hedges of approximately $3.4 million and a reclassification adjustment for interest expense included in net income of approximately $59.3 million).

At December 31, 2013, we had asset and liability derivatives of approximately $22.6 million and $55.9 million, respectively (shown on our audited balance sheets).

During the year ended December 31, 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is ten years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

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

NOTE 14. OTHER EXPENSES

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Legal and accounting fees	$503	$520	$608
Printing and stockholder communications	211	205	219
Directors and Officers insurance	469	436	431
DERs expense(1)	291	402	-
Amortization of restricted stock(2)	202	202	-
Software implementation and maintenance	295	287	258
Administrative service fees	211	207	199
Rent	489	396	326
Stock exchange and filing fees	215	238	192
Custodian fees	136	136	131
Sarbanes-Oxley consulting fees	107	119	113
Board of directors fees and expenses	324	327	334
Securities data services	131	124	110
Other	183	238	364
Total of other expenses:	$3,767	$3,837	$3,285

__________________

(1)	For the year ended December 31, 2011, “DERs expense” of $547 thousand was included in “Compensation expense.”
(2)	For the year ended December 31, 2011, “Amortization of restricted stock” of $202 thousand was included in “Compensation expense.”

NOTE 15. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2013 and December 31, 2012. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2013 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$43,450	$45,231	$42,646	$43,403
Other income	17	13	11	13
	43,467	45,244	42,657	43,416
Interest expense:
Interest expense on repurchase agreements	20,902	20,046	22,484	28,258
Interest expense on junior subordinated notes	320	320	321	318
	21,222	20,366	22,805	28,576
Net interest income	22,245	24,878	19,852	14,840
Gain on sale of Agency MBS	5,170	2,076	1,991	-
Recovery on Non-Agency MBS	129	103	100	64
Expenses	(3,920)	(4,059)	(3,935)	(3,814)
Net income	23,624	22,998	18,008	11,090
Dividend on Series A Cumulative Preferred Stock	(1,034)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(412)	(394)	(394)	(394)
Net income to common stockholders	$22,178	$21,569	$16,579	$9,661
Basic earnings per common share	$0.16	$0.15	$0.12	$0.07
Diluted earnings per common share	$0.15	$0.15	$0.12	$0.07
Basic weighted average number of shares outstanding	142,903	144,252	142,380	140,314
Diluted weighted average number of shares outstanding	146,945	148,126	146,287	144,272

For the year ended December 31, 2012 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income net of amortization of premium and discount:
Interest on Agency MBS	$53,249	$50,327	$47,177	$45,010
Other income	14	16	14	46
	53,263	50,343	47,191	45,056
Interest expense:
Interest expense on repurchase agreements	20,574	20,669	21,408	22,069
Interest expense on junior subordinated notes	345	340	339	329
	20,919	21,009	21,747	22,398
Net interest income	32,344	29,334	25,444	22,658
Gain on sale of Agency MBS	-	-	-	4,434
Recovery on Non-Agency MBS	623	350	299	154
Expenses	(3,845)	(3,872)	(3,792)	(3,913)
Net income	29,122	25,812	21,951	23,333
Dividend on Series A Cumulative Preferred Stock	(1,011)	(1,011)	(1,011)	(1,012)
Dividend on Series B Cumulative Convertible Preferred Stock	(450)	(449)	(412)	(416)
Net income to common stockholders	$27,661	$24,352	$20,528	$21,905
Basic earnings per common share	$0.20	$0.18	$0.15	$0.15
Diluted earnings per common share	$0.20	$0.18	$0.15	$0.15
Basic weighted average number of shares outstanding	135,064	137,064	139,209	142,140
Diluted weighted average number of shares outstanding	139,292	141,292	143,148	146,159

NOTE 16. SUBSEQUENT EVENTS

On January 27, 2014, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2014 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2014.

From January 1, 2014 through February 21, 2014, we issued an aggregate of 49,230 shares of our common stock at a weighted average price of $4.55 per share under our 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $224 thousand.

From January 1, 2014 through February 21, 2014, we repurchased an aggregate of 2,223,414 shares of our common stock at a weighted average price of $4.76 per share under our share repurchase program.

From January 1, 2014 through February 21, 2014, we entered into two new swap agreements with an aggregate notional amount of $75 million and terms of up to six years. From January 1, 2014 through February 21, 2014, two swap agreements with an aggregate notional amount of $150 million matured.

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