Form 10-Q
period 2014-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2014-05-08
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

At May 5, 2014, the registrant had 127,934,362 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$7,976,934	$8,060,567
Agency MBS at fair value	587,335	462,478
Paydowns receivable	20,401	33,401
	$8,584,670	$8,556,446
Residential properties	694	-
Cash and cash equivalents	2,274	7,368
Interest and dividends receivable	23,086	23,310
Derivative instruments at fair value	17,253	22,551
Prepaid expenses and other	14,969	9,816
Total Assets:	$8,642,946	$8,619,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$25,738	$30,117
Repurchase agreements	7,510,000	7,580,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	18,894	55,914
Interest rate swaps at fair value	40,048	-
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on common stock	18,689	11,097
Payable for securities purchased	100,064	-
Accrued expenses and other	2,803	1,368
Total Liabilities:	$7,755,045	$7,717,305
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,066 and 1,066 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	$46,537	$46,537
Common Stock: par value $0.01 per share; authorized 200,000 shares, 133,492 and 138,717 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,335	1,387
Additional paid-in capital	1,157,380	1,185,369
Accumulated other comprehensive (loss) consisting of unrealized gains and losses	(71,486)	(92,008)
Accumulated deficit	(269,789)	(263,023)
Total Stockholders' Equity:	$863,977	$878,262
Total Liabilities and Stockholders' Equity:	$8,642,946	$8,619,491

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March, 31,
	2014	2013
Interest income:
Interest on Agency MBS	$44,395	$43,450
Other income	11	17
	44,406	43,467
Interest expense:
Interest expense on repurchase agreements	27,406	20,902
Interest expense on junior subordinated notes	314	320
	27,720	21,222
Net interest income	16,686	22,245
Gain on sales of Agency MBS	-	5,170
Gain on interest rate swaps, net	628	-
Recovery on Non-Agency MBS	37	129
Expenses:
Management fee to related party	(2,916)	(2,998)
Other expenses	(1,064)	(922)
Total expenses	(3,980)	(3,920)
Net income	$13,371	$23,624
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,034)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(412)
Net income to common stockholders	$11,942	$22,178
Basic earnings per common share	$0.09	$0.16
Diluted earnings per common share	$0.09	$0.15
Basic weighted average number of shares outstanding	136,848	142,903
Diluted weighted average number of shares outstanding	140,875	146,945

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Month Ended March 31,
	2014	2013

Net income	$13,371	$23,624
Available-for-sale Agency MBS, fair value adjustment	29,722	(20,143)
Reclassification adjustment for gain on sales of Agency MBS included in net income	-	(5,170)
Unrealized (losses) gains on derivatives	(29,655)	532
Reclassification adjustment for interest expense on swap agreements included in net income	20,455	12,153
Other comprehensive income (loss)	20,522	(12,628)
Comprehensive income	$33,893	$10,996

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2013	1,919	138,717	$46,537	$1,387	$1,185,369	$(58,646)	$(33,362)	$(263,023)	$878,262
Issuance of common stock		56		1	257				258
Redemption of common stock		(5,281)		(53)	(26,465)				(26,518)
Other comprehensive income, fair value adjustments and reclassifications				-		29,722	(9,200)		20,522
Net income								13,371	13,371
Treasury Stock					(1,805)				(1,805)
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(18,708)	(18,708)
Balance, March 31, 2014	1,919	133,492	$46,537	$1,335	$1,157,380	$(28,924)	$(42,562)	$(269,789)	$863,977

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities:
Net income	$13,371	$23,624
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	9,887	19,022
Gain on sales of Agency MBS	-	(5,170)
Amortization of restricted stock	24	50
Recovery on Non-Agency MBS	(37)	(129)
Amortization related to interest rate swaps	(245)	-
Gain on interest rate swaps, net	(628)	-
Changes in assets and liabilities:
Decrease in interest receivable	224	620
(Increase) decrease in prepaid expenses and other	(5,153)	183
(Decrease) in accrued interest payable	(4,380)	(312)
Increase in accrued expenses	1,435	1,434
Net cash provided by operating activities	$14,498	$39,322
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$-	$202,217
Purchases	(238,748)	(889,672)
Principal payments	330,460	650,093
Residential properties purchases	(694)	-
Net cash provided by (used in) investing activities	$91,018	$(37,362)
Financing Activities:
Borrowings from repurchase agreements	$8,733,100	$11,571,346
Repayments on repurchase agreements	(8,803,100)	(11,566,346)
Proceeds from common stock issued, net of common stock repurchased	(28,065)	11,680
Proceeds on Series B Preferred Stock issued	-	1,335
Proceeds on Series A Preferred Stock issued	-	1,090
Series A Preferred stock dividends paid	(1,035)	(1,012)
Series B Preferred stock dividends paid	(394)	(416)
Common stock dividends paid	(11,116)	(21,302)
Net cash (used in) financing activities	$(110,610)	$(3,625)
Net (decrease) in cash and cash equivalents	$(5,094)	$(1,665)
Cash and cash equivalents at beginning of period	7,368	2,910
Cash and cash equivalents at end of period	$2,274	$1,245
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$32,344	$21,534
Conversions of Series B Preferred Stock into common stock	$-	$1,589
Common stock repurchased	$28,323	$578
Change in payable for securities purchased	$100,064	$274,572

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

In February 2014, the Company incorporated Anworth Properties, Inc., a Qualified REIT Subsidiary (“QRS”) that is wholly-owned by the Company.  The Company also incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to seven years (but may also include interest rates that are fixed for up to ten years), and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. Our portfolio also includes a small amount of Non-Agency MBS (approximately $42 thousand) and this is included with the Agency MBS. Prior year balances have been presented consistent with this treatment.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	203	$3,723,083	$(78,467)	244	$1,182,606	$(35,704)	447	$4,905,689	$(114,171)

December 31, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	202	$4,262,712	$(122,890)	230	$763,911	$(23,089)	432	$5,026,623	$(145,979)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2014.

Residential Properties

Residential properties are stated at cost and consist of land, buildings and improvements, including other costs incurred during their acquisition, possession and renovation. Residential properties purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition and renovation costs, all of which are allocated to land and building based upon their relative fair values at the date of acquisition. Residential properties acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred. At March 31, 2014, all of our single-family properties acquired were not subject to any existing leases.

Building depreciation is computed on a straight-line basis over the estimated useful lives of the assets. We will generally use a 27.5 year estimated life with no salvage value. We will incur costs to prepare our acquired properties to be leased. These costs will be capitalized and allocated to building costs. Costs related to the restoration, renovation, or improvement of our properties that improve and extend their useful lives are capitalized and depreciated over their estimated useful lives. Expenditures for ordinary repairs and maintenance are expensed as incurred. Costs incurred by us to lease the properties will be capitalized and amortized over the life of the lease. Escrow deposits include refundable and non-refundable cash and earnest money on deposit with independent third parties for property purchases.

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

Our objective is to limit the impact of interest rate changes on earnings and cash flows. We achieve this by entering into interest rate swaps, which effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swap contracts, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We generally account for these swaps as cash flow hedges in accordance with ASC 815-10. We do not issue or hold derivative contracts for speculative purposes.

For all interest rate swaps entered into prior to September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit credit risk associated with swaps, our practice was to only enter into swaps with large financial institution counterparties who are market makers for these types of instruments, limit our exposure on each swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market value position of the swaps held with that counterparty.

For all interest rate swaps entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission, or CFTC, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. Both the swap execution facility and the central clearing house could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our balance sheet, recognizing changes in the fair value in current-period income. All of the Company’s swaps have historically been accounted for as cash flow hedges under ASC 815. However, on March 17, 2014, the Company discontinued hedge accounting on certain of its swaps totaling approximately $1.685 billion in notional amounts by de-designating these swaps as cash flow hedges. No swaps were terminated in conjunction with this action and the Company’s risk management and hedging practices were not impacted. As a result of discontinuing hedge accounting, beginning March 18, 2014, changes in the fair value of the Company’s swaps are recorded in “Gain on interest rate swaps, net” in the Company’s consolidated statements of income rather than in other comprehensive income (loss). Also, net interest paid or received under these swaps which, up through March 17, 2014, was recognized in “interest expense,” is instead recognized in “Gain on interest rate swaps, net.” These continue to be reported as assets or liabilities on the Company’s consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of the Company’s repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (“AOCI”) from swap activity up through March 17, 2014 will remain in AOCI and be recognized in the Company’s consolidated statements of income as “interest expense” over the remaining term of the swaps.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

For more details on the amounts and other qualitative information on our swap agreements, see Note 13. For more information on the fair value of our swap agreements, see Note 7.

Credit Risk

At March 31, 2014, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s Investors Service, or Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely change its ratings on Fannie Mae and Freddie Mac if it was to change its rating on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2014 relative to any tax positions taken prior to January 1, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2014. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2009 and 2008, respectively.

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

Stock-Based Expense

In accordance with ASC 718-10, any expense relating to share-based payment transactions is recognized in the unaudited consolidated financial statements.

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

The computation of EPS for the three months ended March 31, 2014 and 2013 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2014
Basic EPS	$11,942	136,848	$0.09
Effect of dilutive securities	394	4,027	-
Diluted EPS	$12,336	140,875	$0.09
For the three months ended March 31, 2013
Basic EPS	$22,178	142,903	$0.16
Effect of dilutive securities	412	4,042	(0.01)
Diluted EPS	$22,590	146,945	$0.15

For the three months ended March 31, 2014 and 2013, options to purchase 5,000 and 327,700 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At March 31, 2014, we did not have any reverse repurchase agreements outstanding. During the three months ended March 31, 2014, we did not have any reverse repurchase agreements. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2013, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS, classified as available-for-sale, at March 31, 2014 and December 31, 2013, which are carried at their fair value (amounts in thousands):

March 31, 2014

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS

Amortized cost	$12,996	$3,720,963	$4,859,234	$-	$8,593,193
Paydowns receivable(1)	-	20,401	-	-	20,401
Unrealized gains	7	19,082	66,116	42	85,247
Unrealized losses	(131)	(69,972)	(44,068)	-	(114,171)
Fair value	$12,872	$3,690,474	$4,881,282	$42	$8,584,670

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total MBS

Amortized cost	$1,697,845	$4,976,344	$1,764,574	$153,065	$1,365	$8,593,193
Paydowns receivable(1)	1,983	18,418	-	-	-	20,401
Unrealized gains	48,493	26,548	2,669	7,489	48	85,247
Unrealized losses	(3,442)	(70,520)	(40,097)	(109)	(3)	(114,171)
Fair value	$1,744,879	$4,950,790	$1,727,146	$160,445	$1,410	$8,584,670

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Non-Agency MBS are included in the Floating-Rate CMOs category.

During the three months ended March 31, 2014, we did not sell any Agency MBS. During the three months ended March 31, 2013, we received proceeds of approximately $202 million from the sales of Agency MBS and recognized a gain on sales of approximately $5.2 million.

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

NOTE 4. RESIDENTIAL PROPERTIES

As of March 31, 2014, we owned five single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $572 thousand. All these properties are in the process of either being taken into possession by us or renovated to be leased to tenants. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

As of March 31, 2014, we had also entered into four contracts to purchase single-family residential properties in Southeastern Florida. We paid approximately $121 thousand in escrow deposits. We closed on these four properties on April 17, 2014 and the total purchase price was approximately $1.2 million.

NOTE 5. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At March 31, 2014 and December 31, 2013, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	March 31, 2014		December 31, 2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	0.00%	$-	0.00%
Less than 30 days	3,055,000	0.36	3,105,000	0.39
30 days to 90 days	4,455,000	0.35	4,475,000	0.39
Over 90 days to less than 1 year	-	-	-	-
1 year to 2 years	-	-	-	-
Demand	-	-	-	-
	$7,510,000	0.35%	$7,580,000	0.39%

Weighted average maturity	37 days		38 days
Weighted average interest rate after adjusting for interest rate swap hedges	1.05%		1.50%
Weighted average maturity after adjusting for interest rate swap hedges	892 days		1,010 days
Weighted average interest rate after adjusting for all interest rate swaps	1.48%		1.50%
Weighted average maturity after adjusting for all interest rate swaps	1,008 days		1,010 days
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$7,976,934		$8,060,567

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 7 and 13 for more information on the Company’s interest rate swaps (both hedges and discontinued hedges).

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
March 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$17,253	$-	$17,253	$(17,253)	$-	$-
Total	$17,253	$-	$17,253	$(17,253)	$-	$-

Repurchase Agreements(3)	$7,510,000	$-	$7,510,000	$(7,510,000)	$-	$-
Derivative liabilities at fair value	18,894	-	18,894	(18,894)	-	-
Interest rate swaps at fair value	40,048	-	40,048	(40,048)	-	-
Total	$7,568,942	$-	$7,568,942	$(7,568,942)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2013	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$22,551	$-	$22,551	$(22,551)	$-	$-
Total	$22,551	$-	$22,551	$(22,551)	$-	$-

Repurchase Agreements(3)	$7,580,000	$-	$7,580,000	$(7,580,000)	$-	$-
Derivative liabilities at fair value	55,914	-	55,914	(55,914)	-	-
Total	$7,635,914	$-	$7,635,914	$(7,635,914)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At March 31, 2014, we had pledged approximately $67.8 million in Agency MBS as collateral and paid another approximately $11.8 million on swap margin calls on our derivatives. At December 31, 2013, we had pledged approximately $84.2 million in Agency MBS as collateral and paid another approximately $7.1 million on swap margin calls on our derivatives.

(3)

At March 31, 2014, we had pledged approximately $7.91 billion in Agency MBS as collateral on our repurchase agreements. At December 31, 2013, we had pledged approximately $7.98 billion in Agency MBS as collateral on our repurchase agreements.

NOTE 6. JUNIOR SUBORDINATED NOTES

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

NOTE 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Our derivative assets and derivative liabilities are comprised of hedged interest rate swaps, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. Those liabilities in the table below marked as interest rate swaps have been discontinued for accounting purposes as hedging instruments. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all our swaps (both hedged swaps and de-designated swaps), see Note 1 and Note 13.

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

At March 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency MBS(1)	$-	$8,584,670	$-	$8,584,670
Derivative instruments(2)	$-	$17,253	$-	$17,253
Liabilities
Derivative instruments(2)	$-	$18,894	$-	$18,894
Interest rate swaps(3)	$-	$40,048	$-	$40,048

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.
(3)

Interest rate swaps shown in the above table are swaps that are no longer treated for accounting purposes as hedging instruments. For more information about these swaps, see Note 1 and Note 13 regarding discontinuing hedge accounting.

At December 31, 2013, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency MBS(1)	$-	$8,556,446	$-	$8,556,446
Derivative instruments(2)	$-	$22,551	$-	$22,551
Liabilities
Derivative instruments(2)	$-	$55,914	$-	$55,914

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.

At March 31, 2014 and December 31, 2013, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Our investments in residential properties are carried at cost.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2014 and December 31, 2013, the carrying value approximates fair value.

NOTE 8. INCOME TAXES

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

NOTE 9. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2014, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2014, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 10. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2014, our authorized capital included 200,000,000 shares of common stock, of which 133,492,287 shares were issued and outstanding.

At March 31, 2014, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At March 31, 2014, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended March 31, 2014, we did not issue any shares of our common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Sales Agreement. The Series A Preferred Stock has no maturity date, and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. At March 31, 2014, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock and on March 14, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock, in each case through our share repurchase program. During the three months ended March 31, 2014, we repurchased an aggregate of 5,634,414 shares at a weighted average price of $5.01 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended March 31, 2014, we issued an aggregate of 55,782 shares of our common stock at a weighted average price of $4.61 per share under the 2012 Plan, resulting in proceeds to us of approximately $258 thousand. At March 31, 2014, there were approximately 16.7 million shares remaining under the 2012 Plan.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At March 31, 2014, approximately $544.7 million of our capital stock was available for future issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan. As of March 31, 2014, we have issued 2,840,000 shares of common stock under the 2004 Equity Compensation Plan. This amount includes 273,469 shares of unexercised stock options, restricted stock and restricted stock units.

NOTE 11. TRANSACTIONS WITH AFFILIATES

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties to lease to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management, LLC.

The Management Agreement may only be terminated without cause, as defined in the agreement, after the expiration of each annual renewal term. We are required to provide 180-days prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of the initial term or any automatic renewal term, equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

Certain of our officers were previously granted restricted stock and other equity awards (see Note 12), including dividend equivalent rights, in connection with their service to us, and certain of our officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 11). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our officers and employees after they became officers and employees of the Manager. In addition, as officers of our Company and employees of the Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $59.87 per square foot. The base monthly rental for us is $36,426.47, which will be increased by 3% per annum beginning on July 1, 2013. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2014 and March 31, 2013, we expensed $124 thousand and $122 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At March 31, 2014, the future minimum lease commitment is as follows (in whole dollars):

Year	2014	2015	2016	2017	2018	Thereafter	Total Commitment

Commitment	$334,390	$456,987	$470,720	$484,852	$499,398	$1,866,753	$4,113,100

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2014 and 2013, we paid fees of $52 thousand and $53 thousand, respectively, to PIA in connection with this agreement.

NOTE 12. EQUITY COMPENSATION PLAN

2004 Equity Compensation Plan

At our May 27, 2004 annual stockholders’ meeting, our stockholders adopted the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Compensation Plan, which amended and restated our 1997 Stock Option and Awards Plan. The 2004 Equity Compensation Plan authorized the grant of stock options and other stock-based awards, as of December 31, 2005, for an aggregate of up to 3,500,000 shares of our registered common stock. The 2004 Equity Compensation Plan authorizes our board of directors, or a committee of our Board, to grant incentive stock options, as defined under section 422 of the Code, options not so qualified, restricted stock, dividend equivalent rights, or DERs, phantom shares, stock-based awards that qualify as performance-based awards under Section 162(m) of the Code and other stock-based awards. The exercise price for any option granted under the 2004 Equity Compensation Plan may not be less than 100% of the fair market value of the shares of common stock at the time the option is granted. At March 31, 2014, 660,414 shares remained available for future issuance under the 2004 Equity Compensation Plan through any combination of stock options or other awards. The 2004 Equity Compensation Plan does not provide for automatic annual increases in the aggregate share reserve or the number of shares remaining available for grant. We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of common stock to be issued pursuant to the 2004 Equity Compensation Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2014 and 2013, we expensed approximately $24 thousand and $51 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2014 and 2013, we paid or accrued $82 thousand and $87 thousand, respectively, related to DERs granted.

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

NOTE 13. DERIVATIVE INSTRUMENTS

At March 31, 2014, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $5.44 billion and a weighted average maturity of approximately 3.8 years. During the three months ended March 31, 2014, two swap agreements with an aggregate notional amount of $150 million matured. During the three months ended March 31, 2014, we entered into seven new swap agreements with an aggregate notional amount of $215 million and terms of up to seven years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2014 and December 31, 2013, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	March 31, 2014			December 31, 2013
	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$410,000	2.00%	5	$410,000	2.07%	4
1 year to 2 years	730,000	2.06	18	680,000	2.07	18
2 years to 3 years	1,145,000	1.66	28	1,145,000	1.82	29
3 years to 5 years	1,655,000	1.21	47	1,715,000	1.18	48
5 years to 7 years	1,000,000	2.12	73	925,000	2.11	76
7 years to 10 years	500,000	2.84	104	500,000	2.84	107
	$5,440,000	1.79%	46	$5,375,000	1.81%	47

Swap Agreements by Counterparty

	March 31, 2014	December 31, 2013
	(in thousands)
JPMorgan Securities	$1,175,000	$1,175,000
Deutsche Bank Securities	1,165,000	1,165,000
RBS Greenwich Capital	800,000	800,000
ING Financial Markets LLC	650,000	650,000
Chicago Mercantile Exchange(1)	615,000	400,000
Nomura Securities International	550,000	650,000
Bank of New York	260,000	260,000
Morgan Stanley	150,000	150,000
Credit Suisse	75,000	75,000
LBBW Securities, LLC	-	50,000
	$5,440,000	$5,375,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty will be the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

During the three months ended March 31, 2014, there was an increase in unrealized losses of approximately $9.2 million, from approximately $33.4 million in unrealized losses at December 31, 2013 to approximately $42.6 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on derivatives of $29.7 million and a reclassification adjustment for interest expense included in net income of $20.5 million).

At March 31, 2014, we had asset and liability interest rate swap derivatives of approximately $17.3 million and $18.9 million, respectively (shown on our unaudited consolidated balance sheets). At March 31, 2014, we also had interest rate swap liabilities of approximately $40 million on which the accounting treatment as hedges has been discontinued.

During the three months ended March 31, 2014, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is ten years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps totaling approximately $1.685 billion in notional amounts. These swaps carry an average fixed rate of 2.13% and an average maturity of September 2015. These swaps will not be closed out or terminated and no realized loss will be recognized. As of the date we decided to discontinue hedge accounting for these swaps, there was a related liability of approximately $42 million. At March 31, 2014, this liability was approximately $40 million. During the three months ended March 31, 2014, the net gain on interest rate swaps was $628 thousand. During the three months ended March 31, 2014, the net payments accrued relating to these swaps was approximately $8.0 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 7.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA, as more fully described in Note 10.

NOTE 15. OTHER EXPENSES

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Legal and accounting fees	$248	$142
Printing and stockholder communications	32	38
Directors and Officers insurance	116	112
DERs expense	82	87
Amortization of restricted stock	24	51
Software implementation and maintenance	77	71
Administrative service fees	52	53
Rent	124	122
Stock exchange and filing fees	46	53
Custodian and clearing fees	75	34
Sarbanes-Oxley consulting fees	46	26
Board of directors fees and expenses	71	80
Securities data services	33	33
Other	38	20
Total of other expenses:	$1,064	$922

NOTE 16. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on April 1, 2014 from 3.9881 shares of our common stock to 4.0411 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.24 and (2) the annualized common stock dividend yield was 10.6931%.

From April 1, 2014 through May 5, 2014, we issued an aggregate of 66,065 shares of common stock at a weighted average price of $5.41 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $357 thousand.

From April 1, 2014 through May 5, 2014, we had repurchased an aggregate of 5,280,490 shares of our common stock at a weighted average price of $5.26 per share under our share repurchase program.

From April 1, 2014 through May 5, 2014, we acquired and committed to acquire 57 single-family residential rental properties (including estimated renovation costs) in Southeastern Florida for approximately $6.7 million.

From April 1, 2014 through May 5, 2014, one swap agreement with a notional amount of $75 million matured.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

In February of 2014, the Company incorporated Anworth Properties, Inc., a Qualified REIT Subsidiary (“QRS”) that is wholly-owned by the Company. The Company incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

We have elected to be taxed as a REIT under the Code and are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At March 31, 2014, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2013 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At March 31, 2014, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The term of the Management Agreement expired on December 31, 2013 and automatically renews for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period.

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill (better known as the Corker-Warner bill) to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. On July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives tilted, “Protecting American Taxpayers and Homeowners Act.” The Corker-Warner bill failed to garner enough support to make it to the Senate floor for a vote. The House bill still does not have enough support to make it out of the House Committee on Financial Services. During the first quarter 2014, Senate Banking Committee Chairman Tim Johnson (D-South Dakota) and ranking member Mike Crapo (R-Idaho) introduced a bipartisan housing finance reform bill that builds on the earlier Corker-Warner bill. This new Senate bill would also wind-down and eliminate Fannie Mae and Freddie Mac, as well as establish a Federal Mortgage Insurance Corporate (FMIC) in their place that would guarantee qualified mortgages. Lenders would be required to bear any losses on the first 10% of capital. The bill also calls for the creation of a “member-only securitization platform that would issue a single, standardized FMIC-wrapped security, and permit private label securities to be issued in a manner that encourages standardization and improved market liquidity.” It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. Through its recent meeting in April 2014, the Federal Reserve has reduced its monthly purchases of Agency MBS and Treasury securities by $40 billion per month down to $45 billion per month. The FOMC stated that it would continue to keep interest rates low until the unemployment rate falls further and inflation increases towards its 2% goal.

Other Recent Activity

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act also delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic spending cuts, which went into effect on March 1, 2013. During 2013, Congress passed several interim measures of providing temporary funding to the U.S. government and temporarily increasing the debt ceiling. On October 1, 2013, the U.S.

government was partially shut-down for sixteen days due to the inability by the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funded the government through January 15, 2014, extended the debt ceiling through February 7, 2014, called for Congressional agreement on a long-term budget by mid-December 2013 and continued the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that will fund the U.S. government through September 30, 2014. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

In 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its capital standards for major banking institutions (“Basel III). Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened capital ratio requirements. As of September 2013, the majority of participating nations had formally adopted most provisions of Basel III, with implementations generally beginning on January 1, 2014. It is unclear how the adoption of Basel III will affect our business at this time; however, increased capital requirements for banks could adversely affect our borrowing costs, availability of financing and the lending capacity of banks which, in turn, would affect the availability of MBS that we could acquire.

During 2012 and 2013, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, or BBA, a trade group that compiled the information and published daily the LIBOR rate. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. The administration of LIBOR was to be transferred to the NYSE Euronext Rate Administration Limited but was renamed to the ICE Benchmark Administration Limited upon the successful completion of the acquisition of NYSE Euronext by the Intercontinental Exchange in November 2013. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the ICE Benchmark Administration Limited following authorization by the Financial Conduct Authority. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

Although the U.S. government and other foreign governments have taken various actions intended to protect their respective economies, their respective housing and mortgage markets, their banking systems and financial institutions, we continue to operate under very difficult market conditions. There can be no assurance that these various actions will have a beneficial impact on the global financial markets and, more specifically, the market for the securities we currently own in our portfolio. We cannot predict what, if any, impact these actions or future actions by either the U.S. government or foreign governments could have on our business, results of operations and financial conditions. These events may impact the availability of financing, borrowing costs and the liquidity and valuation of securities in general and also on the securities in our portfolio.

Our Portfolio

At March 31, 2014 and December 31, 2013, our total assets, the fair value of our Agency MBS portfolio and its allocation were approximately as follows:

	March 31, 2014	December 31, 2013
	(dollar amounts in thousands)

Total assets	$8,642,946	$8,619,491
Fair value of Agency MBS	$8,584,670	$8,556,446
Adjustable-rate Agency MBS (less than 1 year reset)	20%	19%
Adjustable-rate Agency MBS (1-2 year reset)	10%	9%
Adjustable-rate Agency MBS (2-3 year reset)	14%	15%
Adjustable-rate Agency MBS (3-4 year reset)	6%	10%
Adjustable-rate Agency MBS (4-5 year reset)	4%	3%
Adjustable-rate Agency MBS (5-7 year reset)	16%	15%
Adjustable-rate Agency MBS (>7 year reset)	8%	8%
15-year fixed-rate Agency MBS	20%	20%
20-year and 30-year fixed-rate Agency MBS	2%	1%
	100%	100%

As of March 31, 2014, we also owned five single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $572 thousand. All these properties are in the process of either being taken into possession by us or renovated to be leased to tenants. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

As of March 31, 2014, we had also entered into four contracts to purchase single-family residential properties in Southeastern Florida. We paid approximately $121 thousand in escrow deposits. We closed on these four properties on April 17, 2014 and the total purchase price was approximately $1.2 million.

Stockholders’ equity available to common stockholders at March 31, 2014 was approximately $814.7 million, or $6.10 per share. The $814.7 million equals total stockholders’ equity of $864.0 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of approximately $25.2 million and the proceeds from its sale of approximately $23.9 million.

Results of Operations

Three Months Ended March 31, 2014 Compared to March 31, 2013

For the three months ended March 31, 2014, our net income available to common stockholders was $11.9 million, or $0.09 per diluted share, based on a weighted average of 140.9 million fully diluted shares outstanding. This includes net income of $13.4 million minus the payment of preferred dividends of $1.4 million. For the three months ended March 31, 2013, our net income available to common stockholders was $22.2 million, or $0.15 per diluted share, based on a weighted average of 146.9 million fully diluted shares outstanding. This includes net income of $23.6 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended March 31, 2014 was approximately $16.7 million, or 30.7% of gross income, compared to approximately $22.2 million, or 35.6% of gross income, for the three months ended March 31, 2013. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended March 31, 2014 was approximately $44.4 million, compared to approximately $43.5 million for the three months ended March 31, 2013, an increase of 2.2%, due primarily to a decrease in the premium amortization of approximately $9.1 million, partially offset by a decrease in the coupons on our MBS (from 2.81% during the three months ended March 31, 2013 to 2.56% during the three months ended March 31, 2014), and by a decrease in the average MBS outstanding (from $8.89 billion during the three months ended March 31, 2013 to $8.47 billion during the three months ended March 31, 2014). Interest expense for the three months ended March 31, 2014 was approximately $27.7 million, compared to approximately $21.2 million for the three months ended March 31, 2013, an increase of 30.6%, which resulted primarily from an increase in weighted average interest rates after the effect of the swap agreements (from 1.05% at March 31, 2013 to 1.47% at March 31, 2014), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $8.04 billion at March 31, 2013 to $7.57 billion at March 31, 2014.

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

During the three months ended March 31, 2014, premium amortization expense decreased $9.1 million, or 48.0%, from $19.0 million during the three months ended March 31, 2013 to $9.9 million, due primarily to lower future CPR projections.

The following table shows the approximate CPR of our Agency MBS for each of the following quarters:

Portfolio	First Quarter 2014	First Quarter 2013
Agency MBS	12%	24%

During the three months ended March 31, 2014 and 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended March 31, 2014, we did not sell any Agency MBS. During the three months ended March 31, 2013, we received proceeds of approximately $202 million from the sales of Agency MBS and recognized a gain of approximately $5.2 million.

Total expenses were approximately $3.98 million for the three months ended March 31, 2014, compared to approximately $3.92 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, we incurred management fees of approximately $2.92 million, as compared to management fees of approximately $3 million for the three months ended March 31, 2013, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the three months ended March 31, 2013. “Other expenses” increased $142 thousand due primarily to an increase in legal and other professional fees related to the Company’s proxy solicitation contest.

Financial Condition

Agency MBS Portfolio

At March 31, 2014, we held agency mortgage assets which had an amortized cost of approximately $8.59 billion, consisting primarily of approximately $6.7 billion of adjustable-rate Agency MBS and approximately $1.9 billion of fixed-rate Agency MBS. This amount represents an approximately 0.13% increase from the $8.58 billion held at December 31, 2013. Of the adjustable-rate Agency MBS owned by us, approximately 25% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 75% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2014 and December 31, 2013, classified by type of issuer (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$4,881,282	56.9%	$4,962,273	58.0%
Freddie Mac (FHLMC)	3,690,474	43.0	3,580,834	41.8
Ginnie Mae (GNMA)	12,872	0.1	13,260	0.2
Non-Agency MBS	42	-	79	-
Total MBS:	$8,584,670	100.0%	$8,556,446	100.0%

The following table classifies the fair value of our MBS owned at March 31, 2014 and December 31, 2013 by type of interest rate index (dollar amounts in thousands):

	March 31, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,410	-%	$1,532	-%
Six-month LIBOR	48,876	0.5	51,301	0.6
One-year LIBOR	6,411,269	74.7	6,488,980	75.8
Six-month certificate of deposit	966	-	992	-
Six-month constant maturity treasury	212	-	227	-
One-year constant maturity treasury	218,991	2.6	227,805	2.7
Cost of Funds Index	15,355	0.2	16,223	0.2
15-year fixed-rate	1,727,146	20.1	1,658,348	19.4
20-year and 30-year fixed-rate	160,445	1.9	111,038	1.3
Total MBS:	$8,584,670	100.0%	$8,556,446	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 7 to the accompanying unaudited consolidated financial statements.

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013 were as follows:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
Weighted Average Coupon
Adjustable-rate Agency MBS	2.57%	2.52%	2.52%	2.61%
Hybrid adjustable-rate Agency MBS	2.59	2.62	2.66	2.67
15-year fixed-rate Agency MBS	2.68	2.66	2.64	2.61
20-year and 30-year fixed-rate Agency MBS	5.04	5.71	5.74	5.55
Total Agency MBS:	2.65%	2.65%	2.67%	2.72%
Average Amortized Cost
Adjustable-rate Agency MBS	102.56%	102.46%	102.51%	102.52%
Hybrid adjustable-rate Agency MBS	103.55	103.45	103.47	103.40
15-year fixed-rate Agency MBS	103.10	103.39	103.47	103.31
20-year and 30-year fixed-rate Agency MBS	102.91	101.31	101.28	100.98
Total Agency MBS:	103.24%	103.23%	103.26%	103.16%
Current yield (weighted average coupon divided by average amortized cost)	2.57%	2.57%	2.59%	2.64%

The following information pertains to our repurchase agreement borrowings at March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
	(dollar amounts in thousands)

Repurchase agreements outstanding	$7,510,000	$7,580,000	$7,575,000	$8,405,000
Average repurchase agreements outstanding	$7,565,029	$7,644,822	$8,052,629	$8,310,932
Average interest rate on outstanding repurchase agreements	0.35%	0.39%	0.37%	0.39%
Average days to maturity	37 days	38 days	38 days	37 days
Average interest rate after adjusting for interest rate swap hedges	1.05%	1.50%	1.44%	0.95%
Average maturity after adjusting for interest rate swap hedges	892 days	1,010 days	1,024 days	471 days
Average interest rate after adjusting for all interest rate swaps	1.48%	1.50%	1.44%	0.95%
Weighted average maturity after adjusting for all interest rate swaps	1,008 days	1,010 days	1,024 days	471 days
Weighted average haircuts(1)	5.03%	5.05%	4.92%	4.83%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At March 31, 2014 and December 31, 2013, the unamortized net premium paid for our Agency MBS was approximately $270.2 million and $268.1 million, respectively.

At March 31, 2014, the current yield of 2.57% remained the same as at December 31, 2013. As noted in the trend above, the weighted average coupon has declined by an average of approximately 2 basis points per quarter. For the three months ended March 31, 2014, the weighted average coupon for our total Agency MBS did not change from December 31, 2013. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements, after adjusting for all interest rate swaps, decreased from 1.50% at December 31, 2013 to 1.48% at March 31, 2014. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 1,010 days at December 31, 2013 to 1,008 days at March 31, 2014. The weighted average interest rate after adjusting for only hedged swaps was 1.05%. The weighted average maturity after adjusting for only hedged swaps was 892 days at March 31, 2014.

Residential Properties Portfolio

As of March 31, 2014, we owned five single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $572 thousand. All these properties are in the process of either being taken into possession by us or renovated to be leased to tenants. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

As of March 31, 2014, we had also entered into four contracts to purchase single-family residential properties in Southeastern Florida. We paid approximately $121 thousand in escrow deposits. We closed on these four properties on April 17, 2014 and the total purchase price was approximately $1.2 million.

Hedging

We periodically enter into derivative transactions, in the form of forward purchase commitments and interest rate swaps, which are intended to hedge our exposure to rising interest rates on funds borrowed to finance our investments in securities. We designate interest rate swaps as cash flow hedges. We also periodically enter into derivative transactions, in the form of forward purchase commitments, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of those hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test and 75% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction also must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Swaps are derivative instruments as defined by ASC 815-10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swaps and receive a payment that varies with the three-month LIBOR rate.

The following table pertains to all of our swaps at March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively:

	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013

Aggregate notional amount of swap agreements	$5.44 billion	$5.375 billion	$5.185 billion	$3.435 billion
Average maturity of swap agreements	3.8 years	3.9 years	4.1 years	3.0 years
Weighted average fixed rate paid on swap agreements	1.79%	1.81%	1.82%	1.64%
Swap agreements as a percentage of outstanding repurchase agreements	72%	71%	68%	41%

At March 31, 2014, there were unrealized losses of approximately $42.6 million on all of our swaps.

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps totaling approximately $1.685 billion in notional amounts. These swaps carry an average fixed rate of 2.13% and an average maturity of September 2015. These swaps will not be closed out or terminated and no realized loss will be recognized. As of the date we decided to discontinue hedge accounting for these swaps, there was a related liability of approximately $42 million. At March 31, 2014, this liability was approximately $40 million. During the three months ended March 31, 2014, the net gain on interest rate swaps was $628 thousand. During the three months ended March 31, 2014, the net payments accrued relating to these swaps was approximately $8.0 million.

For more information on the amounts, policies, objectives and other qualitative data on our swaps, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

MBS Portfolio

Our primary source of funds consists of repurchase agreements which totaled approximately $7.51 billion at March 31, 2014. As collateral for our repurchase agreements and interest rate swaps, we pledged approximately $7.98 billion in MBS. Our other significant source of funds for the three months ended March 31, 2014 consisted of payments of principal from our MBS portfolio in the amount of approximately $330.5 million.

For the three months ended March 31, 2014, there was a net decrease in cash and cash equivalents of approximately $5.1 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2014 was approximately $14.5 million. This is comprised of net income of approximately $13.4 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $9.9 million and the amortization of restricted stock of $24 thousand, partially offset by recoveries on Non-Agency MBS of approximately $37 thousand, gain on interest rate swaps, net, of approximately $628 thousand and amortization related to interest rate swaps of approximately $245 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $1.4 million and a decrease in accrued interest receivable of approximately $224 thousand, partially offset by a decrease in interest payable of approximately $4.4 million and an increase in prepaid expenses and other of approximately $5.2 million;

•

Net cash provided by investing activities for the three months ended March 31, 2014 was approximately $91 million, which consisted of $330.5 million from principal payments on Agency MBS, partially offset by purchases of Agency MBS of approximately $238.7 million and purchases of residential properties of approximately $694 thousand; and

•

Net cash used in financing activities for the three months ended March 31, 2014 was approximately $110.6 million. This consisted of borrowings on repurchase agreements of approximately $8.733 billion, partially offset by repayments on repurchase agreements of approximately $8.803 billion. This also included net proceeds from common stock issued net of common stock repurchased of approximately $28.1 million and dividends paid of approximately $11.1 million on common stock and dividends paid of approximately $1.4 million on preferred stock.

Relative to our MBS portfolio at March 31, 2014, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 4 days to three months. At March 31, 2014, we had borrowed funds under repurchase agreements with 23 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2014, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At March 31, 2014, our leverage on capital (including all preferred stock and junior subordinated notes) was 8.1x, which remained the same from December 31, 2013.

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

During the three months ended March 31, 2014, we raised approximately $258 thousand in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

During the three months ended March 31, 2014, we did not issue any shares of our Common Stock, our Series A Preferred Stock or our Series B Preferred Stock under our 2011 Sales Agreement with Cantor (as described in Note 10 to the accompanying unaudited consolidated financial statements). At March 31, 2014, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

During the three months ended March 31, 2014, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2014 was approximately $864 million. Common stockholders’ equity was approximately $814.7 million, or a book value of $6.10 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized loss” on available-for-sale Agency MBS was approximately $28.9 million, or 0.34% of the amortized cost of our Agency MBS, at March 31, 2014. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $42.6 million, constitutes the total “Accumulated other comprehensive loss” of approximately $71.5 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we do not have the intent to sell these investments nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 7 to the accompanying unaudited consolidated financial statements.

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

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item. For more detail on our derivative instruments, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on April 1, 2014 from 3.9881 shares of our common stock to 4.0411 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.24 and (2) the annualized common stock dividend yield was 10.6931%.

From April 1, 2014 through May 5, 2014, we issued an aggregate of 66,065 shares of common stock at a weighted average price of $5.41 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $357 thousand.

From April 1, 2014 through May 5, 2014, we had repurchased an aggregate of 5,280,490 shares of our common stock at a weighted average price of $5.26 per share under our share repurchase program.

From April 1, 2014 through May 5, 2014, we acquired and committed to acquire 57 single-family residential rental properties (including estimated renovation costs) in Southeastern Florida for approximately $6.7 million.

From April 1, 2014 through May 5, 2014, one swap agreement with a notional amount of $75 million matured.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2014, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings

Investment Type/Rate Reset Dates
15-year fixed-rate investments	$1,727,146	20.1%	$-	-%
20-year and 30-year fixed-rate investments	160,445	1.9	-	-
Adjustable-Rate Investments/Obligations
Less than 3 months	447,788	5.2	7,510,000	100.0
Greater than 3 months and less than 1 year	1,298,500	15.1	-	-
Greater than 1 year and less than 2 years	852,745	9.9	-	-
Greater than 2 years and less than 3 years	1,151,218	13.4	-	-
Greater than 3 years and less than 4 years	545,932	6.4	-	-
Greater than 4 years and less than 5 years	368,611	4.3
Greater than 5 years and less than 7 years	1,368,630	16.0
Greater than 7 years	663,655	7.7	-	-
Total:	$8,584,670	100.0%	$7,510,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2013, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,658,348	19.4%	$-	-%
30-year fixed-rate investments	111,038	1.3	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	528,776	6.2	7,580,000	100.0
Greater than 3 months and less than 1 year	1,113,514	13.0	-	-
Greater than 1 year and less than 2 years	730,340	8.5	-	-
Greater than 2 years and less than 3 years	1,273,775	14.9	-	-
Greater than 3 years and less than 4 years	873,407	10.2	-	-
Greater than 4 years and less than 5 years	293,402	3.4	-	-
Greater than 5 years and less than 7 years	1,305,608	15.3	-	-
Greater than 7 years	668,238	7.8
Total:	$8,556,446	100.0%	$7,580,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2014, our Agency MBS had a weighted average term to next rate adjustment of approximately 41 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for all interest rate swaps, the weighted average term to next rate adjustment was 1,008 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funded the government through January 15, 2014, extended the debt ceiling through February 7, 2014, called for Congressional agreement on a long-term budget by mid-December 2013 and continued the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that will fund the U.S. government through September 30, 2014. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2014, we had unrestricted cash of approximately $2.2 million and approximately $587.3 million in unpledged MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at March 31, 2014 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–85%	–2.1%
–1%	–22%	0.1%
0%	0%	0%
1%	–18%	–1.0%
2%	–39%	–2.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of March 31, 2014, the aggregate notional amount of our interest rate swap agreements was $5.44 billion and the weighted average maturity was 3.8 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	137%	2.5%
–1%	200%	2.2%
0%	0%	0%
1%	61%	–3.3%
2%	–85%	–7.0%

Item 4.	Controls and Procedures

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

The following are additional risk factors to the ones previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risk Factors for Residential Properties Business

We are entering into a relatively new industry that has significant competition, and we have no operating history in this sector, which makes this business difficult to evaluate and may affect our ability to operate this business in a profitable manner.

Until very recently, the single-family residential rental business consisted primarily of private individual investors in local markets and was managed individually or by small local property managers. Within the past few years, several institutional companies and REITs have entered this market and have attempted to acquire and operate single-family properties on a large-scale basis and to achieve attractive yields employing technology through a disciplined approach to acquisitions and leasing, marketing and management. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do, which may affect our ability to acquire our target properties at attractive prices and attract quality tenants.

In addition, although we have several employees who have previously personally engaged in this business on a small scale, we have no operating history as a company in this business, and will be contracting with various third-party professionals to assist us in acquiring and managing our properties and providing services to tenants. If these professionals do a poor job or don’t perform to our expectations, it could affect the prices we pay to acquire properties, our relationships with our tenants, the operation of our properties, and our reputation in this business. These factors make this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

Many factors affect the single-family residential rental market and the profitability of this business will be affected both by our assumptions about this market and this market’s conditions in our target areas.

The success of our business model will depend upon many factors including, but not limited to: the availability of properties that meet our investment criteria and our ability to acquire such properties at favorable prices; real estate appreciation or depreciation in our target markets; the condition of our properties; our ability to contain renovation, maintenance, marketing and other operating costs for our properties; our ability to maintain high occupancy rates and target rent levels; general economic conditions in our target markets, such as changes in employment and household earnings and expenses; the effects of rent controls, stabilization laws and other laws or regulations regarding rental rates and tenant rights; and changes in, and changes in enforcement of, laws, regulations and government policies including health, safety, environmental, property, zoning and tax laws. We will have no control over many of these factors, which could adversely affect the profitability of this business. Our success will also depend, in part, on our assumptions about our target properties, our target renters, our renovation, maintenance and other operating costs, and our rental rates and occupancy levels and, if our assumptions prove to be inaccurate, this may adversely affect the profitability of this business.

Initially, our portfolio of properties will be geographically concentrated and any adverse developments in local economic conditions, or the demand for single-family rental homes in these markets, or the occurrence of natural disasters may adversely affect the operating results of this business.

Initially, our target markets will be in the east coast of Florida and we will be exposed to any adverse developments in local economic conditions or natural disasters in that area. Due to this geographic concentration, any such developments could affect our business to a greater extent than if our properties were less geographically concentrated.

Poor resident selection and defaults by renters may adversely affect the financial performance of this business and harm our reputation.

Our success depends, in large part, upon our ability to attract and retain qualified tenants. This will depend, in turn, upon our ability to screen applicants, identify good residents, avoid tenants who may default, and the willingness of our tenants to renew their leases. When properties are vacant, we are not earning rental income and incur maintenance costs as well as turnover costs associated with re-leasing the properties, such as marketing and leasing commissions. Additionally, if we have to evict tenants, we will incur legal costs and may have renovation costs if the tenants don’t properly maintain the properties or cause damage to the properties. Our reputation in the communities where our properties are located may be harmed if our tenants are not good neighbors or do damage to our properties or to the local communities.

Declining real estate values and impairment charges could adversely affect the earnings and financial condition of this business.

Our success depends upon our ability to acquire rental properties at attractive values, such that we can earn a satisfactory return on our investment primarily through rental income and secondarily through increases in property values. If we overpay for properties, or if their values subsequently decline or fail to rise because of market factors, we may not achieve our financial objectives. Additionally, U.S. GAAP requires companies to take an impairment charge if there is a permanent decline in the value of a property based upon a review of various market factors. An impairment charge would reduce the net income in the period in which it was taken. Even if we concluded that an impairment charge was not needed, a decline in the value of a property may become manifest over time through reduced rental income from the property, which would affect the earnings and financial condition of this business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2014. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on April 14, 2014 as DEFC 14A.

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

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)
3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

Exhibit Number	Description
3.5	Amendment of Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 1, 2014)
3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)
3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)
3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)
3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)
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

ANWORTH MORTGAGE ASSET CORPORATION
Dated: May 8, 2014	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)
Dated: May 8, 2014	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)