Form 10-Q
period 2014-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2014-08-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

At August 4, 2014, the registrant had 121,582,996 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$7,598,607	$8,060,567
Agency MBS at fair value	431,597	462,478
Paydowns receivable	39,160	33,401
	$8,069,364	$8,556,446
Residential properties	10,421	-
Cash and cash equivalents	1,184	7,368
Interest and dividends receivable	21,742	23,310
Derivative instruments at fair value	432,649	22,551
Prepaid expenses and other	19,428	9,816
Total Assets:	$8,554,788	$8,619,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$28,160	$30,117
Repurchase agreements	7,118,500	7,580,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	465,639	55,914
Interest rate swaps at fair value	34,831	-
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on common stock	17,332	11,097
Accrued expenses and other	3,355	1,368
Total Liabilities:	$7,706,626	$7,717,305
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	$46,537	$46,537
Common Stock: par value $0.01 per share; authorized 200,000 shares, 123,798 and 138,717 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,238	1,387
Additional paid-in capital	1,107,796	1,185,369
Accumulated other comprehensive (loss) consisting of unrealized gains and losses	(52,830)	(92,008)
Accumulated deficit	(278,503)	(263,023)
Total Stockholders' Equity:	$824,238	$878,262
Total Liabilities and Stockholders' Equity:	$8,554,788	$8,619,491

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Interest on Agency MBS	$41,400	$45,231	$85,796	$88,680
Other income	16	13	27	31
	41,416	45,244	85,823	88,711
Interest expense:
Interest expense on repurchase agreements	25,807	20,046	53,213	40,948
Interest expense on junior subordinated notes	315	320	629	640
	26,122	20,366	53,842	41,588
Net interest income	15,294	24,878	31,981	47,123
Gain on sales of Agency MBS	1,594	2,076	1,594	7,246
Loss on interest rate swaps, net	(2,006)	-	(1,378)	-
Gain on derivatives-TBA securities	1,578	-	1,578	-
Recovery on Non-Agency MBS	33	103	70	232
Expenses:
Management fee to related party	(2,724)	(3,029)	(5,640)	(6,027)
Other expenses	(3,722)	(1,030)	(4,786)	(1,952)
Total expenses	(6,446)	(4,059)	(10,426)	(7,979)
Net income	$10,047	$22,998	$23,419	$46,622
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(2,070)	(2,072)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(788)	(806)
Net income to common stockholders	$8,618	$21,569	$20,561	$43,744
Basic earnings per common share	$0.07	$0.15	$0.16	$0.30
Diluted earnings per common share	$0.07	$0.15	$0.16	$0.30
Basic weighted average number of shares outstanding	126,787	144,252	131,790	143,581
Diluted weighted average number of shares outstanding	130,867	148,126	135,843	147,539

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2014	2013	2014	2013

Net income	$10,047	$22,998	$23,419	$46,622
Available-for-sale Agency MBS, fair value adjustment	46,006	(188,986)	75,728	(209,129)
Reclassification adjustment for gain on sales of Agency MBS included in net income	(1,594)	(2,076)	(1,594)	(7,246)
Unrealized (losses) gains on derivatives	(45,291)	29,616	(74,946)	30,148
Reclassification adjustment for interest expense on swap agreements included in net income	19,535	11,640	39,990	23,793
Other comprehensive income (loss)	18,656	(149,806)	39,178	(162,434)
Comprehensive income (loss)	$28,703	$(126,808)	$62,597	$(115,812)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2013	1,919	138,717	$46,537	$1,387	$1,185,369	$(58,646)	$(33,362)	$(263,023)	$878,262
Issuance of common stock		56		1	257				258
Redemption of common stock		(5,281)		(53)	(26,465)				(26,518)
Other comprehensive income, fair value adjustments and reclassifications				-		29,722	(9,200)		20,522
Net income								13,371	13,371
Treasury Stock					(1,805)				(1,805)
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(18,708)	(18,708)
Balance, March 31, 2014	1,919	133,492	$46,537	$1,335	$1,157,380	$(28,924)	$(42,562)	$(269,789)	$863,977
Issuance of common stock		82		1	389				390
Redemption of common stock		(9,776)		(98)	(51,802)				(51,900)
Other comprehensive income, fair value adjustments and reclassifications				-		44,412	(25,756)		18,656
Net income								10,047	10,047
Treasury Stock					1,805				1,805
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(17,332)	(17,332)
Balance, June 30, 2014	1,919	123,798	$46,537	$1,238	$1,107,796	$15,488	$(68,318)	$(278,503)	$824,238

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Activities:
Net income	$10,047	$22,998	$23,419	$46,622
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	11,791	15,981	21,678	35,003
(Gain) on sales of Agency MBS	(1,594)	(2,076)	(1,594)	(7,246)
Amortization of restricted stock	24	50	48	101
Recovery on Non-Agency MBS	(33)	(103)	(70)	(232)
Amortization related to interest rate swaps	(756)	-	(1,001)	-
Loss on interest rate swaps, net	2,006	-	1,378	-
(Gain) on derivatives - TBA Securities	(1,578)	-	(1,578)	-
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,345	(635)	1,568	(15)
(Increase) decrease in prepaid expenses and other	(4,459)	7,042	(9,612)	7,225
Increase (decrease) in accrued interest payable	2,423	(2,748)	(1,926)	(3,060)
Increase in accrued expenses	552	128	1,955	1,562
Net cash provided by operating activities	$19,768	$40,637	$34,265	$79,960
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$197,703	$92,111	$197,703	$294,328
Purchases	(99,228)	(1,131,487)	(337,976)	(2,021,159)
Principal payments	351,078	658,916	681,538	1,309,008
Residential properties purchases	(9,792)	-	(10,485)	-
Net cash provided by (used in) investing activities	$439,761	$(380,460)	$530,780	$(417,823)
Financing Activities:
Borrowings from repurchase agreements	$8,976,965	$10,975,727	$17,710,065	$22,547,073
Repayments on repurchase agreements	(9,368,465)	(10,595,727)	(18,171,565)	(22,162,073)
Net settlement on TBA commitments	704		704
Proceeds from common stock issued, net of common stock repurchased	(49,705)	(11,154)	(77,770)	526
Proceeds on Series B Preferred Stock issued	-	-	-	1,335
Proceeds on Series A Preferred Stock issued	-	-	-	1,090
Series A Preferred stock dividends paid	(1,035)	(1,035)	(2,070)	(2,047)
Series B Preferred stock dividends paid	(394)	(411)	(788)	(827)
Common stock dividends paid	(18,689)	(21,653)	(29,805)	(42,955)
Net cash (used in) provided by financing activities	$(460,619)	$345,747	$(571,229)	$342,122
Net (decrease) increase in cash and cash equivalents	$(1,090)	$5,924	$(6,184)	$4,259
Cash and cash equivalents at beginning of period	2,274	1,245	7,368	2,910
Cash and cash equivalents at end of period	$1,184	$7,169	$1,184	$7,169
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$24,455	$23,114	$56,799	$44,648
Conversions of Series B Preferred Stock into common stock	$-	$1,044	$-	$2,633
Common stock repurchased	$50,094	$17,591	$78,417	$18,170
Change in payable for securities purchased	$(100,064)	$238,899	$-	$35,673

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

In February 2014, the Company incorporated its wholly-owned Qualified REIT Subsidiary (“QRS”), Anworth Properties, Inc., which commenced operations in March 2014.  The Company also incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. Our portfolio also includes a small amount of Non-Agency MBS (approximately $21 thousand) and this is included with the Agency MBS. Prior year balances have been presented consistent with this treatment.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	131	$1,745,928	$(33,185)	314	$2,460,702	$(43,200)	445	$4,206,630	$(76,385)

December 31, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	202	$4,262,712	$(122,890)	230	$763,911	$(23,089)	432	$5,026,623	$(145,979)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2014.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in “Accumulated other comprehensive income” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we will carry the derivative at its fair value on our balance sheet, recognizing changes in the fair value in current-period income. All of our swaps have historically been accounted for as cash flow hedges under ASC 815. However, on March 17, 2014, we discontinued hedge accounting on certain of our swaps totaling approximately $1.685 billion in notional amounts by de-designating these swaps as cash flow hedges. No swaps were terminated in conjunction with this action and our risk management and hedging practices were not impacted. As a result of discontinuing hedge accounting, beginning March 18, 2014, changes in the fair value of our swaps are recorded in “Gain on interest rate swaps, net” in our consolidated statements of income rather than in other comprehensive income (loss). Also, net interest paid or received under these swaps which, up through March 17, 2014, was recognized in “interest expense,” is instead recognized in “Gain on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of our repurchase agreement borrowings) are still expected to occur, the balance in accumulated other comprehensive income (“AOCI”) from swap activity up through March 17, 2014 will remain in AOCI and be recognized in our consolidated statements of income as “interest expense” over the remaining term of the swaps.

For purposes of the cash flow statement, cash flows from derivative instruments are classified with the cash flows from the hedged item.

For more details on the amounts and other qualitative information on our swap agreements, see Note 13. For more information on the fair value of our swap agreements, see Note 7.

To-Be-Announced (TBA) Securities

We may also enter into TBA contracts, where we agree to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also do TBA dollar roll transactions, which involve moving the settlement of a TBA contract out to a later date by entering into an offsetting short position (referred to as a “pair off”), net settling the paired off positions for cash and simultaneously purchasing a similar TBA contract for a later settlement date. The agency securities purchased at the forward settlement date are typically priced at a discount to securities for settlement in the current month. This difference is referred to as the “price drop”. The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income”.

We account for TBA securities as derivative instruments since we do not meet the exemption allowed as a “regular-way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis. Gains, losses and dollar roll income associated with the TBA securities are recognized in our consolidated financial statements of income as “gains (losses) on derivatives – TBA securities.”

We estimate the fair value of TBA securities based on similar methods used to value our agency securities.

Credit Risk

At June 30, 2014, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac or Fannie Mae will be able to satisfy its guarantees of Agency MBS. In August 2011, the ratings of each of U.S. sovereign debt, Fannie Mae and Freddie Mac were downgraded from AAA to AA+ by Standard & Poor’s, and affirmed at Aaa by Moody’s Investors Service, or Moody’s, with each of Standard & Poor’s and Moody’s revising the outlook on U.S. sovereign debt, Fannie Mae and Freddie Mac to negative. Each of Standard & Poor’s and Moody’s has indicated that it would likely change its ratings on Fannie Mae and Freddie Mac if it was to change its rating on the U.S. government. In June 2013, Standard & Poor’s affirmed its AA+ long-term sovereign credit rating on the United States and revised the outlook from negative to stable, and in July 2013, Moody’s affirmed its Aaa government bond rating of the United States and revised the outlook from negative to stable. These ratings have remained unchanged through June 30, 2014. We do not know what effect any changes in the ratings of U.S. sovereign debt, Fannie Mae and Freddie Mac will ultimately have on the U.S. economy, the value of our securities, or the ability of Fannie Mae and Freddie Mac to satisfy its guarantees of Agency MBS if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2014 relative to any tax positions taken prior to January 1, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2014. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2009 and 2008, respectively.

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

The computation of EPS for the three and six months ended June 30, 2014 and 2013 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2014
Basic EPS	$8,618	126,787	$0.07
Effect of dilutive securities	394	4,080	-
Diluted EPS	$9,012	130,867	$0.07
For the three months ended June 30, 2013
Basic EPS	$21,569	144,252	$0.15
Effect of dilutive securities	394	3,874	-
Diluted EPS	$21,963	148,126	$0.15

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2014
Basic EPS	$20,561	131,790	$0.16
Effect of dilutive securities	788	4,053	-
Diluted EPS	$21,349	135,843	$0.16
For the six months ended June 30, 2013
Basic EPS	$43,744	143,581	$0.30
Effect of dilutive securities	806	3,958	-
Diluted EPS	$44,550	147,539	$0.30

For the three and six months ended June 30, 2014 and 2013, options to purchase 5,000 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In the first quarter of 2013, the FASB issued ASU 2013-04, “Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, as the sum of the following: (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors; and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about the obligations including the terms and conditions of the arrangement. Examples of obligations within the scope of this ASU include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This ASU was effective for our financial statements beginning with the quarter ended March 31, 2014. We have adopted this ASU and it did not have a material impact on our financial statements.

In May 2014, the FASB issued a new standard on revenue recognition, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This new standard will replace more than 200 ad hoc pronouncements on revenue recognition. This ASU requires companies to recognize revenue in a way that shows the transfer of goods or services to customers in amounts that reflect the payment that a company expects to be entitled to in exchange for those goods or services. To do that, companies will now have to go through a five-step process: (1) tie the contract to a customer; (2) identify the contract’s performance obligations; (3) determine the transaction price; (4) connect the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) a company satisfies the performance obligation. This ASU only affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within other standards (for example, insurance contracts or lease contracts). This ASU is effective for a public entity for the financial statements beginning with the quarter ending March 31, 2017. We do not believe that this ASU will have a material impact on our financial statements.

In June 2014, the FASB issued a new standard on repurchase agreements, ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” This new standard introduces two major changes to the existing accounting guidance: (1) it requires transferors and transferees to account for repurchase-to-maturity transactions as secured borrowings, where the transferor maintains control over the transferred asset instead of accounting for these as a sale; and (2) it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, causing the repurchase agreement to be accounted for as a secured borrowing. For these types of transactions, there is additional disclosure about the nature of the transaction. This ASU also requires the following disclosures for all repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings: (i) a disaggregation of the gross obligation by the class of collateral pledged; (ii) the remaining contractual tenor of the agreements; and (iii) a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. This ASU is effective for a public entity for the financial statements beginning with the quarter ending March 31, 2015. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2014, we did not have any reverse repurchase agreements outstanding. During the three months ended June 30, 2014, we did not have any reverse repurchase agreements. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2013, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS, classified as available-for-sale, at June 30, 2014 and December 31, 2013, which are carried at their fair value (amounts in thousands):

June 30, 2014

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS

Amortized cost	$12,622	$3,421,387	$4,580,707	$-	$8,014,716
Paydowns receivable(1)	-	39,160	-	-	39,160
Unrealized gains	6	21,219	70,627	21	91,873
Unrealized losses	(136)	(46,071)	(30,178)	-	(76,385)
Fair value	$12,492	$3,435,695	$4,621,156	$21	$8,069,364

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Floating-Rate CMOs(2)	Total MBS

Amortized cost	$1,775,135	$4,577,991	$1,514,126	$146,203	$1,261	$8,014,716
Paydowns receivable(1)	2,695	36,465	-	-	-	39,160
Unrealized gains	54,317	23,338	4,937	9,254	27	91,873
Unrealized losses	(3,901)	(53,137)	(19,344)	-	(3)	(76,385)
Fair value	$1,828,246	$4,584,657	$1,499,719	$155,457	$1,285	$8,069,364

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Non-Agency MBS are included in the Floating-Rate CMOs category.

During the three months ended June 30, 2014, we received proceeds of approximately $198 million from the sales of Agency MBS and recognized a gain on sales of approximately $1.6 million. During the three months ended June 30, 2013, we received proceeds of approximately $92 million from the sales of Agency MBS and recognized a gain on sales of approximately $2.1 million.

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

NOTE 4. RESIDENTIAL PROPERTIES

As of June 30, 2014, we owned 77 single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $10.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

NOTE 5. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At June 30, 2014 and December 31, 2013, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	June 30, 2014		December 31, 2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$3,500	0.25%	$-	0.00%
Less than 30 days	3,000,000	0.33	3,105,000	0.39
30 days to 90 days	4,115,000	0.32	4,475,000	0.39
Over 90 days to less than 1 year	-	-	-	-
1 year to 2 years	-	-	-	-
Demand	-	-	-	-
	$7,118,500	0.32%	$7,580,000	0.39%

Weighted average maturity	37 days		38 days
Weighted average interest rate after adjusting for interest rate swap hedges	1.07%		1.50%
Weighted average maturity after adjusting for interest rate swap hedges	889 days		1,010 days
Weighted average interest rate after adjusting for all interest rate swaps	1.47%		1.50%
Weighted average maturity after adjusting for all interest rate swaps	992 days		1,010 days
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$7,598,607		$8,060,567

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 7 and 13 for more information on the Company’s interest rate swaps (both hedges and discontinued hedges).

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
June 30, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$432,649	$-	$432,649	$(432,649)	$-	$-
Total	$432,649	$-	$432,649	$(432,649)	$-	$-

Repurchase Agreements(3)	$7,118,500	$-	$7,118,500	$(7,118,500)	$-	$-
Derivative liabilities at fair value(2)	465,639	-	465,639	(465,639)	-	-
Interest rate swaps at fair value(2)	34,831	-	34,831	(34,831)	-	-
Total	$7,618,970	$-	$7,618,970	$(7,618,970)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2013	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$22,551	$-	$22,551	$(22,551)	$-	$-
Total	$22,551	$-	$22,551	$(22,551)	$-	$-

Repurchase Agreements(3)	$7,580,000	$-	$7,580,000	$(7,580,000)	$-	$-
Derivative liabilities at fair value	55,914	-	55,914	(55,914)	-	-
Total	$7,635,914	$-	$7,635,914	$(7,635,914)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At June 30, 2014, we had pledged approximately $86.3 million in Agency MBS as collateral and paid another approximately $16.2 million on swap margin calls on our derivatives. At December 31, 2013, we had pledged approximately $84.2 million in Agency MBS as collateral and paid another approximately $7.1 million on swap margin calls on our derivatives.

(3)

At June 30, 2014, we had pledged approximately $7.51 billion in Agency MBS as collateral on our repurchase agreements. At December 31, 2013, we had pledged approximately $7.98 billion in Agency MBS as collateral on our repurchase agreements.

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

Our derivative assets and derivative liabilities are comprised of hedged interest rate swaps, in which we pay a fixed rate of interest and receive a variable rate of interest that is based on LIBOR. Our derivative assets and derivative liabilities also include TBA securities receivable, payables and contracts to buy or sell TBA securities. Those liabilities in the table below marked as interest rate swaps have been discontinued for accounting purposes as hedging instruments. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all our swaps (both hedged swaps and de-designated swaps), see Note 1 and Note 13.

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

At June 30, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency MBS(1)	$-	$8,069,364	$-	$8,069,364
Derivative instruments(2)	$-	$432,649	$-	$432,649
Liabilities
Derivative instruments(2)	$-	$465,639	$-	$465,639
Interest rate swaps(3)	$-	$34,831	$-	$34,831

(1)	For more detail about the fair value of our Agency MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.
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

At June 30, 2014 and December 31, 2013, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2014 and December 31, 2013, the carrying value approximates fair value.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2014, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2014, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 10. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2014, our authorized capital included 200,000,000 shares of common stock, of which 123,799,073 shares were issued and outstanding.

At June 30, 2014, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At June 30, 2014, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended June 30, 2014, we did not issue any shares of our common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Sales Agreement. The Series A Preferred Stock has no maturity date, and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. At June 30, 2014, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock; on March 14, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock; and on May 22, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock, in each case through our share repurchase program. During the three months ended June 30, 2014, we repurchased an aggregate of 9,522,441 shares at a weighted average price of $5.30 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended June 30, 2014, we issued an aggregate of 72,268 shares of our common stock at a weighted average price of $5.40 per share under the 2012 Plan, resulting in proceeds to us of approximately $390 thousand. At June 30, 2014, there were approximately 16.635 million shares remaining under the 2012 Plan.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At June 30, 2014, approximately $544.7 million of our capital stock was available for future issuance under the registration statement.

On November 7, 2005, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 3,500,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan. As of June 30, 2014, we had issued 2,840,000 shares of common stock under the 2004 Equity Plan. This amount includes 263,469 shares of unexercised stock options, restricted stock and restricted stock units. At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the 2004 Equity Plan due to its expiration. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares available under the 2004 Equity Plan to 2,000,000 shares available under the 2014 Equity Plan. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of dividend equivalent rights, or DERs, and phantom shares.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $59.87 per square foot. The base monthly rental for us is $36,426.47, which will be increased by 3% per annum beginning on July 1, 2014. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2014, we expensed $127 thousand and $251 thousand, respectively, in rent and related expenses to PIA under this sublease agreement. During the three and six months ended June 30, 2013, we expensed $121 thousand and $243 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2014, the future minimum lease commitment is as follows (in whole dollars):

Year	2014	2015	2016	2017	2018	Thereafter	Total Commitment

Commitment	$225,110	$456,987	$470,720	$484,852	$499,398	$1,866,753	$4,003,820

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2014, we paid fees of $51 thousand and $103 thousand, respectively, to PIA in connection with this agreement. During the three and six months ended June 30, 2013, we paid fees of $53 thousand and $106 thousand, respectively, to PIA in connection with this agreement.

NOTE 12. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

We filed a registration statement on Form S-8 on November 7, 2005 to register up to an aggregate of 3,500,000 shares of our common stock to be issued pursuant to the 2004 Equity Compensation Plan, or the 2004 Equity Plan. At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the 2004 Equity Plan due to its expiration. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our Board, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. As of June 30, 2014, we did not issue any shares of common stock or other equity awards under the 2014 Equity Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2014, we expensed approximately $24 thousand and $48 thousand, respectively, related to these restricted stock grants. During the three and six months ended June 30, 2013, we expensed approximately $51 thousand and $101 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six months ended June 30, 2014, we paid or accrued $81 thousand and $163 thousand, respectively, related to DERs granted. During the three and six months ended June 30, 2013, we paid or accrued $87 thousand and $175 thousand, respectively, related to DERs granted.

Certain of our officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our officers have been granted equity awards were modified so that such agreements will continue with respect to our officers after they became officers and employees of the Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers of the Company and employees of the Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Plan with the same amounts, terms and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan.

NOTE 13. DERIVATIVE INSTRUMENTS

At June 30, 2014, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $5.265 billion and a weighted average maturity of approximately 3.7 years. During the three months ended June 30, 2014, two swap agreements with a notional amount of $175 million matured. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements (the hedged item) and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2014 and December 31, 2013, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	June 30, 2014			December 31, 2013
	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$460,000	2.16%	8	$410,000	2.07%	4
1 year to 2 years	1,200,000	1.92	20	680,000	2.07	18
2 years to 3 years	775,000	1.11	32	1,145,000	1.82	29
3 years to 5 years	1,330,000	1.25	46	1,715,000	1.18	48
5 years to 7 years	1,000,000	2.12	70	925,000	2.11	76
7 years to 10 years	500,000	2.84	101	500,000	2.84	107
	$5,265,000	1.78%	44	$5,375,000	1.81%	47

Swap Agreements by Counterparty

	June 30, 2014	December 31, 2013
	(in thousands)
JPMorgan Securities	$1,175,000	$1,175,000
Deutsche Bank Securities	1,165,000	1,165,000
RBS Greenwich Capital	800,000	800,000
ING Financial Markets LLC	650,000	650,000
Chicago Mercantile Exchange(1)	615,000	400,000
Nomura Securities International	550,000	650,000
Bank of New York	160,000	260,000
Morgan Stanley	75,000	150,000
Credit Suisse	75,000	75,000
LBBW Securities, LLC	-	50,000
	$5,265,000	$5,375,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty is the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

During the six months ended June 30, 2014, there was an increase in unrealized losses of approximately $35 million, from approximately $33.3 million in unrealized losses at December 31, 2013 to approximately $68.3 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on derivatives of $75 million and a reclassification adjustment for interest expense included in net income of $40 million).

At June 30, 2014, we had asset and liability interest rate swap derivatives of approximately $8.8 million and $42.7 million, respectively (included in our assets and liabilities, respectively, in “Derivative instruments at fair value” on our unaudited consolidated balance sheets). At June 30, 2014, we also had interest rate swap liabilities (shown on our unaudited consolidated balance sheets as “Interest rate swaps at fair value”) of approximately $34.8 million on which the accounting treatment as hedges has been discontinued.

During the three and six months ended June 30, 2014, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness. The maximum length of our swap agreements is ten years. We do not anticipate any discontinuance of the swap agreements and thus do not expect to recognize any gain or loss into earnings because of this.

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps which totaled approximately $1.685 billion in notional amounts and was approximately $1.51 billion at June 30, 2014. These swaps carry a remaining average fixed rate of 1.89% and an average maturity of September 2015. These swaps will not be closed out or terminated and no realized loss will be recognized. As of the date we decided to discontinue hedge accounting for these swaps, there was a related liability of approximately $42 million. At June 30, 2014, this liability was approximately $34.8 million. During the three and six months ended June 30, 2014, the net loss on these interest rate swaps was approximately $2 million and $1.4 million, respectively. During the three and six months ended June 30, 2014, the net payments accrued relating to these swaps was approximately $7.2 million and $15.2 million, respectively.

TBA Securities

We may also enter TBA contracts and recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Securities” for more information on TBA securities. For the three and six months ended June 30, 2014, we recognized a gain on derivatives-TBA securities of approximately $1.6 million. For the three and six months ended June 30, 2013, we did not enter into any TBA contracts. At June 30, 2014, included in these assets under “Derivative instruments at fair value” in our unaudited consolidated balance sheets is a receivable of approximately $212.2 million for TBA securities sold. Also included in these assets is approximately $211.7 million for TBA securities commitments, which represents our open position at June 30, 2014. Also included in the liabilities under “Derivative instruments at fair value” is a payable of approximately $423 million for TBA securities commitments. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities at a 3.5% coupon.

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

NOTE 15. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Legal and professional fees	$2,392	$123	$2,640	$265
Printing and stockholder communications	537	139	569	177
Directors and Officers insurance	129	118	245	230
DERs expense	81	87	163	175
Amortization of restricted stock	24	51	48	101
Software implementation and maintenance	77	74	154	145
Administrative service fees	51	53	103	106
Rent	127	121	251	243
Stock exchange and filing fees	44	55	90	108
Custodian and clearing fees	70	35	145	69
Sarbanes-Oxley consulting fees	5	32	51	57
Board of directors fees and expenses	89	75	160	154
Securities data services	33	33	66	66
Other	63	34	101	56
Total of other expenses:	$3,722	$1,030	$4,786	$1,952

NOTE 16. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 1, 2014 from 4.0411 shares of our common stock to 4.0919 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.30 and (2) the annualized common stock dividend yield was 10.5621%.

From July 1, 2014 through August 4, 2014, we issued an aggregate of 67,972 shares of common stock at a weighted average price of $5.19 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $353 thousand.

From July 1, 2014 through August 4, 2014, we had repurchased an aggregate of 2,333,590 shares of our common stock at a weighted average price of $5.17 per share under our share repurchase program.

From July 1, 2014 through August 4, 2014, we acquired two single-family residential rental properties in Southeastern Florida for approximately $218 thousand.

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

In February of 2014, the Company incorporated its wholly-owned Qualified REIT Subsidiary (“QRS”), Anworth Properties, which commenced operations in March 2014.  The Company incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

We have elected to be taxed as a REIT under the Code and are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At June 30, 2014, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 99% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2013 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At June 30, 2014, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The term of the Management Agreement expired on December 31, 2013 and automatically renews for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period. At June 30, 2014, if this hypothetical event were to occur, the termination fee would be approximately $35 million.

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill (better known as the Corker-Warner bill) to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. On July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives tilted, “Protecting American Taxpayers and Homeowners Act.” The Corker-Warner bill failed to garner enough support to make it to the Senate floor for a vote. The House bill still does not have enough support to make it out of the House Committee on Financial Services. During the first quarter 2014, Senate Banking Committee Chairman Tim Johnson (D-South Dakota) and ranking member Mike Crapo (R-Idaho) introduced a bipartisan housing finance reform bill that builds on the earlier Corker-Warner bill. This new Senate bill would also wind-down and eliminate Fannie Mae and Freddie Mac, as well as establish a Federal Mortgage Insurance Corporate (FMIC) in their place that would guarantee qualified mortgages. In May 2014, this bill received the approval of the Senate Banking Committee but it is not expected to be brought to the full Senate for this year. Lenders would be required to bear any losses on the first 10% of capital. The bill also calls for the creation of a “member-only securitization platform that would issue a single, standardized FMIC-wrapped security, and permit private label securities to be issued in a manner that encourages standardization and improved market liquidity.” It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. Through its recent meeting in June 2014, the Federal Reserve has reduced its monthly purchases of Agency MBS and Treasury securities by $50 billion per month down to $35 billion per month and Federal Reserve officials announced at the June policy meeting that they would end the bond buying program in October 2014. Most Federal Reserve officials announced that they expect the first hike in interest rates to come sometime in 2015.

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

During 2012 and 2013, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, or BBA, a trade group that compiled the information and published daily the LIBOR rate. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. The administration of LIBOR was to be transferred to the NYSE Euronext Rate Administration Limited but was renamed to the ICE Benchmark Administration Limited upon the successful completion of the acquisition of NYSE Euronext by the Intercontinental Exchange in November 2013. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the ICE Benchmark Administration Limited following authorization by the Financial Conduct Authority. The calculation of LIBOR under the ICE Benchmark Administration Limited is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Our Portfolio

At June 30, 2014 and December 31, 2013, our total assets, the fair value of our Agency MBS portfolio (including the TBA Agency securities) and its allocation were approximately as follows:

	June 30, 2014	December 31, 2013
	(dollar amounts in thousands)

Total assets	$8,554,788	$8,619,491
Fair value of Agency MBS	$8,281,038	$8,556,446
Adjustable-rate Agency MBS (less than 1 year reset)	22%	19%
Adjustable-rate Agency MBS (1-2 year reset)	11%	9%
Adjustable-rate Agency MBS (2-3 year reset)	14%	15%
Adjustable-rate Agency MBS (3-4 year reset)	3%	10%
Adjustable-rate Agency MBS (4-5 year reset)	4%	3%
Adjustable-rate Agency MBS (5-7 year reset)	15%	15%
Adjustable-rate Agency MBS (>7 year reset)	8%	8%
15-year fixed-rate Agency MBS	18%	20%
15-year fixed-rate TBA Agency securities	3%	0%
20-year and 30-year fixed-rate Agency MBS	2%	1%
	100%	100%

As of June 30, 2014, we also owned 77 single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $10.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

Stockholders’ equity available to common stockholders at June 30, 2014 was approximately $774.9 million, or $6.26 per share. The $774.9 million equals total stockholders’ equity of $824.2 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of approximately $25.2 million and the proceeds from its sale of approximately $23.9 million.

Results of Operations

Three Months Ended June 30, 2014 Compared to June 30, 2013

For the three months ended June 30, 2014, our net income available to common stockholders was $8.6 million, or $0.07 per diluted share, based on a weighted average of 130.9 million fully diluted shares outstanding. This includes net income of $10 million minus the payment of preferred dividends of $1.4 million. For the three months ended June 30, 2013, our net income available to common stockholders was $21.6 million, or $0.15 per diluted share, based on a weighted average of 148.1 million fully diluted shares outstanding. This included net income of $23 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended June 30, 2014 was approximately $15.3 million, or 28.7% of gross income, compared to approximately $24.9 million, or 40.6% of gross income, for the three months ended June 30, 2013. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended June 30, 2014 was approximately $41.4 million, compared to approximately $45.2 million for the three months ended June 30, 2013, a decrease of 8.5% due primarily to a decrease in the coupons on our MBS (from 2.67% during the three months ended June 30, 2013 to 2.51% during the three months ended June 30, 2014), and by a decrease in the average MBS outstanding (from $9.16 billion during the three months ended June 30, 2013 to $8.46 billion during the three months ended June 30, 2014), partially offset by a decrease in the premium amortization of approximately $4.3 million. Interest expense for the three months ended June 30, 2014 was approximately $26.1 million, compared to approximately $20.4 million for the three months ended June 30, 2013, an increase of 28.3%, which resulted primarily from an increase in weighted average interest rates after the effect of the swap agreements (from 0.97% at June 30, 2013 to 1.39% at June 30, 2014), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $8.31 billion at June 30, 2013 to $7.43 billion at June 30, 2014.

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

During the three months ended June 30, 2014, premium amortization expense decreased $4.3 million, or 26.6%, from $16 million during the three months ended June 30, 2013 to $11.7 million, due primarily to lower future CPR projections.

The following table shows the approximate CPR of our Agency MBS for each of the following quarters:

	2014		2013
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS	12%	14%	24%	24%

During the three months ended June 30, 2014 and 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the three months ended June 30, 2014, we received proceeds of approximately $198 million from the sales of Agency MBS and recognized a gain of approximately $1.6 million. During the three months ended June 30, 2013, we received proceeds of approximately $92 million from the sales of Agency MBS and recognized a gain of approximately $2.1 million. During the three months ended June 30, 2014, we sold approximately $422 million of TBA securities and recognized a gain of approximately $1.6 million. During the three months ended June 30, 2013, we did not enter into any TBA securities contracts.

Total expenses were approximately $6.4 million for the three months ended June 30, 2014, compared to approximately $4.1 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, we incurred management fees of approximately $2.7 million, as compared to management fees of approximately $3 million for the three months ended June 30, 2013, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the three months ended June 30, 2013. “Other expenses,” as detailed in Note 15 to our unaudited consolidated financial statements, increased approximately $2.7 million due primarily to an increase in legal and other professional fees and also printing fees related to the Company’s proxy solicitation contest.

Six Months Ended June 30, 2014 Compared to June 30, 2013

For the six months ended June 30, 2014, our net income available to common stockholders was $20.6 million, or $0.16 per diluted share, based on a weighted average of 135.8 million fully diluted shares outstanding. This includes net income of $23.4 million minus the payment of preferred dividends of $2.8 million. For the six months ended June 30, 2013, our net income available to common stockholders was $43.7 million, or $0.30 per diluted share, based on a weighted average of 147.5 million fully diluted shares outstanding. This included net income of $46.6 million minus the payment of preferred dividends of $2.9 million.

Net interest income for the six months ended June 30, 2014 was approximately $32 million, or 29.7% of gross income, compared to approximately $47.1 million, or 38.1% of gross income, for the six months ended June 30, 2013. Interest income (net of premium amortization expense) for the six months ended June 30, 2014 was approximately $85.8 million, compared to approximately $88.7 million for the six months ended June 30, 2013, a decrease of 3.3% due primarily to a decrease in the coupons on our MBS (from 2.74% during the three months ended June 30, 2013 to 2.54% during the three months ended June 30, 2014), and by a decrease in the average MBS outstanding (from $9.03 billion during the six months ended June 30, 2013 to $8.47 billion during the six months ended June 30, 2014), partially offset by a decrease in the premium amortization of approximately $13.4 million. Interest expense for the six months ended June 30, 2014 was approximately $53.8 million, compared to approximately $41.6 million for the three months ended June 30, 2013, an increase of 29.5%, which resulted primarily from an increase in weighted average interest rates after the effect of the swap agreements (from 1.01% at June 30, 2013 to 1.43% at June 30, 2014), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $8.18 billion at June 30, 2013 to $7.5 billion at June 30, 2014.

During the six months ended June 30, 2014, premium amortization expense decreased $13.4 million, or 38.2%, from $35 million during the six months ended June 30, 2013 to $21.6 million, due primarily to lower future CPR projections.

During the six months ended June 30, 2014 and 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We have determined that our hedges are still considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the six months ended June 30, 2014, we received proceeds of approximately $198 million from the sales of Agency MBS and recognized a gain of approximately $1.6 million. During the six months ended June 30, 2013, we received proceeds of approximately $294 million from the sales of Agency MBS and recognized a gain of approximately $7.2 million.

During the six months ended June 30, 2014, we sold approximately $422 million of TBA securities (face amount plus premium) and recognized a gain of approximately $1.6 million. During the six months ended June 30, 2013, we did not enter into any TBA securities contracts.

Total expenses were approximately $10.43 million for the six months ended June 30, 2014, compared to approximately $7.98 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, we incurred management fees of approximately $5.6 million, as compared to management fees of approximately $6 million for the six months ended June 30, 2013, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the six months ended June 30, 2013. “Other expenses” (as detailed in Note 15 to our unaudited consolidated financial statements) increased approximately $2.8 million due primarily to an increase in legal and other professional fees and also printing fees related to the Company’s proxy solicitation contest.

Financial Condition

Agency MBS Portfolio

At June 30, 2014, we held agency mortgage assets which had an amortized cost of approximately $8.01 billion, consisting primarily of approximately $6.3 billion of adjustable-rate Agency MBS and approximately $1.7 billion of fixed-rate Agency MBS. This amount represents an approximately 6.6% decrease from the $8.58 billion held at December 31, 2013. Of the adjustable-rate Agency MBS owned by us, approximately 28% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 72% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2014 and December 31, 2013, classified by type of issuer (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$4,621,156	57.3%	$4,962,273	58.0%
Freddie Mac (FHLMC)	3,435,695	42.6	3,580,834	41.8
Ginnie Mae (GNMA)	12,492	0.1	13,260	0.2
Non-Agency MBS	21	-	79	-
Total MBS:	$8,069,364	100.0%	$8,556,446	100.0%

The following table classifies the fair value of our MBS owned at June 30, 2014 and December 31, 2013 by type of interest rate index (dollar amounts in thousands):

	June 30, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,285	-%	$1,532	-%
Six-month LIBOR	47,351	0.6	51,301	0.6
One-year LIBOR	6,137,912	76.1	6,488,980	75.8
Six-month certificate of deposit	948	-	992	-
Six-month constant maturity treasury	198	-	227	-
One-year constant maturity treasury	211,818	2.6	227,805	2.7
Cost of Funds Index	14,676	0.2	16,223	0.2
15-year fixed-rate	1,499,719	18.6	1,658,348	19.4
20-year and 30-year fixed-rate	155,457	1.9	111,038	1.3
Total MBS:	$8,069,364	100.0%	$8,556,446	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013 were as follows:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Weighted Average Coupon
Adjustable-rate Agency MBS	2.60%	2.57%	2.52%	2.52%
Hybrid adjustable-rate Agency MBS	2.57	2.59	2.62	2.66
15-year fixed-rate Agency MBS	2.65	2.68	2.66	2.64
20-year and 30-year fixed-rate Agency MBS	5.01	5.04	5.71	5.74
Total Agency MBS:	2.63%	2.65%	2.65%	2.67%
Average Amortized Cost
Adjustable-rate Agency MBS	102.65%	102.56%	102.46%	102.51%
Hybrid adjustable-rate Agency MBS	103.58	103.55	103.45	103.47
15-year fixed-rate Agency MBS	103.16	103.10	103.39	103.47
20-year and 30-year fixed-rate Agency MBS	102.86	102.91	101.31	101.28
Total Agency MBS:	103.28%	103.24%	103.23%	103.26%
Current yield (weighted average coupon divided by average amortized cost)	2.55%	2.57%	2.57%	2.59%

The following information pertains to our repurchase agreement borrowings at June 30, 2014, March 31, 2014, December 31,  2013 and September 30, 2013:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
Repurchase agreements outstanding	$7,118,500	$7,510,000	$7,580,000	$7,575,000
Average repurchase agreements outstanding	$7,434,984	$7,565,029	$7,644,822	$8,052,629
Average interest rate on outstanding repurchase agreements	0.32%	0.35%	0.39%	0.37%
Average days to maturity	37 days	37 days	38 days	38 days
Average interest rate after adjusting for interest rate swap hedges	1.07%	1.05%	1.50%	1.44%
Average maturity after adjusting for interest rate swap hedges	889 days	892 days	1,010 days	1,024 days
Average interest rate after adjusting for all interest rate swaps	1.47%	1.48%	1.50%	1.44%
Weighted average maturity after adjusting for all interest rate swaps	992 days	1,008 days	1,010 days	1,024 days
Weighted average haircuts(1)	4.98%	5.03%	5.05%	4.92%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At June 30, 2014 and December 31, 2013, the unamortized net premium paid for our Agency MBS was approximately $254.5 million and $268.1 million, respectively.

At June 30, 2014, the current yield of 2.55% declined by 2 basis points from March 31, 2014. For the three months ended June 30, 2014, the weighted average coupon for our total Agency MBS declined by 2 basis points from March 31, 2014. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The average interest rate on outstanding repurchase agreements, after adjusting for all interest rate swaps, decreased from 1.50% at December 31, 2013 to 1.47% at June 30, 2014. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 1,010 days at December 31, 2013 to 992 days at June 30, 2014. The weighted average interest rate after adjusting for only hedged swaps was 1.07%. The weighted average maturity after adjusting for only hedged swaps was 889 days at June 30, 2014.

Residential Properties Portfolio

As of June 30, 2014, we owned 77 single-family residential properties which are all located in Southeastern Florida and were acquired at a total cost of approximately $10.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

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

The following table pertains to all of our swaps at June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively:

	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013

Aggregate notional amount of swap agreements	$5.265 billion	$5.44 billion	$5.375 billion	$5.185 billion
Average maturity of swap agreements	3.7 years	3.8 years	3.9 years	4.1 years
Weighted average fixed rate paid on swap agreements	1.78%	1.79%	1.81%	1.82%
Swap agreements as a percentage of outstanding repurchase agreements	74%	72%	71%	68%

At June 30, 2014, there were unrealized losses of approximately $68.3 million on all of our swaps.

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps which totaled approximately $1.685 billion in notional amounts and was approximately $1.51 billion at June 30, 2014. These swaps carry a remaining average fixed rate of 1.89% and an average maturity of September 2015. These swaps will not be closed out or terminated and no realized loss will be recognized. As of the date we decided to discontinue hedge accounting for these swaps, there was a related liability of approximately $42 million. At June 30, 2014, this liability was approximately $34.8 million. During the three and six months ended June 30, 2014, the net loss on interest rate swaps was approximately $2 million and $1.4 million, respectively, and the net payments accrued relating to these swaps was approximately $7.2 million and $15.2 million, respectively.

For more information on the amounts, policies, objectives and other qualitative data on our swaps, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

MBS Portfolio

Our primary source of funds consists of repurchase agreements which totaled approximately $7.1 billion at June 30, 2014. As collateral for our repurchase agreements and interest rate swaps, we pledged approximately $7.6 billion in MBS. Our other significant source of funds for the three months ended June 30, 2014 consisted of payments of principal from our MBS portfolio in the amount of approximately $351.1 million.

For the three months ended June 30, 2014, there was a net decrease in cash and cash equivalents of approximately $1.1 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2014 was approximately $19.8 million. This is comprised of net income of approximately $10 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $11.8 million, the amortization of restricted stock of $24 thousand and net loss on interest rate swaps of approximately $2 million,  partially offset by recoveries on Non-Agency MBS of approximately $33 thousand, amortization related to interest rate swaps of approximately $756 thousand, gain on derivatives-TBA securities of approximately $1.6 million and gain on sale of Agency MBS of approximately $1.6 million. Net cash provided by operating activities also included an increase in accrued expenses of approximately $552 thousand and a decrease in accrued interest receivable of approximately $1.3 million and an increase in interest payable of approximately $2.4 million, partially offset by an increase in prepaid expenses and other of approximately $4.5 million;

•

Net cash provided by investing activities for the three months ended June 30, 2014 was approximately $439.8 million, which consisted of $351.1 million from principal payments on Agency MBS and proceeds from the sales of Agency MBS of approximately $197.7 million, partially offset by purchases of Agency MBS of approximately $99.2 million and purchases of residential properties of approximately $9.8 million; and

•

Net cash used in financing activities for the three months ended June 30, 2014 was approximately $460.6 million. This consisted of borrowings on repurchase agreements of approximately $8.977 billion, partially offset by repayments on repurchase agreements of approximately $9.368 billion. This also included net proceeds from common stock issued net of common stock repurchased of approximately $49.7 million and dividends paid of approximately $18.7 million on common stock and dividends paid of approximately $1.4 million on preferred stock, partially offset by net settlements of TBA commitments of approximately $0.7 million.

Relative to our MBS portfolio at June 30, 2014, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from one day to three months. At June 30, 2014, we had borrowed funds under repurchase agreements with 24 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2014, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At June 30, 2014, our leverage on capital (including all preferred stock and junior subordinated notes) was 8.04x, which declined slightly from our leverage multiple of 8.1x at December 31, 2013.

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

During the three months ended June 30, 2014, we raised approximately $390 thousand in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

During the three months ended June 30, 2014, we did not issue any shares of our Common Stock, our Series A Preferred Stock or our Series B Preferred Stock under our 2011 Sales Agreement with Cantor (as described in Note 10 to the accompanying unaudited consolidated financial statements). At June 30, 2014, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and future issuance under the 2011 Sales Agreement.

Disclosure of Contractual Obligations

During the three months ended June 30, 2014, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2014 was approximately $824.2 million. Common stockholders’ equity was approximately $774.9 million, or a book value of $6.26 per share.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on available-for-sale Agency MBS was approximately $15.5 million, or 0.19% of the amortized cost of our Agency MBS, at June 30, 2014. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $68.3 million, constitutes the total “Accumulated other comprehensive loss” of approximately $52.8 million.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate increased on July 1, 2014 from 4.0411 shares of our common stock to 4.0919 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.30 and (2) the annualized common stock dividend yield was 10.5621%.

From July 1, 2014 through August 4, 2014, we issued an aggregate of 67,972 shares of common stock at a weighted average price of $5.19 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $353 thousand.

From July 1, 2014 through August 4, 2014, we had repurchased an aggregate of 2,333,590 shares of our common stock at a weighted average price of $5.17 per share under our share repurchase program.

From July 1, 2014 through August 4, 2014, we acquired two single-family residential rental properties  in Southeastern Florida for approximately $218 thousand.

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

At June 30, 2014, our MBS (including our TBA Agency securities) and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates
15-year fixed-rate investments	$1,499,719	18.1%	$-	-%
15-year fixed-rate TBA Agency securities	211,674	2.6	-	-
20-year and 30-year fixed-rate investments	155,457	1.9	-	-
Adjustable-Rate Investments/Obligations
Less than 3 months	347,610	4.2	7,118,500	100.0
Greater than 3 months and less than 1 year	1,481,919	17.9	-	-
Greater than 1 year and less than 2 years	906,730	10.9	-	-
Greater than 2 years and less than 3 years	1,208,906	14.6	-	-
Greater than 3 years and less than 4 years	289,703	3.5	-	-
Greater than 4 years and less than 5 years	295,419	3.6
Greater than 5 years and less than 7 years	1,228,714	14.8
Greater than 7 years	655,187	7.9	-	-
Total:	$8,281,038	100.0%	$7,118,500	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2013, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates
15-year fixed-rate investments	$1,658,348	19.4%	$-	-%
30-year fixed-rate investments	111,038	1.3	-	-
Adjustable-Rate Investments/Obligations
Less than 3 months	528,776	6.2	7,580,000	100.0
Greater than 3 months and less than 1 year	1,113,514	13.0	-	-
Greater than 1 year and less than 2 years	730,340	8.5	-	-
Greater than 2 years and less than 3 years	1,273,775	14.9	-	-
Greater than 3 years and less than 4 years	873,407	10.2	-	-
Greater than 4 years and less than 5 years	293,402	3.4	-	-
Greater than 5 years and less than 7 years	1,305,608	15.3	-	-
Greater than 7 years	668,238	7.8
Total:	$8,556,446	100.0%	$7,580,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2014, our Agency MBS had a weighted average term to next rate adjustment of approximately 39 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for all interest rate swaps, the weighted average term to next rate adjustment was 992 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At June 30, 2014, we had unrestricted cash of approximately $1.2 million and approximately $431.6 million in unpledged MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2014 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–107%	–2.8%
–1%	–33%	–0.4%
0%	0%	0%
1%	–13%	–0.8%
2%	–31%	–3.0%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of June 30, 2014, the aggregate notional amount of our interest rate swap agreements was $5.265 billion and the weighted average maturity was 3.7 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	166%	1.8%
–1%	240%	1.9%
0%	0%	0%
1%	86%	–3.1%
2%	–87%	–7.5%

Item 4.	Controls and Procedures

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
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2014. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on April 14, 2014 as DEFC 14A.

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

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

Exhibit Number	Description
3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)
3.5	Amendment of Bylaws to Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 1, 2014)
3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)
3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)
3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)
3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)
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

4.6	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)
4.7	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)
10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S-8 filed with the SEC on August 5, 2014)
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

ANWORTH MORTGAGE ASSET CORPORATION
Dated: August 6, 2014	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)
Dated: August 6, 2014	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)