Form 10-Q
period 2014-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2014-11-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

At November 4, 2014, the registrant had 113,270,017 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$6,912,185	$8,060,567
Agency MBS at fair value	458,398	462,478
Paydowns receivable	40,669	33,401
	$7,411,252	$8,556,446
Residential properties	12,362	-
Cash and cash equivalents	1,402	7,368
Interest and dividends receivable	20,069	23,310
Derivative instruments at fair value	662,095	22,551
Prepaid expenses and other	9,972	9,816
Total Assets:	$8,117,152	$8,619,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$11,835	$30,117
Repurchase agreements	6,550,000	7,580,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	671,288	55,914
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on common stock	16,598	11,097
Accrued expenses and other	4,299	1,368
Total Liabilities:	$7,292,829	$7,717,305
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	$46,537	$46,537
Common Stock: par value $0.01 per share; authorized 200,000 shares, 118,554 and 138,717 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,186	1,387
Additional paid-in capital	1,076,185	1,185,369
Accumulated other comprehensive (loss) consisting of unrealized gains and losses	(46,469)	(92,008)
Accumulated deficit	(277,040)	(263,023)
Total Stockholders' Equity:	$800,399	$878,262
Total Liabilities and Stockholders' Equity:	$8,117,152	$8,619,491

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest Income:
Interest on Agency MBS	$37,057	$42,646	$122,852	$131,326
Income on rental properties	197	-	268	-
Other interest income	10	11	31	42
	37,264	42,657	123,151	131,368
Interest Expense:
Interest expense on repurchase agreements	19,024	22,484	72,238	63,432
Interest expense on junior subordinated notes	318	321	947	962
	19,342	22,805	73,185	64,394
Net interest income	17,922	19,852	49,966	66,974

Other Income:
(Loss) gain on sales of Agency MBS	(5,617)	1,991	(4,022)	9,237
Gain on interest rate swaps, net	10,947	-	9,568	-
(Loss) gain on derivatives-TBA securities	(779)	-	798	-
Derivative income-TBA securities	366	-	366	-
Gain on derivatives-Eurodollar Futures Contracts	111	-	111	-
Recovery on Non-Agency MBS	37	100	108	333
Total other income	5,065	2,091	6,929	9,570

Operating Expenses:
Management fee to related party	(2,609)	(2,982)	(8,248)	(9,009)
General and administrative expenses	(888)	(953)	(5,739)	(2,905)
Total operating expenses	(3,497)	(3,935)	(13,987)	(11,914)
Net income	$19,490	$18,008	$42,908	$64,630
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(3,105)	(3,107)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(1,182)	(1,200)
Net income to common stockholders	$18,061	$16,579	$38,621	$60,323

Basic earnings per common share	$0.15	$0.12	$0.30	$0.42
Diluted earnings per common share	$0.15	$0.12	$0.30	$0.42
Basic weighted average number of shares outstanding	121,061	142,380	128,174	143,176
Diluted weighted average number of shares outstanding	125,192	146,287	132,254	147,118

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Month Ended September 30,		Nine Month Ended September 30,
	2014	2013	2014	2013

Net income	$19,490	$18,008	$42,908	$64,630
Available-for-sale Agency MBS, fair value adjustment	(13,625)	10,247	62,104	(198,882)
Reclassification adjustment for loss (gain) on sales of Agency MBS included in net income	5,617	(1,991)	4,022	(9,237)
Unrealized gains (losses) on derivatives	987	(40,863)	(73,959)	(10,715)
Reclassification adjustment for interest expense on swap agreements included in net income	13,382	14,633	53,372	38,426
Other comprehensive income (loss)	6,361	(17,974)	45,539	(180,408)
Comprehensive income (loss)	$25,851	$34	$88,447	$(115,778)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares	Common Stock Shares	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2013	1,919	138,717	$46,537	$1,387	$1,185,369	$(58,646)	$(33,362)	$(263,023)	$878,262
Issuance of common stock		56		1	257				258
Redemption of common stock		(5,281)		(53)	(26,465)				(26,518)
Other comprehensive income, fair value adjustments and reclassifications				-		29,722	(9,200)		20,522
Net income								13,371	13,371
Treasury Stock					(1,805)				(1,805)
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(18,708)	(18,708)
Balance, March 31, 2014	1,919	133,492	$46,537	$1,335	$1,157,380	$(28,924)	$(42,562)	$(269,789)	$863,977
Issuance of common stock		82		1	389				390
Redemption of common stock		(9,776)		(98)	(51,802)				(51,900)
Other comprehensive income, fair value adjustments and reclassifications						44,412	(25,756)		18,656
Net income								10,047	10,047
Treasury Stock					1,805				1,805
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(17,332)	(17,332)
Balance, June 30, 2014	1,919	123,798	$46,537	$1,238	$1,107,796	$15,488	$(68,318)	$(278,503)	$824,238
Issuance of common stock		76		1	299				300
Redemption of common stock		(5,320)		(53)	(27,365)				(27,418)
Other comprehensive income, fair value adjustments and reclassifications						(8,008)	14,369		6,361
Net income								19,490	19,490
Treasury Stock					(4,569)				(4,569)
Amortization of restricted stock					24				24
Dividend declared - $0.539063 per Series A preferred share								(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share								(394)	(394)
Dividend declared - $0.14 per common share								(16,598)	(16,598)
Balance, September 30, 2014	1,919	118,554	$46,537	$1,186	$1,076,185	$7,480	$(53,949)	$(277,040)	$800,399

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Activities:
Net income	$19,490	$18,008	$42,908	$64,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium and discounts (Agency MBS)	11,768	15,478	33,382	50,481
Depreciation on rental properties	85	-	149	-
Loss (Gain) on sales of Agency MBS	5,617	(1,991)	4,022	(9,237)
Amortization of restricted stock	24	51	72	152
Recovery on Non-Agency MBS	(37)	(100)	(108)	(333)
Periodic net settlements on interest rate swaps, net of amortization	(5,643)	-	(6,644)	-
(Gain) on interest rate swaps, net	(10,947)	-	(9,568)	-
Loss (gain) on derivatives, net of derivative income - TBA Securities	413	-	(1,164)	-
(Gain) on derivatives - Eurodollar Futures Contracts	(111)	-	(111)	-
Changes in assets and liabilities:
Decrease in interest receivable	1,672	2,251	3,240	2,236
Decrease (increase) in prepaid expenses and other	8,149	(8,600)	(1,463)	(1,375)
(Decrease) increase in accrued interest payable	(6,097)	6,621	(8,053)	3,561
Increase in accrued expenses	945	25	2,931	1,588
Net cash provided by operating activities	$25,328	$31,743	$59,593	$111,703
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$304,248	$342,479	$501,951	$636,807
Purchases	(92,803)	(149,736)	(430,779)	(2,170,895)
Principal payments	421,311	637,215	1,102,849	1,946,224
Residential properties purchases	(2,026)	-	(12,511)	-
Net cash provided by investing activities	$630,730	$829,958	$1,161,510	$412,136
Financing Activities:
Borrowings from repurchase agreements	$8,593,002	$11,055,507	$26,303,067	$33,602,580
Repayments on repurchase agreements	(9,161,502)	(11,885,507)	(27,333,067)	(34,047,580)
Net settlement on TBA commitments	96	-	800	-
Settlements on terminated interest rate swaps	(36,987)		(36,987)
Proceeds from common stock issued, net of common stock repurchased	(31,688)	(3,085)	(109,458)	(2,560)
Proceeds on Series B Preferred Stock issued	-	-	-	1,335
Proceeds on Series A Preferred Stock issued	-	-	-	1,090
Series A Preferred stock dividends paid	(1,035)	(1,035)	(3,105)	(3,082)
Series B Preferred stock dividends paid	(394)	(394)	(1,182)	(1,221)
Common stock dividends paid	(17,332)	(21,353)	(47,137)	(64,308)
Net cash (used in) financing activities	$(655,840)	$(855,867)	$(1,227,069)	$(513,746)
Net increase (decrease) in cash and cash equivalents	$218	$5,834	$(5,966)	$10,093
Cash and cash equivalents at beginning of period	1,184	7,169	7,368	2,910
Cash and cash equivalents at end of period	$1,402	$13,003	$1,402	$13,003
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$41,311	$16,184	$98,110	$60,832
Conversions of Series B Preferred Stock into common stock	$-	$-	$-	$2,633
Common stock repurchased	$31,987	$6,707	$110,404	$24,877
Change in payable for securities purchased	$-	$147,049	$-	$182,722

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

In February 2014, the Company incorporated its wholly-owned Qualified REIT Subsidiary (“QRS”), Anworth Properties, Inc., which commenced operations in March 2014.  The Company also incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company and currently is not in operation. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of securities, amortization of security premiums and accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. The operating results for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the calendar year. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. Our portfolio also includes a small amount of Non-Agency MBS (approximately $11 thousand) which are included with the Agency MBS. Prior period balances have been presented consistent with this treatment.

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

The following table shows our investments’ gross unrealized losses and fair value of those individual securities that have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	117	$757,413	$(1,952)	355	$3,325,533	$(76,617)	472	$4,082,946	$(78,569)

December 31, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses

Agency MBS	202	$4,262,712	$(122,890)	230	$763,911	$(23,089)	432	$5,026,623	$(145,979)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We currently do not have the intent to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2014.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swaps and Eurodollar Futures Contracts. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps and the Eurodollar Futures Contracts (“Futures Contracts”) for speculative purposes. See Note 13 for more information on the Futures Contracts.

We may also enter into To-Be-Announced (“TBA”) securities as a means of investing in and financing agency securities or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost) and is referred to as “dollar roll income (loss)”. TBA Securities are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value or derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of income as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps, Futures Contracts, or TBA securities. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in “Accumulated Other Comprehensive Income”, or “AOCI” and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements).  Hedge ineffectiveness, if any, is recorded in current period income.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our swaps had historically been accounted for as cash flow hedges under ASC 815. However, on March 17, 2014, we discontinued hedge accounting on approximately $1.685 billion in notional amounts by de-designating these swaps as cash flow hedges. On August 22, 2014, we decided to discontinue hedge accounting on the remainder of our swaps.  In September 2014, we terminated 32 of our swaps with a notional amount of $1.81 billion. As a result of discontinuing hedge accounting for our swaps, beginning March 18, 2014 and August 22, 2014, changes in the fair value of these swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of income rather than in AOCI.  Also, net interest paid or received on these swaps which, through March 17, 2014 and August 23, 2014, was recognized in “interest expense”, is instead recognized in “Gain (loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of our repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the activity in these swaps through March 17, 2014 and August 22, 2014 will remain in AOCI and be recognized in our consolidated statements of income as “interest expense” over the remaining term of these swaps.

For purposes of the consolidated statements of cash flows, cash flows hedges were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative transaction.

For more details on the amounts and other qualitative information on all our derivative transactions, see Note 13. For more information on the fair value of our derivative instruments, see Note 7.

Credit Risk

At September 30, 2014, we have attempted to limit our exposure to credit losses on our MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

We may invest in Non-Agency MBS, which are securities that are secured by pools of residential mortgages which are not issued by government sponsored enterprises and are not guaranteed by any agency of the U.S. government or any federally chartered corporation. Such investments carry a risk that the borrower on the underlying mortgage may default on their obligation to make full and timely payments of principal and interest.

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

For all interest rate swaps entered into on or before September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit this risk, our practice was to only enter into swaps with large financial institution counterparties who were market makers for these types of instruments, limit our exposure on each swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market position of the swaps held with that counterparty. For all swaps entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission, or CFTC, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. Both the swap execution facility and the central clearinghouse could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2014 relative to any tax positions taken prior to January 1, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2014. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2009 and 2008, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2014 and 2013 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2014
Basic EPS	$18,061	121,061	$0.15
Effect of dilutive securities	394	4,131	-
Diluted EPS	$18,455	125,192	$0.15
For the three months ended September 30, 2013
Basic EPS	$16,579	142,380	$0.12
Effect of dilutive securities	394	3,907	-
Diluted EPS	$16,973	146,287	$0.12

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2014
Basic EPS	$38,621	128,174	$0.30
Effect of dilutive securities	1,182	4,080	-
Diluted EPS	$39,803	132,254	$0.30
For the nine months ended September 30, 2013
Basic EPS	$60,323	143,176	$0.42
Effect of dilutive securities	1,200	3,942	-
Diluted EPS	$61,523	147,118	$0.42

For the three and nine months ended September 30, 2014 and 2013, options to purchase 5,000 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013-02, we have identified, in our Statements of Comprehensive Income, items that are reclassified and included in our Statements of Income.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At September 30, 2014, we did not have any reverse repurchase agreements outstanding. During the three months ended September 30, 2014, the maximum amount of reverse repurchase agreements outstanding was $46 million and the average amount of reverse repurchase agreements outstanding was approximately $973 thousand. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2013, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our MBS, classified as available-for-sale, at September 30, 2014 and December 31, 2013, which are carried at their fair value (amounts in thousands):

September 30, 2014

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Non-Agency MBS	Total MBS

Amortized cost	$12,148	$3,082,283	$4,268,672	$-	$7,363,103
Paydowns receivable(1)	-	40,669	-	-	40,669
Unrealized gains	32	20,336	65,670	11	86,049
Unrealized losses	(155)	(44,740)	(33,674)	-	(78,569)
Fair value	$12,025	$3,098,548	$4,300,668	$11	$7,411,252

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Other(1)	Total MBS

Amortized cost	$1,772,230	$4,209,618	$1,149,902	$230,173	$1,180	$7,363,103
Paydowns receivable(2)	3,131	37,538	-	-	-	40,669
Unrealized gains	52,856	21,334	3,266	8,577	16	86,049
Unrealized losses	(4,991)	(52,693)	(20,847)	(35)	(3)	(78,569)
Fair value	$1,823,226	$4,215,797	$1,132,321	$238,715	$1,193	$7,411,252

(1)	Includes floating-rate collateralized mortgage obligations (“CMO”) and Non-Agency MBS.
(2)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended September 30, 2014, there were no gross realized gains on sales of Agency MBS. During the nine months ended September 30, 2014, there were gross realized gains on sales of Agency MBS of approximately $1.6 million. During the three and nine months ended September 30, 2014, there were gross realized losses on sales of Agency MBS of approximately $5.6 million and $5.6 million, respectively. During the three and nine months ended September 30, 2013, there were gross realized gains on sales of Agency MBS of approximately $7.64 million and $14.89 million, respectively, and gross realized losses of approximately $5.65 million and $5.65 million, respectively million.

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

NOTE 4. RESIDENTIAL PROPERTIES

As of September 30, 2014, we owned 79 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost of approximately $12.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013. The income from these properties is included in our Statements of Income as “Income on rental properties.” The expenses on these properties are included in our Statements of Income in “Other expenses” and the details are included in Note 15.

NOTE 5. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our Agency MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At September 30, 2014 and December 31, 2013, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	September 30, 2014		December 31, 2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%
Less than 30 days	2,705,000	0.32	3,105,000	0.39
30 days to 90 days	3,795,000	0.32	4,475,000	0.39
Over 90 days to less than 1 year	50,000	0.33	-	-
1 year to 2 years	-	-	-	-
Demand	-	-	-	-
	$6,550,000	0.32%	$7,580,000	0.39%
Weighted average maturity	38 days		38 days
Weighted average interest rate after adjusting for interest rate swaps	1.08%		1.50%
Weighted average maturity after adjusting for interest rate swaps	845 days		1,010 days
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$6,912,185		$8,060,567

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 7 and 13 for more information on the Company’s interest rate swaps (both items that were hedges and also for discontinued hedges) and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
September 30, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value	$662,095	$-	$662,095	$(662,095)	$-	$-
Total	$662,095	$-	$662,095	$(662,095)	$-	$-

Repurchase Agreements(3)	$6,550,000	$-	$6,550,000	$(6,550,000)	$-	$-
Derivative liabilities at fair value(2)	671,288	-	671,288	(671,288)	-	-
Total	$7,221,288	$-	$7,221,288	$(7,221,288)	$-	$-	\

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2013	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$22,551	$-	$22,551	$(22,551)	$-	$-
Total	$22,551	$-	$22,551	$(22,551)	$-	$-

Repurchase Agreements(3)	$7,580,000	$-	$7,580,000	$(7,580,000)	$-	$-
Derivative liabilities at fair value(2)	55,914	-	55,914	(55,914)	-	-
Total	$7,635,914	$-	$7,635,914	$(7,635,914)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At September 30, 2014, we had pledged approximately $26.1 million in Agency MBS as collateral and paid another approximately $7.2 million on swap margin calls on our swap derivatives. At December 31, 2013, we had pledged approximately $84.2 million in Agency MBS as collateral and paid another approximately $7.1 million on swap margin calls on our swap derivatives.

(3)

At September 30, 2014, we had pledged approximately $6.89 billion in Agency MBS as collateral on our repurchase agreements. At December 31, 2013, we had pledged approximately $7.98 billion in Agency MBS as collateral on our repurchase agreements.

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

Our derivative assets and derivative liabilities include: interest rate swaps (in which we pay a fixed-rate of interest and receive a variable-rate of interest that is based on LIBOR), TBA securities receivable, TBA securities payable and contracts to buy or sell TBA securities. Our derivative assets also include Eurodollar Futures Contracts. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all our swaps (both hedged swaps and de-designated swaps) and other derivative instruments, see Note 1 and Note 13.

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

At September 30, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency MBS(1)	$-	$7,411,252	$-	$7,411,252
Derivative instruments(2)	$-	$662,095	$-	$662,095
Liabilities
Derivative instruments(2)	$-	$671,288	$-	$671,288

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.

At December 31, 2013, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets
Agency MBS(1)	$-	$8,556,446	$-	$8,556,446
Derivative instruments(2)	$-	$22,551	$-	$22,551
Liabilities
Derivative instruments(2)	$-	$55,914	$-	$55,914

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.

At September 30, 2014 and December 31, 2013, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2014 and December 31, 2013, the carrying value approximates fair value.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2014, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred

Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2014, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 10. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2014, our authorized capital included 200,000,000 shares of common stock, of which 118,554,025 shares were issued and outstanding.

At September 30, 2014, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At September 30, 2014, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. On December 13, 2013, we announced that our board of directors had authorized us to acquire up to an additional 5,000,000 shares of our common stock; on March 14, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock; and on May 22, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock, in each case through our share repurchase program. During the three months ended September 30, 2014, we repurchased an aggregate of 6,819,372 shares at a weighted average price of $5.10 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the three months ended September 30, 2014, we issued an aggregate of 75,783 shares of our common stock at a weighted average price of $5.18 per share under the 2012 Plan, resulting in proceeds to us of approximately $393 thousand. At September 30, 2014, there were approximately 16.56 million shares remaining under the 2012 Plan.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At September 30, 2014, approximately $544.7 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the third quarter of 2014, we issued 10,000 restricted stock units under the 2014 Equity Plan.

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

A trust controlled by Mr. Lloyd McAdams, our Chairman, Chief Executive Officer and President, and Ms. Heather U. Baines, an Executive Vice President of the Manager, beneficially owns 50% of the outstanding membership interests of the Manager; Mr. Joseph E. McAdams, the Chief Investment Officer of the Manager, beneficially owns 45% of the outstanding membership interests of the Manager; and Mr. Thad M. Brown, our Chief Financial Officer, beneficially owns 5% of the outstanding membership interests of the Manager.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $61.67 per square foot. The base monthly rental for us is $37,518.40, which will be increased by 3% per annum on July 1, 2015. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2014, we expensed $126 thousand and $377 thousand, respectively, in rent and related expenses to PIA under this sublease agreement. During the three and nine months ended September 30, 2013, we expensed $123 thousand and $366 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At September 30, 2014, the future minimum lease commitment is as follows (in whole dollars):

Year	2014	2015	2016	2017	2018	Thereafter	Total Commitment

Commitment	$112,555	$456,987	$470,720	$484,852	$499,398	$1,866,753	$3,891,265

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2014, we paid fees of $49 thousand and $152 thousand, respectively, to PIA in connection with this agreement. During the three and nine months ended September 30, 2013, we paid fees of $53 thousand and $159 thousand, respectively, to PIA in connection with this agreement.

NOTE 12. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Compensation Plan, or the 2014 Equity Plan. During the three months ended September 30, 2014, we issued 10,000 restricted stock units under the 2014 Equity Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2014, we expensed approximately $24 thousand and $72 thousand, respectively, related to these restricted stock grants. During the three and nine months ended September 30, 2013, we expensed approximately $51 thousand and $152 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 Dividend Equivalent Rights Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 Dividend Equivalent Rights Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 Dividend Equivalent Rights Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine months ended September 30, 2014, we paid or accrued $80 thousand and $243 thousand, respectively, related to DERs granted. During the three and nine months ended September 30, 2013, we paid or accrued $70 thousand and $245 thousand, respectively, related to DERs granted.

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

NOTE 13. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2014 and December 31, 2013:

Derivative Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)

Hedged interest rate swaps	Derivative Assets	$-	$22,551
De-designated interest rate swaps	Derivative Assets	-	-
Eurodollar Futures Contracts	Derivative Assets	1,419	-
TBA Securities - Open Contract	Derivative Assets	660,676	-
		$662,095	$22,551
Hedged interest rate swaps	Derivative Liabilities	$-	$55,914
TBA Securities - Payable	Derivative Liabilities	660,310	-
De-designated interest rate swaps	Derivative Liabilities	10,978	-
		$671,288	$55,914

Interest Rate Swap Agreements

At September 30, 2014, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.81 billion and a weighted average maturity of approximately four years. During the three months ended September 30, 2014, we added four new swap agreements with an aggregate notional balance of $350 million. During the three months ended September 30, 2014, no swap agreements matured. However, 32 swaps with a notional amount of $1.81  billion were terminated. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At September 30, 2014 and December 31, 2013, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	September 30, 2014			December 31, 2013
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$85,000	1.15%	1	$410,000	2.07%	4
1 year to 2 years	500,000	0.90	22	680,000	2.07	18
2 years to 3 years	925,000	1.06	31	1,145,000	1.82	29
3 years to 5 years	1,390,000	1.44	47	1,715,000	1.18	48
5 years to 7 years	555,000	2.35	75	925,000	2.11	76
7 years to 10 years	350,000	2.93	103	500,000	2.84	107
	$3,805,000	1.54%	48	$5,375,000	1.81%	47

Swap Agreements by Counterparty

	September 30, 2014	December 31, 2013
	(in thousands)
Chicago Mercantile Exchange(1)	$780,000	$400,000
JPMorgan Securities	775,000	1,175,000
Deutsche Bank Securities	715,000	1,165,000
ING Financial Markets LLC	650,000	650,000
RBS Greenwich Capital	350,000	800,000
Nomura Securities International	300,000	650,000
Bank of New York	160,000	260,000
Credit Suisse	75,000	75,000
Morgan Stanley	-	150,000
LBBW Securities, LLC	-	50,000
	$3,805,000	$5,375,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty is the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

During the nine months ended September 30, 2014, there was an increase in unrealized losses of approximately $20.6 million, from approximately $33.3 million in unrealized losses at December 31, 2013 to approximately $53.9 million in unrealized losses, on our swap agreements included in “Other comprehensive income” (this increase in unrealized losses consisted of unrealized losses on derivatives of $74 million and a reclassification adjustment for interest expense included in net income of $53.4 million).

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps with a notional balance of approximately $1.685 billion. On August 22, 2014, we decided to discontinue hedge accounting on the remainder of our swaps. During September 2014, 32 of our swaps with a notional balance of $ 1.81 billion were terminated. For both the terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or less in AOCI remains in AOCI and is amortized over the remaining term of the swaps. During the three and nine months ended September 30, 2014, the net gain on these interest rate swaps was approximately $10.9 million and $9.6 million, respectively.

Eurodollar Futures Contracts

Each Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At September 30, 2014, we had 5,500 Futures Contracts representing $5.5 billion in notional amount. The fair value of these Futures Contracts was approximately $1.4 million. For the three and nine months ended September 30, 2014, we had gains on Futures Contracts of approximately $111 thousand and $111 thousand, respectively. We did not enter into these types of contracts during 2013.

TBA Securities

We may also enter TBA contracts and recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Securities” for more information on TBA securities. During the three and nine months ended September 30, 2014, we recognized a loss on derivatives-TBA securities of approximately $779 thousand and a gain of approximately $798 thousand, respectively. During the three and nine months ended September 30, 2014, we also recognized derivative income on the TBA securities of approximately $366 thousand. During the three and nine months ended September 30, 2013, we did not enter into any TBA contracts. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.5%.

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

NOTE 15. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Legal and professional fees(1)	$(218)	$120	$2,423	$385
Printing and stockholder communications	15	27	584	204
Directors and Officers insurance	129	118	374	348
DERs expense	80	70	243	245
Amortization of restricted stock	24	51	72	152
Software implementation and maintenance	80	75	234	220
Administrative service fees	49	53	152	159
Rent	126	123	377	366
Stock exchange and filing fees	46	54	136	162
Custodian and clearing fees	70	34	215	103
Sarbanes-Oxley consulting fees	25	25	76	82
Board of directors fees and expenses	105	103	265	257
Securities data services	34	33	100	99
Leasing commissions on rental properties	59	-	69	-
Other expenses on rental properties	83	-	103	-
Depreciation expense on residential properties	85	-	149	-
Property taxes on residential properties	45	-	45	-
Other	51	67	122	123
Total of other expenses:	$888	$953	$5,739	$2,905

(1)

During the third quarter 2014, there was a reversal of expenses previously accrued on legal and professional fees related to the proxy solicitation contest and a consulting agreement in connection with our review of strategic options.

NOTE 16. SUBSEQUENT EVENTS

The conversion rate of our Series B Preferred Stock increased on October 1, 2014 from 4.0919 shares of our common stock to 4.1519 shares of our common stock using the following information: (1) the average closing price of our common stock for the ten (10) consecutive trading day period was $5.05 and (2) the annualized common stock dividend yield was 11.0935%. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock.

From October 1, 2014 through November 4, 2014, we purchased and committed to purchase approximately $52 million of Non-Agency MBS.

From October 1, 2014 through November 4, 2014, we issued an aggregate of 75,492 shares of common stock at a weighted average price of $5.16 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $389 thousand.

From October 1, 2014 through November 4, 2014, we had repurchased an aggregate of 5,671,500 shares of our common stock at a weighted average price of $5.09 per share under our share repurchase program.

From October 1, 2014 through November 4, 2014, two swaps with an aggregate notional amount of $85 million matured.

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

In February of 2014, the Company incorporated its wholly-owned Qualified REIT Subsidiary (“QRS”), Anworth Properties, which commenced operations in March 2014.  The Company incorporated Anworth Property Services, Inc., a Taxable REIT Subsidiary (“TRS”) that is wholly-owned by the Company and currently not in operation. The Company’s QRS will provide the entity through which the Company may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which the Company would receive interest income; and (2) real estate assets, from which the Company would receive rental income and potential price appreciation. The Company’s TRS will provide the entity through which the Company may participate in various real estate-related activities which would earn profits that the IRS considers to be taxable income. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

We have elected to be taxed as a REIT under the Code and are organized for tax purposes as a REIT. Accordingly, we generally distribute substantially all of our taxable earnings to stockholders without paying federal or state income tax at the corporate level on the distributed earnings. At September 30, 2014, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 91% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 99% of our 2013 revenue qualified for both the 75% source of income test and the 95% source of income test under the REIT rules. At September 30, 2014, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Pursuant to a Management Agreement, or the Management Agreement, between us and Anworth Management, LLC, or the Manager, effective as of December 31, 2011, our day-to-day operations are being conducted by the Manager. The Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. The Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, the Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement). The term of the Management Agreement expired on December 31, 2013 and automatically renews for successive one-year renewal terms unless either party elects not to renew. If we terminate the Management Agreement, or elect not to renew without cause, then we will be required to pay a termination fee equal to three times the average annual management fee earned during the prior 24-month period. At September 30, 2014, if this hypothetical event had occurred, the termination fee would have been approximately $34.8 million.

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill (better known as the Corker-Warner bill) to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. On July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives tilted, “Protecting American Taxpayers and Homeowners Act.” The Corker-Warner bill failed to garner enough support to make it to the Senate floor for a vote. The House bill still does not have enough support to make it out of the House Committee on Financial Services. During the first quarter 2014, Senate Banking Committee Chairman Tim Johnson (D-South Dakota) and ranking member Mike Crapo (R-Idaho) introduced a bipartisan housing finance reform bill that builds on the earlier Corker-Warner bill. This new Senate bill would also wind-down and eliminate Fannie Mae and Freddie Mac, as well as establish a Federal Mortgage Insurance Corporation (FMIC) in their place that would guarantee qualified mortgages. In May 2014, this bill received the approval of the Senate Banking Committee but it is not expected to be brought to the full Senate for this year. Lenders would be required to bear any losses on the first 10% of capital. The bill also calls for the creation of a “member-only securitization platform that would issue a single, standardized FMIC-wrapped security, and permit private label securities to be issued in a manner that encourages standardization and improved market liquidity.” It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. At its recent meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. Most Federal Reserve officials previously announced in the June 2014 meeting that they expected the first hike in interest rates to come sometime in 2015. During its recent meeting, Federal Reserve officials indicated that the timing of any increase in interest rates could change if job growth either exceeds or disappoints their expectations.

Other Recent Activity

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act also delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic spending cuts, which went into effect on March 1, 2013. During 2013, Congress passed several interim measures of providing temporary funding to the U.S. government and temporarily increasing the debt ceiling. On October 1, 2013, the U.S. government was partially shut-down for sixteen days due to the inability by the U.S. Congress to pass a continuous funding resolution to provide funding for most government agencies and functions. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funded the government through January 15, 2014, extended the debt ceiling through February 7, 2014, called for Congressional agreement on a long-term budget by mid-December 2013 and continued the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that funded the U.S. government through September 30, 2014. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. In September 2014, Congress passed a continuing resolution that will fund the U.S. government through December 11, 2014 at the current 2014 funding levels. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

During 2012 and 2013, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, or BBA, a trade group that compiled the information and published daily the LIBOR rate. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. The administration of LIBOR was to be transferred to the NYSE Euronext Rate Administration Limited but was renamed to the ICE Benchmark Administration Limited (the “IBA”) upon the successful completion of the acquisition of NYSE Euronext by the Intercontinental Exchange in November 2013. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the IBA following authorization by the Financial Conduct Authority. In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. The proposal is out for comments to be submitted back to the IBA by December 19, 2014. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Our Portfolio

At September 30, 2014 and December 31, 2013, our total assets, the fair value of our Agency MBS portfolio (including the TBA Agency securities) and its allocation were approximately as follows:

	September 30, 2014	December 31, 2013
	(dollar amounts in thousands)

Total assets	$8,117,152	$8,619,491
Fair value of Agency MBS	$8,071,928	$8,556,446
Adjustable-rate Agency MBS (less than 1 year reset)	23%	19%
Adjustable-rate Agency MBS (1-2 year reset)	13	9
Adjustable-rate Agency MBS (2-3 year reset)	11	15
Adjustable-rate Agency MBS (3-4 year reset)	2	10
Adjustable-rate Agency MBS (4-5 year reset)	6	3
Adjustable-rate Agency MBS (5-7 year reset)	12	15
Adjustable-rate Agency MBS (>7 year reset)	8	8
15-year fixed-rate Agency MBS	14	20
15-year fixed-rate TBA Agency securities	8	-
20-year and 30-year fixed-rate Agency MBS	3	1
	100%	100%

As of September 30, 2014, we also owned 79 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost of approximately $12.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

Stockholders’ equity available to common stockholders at September 30, 2014 was approximately $751.1 million, or $6.34 per share. The $751.1 million equals total stockholders’ equity of $800.4 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of approximately $25.2 million and the proceeds from its sale of approximately $23.9 million.

Results of Operations

Three Months Ended September 30, 2014 Compared to September 30, 2013

For the three months ended September 30, 2014, our net income available to common stockholders was approximately $18.1 million, or $0.15 per diluted share, based on a weighted average of 125.2 million fully diluted shares outstanding. This includes net income of $19.5 million minus the payment of preferred dividends of $1.4 million. For the three months ended September 30, 2013, our net income available to common stockholders was $16.6 million, or $0.12 per diluted share, based on a weighted average of 146.3 million fully diluted shares outstanding. This included net income of $18 million minus the payment of preferred dividends of $1.4 million.

Net interest income for the three months ended September 30, 2014 was approximately $17.9 million, or 36.6% of gross income, compared to approximately $19.9 million, or 34.1% of gross income, for the three months ended September 30, 2013. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) less interest expense from borrowings. Interest income (net of premium amortization expense) for the three months ended September 30, 2014 was approximately $37.3 million, compared to approximately $42.7 million for the three months ended September 30, 2013, a decrease of 12.6% due primarily to a decrease in the coupons on our MBS (from 2.60% during the three months ended September 30, 2013 to 2.553% during the three months ended September 30, 2014), and by a decrease in the average MBS outstanding (from $8.85 billion during the three months ended September 30, 2013 to $7.65 billion during the three months ended September 30, 2014), partially offset by a decrease in the premium amortization of approximately $3.7 million. Interest expense for the three months ended September 30, 2014 was approximately $19.3 million, compared to approximately $22.8 million for the three months ended September 30, 2013, a decrease of 15.2%, which resulted primarily from a decrease in weighted average interest rates after the effect of the swap agreements (from 1.11% at September 30, 2013 to 1.09% at September 30, 2014) and a decrease in the average repurchase agreement borrowings outstanding (from $8.05 billion at September 30, 2013 to $6.9 billion at September 30, 2014).

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

During the three months ended September 30, 2014, premium amortization expense decreased approximately $3.7 million, or 24%, from $15.5 million during the three months ended September 30, 2013 to $11.8 million, due primarily to lower future CPR projections as shown in the table below. We estimate our future CPR projections on a quarterly basis by evaluating historical performance, street consensus, prepayment speeds and current market conditions. The primary drivers of the current realized CPR are the incentives that mortgage borrowers had when they were considering the refinance of their mortgage several weeks or months earlier. The primary incentive is whether or not the new mortgage rate is greater or less than the borrower’s current mortgage rate. Another significant factor is the mortgage borrower believing that mortgage interest rates will either increase or decrease in the future. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on mortgage pools similar to the pool being evaluated. Another significant factor is our assumptions about future mortgage rates and their probable impact on future CPRs. To assess the sustainability of our projection of average long-term CPR percentages, we primarily evaluate the sustainability of current monetary policy and fiscal policy. Other factors which can affect this sustainability are: (1) the development of new mortgage financing techniques and products and (2) changes in the level of employment/unemployment rates, which could result in borrowers changing their prepayment patterns.

Although the actual prepayment experience was higher than the prior quarter (as shown in the table below) due to lower mortgage interest rates, the actual premium amortization during the three months ended September 30, 2014 (approximately $11.8 million) was approximately the same as in the prior quarter ($11.8 million) due to less unearned premium being amortized because of paydown and sales of Agency MBS. Our current long-term CPR projection is 18%. That level is where actual prepayments are, where the market level currently is and also due to the expectation of increased interest rates in 2015 (based on indications from the Federal Reserve), we estimate that our long-time CPR projection will remain around that level. When compared to the same period of last year as noted above, the premium amortization expense decreased approximately $3.7 million due primarily to lower actual and future CPR projections.

The following table shows the approximate CPR of our Agency MBS for each of the following quarters:

	2014			2013
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS	12%	14%	18%	24%	24%	23%

During the three months ended September 30, 2014 and 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We determined that our hedges were considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

We review our MBS portfolio relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of Agency MBS, we may sell some of the securities in our portfolio based upon these factors. During the three months ended September 30, 2014, we received proceeds of approximately $304 million from the sales of Agency MBS and recognized a loss of approximately $5.6 million. We had no set plan to sell these securities nor were we required to do so. During the three months ended September 30, 2013, we received proceeds of approximately $342 million from the sales of Agency MBS and recognized a net gain of approximately $2 million. During the three months ended September 30, 2014, we sold approximately $1.17 Billion of TBA securities and recognized a loss of approximately $779 thousand. During the three months ended September 30, 2014, we also had derivative income on the TBA securities of approximately $366 thousand. During the three months ended September 30, 2013, we did not enter into any TBA securities contracts.

During the three months ended September 30, 2014, we also had a gain on interest rate swaps of approximately $10.9 million due primarily to the change in the fair value of the swaps.

Total expenses were approximately $3.5 million for the three months ended September 30, 2014, compared to approximately $3.9 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, we incurred management fees of approximately $2.6 million, as compared to management fees of approximately $3.0 million for the three months ended September 30, 2013, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the three months ended September 30, 2013. “Other expenses” decreased approximately $65 thousand as detailed in Note 15 to our unaudited consolidated financial statements.

Non-GAAP Measure

In addition to our operating results presented in accordance with GAAP, the following table reconciles our “net income to common stockholders” for the three months ended September 30, 2014 to “core earnings” (which is a non-GAAP financial measure) for the same periods. “Core earnings” represent “net income to common stockholders” (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The Company’s management believes that the non-GAAP financial measure of “core earnings” is useful because it provide investors with greater transparency to the information we use in our financial and operational decision-making process. Management also believes the presentation of this measure, when analyzed in conjunction with our GAAP operating results, allows investors to more effectively evaluate and compare our performance to that of our peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. This non-GAAP financial measure should not be used as a substitute for the Company’s operating results for the three months ended September 30, 2014. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	Three Months Ended
	September 30, 2014
	Amount	Per Share
	(in thousands)

Net income to common stockholders	$18,061	$0.15
Adjustments to derive core earnings:
Loss on sales of Agency MBS	5,617	0.04
Gain on interest rate swaps, net	(10,947)	(0.09)
Loss on derivatives-TBA securities	779	0.01
Derivative income-TBA securities	(366)	(0.01)
Gain on derivatives-Eurodollar Futures Contracts	(111)	0.00
Recovery on Non-Agency MBS	(37)	0.00
Amortization of other comprehensive income on de-designated swaps(1)	5,650	0.05
Periodic net settlement on interest rate swaps after de-designation(2)	(5,296)	(0.04)
Dollar roll income on TBA securities(3)	2,503	0.02
Core earnings	$15,853	$0.13
Basic weighted average number of shares outstanding	121,061

(1)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in our income statement as a portion of interest expense in accordance with GAAP.

(2)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net income available to common stockholders. This adjustment does not include net payments of approximately $6 million made on interest rate swaps which were previously de-designated in March 2014 and were subsequently terminated during the current quarter or have subsequently matured.

(3)

Dollar roll income on TBA securities is the income resulting from the price discount typically obtained by extending the settlement of TBA securities to a later date. This is a component of both the “(loss) gain on derivatives-TBA securities” and “derivative income-TBA securities” that are shown on our income statement.

Nine Months Ended September 30, 2014 Compared to September 30, 2013

For the nine months ended September 30, 2014, our net income available to common stockholders was $38.6 million, or $0.30 per diluted share, based on a weighted average of 132.3 million fully diluted shares outstanding. This includes net income of $42.9 million minus the payment of preferred dividends of $4.3 million. For the nine months ended September 30, 2013, our net income available to common stockholders was $60.3 million, or $0.42 per diluted share, based on a weighted average of 147.1 million fully diluted shares outstanding. This included net income of $64.6 million minus the payment of preferred dividends of $4.3 million.

Net interest income for the nine months ended September 30, 2014 was approximately $50 million, or 31.9% of gross income, compared to approximately $67 million, or 36.8% of gross income, for the nine months ended September 30, 2013. Interest income (net of premium amortization expense) for the nine months ended September 30, 2014 was approximately $123.2 million, compared to approximately $131.4 million for the nine months ended September 30, 2013, a decrease of 6.3% due primarily to a decrease in the coupons on our MBS (from 2.70% during the three months ended September 30, 2013 to 2.57% during the three months ended September 30, 2014), and by a decrease in the average MBS outstanding (from $8.96 billion during the nine months ended September 30, 2013 to $8.14 billion during the nine months ended September 30, 2014), partially offset by a decrease in the premium amortization of approximately $17.1 million and an increase in income on rental properties of $257 thousand. Interest expense for the nine months ended September 30, 2014 was approximately $73.2 million, compared to approximately $64.4 million for the three months ended September 30, 2013, an increase of 13.7%, which resulted primarily from an increase in weighted average interest rates after the effect of the swap agreements (from 1.04% at September 30, 2013 to 1.32% at September 30, 2014), partially offset by a decrease in the average repurchase agreement borrowings outstanding, from $8.13 billion at September 30, 2013 to $7.3 billion at September 30, 2014.

During the nine months ended September 30, 2014, premium amortization expense decreased $17.1 million, or 33.9%, from $50.5 million during the nine months ended September 30, 2013 to $33.4 million, due primarily to average lower actual CPR as shown in the table above, lower future CPR projections and less unamortized premium that is being amortized due to paydowns and sales of Agency MBS. We estimate our future CPR projections on a quarterly basis by evaluating historical performance, street consensus, prepayment speeds and current market conditions (see the discussion in the previous section related to the three months ended September 30, 2014 compared to the three months ended September 30, 2013 above).

During the nine months ended September 30, 2014 and 2013, there was no gain or loss recognized in earnings due to hedge ineffectiveness. We determined that our hedges were considered “highly effective.” There were no components of the derivative instruments’ gain or loss excluded from the assessment of hedge effectiveness.

During the nine months ended September 30, 2014, we received proceeds of approximately $502 million from the sales of Agency MBS and recognized a net loss of approximately $4 million. During the nine months ended September 30, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized a net gain of approximately $9.2 million.

During the nine months ended September 30, 2014, we sold approximately $1.59 billion of TBA securities (face amount plus premium) and recognized a net gain of approximately $799 thousand. We also had derivative income on the TBA securities of approximately $366 thousand during the nine months ended September 30, 2014. During the nine months ended September 30, 2013, we did not enter into any TBA securities contracts.

During the nine months ended September 30, 2014, we also had a gain on interest rate swaps of approximately $9.6 million due primarily to the change in the fair value of the swaps.

Total expenses were approximately $14 million for the nine months ended September 30, 2014, compared to approximately $11.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, we incurred management fees of approximately $8.2 million, as compared to management fees of approximately $9 million for the nine months ended September 30, 2013, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the nine months ended September 30, 2013. “Other expenses” (as detailed in Note 15 to our unaudited consolidated financial statements) increased approximately $2.8 million due primarily to an increase in legal and other professional fees (approximately $2 million) and also printing fees (approximately $0.4 million) related to the Company’s proxy solicitation contest and a consulting agreement in connection with our review of strategic options and approximately $366 thousand in expenses on rental properties.

Financial Condition

MBS Portfolio

At September 30, 2014, we held agency mortgage assets which had an amortized cost of approximately $7.36 billion, consisting primarily of approximately $5.98 billion of adjustable-rate Agency MBS and approximately $1.38 billion of fixed-rate Agency MBS. This amount represents an approximately 14.2% decrease from the $8.58 billion held at December 31, 2013 due primarily to sales of Agency MBS and paydowns on Agency MBS. Of the adjustable-rate Agency MBS owned by us, approximately 30% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 70% consisted of hybrid adjustable-rate Agency MBS which had coupons that will reset between one year and ten years. Hybrid adjustable-rate Agency MBS have an initial interest rate that is fixed for a certain period, usually three to ten years, and thereafter adjust annually for the remainder of the term of the loan.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2014 and December 31, 2013, classified by type of issuer (dollar amounts in thousands):

	September 30, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$4,300,668	58.0%	$4,962,273	58.0%
Freddie Mac (FHLMC)	3,098,548	41.8	3,580,834	41.8
Ginnie Mae (GNMA)	12,025	0.2	13,260	0.2
Non-Agency MBS	11	-	79	-
Total MBS:	$7,411,252	100.0%	$8,556,446	100.0%

The following table classifies the fair value of our MBS owned at September 30, 2014 and December 31, 2013 by type of interest rate index (dollar amounts in thousands):

	September 30, 2014		December 31, 2013
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,193	-%	$1,532	-%
Six-month LIBOR	45,345	0.6	51,301	0.6
One-year LIBOR	5,774,707	77.9	6,488,980	75.8
Six-month certificate of deposit	915	-	992	-
Six-month constant maturity treasury	183	-	227	-
One-year constant maturity treasury	203,951	2.8	227,805	2.7
Cost of Funds Index	13,922	0.2	16,223	0.2
15-year fixed-rate	1,132,321	15.3	1,658,348	19.4
20-year and 30-year fixed-rate	238,715	3.2	111,038	1.3
Total MBS:	$7,411,252	100.00%	$8,556,446	100.0%

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

The weighted average coupons and average amortized costs of our MBS (excluding TBA Agency securities) at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013 were as follows:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Weighted Average Coupon
Adjustable-rate Agency MBS	2.58%	2.60%	2.57%	2.52%
Hybrid adjustable-rate Agency MBS	2.55	2.57	2.59	2.62
15-year fixed-rate Agency MBS	2.69	2.65	2.68	2.66
20-year and 30-year fixed-rate Agency MBS	4.40	5.01	5.04	5.71
Total Agency MBS:	2.64%	2.63%	2.65%	2.65%
Average Amortized Cost
Adjustable-rate Agency MBS	102.81%	102.65%	102.56%	102.46%
Hybrid adjustable-rate Agency MBS	103.60	103.58	103.55	103.45
15-year fixed-rate Agency MBS	103.14	103.16	103.10	103.39
20-year and 30-year fixed-rate Agency MBS	103.17	102.86	102.91	101.31
Total Agency MBS:	103.32%	103.28%	103.24%	103.23%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.56%	2.55%	2.57%	2.57%

The following information pertains to our repurchase agreement borrowings at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
	(dollar amounts in thousands)

Repurchase agreements outstanding	$6,550,000	$7,118,500	$7,510,000	$7,580,000
Average repurchase agreements outstanding	$6,901,889	$7,434,984	$7,565,029	$7,644,822
Maximum monthly amount during quarter	$7,041,000	$7,551,000	$7,563,000	$7,635,000
Average interest rate on outstanding repurchase agreements	0.32%	0.32%	0.35%	0.39%
Average days to maturity	38 days	37 days	37 days	38 days
Average interest rate after adjusting for interest rate swaps	1.08%	1.47%	1.48%	1.50%
Weighted average maturity after adjusting for interest rate swaps	845 days	992 days	1,008 days	1,010 days
Weighted average haircuts(1)	4.95%	4.98%	5.03%	5.05%

(1)	A haircut represents the reduction of value to securities used as collateral in a lending arrangement so as to provide the lender with a cushion in case the market value of the securities decreases.

At September 30, 2014 and December 31, 2013, the unamortized net premium paid for our Agency MBS was approximately $236.9 million and $268.1 million, respectively.

At September 30, 2014, the current yield of 2.56% increased by 1 basis point from June 30, 2014. For the three months ended September 30, 2014, the weighted average coupon for our total Agency MBS increased by 1 basis point from June 30, 2014. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

Our repurchase agreements outstanding decreased from approximately $7.58 billion at December 31, 2013 and from approximately $7.118 billion at June 30, 2014 to approximately $6.55 billion at September 30, 2014 due to less financing needed as our portfolio declines due to paydowns and sales of Agency MBS. We anticipate this trend to continue as we continue to use more of our funds for repurchasing shares of our common stock.

The average interest rate on outstanding repurchase agreements, after adjusting for all interest rate swaps, decreased from 1.50% at December 31, 2013 to 1.08% at September 30, 2014 due primarily to the termination of 32 swaps at a notional amount of $1.81 billion, which were at higher rates. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 1,010 days at December 31, 2013 to 845 days at September 30, 2014.

Residential Properties Portfolio

As of September 30, 2014, we owned 79 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost of approximately $12.4 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013.

Derivatives

We periodically enter into derivative transactions, in the form of interest rate swaps, which are intended to economically hedge our exposure to rising interest rates on funds borrowed to finance our investments in securities. Prior to March 17, 2014 and August 22, 2014, we designated interest rate swaps as cash flow hedges. We also periodically enter into derivative transactions, in the form of TBA securities and Eurodollar Futures Contracts, which are not designated as hedges. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of those hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test and 75% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction also must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

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

The following table pertains to all of our swaps at September 30, 2014, June 30, 2014, March 31, 2014 and December 31, 2013, respectively:

	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013

Aggregate notional amount of swap agreements	$3.805 billion	$5.265 billion	$5.44 billion	$5.375 billion
Average maturity of swap agreements	4.0 years	3.7 years	3.8 years	3.9 years
Weighted average fixed rate paid on swap agreements	1.54%	1.78%	1.79%	1.81%
Aggregate notional amount of Eurodollars Futures Contracts	$5.50 billion	$0	$0	$0

Swap agreements are used to provide protection from increases in interest rates having a negative impact on the market value of our portfolio that could result in our lenders requiring additional collateral for our repurchase agreement borrowings. An increase or decrease in the notional value of our swap agreements usually provides an increase or decrease in protection to our portfolio’s change in value due to interest rate changes. However, there are other methods that can also lessen our portfolio’s change in value due to interest rate increases. Among them are: acquiring mortgages that are inherently less sensitive to interest rate changes and borrowings using long-term agreements.

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps with notional balances of approximately $1.685 billion. On August 22, 2014, we decided to discontinue hedge accounting on the remainder of our swaps. During September 2014, we terminated 32 swap agreements with an aggregate notional amount of $1.81 billion. Most of these swaps that were terminated had a remaining term of less than two years and had higher interest rates, which is the primary reason for the decline in the average fixed pay swap rate, from 1.81% at December 31, 2013 to 1.54% at September 30, 2014. While these were still effective under GAAP, they were becoming less viable economically and for asset/liability management. They were replaced with the Eurodollar Futures Contracts, which require no payments of interest during their term. For both the terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. During the three and nine months ended September 30, 2014, the net gain on these interest rate swaps was approximately $10.9 million and $9.6 million, respectively.

Each Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At September 30, 2014, we had 5,500 Futures Contracts representing $5.5 billion in notional amount. The effective term of these contracts is three months. The fair value of these contracts was approximately $1.4 million. For the three and nine months ended

September 30, 2014, we had gains on Futures Contracts of approximately $111 thousand and $111 thousand, respectively. We did not enter into these types of contracts during 2013.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

MBS Portfolio

Our primary source of funds consists of repurchase agreements which totaled approximately $6.55 billion at September 30, 2014. As collateral for our repurchase agreements and interest rate swaps, we pledged approximately $6.91 billion in MBS. Our other significant source of funds for the three months ended September 30, 2014 consisted of payments of principal from our MBS portfolio in the amount of approximately $421.3 million.

For the three months ended September 30, 2014, there was a net increase in cash and cash equivalents of approximately $0.2 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2014 was approximately $25.3 million. This is comprised of net income of approximately $19.5 million and adding back the following non-cash items: the amortization of premiums and discounts of approximately $11.8 million, the amortization of restricted stock of $24 thousand, depreciation of rental properties of $85 thousand, net loss on sales of Agency MBS of approximately $5.6 million and a net loss on derivatives-TBA securities of approximately $413 thousand, partially offset by recoveries on Non-Agency MBS of approximately $37 thousand, periodic net settlements net of amortization related to interest rate swaps of approximately $5.6 million, a gain on derivatives-interest rate swaps of approximately $10.9 million and a gain on derivatives-Eurodollar Futures Contracts of approximately $111 thousand. Net cash provided by operating activities also included an increase in accrued expenses and other of approximately $0.9 million, a decrease in prepaid expenses and other of approximately $8.1 million and a decrease in accrued interest receivable of approximately $1.7 million, partially offset by an decrease in interest payable of approximately $6.1 million;

•

Net cash provided by investing activities for the three months ended September 30, 2014 was approximately $630.7 million, which consisted of $421.3 million from principal payments on Agency MBS and proceeds from the sales of Agency MBS of approximately $304.2 million, partially offset by purchases of Agency MBS of approximately $92.8 million and purchases of residential properties of approximately $2 million; and

•

Net cash used in financing activities for the three months ended September 30, 2014 was approximately $655.8 million. This consisted of borrowings on repurchase agreements of approximately $8.593 billion, offset by repayments on repurchase agreements of approximately $9.162 billion. This also included payments on terminated swaps of approximately $37 million, common stock repurchased net of common stock issued of approximately $31.7 million and dividends paid of approximately $17.3 million on common stock and dividends paid of approximately $1.4 million on preferred stock, partially offset by net settlements of TBA commitments of approximately $96 thousand.

Relative to our MBS portfolio at September 30, 2014, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 30 days to 112 days. At September 30, 2014, we had borrowed funds under repurchase agreements with 25 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2014, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At September 30, 2014, our leverage on capital (including all preferred stock and junior subordinated notes) was 7.6x, which declined from our leverage multiple of 8.1x at December 31, 2013.

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

During the three months ended September 30, 2014, we raised approximately $393 thousand in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

Disclosure of Contractual Obligations

During the three months ended September 30, 2014, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2014 was approximately $800.4 million. Common stockholders’ equity was approximately $751.1 million, or a book value of $6.34 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income” on available-for-sale Agency MBS was approximately $7.5 million, or 0.1% of the amortized cost of our Agency MBS, at September 30, 2014. This, along with “Accumulated other comprehensive loss, derivatives” of approximately $53.9 million, constitutes the total “Accumulated other comprehensive loss” of approximately $46.4 million.

Non-GAAP Measure

The following table represents our “common stockholders’ equity” and “common stockholders’ equity with and without accumulated other comprehensive income,” or AOCI, which are non-GAAP financial measures, at September 30, 2014 and December 31, 2013, respectively, which are reconciled to the nearest comparable GAAP financial measure, which is “Total stockholders’ equity.” The Company’s management believes that these financial measures, when considered together with our GAAP financial measures, provides information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. We believe that “common stockholders’ equity without AOCI” is a relevant measure to provide investors because AOCI fluctuates on a quarterly and yearly basis based upon changes in fair market values on our securities and swap agreements. Showing “common stockholders’ equity without AOCI” allows investors to evaluate how our “common stockholders’ equity” has changed exclusive of the changes in AOCI. These financial measures should not be used as a substitute in assessing the Company’s financial condition at September 30, 2014 and December 31, 2013, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	September 30, 2014	December 31, 2013
	(in thousands)

Common stockholders’ equity without AOCI	$797,567	$920,969
AOCI – unrealized (loss) income	(46,469)	(92,008)
Common stockholders’ equity	$751,098	$828,961
Series A Preferred Stock liquidation value	47,984	47,984
Series B Preferred Stock liquidation value	25,241	25,241
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(23,924)
Total stockholders’ equity per balance sheets	$800,399	$878,262

The primary reason for the decrease in “common stockholders’ equity without AOCI,” from approximately $921 million at December 31, 2013 to approximately $798 million at September 30, 2014, was our repurchase of our common stock.

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

Accounting for Derivatives and Hedging Activities

In accordance with ASC 815, we recognize all derivatives as either assets or liabilities and we measure these investments at fair value. Changes in fair value for derivatives not designated as hedges are recorded in our consolidated statements of income as “Gain (loss) on derivatives.”

In accordance with ASC 815-10, a derivative that is designated as a hedge is recognized as an asset/liability and measured at estimated fair value. In order for our interest rate swap agreements to qualify for hedge accounting, upon entering into the swap agreement, we must anticipate that the hedge will be highly “effective,” as defined by ASC 815-10.

Prior to March 18, 2014 and August 22, 2014, when we de-designated our swaps from hedge accounting, on the date we entered into a derivative contract, we designated the derivative as a hedge of the variability of cash flows that were to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that were highly effective and that were designated and qualified as a cash flow hedge, to the extent that the hedge was effective, were recorded in “Other comprehensive income” and reclassified to income when the forecasted transaction affected income (e.g., when periodic settlement interest payments were due on repurchase agreements). The swap agreements were carried on our balance sheets at their fair value based on values obtained from large financial institutions, who were market makers for these types of instruments. Hedge ineffectiveness, if any, was recorded in current-period income.

We formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that were used in hedging transactions were highly effective in offsetting changes in the cash flows of hedged items and whether those derivatives were expected to remain highly effective in future periods. If it was determined that a derivative was not (or ceased to be) highly effective as a hedge, we discontinued hedge accounting.

When we discontinued hedge accounting, the gain or loss on the derivative remained in “Accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on the balance sheet, recognizing changes in the fair value in current-period income.

For purposes of the cash flow statement, cash flow hedges were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

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

Subsequent Events

The conversion rate of our Series B Preferred Stock increased on October 1, 2014 from 4.0919 shares of our common stock to 4.1519 shares of our common stock using the following information: (1) the average closing price of our common stock for the ten (10) consecutive trading day period was $5.05 and (2) the annualized common stock dividend yield was 11.0935%. When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock.

From October 1, 2014 through November 4, 2014, we purchased or committed to purchase approximately $52 million of Non-Agency MBS.

From October 1, 2014 through November 4, 2014, we issued an aggregate of 75,492 shares of common stock at a weighted average price of $5.16 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $389 thousand.

From October 1, 2014 through November 4, 2014, we had repurchased an aggregate of 5,671,500 shares of our common stock at a weighted average price of $5.09 per share under our share repurchase program.

From October 1, 2014 through November 4, 2014, two swaps with an aggregate notional amount of $85 million matured.

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

At September 30, 2014, our MBS (including our TBA Agency securities) and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates
15-year fixed-rate investments	$1,132,321	14.0%	$-	-%
15-year fixed-rate TBA Agency securities	660,676	8.2	-	-
20-year and 30-year fixed-rate investments	238,715	3.0	-	-
Adjustable-Rate Investments/Obligations
Less than 3 months	473,151	5.9	6,500,000	99.2
Greater than 3 months and less than 1 year	1,351,262	16.8	50,000	0.8
Greater than 1 year and less than 2 years	1,028,124	12.7	-	-
Greater than 2 years and less than 3 years	932,127	11.5	-	-
Greater than 3 years and less than 4 years	180,571	2.2	-	-
Greater than 4 years and less than 5 years	508,014	6.3
Greater than 5 years and less than 7 years	933,558	11.6
Greater than 7 years	633,409	7.8	-	-
Total:	$8,071,928	100.0%	$6,550,000	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

At December 31, 2013, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates
15-year fixed-rate investments	$1,658,348	19.4%	$-	-%
30-year fixed-rate investments	111,038	1.3	-	-
Adjustable-Rate Investments/Obligations
Less than 3 months	528,776	6.2	7,580,000	100.0
Greater than 3 months and less than 1 year	1,113,514	13.0	-	-
Greater than 1 year and less than 2 years	730,340	8.5	-	-
Greater than 2 years and less than 3 years	1,273,775	14.9	-	-
Greater than 3 years and less than 4 years	873,407	10.2	-	-
Greater than 4 years and less than 5 years	293,402	3.4	-	-
Greater than 5 years and less than 7 years	1,305,608	15.3	-	-
Greater than 7 years	668,238	7.8
Total:	$8,556,446	100.0%	$7,580,000	100.00%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2014, our Agency MBS had a weighted average term to next rate adjustment of approximately 37 months while our borrowings had a weighted average term to next rate adjustment of 38 days. After adjusting for all interest rate swaps, the weighted average term to next rate adjustment was 845 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. On October 17, 2013, President Obama signed into law a bill passed by the U.S. Congress that funded the government through January 15, 2014, extended the debt ceiling through February 7, 2014, called for Congressional agreement on a long-term budget by mid-December 2013 and continued the budget sequestration provisions of the Budget Control Act of 2011. In January 2014, Congress passed a $1.1 trillion spending bill that funded the U.S. government through September 30, 2014. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. In September 2014, Congress passed a continuing resolution that will fund the U.S. government through December 11, 2014 at the current 2014 funding levels. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2014, we had unrestricted cash of approximately $1.4 million and approximately $458.4 million in unpledged MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2014 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	–58%	–2.0%
–1%	–15%	0.0%
0%	0%	0%
1%	–24%	–1.0%
2%	–46%	–2.5%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net interest income and portfolio value. As of September 30, 2014, the aggregate notional amount of our interest rate swap agreements was approximately $3.81 billion and the weighted average maturity was 4 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value
–2%	31%	2.0%
–1%	73%	2.0%
0%	0%	0%
1%	–1%	–3.0%
2%	–81%	–6.4%
Item 4.	Controls and Procedures

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

The following are changes to certain risk factors and additional risk factors to the ones previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

If we elect to not renew the Management Agreement without cause, we would be required to pay the Manager a substantial termination fee.

It will be costly for us if we elect not to renew the Management Agreement without cause.

With the consent of the majority of our independent directors, and with at least 180-days’ prior written notice before the end of the calendar year, we may elect to not renew the Management Agreement at the end of the calendar year. If we elect not to renew the Management Agreement without cause, we will be required to pay the Manager a termination fee equal to three times the average annual management fee earned by the Manager during the 24-month period immediately preceding the most recently completed quarter prior to the year-end termination of the Management Agreement.

After giving notice of our intent to not renew the Management Agreement without cause, we will continue to be required to pay the Manager the management fees stated in the Management Agreement until the end of the calendar year that the Management Agreement is not renewed. If such notice is given less than 180 days prior to the end of the calendar year, the management fees will be paid until termination of the Management Agreement at the end of the following calendar year.

At September 30, 2014, if this termination event had occurred, the termination fee, based on the average annual management fee earned by the Manager during the 24-month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $34.8 million.

If we elect not to renew the Management Agreement without cause, we are also likely to become a party to employment litigation for wrongful termination and other issues under the laws of California.

If we do not renew the Management Agreement for any reason, we would continue to be obligated to pay the sublease on our office premises in California.

Our obligation to pay the sublease on our office premises does not end with termination of the Management Agreement.  There can be no assurance that we can sublease our office space to another tenant at a rate which eliminates this obligation and is satisfactory to the sublessor and the building owner.

Various corporate actions require the approval of the majority of all shareholders.

There are corporate actions which can be implemented only if a majority of all shareholders approves at a convened meeting of shareholders.  There can be no assurance that a majority of all shareholders will vote to approve any measure that only a majority of the voting shareholders had previously approved.  Examples of actions which require the approval of a majority of all shareholders to pass are: an agreement of consolidation, merger, share exchange or transfer of assets; for dissolution of the Corporation; or for a business combination between the Corporation and an interested stockholder.

During the two years after we elect without cause to not renew the Management Agreement, we will likely not be able to retain any of the Manager’s employees to assist us in managing the Company on a full-time or interim basis.

The Management Agreement provides that, without the consent of the Manager, the Company may not, for two years after termination of the Management Agreement, employ any employee of the Manager or any of its Affiliates or any Person who has been employed by the Manager or any of its Affiliates at any time within the two-year period immediately preceding the date on which the Person commences employment with the Company. This provision would make it unlikely that the Company would be able to immediately rely on the experience and knowledge of the employees of the former Manager to assist in any changes made by the board of directors, including assisting with the sale or liquidation of a substantial portion of the assets or a sale of the Company.

In the event of a change of control, we will owe certain of the officers and employees of the Manager a payment as specified in their Change of Control and Arbitration Agreement between these officers/employees and the Company.

In the event of a change of control of the Company, the Company would incur the costs of paying lump sum payments and other employee benefits to certain of the officers and employees of the Manager as specified in their Change of Control and Arbitration Agreement between these officers/employees and the Company.

Risk Factors for Residential Properties Business

We are in a relatively new industry that has significant competition, and we have limited operating history in this sector, which makes this business difficult to evaluate and may affect our ability to operate this business in a profitable manner.

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

In addition, although we have several employees who have previously personally engaged in this business on a small scale, we have limited operating history as a company in this business and contract with various third-party professionals to assist us in acquiring and managing our properties and providing services to tenants. If these professionals do a poor job or don’t perform to our expectations, it could affect the prices we pay to acquire properties, our relationships with our tenants, the operation of our properties, and our reputation in this business. These factors make this business difficult to evaluate, and may affect our ability to operate this business in a profitable manner.

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
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2014. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on April 14, 2014 as DEFC 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION
Dated: November 7, 2014	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)
Dated: November 7, 2014	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)