Form 10-K
period 2014-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2015-02-26
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NUMBER 001-13709

ANWORTH MORTGAGE ASSET CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

MARYLAND	52-2059785
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1299 OCEAN AVENUE, SECOND FLOOR SANTA MONICA, CALIFORNIA	90401
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (310) 255-4493

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Series A Cumulative Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series B Cumulative Convertible Preferred Stock, $0.01 Par Value	New York Stock Exchange
Series C Cumulative Redeemable Preferred Stock, $0.01 Per Value	New York Stock Exchange
Common Stock, $0.01 Par Value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2014 was approximately $629,892,084.

As of February 20, 2015, the registrant had 106,446,276 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2014

PART I

Item 1.	BUSINESS

Overview

Our Company

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities which presently are primarily agency mortgage-backed securities, or Agency MBS.

Agency MBS include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.

We also own non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our income to our stockholders and we routinely distribute to our stockholders substantially all of the income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock. We believe that we have met all of these requirements and that we will continue to qualify as a REIT.

In February 2014, we incorporated our wholly-owned Qualified REIT Subsidiary, or QRS, Anworth Properties, Inc., which commenced operations in March 2014. Our QRS presently has also acquired REIT-qualified residential real estate assets from which we receive rental income and that have the potential for price appreciation. In addition, our QRS may also own other types of mortgage assets, from which we would receive interest income, and other real estate assets.

We also incorporated Anworth Property Services, Inc., which we intend will elect to be treated as a Taxable REIT Subsidiary, or TRS, that is wholly-owned by us and currently has no operations. Our TRS will provide the entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or a QRS. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages or related investments. Examples of other possible activities in which our TRS might engage in include the securitization of mortgage loans; mortgage origination; leasing and managing of rental property owned by third parties; and owning properties acquired through the foreclosure process.

Our Manager

We are externally managed and advised by Anworth Management, LLC, or our Manager. Effective as of December 31, 2011, we entered into a Management Agreement (which we refer to as the “Management Agreement”) with our Manager, which effected the externalization of our management function, or the Externalization. Since the effective date, our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors.

Our Manager is supervised and directed by our board of directors and is responsible for administering our day-to-day operations. In addition, our Manager is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

Special Note Regarding Forward-Looking Statement

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act, and that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the United States Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking:

•	risks associated with investing in mortgage-backed securities, or MBS, and related assets;
•	changes in interest rates and the market value of our target investments;
•	changes in prepayment rates of the mortgage loans securing our MBS;
•	changes in the yield curve;
•	the credit performance of our Non-Agency MBS;
•	the concentration of the credit risks we are exposed to;
•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers;
•	the availability of our target investments for purchase at attractive prices;
•	the availability of financing for our target investments, including the availability of repurchase agreement financing;
•	declines in home prices;
•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments;
•

changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of MBS available-for-sale;

•	changes in the values of the MBS in our portfolio and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity;
•	our ability to generate the amount of cash flow we expect from our target investments;
•	changes in our investment and financing strategies and the new risks that those changes may expose us to;
•	changes in the competitive environment within our industry, including changes that may affect our Manager’s ability to attract and retain personnel;
•	our ability to successfully diversify our business into new investments and manage the new risks they may expose us to;
•	our ability to manage various operational and regulatory risks associated with our business;
•	our ability to establish, adjust and maintain appropriate hedges for the risks to our portfolio;
•	legislative and regulatory actions affecting the mortgage and derivative industries or our business;
•	implementation of or changes in government regulations or programs affecting our business;
•	changes due to the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis;
•	our ability to maintain our qualification as a real estate investment trust, or REIT, for federal income tax purposes;

•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;
•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940, as amended; and
•	our ability to manage our growth.

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

As used in this Annual Report on Form 10-K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

Our Investment Strategy

Our investment objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term primarily through dividends and secondarily through capital appreciation. Our strategy is to invest primarily in MBS. While we currently have the majority of our assets in Agency MBS, a portion of our portfolio consists of Non-Agency MBS. We also have a small portfolio of residential real estate properties which we lease to tenants.

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

Financing Strategy

Our primary financing source for our Agency MBS portfolio is repurchase agreements which we may use to deploy, on a debt-to-allocated-equity basis, up to twelve times leverage on our Agency MBS assets. We are not required to maintain any particular minimum leverage ratio.

We employ short-term borrowing to attempt to increase potential returns to our stockholders. Pursuant to our Capital and Leverage Policy, we seek to strike a balance between the under-utilization of leverage, which reduces potential returns to stockholders, and the over-utilization of leverage, which could reduce our ability to meet our obligations during adverse market conditions.

The amount of leverage we deploy for particular investments in our target investments depends upon an assessment of a variety of factors, which may include:

•	the anticipated liquidity and price volatility of our assets;
•	the gap between the duration of our assets and liabilities, including hedges;
•	the availability and cost of financing our assets;
•	our opinion of the credit worthiness of financing counterparties;
•	the health of the U.S. economy and residential mortgage and housing markets;
•	our outlook for the level, slope and volatility of interest rates;
•	the credit quality of the loans underlying our Agency MBS and Non-Agency MBS; and
•	our outlook for asset spreads relative to the London Interbank Offered Rate, or LIBOR, curve.

Repurchase agreements are financings pursuant to which one party, the seller or borrower, sells assets to the repurchase agreement counterparty, the buyer or lender, for an agreed price with the obligation to repurchase the assets from the buyer at a future date and at a price higher than the original purchase price. The amount of financing available under a repurchase agreement is limited to a specified percentage of the estimated market value of the assets. The difference between the sale price and repurchase price is the interest expense of financing under a repurchase agreement. Under repurchase agreement financing arrangements, if the value of the collateral decreases, the buyer could require the seller to provide additional cash collateral to re-establish the ratio of value of the collateral to the amount of borrowing. In the current financing climate, lenders using repurchase agreements generally advance approximately 94% to 97% of the market value of the Agency MBS financed (meaning a 3% to 6% discount from market value, also known as a haircut) and 65% to 80% of the market value of the Non-Agency MBS financed (meaning a 20% to 35% haircut). A significant decrease in advance rate or an increase in the haircut could result in our having to sell securities in order to meet additional margin requirements by the lender. We expect to mitigate our risk of margin calls under repurchase agreements by deploying a prudent amount of leverage that is below the amount that could be used under current advance rates.

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2014, we had approximately $6.37 billion of outstanding balances under repurchase agreements with 25 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $44 million, or approximately 6% of our equity.

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Target Investments

Our investment portfolio is focused on two different strategies that embody our hybrid investment approach. The target investments that fall under these strategies are:

Agency MBS

This strategy includes investing in Agency MBS and the related derivative transactions. The performance of this strategy is most affected by changes interest rates, prepayments and mortgage spreads relative to U.S. Treasury securities. These assets have minimal exposure to the underlying credit of the investments. Agency MBS are collateralized by fixed-rate mortgage loans, adjustable-rate mortgage loans or hybrid mortgage loans, or derivatives thereof, including:

•	mortgage pass-through certificates issued by a government-sponsored enterprise, or GSE, such as Fannie Mae and Freddie Mac;
•	collateralized mortgage obligations (CMOs); and
•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government-sponsored enterprises at a future date.

Mortgage Credit Investments

These assets include investing in Non-Agency MBS, residential mortgage loans and related derivative transactions. Examples of Non-Agency MBS include MBS collateralized by prime mortgage loans, Alt-A mortgage loans and subprime mortgage loans, which may have fixed-rate, adjustable-rate or hybrid-rate terms.

Non-Agency MBS includes both senior and mezzanine MBS. Senior MBS refers to Non-Agency MBS that represent the senior-most tranches – that is, tranches which have the highest priority claim to cash flows from the related collateral pool within the MBS structure. Mezzanine MBS refers to subordinated tranches within the collateral pool. The Non-Agency MBS we purchase may include investment-grade and non-investment grade classes including non-rated securities.

Hybrid mortgage loans have terms with interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index. ARMs refer to hybrid and adjustable-rate mortgage loans which typically have interest rates that adjust annually to an increment over a specified interest rate index.

The performance of this strategy is most affected by changes in credit performance of the underlying collateral. These assets have interest rate and mortgage spread exposure, but the exposure is not viewed to be the main driver of performance.

Residential Real Estate

These assets consist primarily of single-family residential properties acquired through bids at foreclosure sales which, after renovation, we lease to tenants. Our focus is on acquiring properties located in in-migration geographical areas that can produce high occupancy and attractive rental rates and generate long-term property appreciation.

While we presently have not acquired any single-family residential mortgage loans, it is expected that we will do so in the future. After that time, it is expected that any properties acquired through foreclosure of mortgage loans that we own will be allocated to our rental properties portfolio.

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

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•

Category I — At least 60% of our total assets will generally be adjustable- or fixed-rate MBS and short-term investments. Assets in this category will be rated within one of the two highest rating categories by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by a GSE, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of real estate mortgage loans that have been deposited into a trust and have received a rating within one of the two highest rating categories by at least one nationally recognized statistical rating organization.

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

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our board of directors. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2014, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 7.78x.

Depending on the different costs of borrowing funds at different maturities, we may vary the maturities of our borrowed funds. Our borrowings are short-term and we manage actively, on an aggregate basis, both the interest rate indices and interest rate adjustment periods of our borrowings against the interest rate indices and interest rate adjustment periods on our mortgage-related assets.

Our mortgage-related assets are financed primarily at short-term borrowing rates through repurchase agreements. In the future, we may also employ borrowings under lines of credit and other collateralized financings that we may establish with approved institutional lenders.

Credit Risk Management Policy

Subject to the constraints of our Asset Acquisition Policy, we are allowed to own both investment grade and non-investment grade Non-Agency MBS and other mortgage-related assets. Prior to purchase, we review credit risk and other risks of loss associated with each of our potential investments. To lessen our overall credit risk, we may diversify our portfolio of mortgage-related assets relative to geographic, insurer, industry and certain other types of concentrations.

If there is a decline in the credit quality of any of our Non-Agency MBS holdings, we may, after evaluation, maintain or increase our holdings or liquidate all or a portion of the position. We are not required to sell a security when it is moved to a lower Category in our Asset Acquisition Policy.

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

Our Investment Portfolio

Agency MBS

Residential Mortgage Pass-Through Certificates.    We principally invest in pass-through certificates, which are securities representing interests in “pools” of mortgage loans secured by residential real property in which payments of both interest and principal on the securities are generally made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from underlying collateral on a pro rata basis among certificate holders. The payment of principal and interest on these securities is guaranteed by Ginnie Mae or a GSE such as Fannie Mae or Freddie Mac.

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

Collateralized Mortgage Obligations (CMOs).    CMOs are securities that are structured instruments representing interests in agency residential pass-through certificates. CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the CMO and some securities may only receive interest payments while others receive only principal payments.

General Information About Agency MBS

The Agency MBS that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by mortgage bankers, commercial banks, savings and loan institutions and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.

Agency MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, Agency MBS provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and scheduled and unscheduled principal payments (referred to as “prepayments”) made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.

The investment characteristics of Agency MBS differ from those of traditional fixed-income securities. Major differences include the payment of interest and principal on the securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the size of the loan, the loan-to-value ratio of the mortgage, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of loans from our securities can materially impact the rate of prepayments. Generally, prepayments on Agency MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates; however, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

When interest rates are declining, the value of Agency MBS with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of Agency MBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our portfolio of Agency MBS may experience reduced returns if the owners of the underlying mortgages pay-off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as “extension risk.”

Payments of principal and interest on Agency MBS, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.

Agency MBS are collateralized by pools of fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends upon our Manager’s assessment of the relative value of the securities, which is based upon numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.

Freddie Mac and Fannie Mae

We invest in Agency MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency, or FHFA, the U.S. Department of Housing and Urban Development, or HUD, the U.S. Securities and Exchange Commission, or the SEC, and the U.S. Department of the Treasury, or the U.S. Treasury, and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable-rate loans with original terms to maturity of up to 40 years.

Non-Agency Mortgage Investments

Non-Agency MBS are securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of MBS. Non-Agency MBS are often referred to as “private label MBS.” Non-Agency MBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance and they may also be bought at significant discounts. As such, Non-Agency MBS can carry a significantly higher level of credit exposure relative to the credit exposure of Agency MBS. We may also purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on Non-Agency MBS where the underlying mortgages are secured by residential properties within the United States. Non-Agency MBS also include securitized non-

performing loans where a resolution of the loans may come from loan modifications, short sales or foreclosures. While there is a high expectation of losses on these loans, the bonds benefit from credit enhancement and over-collateralization.

Non-Agency MBS are backed by residential mortgages that can be comprised of prime mortgage or non-prime mortgage loans which are described below:

Prime mortgage loans.  Prime mortgage loans are residential mortgage loans that generally conform to the underwriting guidelines of a U.S. Government agency or a GSE but that do not carry any credit guarantee from either a U.S. Government agency or a GSE. Jumbo prime mortgage loans are prime mortgage loans that conform to such underwriting guidelines except as to loan size.

Non-prime mortgage loans.  Non-prime mortgage loans are residential mortgage loans that do not meet all of the underwriting guidelines of a U.S. Government agency or a GSE. Consequently, these loans may carry higher credit risk than prime mortgage loans. Non-prime mortgage loans may allow borrowers to qualify for a mortgage loan with reduced or alternative forms of documentation. This category includes loans commonly referred to as alternative A- paper, or Alt-A, or as subprime. Alt-A mortgage loans are considered riskier than prime mortgage loans but less risky than subprime mortgage loans. They are typically characterized by borrowers with less than full documentation, lower credit scores and higher loan-to-value ratios and include a higher percentage of investment properties. Subprime mortgage loans are considered to be of the lowest credit quality. These loans may also include option-ARM loans, which contain a feature providing the borrower the option, within certain constraints, to make lesser payments than otherwise required by the stated interest rate for a number of years, leading to negative amortization and increased loan balances.

Other Mortgage-Related Investments

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

We may invest in inverse floaters, a class of CMOs with a coupon rate that resets in the opposite direction from the market rate of interest to which it is indexed, including LIBOR or the 11th District Cost of Funds Index. Any rise in the index rate, which can be caused by an increase in interest rates, causes a drop in the coupon rate of an inverse floater, while any drop in the index rate causes an increase in the coupon of an inverse floater. An inverse floater may behave like a leveraged security since its interest rate usually varies by a magnitude much greater than the magnitude of the index rate of interest. The leverage-like characteristics inherent in inverse floaters result in a greater volatility of their market prices.

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

Other Mortgage-Related Assets

Mortgage Loans. We may also acquire and accumulate mortgage loans as part of our investment strategy until a sufficient quantity has been accumulated for securitization into high-quality MBS in order to enhance their value and liquidity. We anticipate that any mortgage loans that we would acquire and do not immediately securitize, will not constitute more than 40% of our total mortgage-related assets at any time. Mortgage loans would be acquired with the intent of securitizing them into high-credit quality mortgage securities. Despite our intentions, however, we may not be successful in securitizing these mortgage loans. To meet our investment criteria, mortgage loans acquired by us would generally conform to the underwriting guidelines established by Fannie Mae, Freddie Mac or to secondary market standards for high quality mortgage loans. Applicable banking laws generally require that an appraisal be obtained in connection with the original issuance of mortgage loans by the lending institution and we do not intend to obtain additional appraisals at the time of acquiring mortgage loans.

Mortgage loans and other mortgage-related assets may be purchased from various suppliers of mortgage-related assets throughout the United States including savings and loans associations, banks, mortgage bankers and other mortgage lenders.

Other Investments. We may acquire other investments that include equity and debt securities issued by other primarily mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities and residential mortgage loans other than high-credit quality mortgage loans. Although we expect that our other investments will be limited to less than 10% of total assets, we have no limit on how much of our stockholders’ equity will be allocated to other investments. There may be periods in which other investments represent a large portion of our stockholders’ equity. We may acquire other investments that include equity and debt securities issued by other primarily mortgage-related finance companies, interests in mortgage-related collateralized bond obligations, other subordinated interests in pools of mortgage-related assets, commercial mortgage loans and securities and residential mortgage loans other than high-credit quality mortgage loans. We expect that our other investments in Category III assets under our Asset Acquisition Policy will be less than 10% of total assets. However, there is no stated limit as to how much these investments will be allocated related to our stockholders’ equity. There may be periods in which other investments represent a large portion of our stockholders’ equity.

Residential Real Estate

These assets consist of residential properties which we lease to tenants. Our focus is on acquiring properties in those areas within in-migration states that will produce high occupancy and rental rates and generate long-term property appreciation.

Corporate Governance

We strive to maintain an ethical workplace in which the highest standards of professional conduct are practiced.

•

Our board of directors is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Strategic Review Committees are composed exclusively of independent directors.

•

In order to foster the highest standards of ethics and conduct in all of our business relationships, we have adopted a Code of Ethics and Business Conduct and Corporate Governance Guidelines, which cover a wide range of business practices and procedures that apply to all of our directors and officers and the officers and employees of our Manager. In addition, we have implemented a Whistle-Blower Hotline and procedures by which any officer or employee may raise, on a confidential basis, concerns regarding any questionable or unethical accounting, internal accounting controls or auditing matters with our Audit Committee.

•

We have an Insider Trading Policy, which is incorporated into our Code of Ethics and Business Conduct, which prohibits any of our directors and officers and the officers and employees of our Manager from buying or selling our securities on the basis of material non-public information and prohibits communicating material non-public information about our Company to others.

•

We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2014 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10-K).

Competition

When we invest in MBS, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same or similar types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

Employees

Effective December 31, 2011, in accordance with the Management Agreement, all of our employees at the Company were terminated and were employed by our Manager.

Company Information

We were incorporated in Maryland on October 20, 1997 and commenced our operations on March 17, 1998. Our principal executive offices are located at 1299 Ocean Avenue, Second Floor, Santa Monica, California, 90401. Our telephone number is (310) 255-4493 and our fax number is (310) 434-0070.

Information on our Company Website

The Company maintains a website, http://www.anworth.com. We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, available, free of charge, on our website as soon as reasonably practicable after we file or furnish these reports with the SEC. In addition, we post the following information on our website (we do not intend to and does not hereby incorporate by reference the information on our website as a part of this Annual Report on Form 10-K):

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

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular U.S. federal income tax considerations regarding our qualification and taxation as a REIT and particular U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for U.S. federal income tax purposes. The tax law upon which this discussion is based could be changed and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to an investor in light of its particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships and persons who are not citizens or residents of the U.S., stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that our capital stock is held by an investor as a “capital asset” under the Code, which his general is property held for investment.

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

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends that we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

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

Currently, dividends paid by regular C corporations to stockholders other than corporations are generally taxed at the rate applicable to long-term capital gains, which is currently a maximum of 20%, subject to certain limitations. Because we are a REIT, however, our dividends, including dividends paid on our stock, including shares of our preferred stock, generally will continue to be taxed at regular ordinary income tax rates, except in limited circumstances.

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

In the event of more than de minimis failure of any of the asset tests occurs in a taxable year, as long as the failure was due to reasonable cause and not willful neglect and we dispose of the assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure, we may pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy any of the asset tests in lieu of having our qualification as a REIT terminated.

In the event of a failure to satisfy one or more requirements for REIT qualification occurring in a taxable year, other than the gross income tests and the asset tests, as long as such failure was due to reasonable cause and not to willful neglect, we will be required to pay a penalty of $50 thousand for each such failure in order to maintain our REIT qualification.

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

If we own a residual interest in a real estate mortgage investment conduit, or REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to tax. A “disqualified organization” includes:

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

We may be subject to a 100% excise tax to the extent that the terms of our dealings with any taxable REIT subsidiaries (defined below) are not consistent with arm’s length terms.

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
6.

not more than 50% in value of the outstanding stock of which is owned, actually or constructively, by five or fewer individuals, including specified entities, at all times during the last half of each taxable year;

7.	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions; and
8.

that elects to be a REIT or has made such election for a previous taxable year and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and retain REIT status.

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

For purposes of the sixth condition, certain specified types of trusts and tax-exempt entities are treated as individuals, except that a “look-through” exception generally applies with respect to pension funds.

Stock Ownership Tests

As noted above, our stock must be beneficially held by at least 100 persons, or the “100 Stockholder Rule,” and no more than 50% of the value of our stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the taxable year, or the “5/50 Rule.” We are required to solicit information from certain of our record stockholders to verify actual stock ownership levels and our charter provides for restrictions regarding the transfer of our stock in order to aid in meeting the stock ownership requirements. If we were to fail either of the stock ownership tests, we would generally be disqualified from our REIT status. However, if we comply with regulatory rules pursuant to which we are required to send annual letters to holders of our stock requesting information regarding the actual ownership of our stock, and we do not know, or exercising reasonable diligence would not have known, whether we failed to meet the 5/50 Rule, then we will be treated as having met the 5/50 Rule.

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•

We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations (including certain MBS) that are secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets,” i.e., interests in real property, mortgages secured by real property or interests in real property, and some other assets, income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, unless such amounts are determined by income and profits, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC), or the “75% gross income test;” and

•

We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing, or the “95% gross income test.”

Gross income from servicing loans for third parties is not qualifying income for purposes of either gross income test. Any gross income from our sale of property held primarily for sale to customers in the ordinary course of business is excluded from both the numerator and the denominator in both income tests (but is subject to a 100% tax as a prohibited transaction unless certain safe harbor provisions are satisfied). Income and gain from certain transactions that we enter into to hedge indebtedness incurred or to be incurred to acquire or carry real estate assets, and that are clearly and timely identified as such, are excluded from both the numerator and denominator for purposes of both gross income tests.

For purposes of the 75% and 95% gross income tests, a REIT is deemed to have earned a proportionate share of the income earned by any partnership, or any limited liability company treated as a partnership for federal income tax purposes, in which it owns an interest, which share is determined by reference to the REIT’s capital interest in such entity, and is deemed to have earned all of the income earned by any qualified REIT subsidiary (in general, a 100%-owned corporate subsidiary of a REIT) or any other entity that is disregarded as separated from the parent REIT for U.S. federal income tax purposes. Interest earned by a REIT ordinarily does not qualify as income meeting the 75% or 95% gross income tests if the determination of all or some of the amount of interest depends on the income or profits of any person. Interest will not be disqualified from meeting such tests, however, solely by reason of being based on a fixed percentage or percentages of receipts or sales.

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

The interest, original issue discount and market discount income that we receive from our mortgage loans and certain MBS (including Agency MBS and interests in REMICs) generally will be qualifying income for purposes of both gross income tests. However, as discussed above, if the fair market value of the real estate securing any of our loans is less than the principal amount of the loan, a portion of the income from that loan will be qualifying income for purposes of the 95% gross income test but not the 75% gross income test.

Fee Income. We may receive various fees in connection with originating mortgage loans. The fees will be qualifying income for purposes of both the 75% and 95% income tests if they are received in consideration for entering into an agreement to make a loan secured by real property and the fees are not determined based on the borrower’s income or profits. Therefore, commitment fees will generally be qualifying income for purposes of the income tests. Other fees, such as fees received for servicing loans for third parties, are not qualifying income for purposes of either income test.

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

Rents from Real Property.  To the extent that we acquire real property or an interest therein, rents that we receive will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above only if the following conditions are met:

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

•

Fourth, we generally must not operate or manage our real property or furnish or render services to our tenants, other than through an “independent contractor” who is adequately compensated and from whom we do not derive revenue. However, we may provide services directly to tenants if the services are “usually or customarily rendered” in connection with the rental of space for occupancy only and are not considered to be provided for the tenants’ convenience. In addition, we may provide a minimal amount of “non-customary” services to the tenants of a property, other than through an independent contractor, as long as our income from the services does not exceed 1% of our income from the related property. Furthermore, we may own up to 100% of the stock of a taxable REIT subsidiary, which may provide customary and non-customary services to tenants without tainting our rental income from the related properties.

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Income and gain from certain “hedging transactions” will be excluded from gross income for purposes of both the 95% gross income test and the 75% gross income test. A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, price changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into. To the extent that we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions could be treated as income that does not qualify for purposes of one or both of the gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

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

Foreign Investment and Exchange Gains

A REIT must be a U.S. domestic entity, but it is permitted to hold foreign real estate or other foreign-based assets, provided that the 75% and 95% income tests and other requirements for REIT qualification are met. A REIT that holds foreign real estate or other foreign-based assets may have foreign currency exchange gain under the foreign currency transaction tax rules. Foreign currency exchange gain originally was not explicitly included in the statutory definitions of qualifying income for purposes of the 75% and 95% income tests until a statutory change, although the IRS issued guidance that allowed foreign currency gain to be treated as qualified income in certain circumstances.  The statutory change excludes certain foreign currency gain from the computation of qualifying income for purposes of the 75% income test or the 95% income test, respectively. The exclusion is solely for purposes of the computations under these tests.

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

Notwithstanding the foregoing rules, except in the case of certain income excluded under the hedging rules, foreign currency exchange gain derived from engaging in dealing, or substantial and regular trading, in certain securities constitutes gross income that does not qualify under either the 75% or 95% income test.

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

First, at least 75% of the value of our total assets must consist of:

•	cash or cash items, including certain receivables;
•	government securities;
•	interests in real property, including leaseholds and options to acquire real property and leaseholds;

•	interests in mortgage loans secured by real property (including, in general, Agency MBS);
•	stock in other REITs;
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

Fourth, except with respect to a taxable REIT subsidiary and securities that qualify for purposes of the 75% test described above, (a) not more than 5% of the value of our total assets may be represented by securities of any one issuer, (b) we may not hold securities possessing more than 10% of the total voting power of the outstanding securities of any one issuer and (c) we may not hold securities having a value of more than 10% of the total value of the outstanding securities of any one issuer.

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

The asset tests described above are based on our gross assets. For federal income tax purposes, we will be treated as owning both the loans we hold directly and the loans that we would securitize through non-REMIC debt securitizations. Although we will have a partially offsetting obligation with respect to the securities issued pursuant to securitizations, these offsetting obligations will not reduce the gross assets we are considered to own for purposes of the asset tests.

We believe that all or substantially all of the mortgage loans and MBS that we will own will be qualifying assets for purposes of the 75% asset test. At December 31, 2014, we owned approximately $62 million of investments in non-REMIC debt securitizations that did not qualify for purposes of the 75% asset test. These assets did not present any issues regarding any of the other asset tests. For purposes of these rules, however, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan, a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws. Although the law on the matter is not entirely clear, it appears that the non-qualifying portion of that mortgage loan will be equal to the portion of the loan amount that exceeds the value of the associated real property that is security for that loan. To the extent that we own debt securities issued by other REITs or C corporations that are not secured by a mortgage on real property, those debt securities will not be qualifying assets for purposes of the 75% asset test. Instead, we would be subject to the second, third and fourth asset tests with respect to those debt securities.

Revenue Procedures 2011-16 and 2014-51 discuss the modification of a mortgage loan (or an interest therein) that is held by a REIT in which the modification was occasioned by either a default on the loan or a modification that satisfies both of the following conditions: (a) based on all the facts and circumstances, the REIT or servicer of the loan (the “pre-modified loan”) reasonably believes that there is a significant risk of default of the pre-modified loan upon maturity of the loan or at an earlier date, and (b) based on all the facts and circumstances, the REIT or servicer reasonably believes that the modified loan presents a substantially reduced risk of default, as compared with the pre-modified loan. Revenue Procedures 2011-16 and 2014-51 provide that a REIT may treat a modification of a mortgage loan described therein as not being a new commitment to make or purchase a loan for purposes of apportioning interest on that loan between interest with respect to real property or other interest. The modification will also not be treated as a prohibited transaction. Further, with respect to the REIT asset test, the IRS will not challenge the REIT’s treatment of a loan as being in part a “real estate asset” if the REIT treats the loan as being a real estate asset in an amount equal to the lesser of (a) the value of the loan as determined under Treasury Regulations Section 1.856-3(a), or (b) the loan value of the real property securing the loan as determined under Treasury Regulations Section 1.856-5(c) and Revenue Procedures 2011-16 and 2014-51.

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

In the event that, at the end of any calendar quarter, we violate the asset tests described above, we will not lose our REIT status if (i) the failure is de minimis (up to the lesser of 1% of our assets or $10 million) and (ii) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure. In the event of a more than de minimis failure of any of the asset tests, as long as the failure was due to reasonable cause and not to willful neglect, we will not lose our REIT status if (i) we dispose of assets or otherwise comply with the asset tests within six months after the last day of the quarter in which we identify such failure and (ii) pay a tax equal to the greater of $50 thousand or 35% of the net income from the non-qualifying assets during the period in which we failed to satisfy the asset tests.

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

we will incur a 4% nondeductible excise tax on the excess of such required distribution over the amounts we actually distribute. We may elect to retain and pay income tax on the net long-term capital gain we receive in a taxable year. See “Taxation of Taxable U.S. Stockholders.” If we so elect, we will be treated as having distributed any such retained amount for purposes of the 4% nondeductible excise tax described above. We intend to make timely distributions sufficient to satisfy the annual distribution requirements and to not incur corporate income tax and the 4% nondeductible excise tax.

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

Qualified REIT Subsidiaries

A Qualified REIT Subsidiary, or QRS, is any corporation in which we own 100% of such corporation’s outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. In February 2014, we incorporated our wholly-owned QRS, Anworth Properties, Inc., which commenced operations in March 2014. Our QRS will provide the entity through which we may own REIT-qualified real estate assets such as: (1) other types of mortgage assets, from which we would receive interest income; and (2) real estate assets, from which we would receive rental income and potential price appreciation.

Taxable REIT Subsidiaries

A Taxable REIT Subsidiary, or TRS, is any corporation in which we own stock (directly or indirectly) and which we and such corporation elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor are its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. We have incorporated Anworth Property Services, Inc., a wholly-owned subsidiary which we intend will be treated as a TRS, although it has not yet commenced operations. Our TRS will provide an entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or through a QRS. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages owned. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process. We generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 25% of the total value of our assets.

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

Taxable REIT subsidiaries are generally subject to corporate level tax on their net income and will generally be able to distribute only net after-tax earnings to their stockholders, including us, as dividend distributions. Any dividends that we pay which are attributable to dividends received by us from taxable REIT subsidiaries can qualify for the 20% tax rate on qualified dividends in the hands of our stockholders that are not corporations.

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

Brokers that are required to report the gross proceeds from a sale of shares on Form 1099-B will also be required to report the customer’s adjusted basis in the shares and whether any gain or loss with respect to the shares is long-term or short-term. In some cases, there may be alternative methods of determining the basis in shares that are disposed of, in which case a broker will apply a default method of its choosing if the investors does not indicate which method it chooses to have applied.

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

Medicare Tax

Certain U.S. stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on dividends, interest and certain other investment income, including capital gains from the sale or disposition of our stock.

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

Foreign Accounts

Shareholders that acquire our stock through an account maintained at a non-U.S. financial institution should be aware that the Foreign Account Tax Compliance Act, or FATCA, enacted in 2010 provides that a 30% withholding tax will be imposed on certain payments made to a foreign entity if such entity fails to satisfy certain new disclosure and reporting rules. FATCA generally requires that (i) in the case of shareholder that is foreign financial institution (defined broadly to include a hedge fund, a private equity fund, a mutual fund, a securitization vehicle or other investment vehicle), the entity identify and provide information with respect to financial accounts with such entity held (directly or indirectly) by U.S. persons and U.S.-owned foreign entities and (ii) in the case of a shareholder that is a non-financial foreign entity, the entity identify and provide information with respect to substantial U.S. owners of such entity.

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

Risks Related to Our Business

Adverse developments in the global capital markets, including defaults, credit losses and liquidity concerns, as well as recent mergers, acquisitions and bankruptcies of potential repurchase agreement counterparties, could make it difficult for us to borrow money to acquire MBS on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

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

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock, Series A Preferred Stock, Series B Preferred Stock or the newly-issued Series C Preferred Stock.

The current weakness in the mortgage market could cause one or more of our lenders to be unwilling or unable to provide us with financing. This could potentially increase our financing costs and reduce liquidity. Furthermore, if many of our lenders are unwilling or unable to provide us with additional financing, we could be forced to sell our assets at an inopportune time when prices are depressed. If one or more major market participants fail, it could negatively impact the marketability of all fixed income securities, including MBS, and this could negatively impact the value of the securities in our portfolio, thus reducing our net book value.

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

Also, during periods of market illiquidity or due to perceived credit quality deterioration of the collateral pledged, a lender may require that less favorable asset pricing procedures be employed or the margin requirements be increased. Possible market developments, including a sharp rise in interest rates, a change in prepayment rates or increasing market concern about the value or liquidity of MBS, may reduce the market value of our portfolio, which may cause our lenders to require additional collateral. Under these conditions, we may determine it is prudent to sell assets to improve our ability to pledge sufficient collateral to support our remaining borrowings. Such sales may be at disadvantageous times, which may harm our operating results and net profitability.

Adverse developments in the residential mortgage market may adversely affect the value of the MBS in which we invest.

During the past several years, the residential mortgage market in the U.S. has experienced a variety of difficulties and changing economic conditions including defaults, credit losses and liquidity concerns. News of actual and potential security liquidations has increased the volatility of many financial assets including MBS. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the MBS in which we invest.

Our investments serve as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. If market conditions result in a decline in the value of our MBS, our financial position and results of operations could be adversely affected.

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

Since September 2008, there have been increased market concerns about Fannie Mae’s and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability. The U.S. Treasury can hold its portfolio of Agency MBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target investments. It is also possible that if and when the U.S. Treasury commits to purchase Agency MBS in the future, it could create additional demand that would increase the pricing of Agency MBS that we seek to acquire.

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

On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Protection Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. Also, on July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives titled, “Protecting American Taxpayers and Homeowners Act.” During the first quarter of 2014, another bipartisan bill was introduced that builds on these earlier bills. All of these bills call for the winding down of Fannie Mae and Freddie Mac and seek to increase the opportunities for private capital to participate in, and consequently bear the risk of loss in connection with, government-guaranteed MBS. While these bills have support in their respective houses of Congress, they have failed to garner enough support for a vote; however, these bills do suggest that efforts are being made to reform and possibly eliminate Fannie Mae and Freddie Mac.

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

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. Most Federal Reserve officials previously announced in the June 2014 meeting that they expected the first hike in interest rates to come sometime in 2015. At its December 17, 2014 meeting, the FOMC maintained the Fed Funds rate at its current level and stated that it would continue to review the appropriate target rate based on the goals of maximizing employment and as long as the inflation rate was under 2%. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

A failure by the U.S. government to meet the conditions of the Budget Control Act of 2011 or to reduce its budget deficit or a further downgrade of U.S. sovereign debt and government-sponsored agency debt could have a material adverse impact on our borrowings and the valuations of our securities and may have a material adverse impact on our financial condition and results of operations.

As widely reported, there continues to be concerns over the ability of the U.S. government to reduce its budget deficit and resolve its debt crisis. The U.S. sovereign debt and government-sponsored agency debt credit ratings continue to be monitored to account for the risk that U.S. lawmakers fail to meet the conditions of the Budget Control Act of 2011 and/or reduce its overall debt. Such failures could have a material adverse effect both on the U.S. economy and on the global economy. In particular, this could cause disruption in the capital markets and impact the stability of future U.S. treasury auctions and the trading market for U.S. government securities, resulting in increased interest rates and impaired access to credit. These factors could negatively impact our borrowing costs, our liquidity and the valuation of the securities we currently own in our portfolio, which could have a material adverse impact on our financial condition and our results of operations.

The consequences of the American Taxpayer Relief Act of 2012 or a failure or delay by the U.S. government to resolve the 2013 debt ceiling could materially adversely affect our stock price, our business, results of operations and financial condition.

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act also delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic spending cuts, which went into effect on March 1, 2013. During 2013 and 2014, Congress passed several interim measures of providing temporary funding to the U.S. government and temporarily increasing the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On December 16, 2014, President Obama signed a $1.1 trillion appropriations bill that will fund most government operations through September 2015. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, or reduce its budget deficit, or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing, the liquidity and valuation of securities in general and the securities in our portfolio.

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

The U.S. government, through the Federal Housing Authority and the Federal Deposit Insurance Corporation, has commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures. The programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or extending the payment terms of the loans. In addition, members of the U.S. Congress have indicated support for additional legislative relief for homeowners. These loan modification programs, as well as future legislative or regulatory actions that result in the modification of outstanding mortgage loans, may adversely affect the value of, and the returns on, the MBS in which we invest.

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

Relative to our MBS, we have generally borrowed, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. During the past several years, we have reduced our borrowings to a range of five to nine times the amount of our equity due to the uncertainty in the marketplace and the broader problems in the economy. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

•

The use of leverage increases our risk of loss resulting from various factors including rising interest rates, increased interest rate volatility, downturns in the economy and reductions in the availability of financing or deterioration in the conditions of any of our mortgage-related assets.

•

Substantially all of our borrowings are secured by our MBS, generally under repurchase agreements. A decline in the market value of the MBS used to secure these debt obligations could limit our ability to borrow or result in lenders requiring us to pledge additional collateral to secure our borrowings. In that situation, we could be required to sell MBS under adverse market conditions in order to obtain the additional collateral required by the lender. If these sales are made at prices lower than the carrying value of the MBS, we would experience losses.

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

Increases in interest rates may harm the market value of our mortgage-related assets. Our hybrid adjustable-rate mortgage-related assets (during the fixed-rate component of the mortgages underlying such assets) and our fixed-rate securities are generally more harmed by these increases. In accordance with generally accepted accounting principles utilized in the United States of America, or GAAP, we reduce our book value by the amount of any decrease in the market value of our mortgage-related assets. Losses on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income,” or AOCI, to current operations.

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

LIBOR is an unregulated rate based on estimates that lenders submit to the British Bankers’ Association, a trade group that compiles this information and publishes daily the LIBOR rate. During 2012 and 2013, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. The administration of LIBOR was to be transferred to the NYSE Euronext Rate Administration Limited, but this group was renamed as the ICE Benchmark Administration Limited, or the IBA, upon the successful completion of the acquisition of NYSE Euronext by the Intercontinental Exchange in November 2013. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the IBA following authorization by the Financial Conduct Authority. In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. The proposal was sent out for comments to be submitted back to the IBA by December 19, 2014. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements. If there are other settlements with other financial institutions over the LIBOR setting process, the process may become subject to even greater regulation and review by British and U.S. banking authorities, and the method of calculating LIBOR may change. A change in the LIBOR setting process could affect the interest rates that repurchase agreement counterparties charge on borrowings in general and could affect our borrowing agreements, which could have an adverse impact on our net interest income.

A flat or inverted yield curve may negatively affect our operations, book value and profitability due to its potential impact on investment yields and the supply of adjustable-rate mortgage products.

A flat yield curve occurs when there is little difference between short-term and long-term interest rates. An inverted yield curve occurs when short-term interest rates are higher than long-term interest rates. A flat or inverted yield curve may be an adverse environment for adjustable-rate mortgage, or ARM, product volume, as there may be little incentive for borrowers to choose an ARM product over a longer-term fixed-rate loan. If the supply of ARM product decreases, yields may decline due to market forces.

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

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the Commodities Futures Trading Commission, or CFTC, issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that after September 9, 2013, the clearing of all swap transactions occur through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all swaps we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2014, our Agency MBS and Non-Agency adjustable-rate MBS had a weighted average term to next rate adjustment of approximately 36 months, while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 767 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from Agency MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2014, substantially all of our Agency MBS had been acquired at a premium.

•

We anticipate that a substantial portion of our adjustable-rate Agency MBS may bear interest rates that are lower than their fully indexed rates, which are equivalent to the applicable index rate plus a margin. If an adjustable-rate mortgage-backed security is prepaid prior to or soon after the time of adjustment to a fully indexed rate, we will have held that mortgage-backed security while it was less profitable and lost the opportunity to receive interest at the fully indexed rate over the remainder of its expected life.

•	If we are unable to acquire new Agency MBS similar to the prepaid MBS, our financial condition, results of operation and cash flow would suffer.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2014, 14% of our MBS were 15-year fixed-rate Agency MBS, 3% of our MBS were 20-year and 30-year fixed-rate Agency MBS and approximately 2% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2014, approximately 83% of our MBS were adjustable-rate securities.

A decline in the fair market value of our Non-Agency MBS could result in us recording impairments on these investments, which may have an adverse effect on our results of operations and financial condition.

A majority of our Non-Agency MBS are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Credit Deterioration (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents accretable yield, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Our investments in Non-Agency MBS involve credit risk, which could materially adversely affect our results of operations.

Investments in MBS carry a risk that the borrower on the underlying mortgage may default on their obligations to make full and timely payments of principal and interest. Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality (less than investment grade). In general, Non-Agency MBS carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation. Unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS may adversely affect the values of such assets. Accordingly, Non-Agency MBS and other investment assets of less-than-high credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our MBS may be concentrated in certain geographic areas. Any event that adversely affects the economy or real estate market in these areas could have a disproportionately adverse effect on our Non-Agency MBS portfolio. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency MBS in this area. This may then materially adversely affect our credit loss experience on our Non-Agency MBS in such area if unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, wildfires, or a flood) or a significant adverse climate change may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing the mortgages collateralizing or Non-Agency MBS. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may not be able to repair the properties or may stop paying their mortgages if the property is damaged. This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our Non-Agency MBS which may materially adversely affect our results of operations and financial condition.

We may invest in Non-Agency MBS that are collateralized by loans of lower credit quality, such as Alt-A loans or securitized non-performing loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We may invest in Non-Agency MBS backed by collateral pools containing mortgage loans that have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans” (mortgage loans that generally conform to the underwriting standards of Fannie Mae or Freddie Mac). These loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher than “prime mortgage loans,” which could cause the performance of Non-Agency MBS backed by such lower credit quality loans to be adversely affected, which could materially adversely impact our results of operations and financial condition.

We may generate taxable income that differs from our GAAP income on Non-Agency MBS purchased at a discount to par value, which may result in significant timing differences in the recognition of income and losses.

We may acquire Non-Agency MBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we would generally establish, on such securities, a portion of the discount as a non-accretable discount. This non-accretable discount is generally not accreted into income for financial statement purposes. For tax purposes, however, we would not be permitted to establish a reserve for credit losses prior to their actual occurrence. Such differences between tax accounting and GAAP accounting can lead to significant timing differences in the recognition of income and losses. Taxable income on Non-Agency MBS purchased at a discount to par value may be higher than GAAP income in early periods (before losses are actually incurred) and lower than GAAP income in subsequent periods when the realized credit losses are incurred. As a REIT must distribute at least 90% of its annual taxable income (subject to certain adjustments) to our stockholders, such timing differences could affect the amount of the dividend distribution. However, dividends are declared and paid at the discretion of our board of directors and depend not only on REIT taxable income but also on our financial results, our overall financial condition, maintenance of our REIT qualification and such other factors as our board may deem relevant from time to time.

Generally, Non-Agency MBS have greater price sensitivity than Agency MBS which could cause fluctuations in our book value. Such price fluctuations could cause repurchase agreement lenders to require greater amounts of collateral and higher margin requirements which could affect our results of operations and could cause us to sell our Non-Agency MBS at potentially distressed prices in periods of significant price fluctuation. It could also cause repurchase agreement lenders to withdraw their financing from such investments.

Non-Agency MBS historically have been more price sensitive than Agency MBS which may limit the number of lenders willing to provide repurchase agreement financing for these securities. In periods of price volatility, we may be subject to higher margin requirements or may be required to pledge additional collateral which could affect our results of operations. Also, during periods of significant price fluctuation, lenders may cut back the amounts they are willing to finance on such investments or withdraw from lending on such securities. If we could not find replacement financing, this could cause us to sell our Non-Agency MBS at potentially distressed prices, which would adversely affect our results of operations and financial condition.

Our investments may include subordinated tranches of non-agency MBS, which are subordinate in right of payment to more senior tranches, subjecting us to greater risk of losses.

We may invest in subordinated tranches of non-agency MBS, which are subordinated classes of securities in a structure of securities collateralized by a pool of mortgage loans and, accordingly, are among the first to bear the losses from non-payment and default of the underlying collateral. Additionally, estimated fair values of these subordinated interests tend to be more sensitive to changes in economic conditions than more senior securities. A projection of an economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors or mortgages underlying non-agency MBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

Government use of eminent domain to seize underwater mortgages could materially and adversely affect the value of, and the returns on, our Non-Agency MBS.

The mortgages securing our Non-Agency MBS are located in different geographic regions across the United States, with significantly higher exposure in California, New York and Florida. Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater but not in default. In August 2013, the FHFA released a statement expressing serious concerns on the use of eminent domain to restructure mortgages based on a review it conducted since requesting public input on the proposal in August 2012 and indicated that it may take action in response to such use. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges resulting in mortgages securing our Non-Agency MBS being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amount we receive on our Non-Agency MBS would be less than we would have otherwise received if the mortgage loans had not been seized, which may result in a decline in the market value and an other-than-temporary impairment of these securities. If governments adopt such plans and mortgages securing our Non-Agency MBS are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our Non-Agency MBS and our results of operations.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our Non-Agency MBS.

The U.S. Government, through the Federal Reserve, the FHFA and the Federal Deposit Insurance Corporation, has implemented a number of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures, including the Home Affordable Modification Program, which seeks to provide relief to homeowners whose mortgages are in foreclosure, and the Home Affordable Refinance Program, which allows certain borrowers who are underwater in their mortgage but current on their mortgage payments to refinance their loans. These programs and other loss mitigation programs may involve, among other things, the modification or refinancing of mortgage loans to reduce the principal amount of the loans, reduction in the rate of interest payable on the loans and extend the payment terms of the loans. Loan modification may lead to fewer foreclosures and reduce the losses on non-Agency MBS arising from foreclosures. However, loan modifications and refinancing may also result in significant reductions in cash flows to the holders of these securities, which may adversely affect the value of, and the returns on, these assets.

The servicing of the mortgage loans that are the underlying collateral of our Non-Agency MBS is outside of our control and if this servicing is not successful in limiting future delinquencies, defaults and losses, this could adversely affect our results of operations.

Third party services provide for the servicing of the mortgage loans that are the underlying collateral of our Non-Agency MBS.  These service providers control all aspects of loan collection, loss mitigation, default management and ultimate resolution of a defaulted loan. We have no contractual rights with respect to these service providers and their efforts may not be successful in limiting future delinquencies, defaults and losses, which could adversely affect our results of operations.

The Non-Agency MBS in which we invest and the mortgage loans underlying the Non-Agency MBS in which we invest are subject to delinquency, foreclosure and loss, which could result in losses to us.

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

Residential MBS evidence interests in or are secured by pools of residential mortgage loans and collateralized MBS evidence interests in or are secured by a single commercial mortgage loan or a pool of commercial mortgage loans. Accordingly, the Non-Agency MBS we invest in are subject to all of the risks of the underlying mortgage loans. In the event of defaults with respect to the mortgage loans that underlie our Non-Agency MBS investments and the exhaustion of any underlying or additional credit support, we may not realize our anticipated return on these investments and we may incur a loss on these investments.

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

Risks Related to Our Management

We have no employees and our Manager is responsible for making all of our investment decisions. The employees of our Manager are not required to devote any specific amount of time to our business.

Effective December 31, 2011, in accordance with the Management Agreement, we have no employees and all our prior employees became employees of our Manager. Our Manager is responsible for conducting our day-to-day operations and is responsible for the selection, purchase and sale of our investment portfolio; our financing and hedging activities; providing us with management services; and such other services and activities relating to our assets and operations as may be appropriate.

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

These officers and employees are involved in investing both our assets and approximately $3.2 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

Additionally, there is nothing in the Management Agreement that prevents our Manager or any of its Affiliates, officers, directors or employees from engaging in other businesses or from rendering services of any kind to any other Person or entity, whether or not the investment objectives or policies of any such other Person or entity are similar to those of the Company or in any way binds or restricts our Manager or any of its Affiliates, officers, directors or employees from buying, selling or trading any securities or commodities for their own accounts or for the accounts of others for whom our Manager or any of its Affiliates, officers, directors or employees may be acting.

Mr. Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our board of directors to act as an authorized broker on any buyback of the Company’s common stock. The service to PIA and Syndicated Capital, Inc. by the officers and employees of our Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel and John T. Hillman, and Ms. Heather U. Baines and others, are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties leased to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management, LLC, as to their time commitment. To the extent that significant time is devoted to PIA Farmland, Inc. and its external manager, this could harm our overall management and operating results. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either our Company or our Manager.

We are completely dependent upon our Manager, who provides services to us through the Management Agreement, and we may not find suitable replacements for our Manager if the Management Agreement is terminated or such key personnel are no longer available to us. The loss of any key personnel of our Manager could harm our operations.

We no longer have any employees and are completely dependent on our Manager to conduct our operations pursuant to the Management Agreement. Our Manager has its own employees, which conduct its day-to-day operations. The Management Agreement does not require our Manager to dedicate specific personnel to our operations.

If we terminate the Management Agreement without cause, we may not, without the consent of our Manager, employ any employee of our Manager or any of its Affiliates, or any Person who has been employed by our Manager or any of its Affiliates at any time within the two year period immediately preceding the date on which the Person commences employment with us for two years after such termination of the Management Agreement. We will not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies will depend upon the experience of certain of our Manager’s officers and employees. None of these individuals’ continued service is guaranteed. If the Management Agreement is terminated or these individuals leave our Manager, our Manager may be unable to replace them with persons with appropriate experience, or at all, and we may not be able to execute our business plan.

We depend on the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Lloyd McAdams, President and Chief Executive Officer; Mr. Joseph E. McAdams, Chief Investment Officer and Executive Vice President; Mr. Thad M. Brown, Chief Financial Officer, Treasurer and Secretary; Mr. Charles J. Siegel, Senior Vice President-Finance and Assistant Secretary; Ms. Bistra Pashamova, Senior Vice President; Mr. Brett Roth, Senior Vice President; and Mr. Evangelos Karagiannis, Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Messrs. Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

If we elect to not renew the Management Agreement without cause, we would be required to pay our Manager a substantial termination fee.

It will be costly for us if we elect not to renew the Management Agreement without cause.

With the consent of the majority of our independent directors, and with at least 180-days’ prior written notice before the end of the calendar year, we may elect to not renew the Management Agreement at the end of the calendar year. If we elect not to renew the Management Agreement without cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by the our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the year-end termination of the Management Agreement.

After giving notice of our intent to not renew the Management Agreement without cause, we will continue to be required to pay our Manager the management fees stated in the Management Agreement until the end of the calendar year that the Management Agreement is not renewed. If such notice is given less than 180 days prior to the end of the calendar year, the management fees will be paid until termination of the Management Agreement at the end of the following calendar year.

At December 31, 2014, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $34.1 million.

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

If we elect to not renew the Management Agreement without cause, for two years thereafter, we may not retain any of our Manager’s employees to assist us in managing the Company on a full-time or interim basis.

The Management Agreement provides that, without the consent of our Manager, the Company may not, for two years after termination of the Management Agreement, employ any employee of our Manager or any of its Affiliates or any person who has been employed by our Manager or any of its Affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with the Company. This provision would make it unlikely that the Company would be able to immediately rely on the experience and knowledge of the employees of the former Manager to assist in any changes made by the board of directors, including assisting with the sale, or the sale or liquidation of a substantial portion of the assets of the Company.

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

In the event of a change of control, we will owe certain of the officers and employees of our Manager a payment as specified in their Change of Control and Arbitration Agreements between these officers/employees and the Company.

In the event of a change of control of the Company, we would incur the costs of paying lump sum payments and other employee benefits to certain of the officers and employees of our Manager as specified in their Change of Control and Arbitration Agreement between these officers/employees and the Company.

The management fee is payable regardless of our performance.

Our Manager is entitled to receive a management fee from us that is based on 1.20% of our Equity (as defined in our Management Agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

The fee structure of the Management Agreement may limit our Manager’s ability to retain access to its key personnel.

Under the terms of the Management Agreement, we are required to pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.20% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income, each as computed in accordance with GAAP. The Management Agreement does not provide our Manager with an incentive management fee that would pay our Manager additional compensation as a result of meeting performance targets. Some of our externally-managed competitors pay their managers an incentive management fee, which enables them to provide additional compensation to their key personnel. Thus, the lack of an incentive fee in the Management Agreement may limit the ability of our Manager to provide key personnel with additional compensation for strong performance, which could adversely affect our Manager’s ability to retain these key personnel. If our Manager were not able to retain any of the key personnel providing services to our Manager, it would have to find replacement personnel to provide those services. Those replacement key personnel may not be able to produce the same operating results as the current key personnel.

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

Potential conflicts of interest could arise if our Manager were to take greater risk for the purpose of increasing our equity in order to earn a greater management fee.

The Management Agreement does not contain an incentive fee. Our Manager is paid a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.20% of our Equity, as defined in the Management Agreement. As the Management Agreement does not contain an incentive fee, our Manager may take greater risk in our investment portfolio to increase our equity in order to earn a greater management fee.

Our Manager’s liability is limited under the Management Agreement, and we have agreed to indemnify our Manager against certain liabilities.

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our board of directors in following or declining to follow any advice or recommendation of our Manager. Our Manager and its Affiliates, and the directors, officers, employees and stockholders of our

Manager and its Affiliates, are not liable to us, any subsidiary of ours, our board of directors or our stockholders for any acts or omissions by our Manager, its officers, employees or its Affiliates, performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under this Management Agreement. We have agreed to indemnify our Manager and its Affiliates, its directors, officers, employees and stockholders of our Manager and its Affiliates (each a “Manager Indemnified Party”) of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of such Manager Indemnified Party, not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of such Manager Indemnified Party under this Management Agreement.

Our Manager has limited resources and may not be able to defend itself in litigation.

The only fee that our Manager receives from us is the base management fee, as previously described. It is anticipated that most, if not all, of this fee will be used by our Manager for compensation to its employees and to pay for its other administrative expenses. Our Manager has limited resources. If our Manager were to be involved in litigation not related to our operations, it may not be able to defend itself and it may be forced to declare bankruptcy or go out of business and we would have to find another Manager. This could have a material adverse impact on our business and our operations.

Failure of our Manager to comply with SEC rules and regulations could cause various disciplinary actions which could cause a disruption in services provided to us and may impact our business operations and our profitability.

Under recent rules promulgated under Dodd-Frank, our Manager is considered an investment adviser. In reliance upon the no-action letter issued by the SEC to the American Bar Association on January 18, 2012, we consider Anworth Management, LLC to be a “relying adviser,” which means that its registration as an investment adviser is integrated into the existing registration of PIA, its “filing adviser.” Anworth Management, LLC and PIA are both subject to the Investment Advisers Act of 1940 and the rules and regulations of the SEC and also are subject to examination by the SEC. Any failure by Anworth Management, LLC, PIA, or any of their respective employees to comply with such rules and regulations could cause various disciplinary actions, up to and including loss of registration status as investment advisers. Such disciplinary actions could lead to disruptions in the services provided to us which may impact our business operations and our profitability.

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

Risks Related to Our Residential Properties Business

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

Initially, our portfolio of properties has been geographically concentrated and any adverse developments in local economic conditions, or the demand for single-family rental homes in these markets, or the occurrence of natural disasters may adversely affect the operating results of this business.

Initially, our target markets are in the east coast of Florida and we are exposed to any adverse developments in local economic conditions or natural disasters in that area. Due to this geographic concentration, any such developments could affect our business to a greater extent than if our properties were less geographically concentrated.

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

Compliance with the REIT provisions of the Code may limit our ability to hedge our assets and operations. Under these provisions, any income that is generated from transactions intended to hedge our interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the REIT 75% and 95% gross income tests if the instrument hedges (1) interest rate risk on liabilities incurred to carry or acquire real estate or (2) risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the REIT 75% or 95% gross income tests, and such instrument is properly identified under applicable Treasury Regulations. Income from hedging transactions that does not meet these requirements will generally constitute non-qualifying income for purposes of both the REIT 75% and 95% gross income tests. As a result of these rules, we may have to limit use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

As a REIT, we must distribute at least 90% of our annual taxable income (subject to certain adjustments) to our stockholders. At the time when we are required to make previously declared dividend distributions, declines in the value of our portfolio holdings and the resulting subsequent margins calls may have depleted most or all of our cash and cash equivalents. If this were to occur and if market conditions allowed us to do so, we would sell some of our portfolio holdings to generate sufficient funds to make the dividend payments. If market conditions did not allow us to sell portfolio holdings, we would be required to borrow funds on an unsecured basis to make the previously declared dividend payments.

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

While presently our assets are similar to those owned by some investment companies, we are not regulated as an investment company. Regulation as an investment company entails that all investment companies maintain significantly lower levels of financial leverage than we have employed since our organization began operations in 1998. Because of the differences in our leverage from that of investment companies, this results in the fluctuation in net income and in book value by us to likely be greater than that experienced by investment companies. Therefore, investors and potential investors in our company should, on an ongoing basis, carefully determine if this greater level of income fluctuation and book value fluctuation is appropriate for them as compared to whether the less volatile results of investment companies are more appropriate for them.

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

Future offerings of debt securities, which would be senior to our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock upon liquidation, or other equity securities, which would dilute our existing stockholders and may be senior to our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock for the purposes of dividend distributions, may harm the market price of our common stock, Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

Our charter provides that we may issue up to 20 million shares of preferred stock in one or more series. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock could have the effect of diluting the amounts we may have available for distribution to holders of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock. The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock will be subordinated to all our existing and future debt. Thus, our Series A Preferred Stockholders, our Series B Preferred Stockholders and our Series C Preferred Stockholders bear the risk of our future offerings reducing the market price of our Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

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

	2014		2013
	High	Low	High	Low
First Quarter	$5.32	$4.25	$6.38	$5.90
Second Quarter	$5.50	$5.04	$6.33	$5.45
Third Quarter	$5.23	$4.79	$5.65	$4.35
Fourth Quarter	$5.45	$4.82	$5.11	$4.14

Holders

As of February 20, 2015, there were approximately 806 record holders of our common stock. On February 20, 2015, the last reported sale price of our common stock on the New York Stock Exchange was $5.19 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on the board of directors’ evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2014
First quarter ended March 31, 2014	$0.14	March 20, 2014
Second quarter ended June 30, 2014	$0.14	June 19, 2014
Third quarter ended September 30, 2014	$0.14	September 18, 2014
Fourth quarter ended December 31, 2014	$0.14	December 18, 2014
2013
First quarter ended March 31, 2013	$0.15	March 28, 2013
Second quarter ended June 30, 2013	$0.15	June 28, 2013
Third quarter ended September 30, 2013	$0.12	September 30, 2013
Fourth quarter ended December 31, 2013	$0.08	December 13, 2013

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

Shares purchased previously under this program:			31,191,399	9,213,439
Month #1 (October 1-31)	5,374,500	$5.09	36,565,899	3,838,939
Month #2 (November 1-30)	595,435	$5.27	37,161,334	3,243,504
Month #3 (December 1-31)	1,832,472	$5.32	38,993,806	1,411,032
Total shares purchased this quarter:	7,802,407			1,411,032
Total shares available to replace shares issued under the 2012 Dividend Reinvestment and Stock Purchase Plan	81,494			1,492,526
Additional shares authorized for repurchase on October 17, 2004	10,000,000			11,492,526
Total shares available for repurchase at December 31, 2014				11,492,526

_____________

(1)

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, our board of directors authorized us to acquire up to an additional 5,000,000 shares of our common stock; on March 13, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock; on May 22, 2014, we announced that our board of directors had authorized the Company to acquire up to an additional 10,000,000 shares of our common stock; and on October 17, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock, in each case through our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

Total Return Performance
Anworth Mortgage Asset Corporation
S&P 500 Index
NAREIT Mortgage REIT Index
Index Value
220
200
180
160
140
120
100
80
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
12/31/14

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Anworth Mortgage Asset Corporation	100.00	114.60	117.64	120.55	96.77	134.58
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NAREIT Mortgage REIT Index	100.00	122.60	119.63	143.43	140.62	165.76

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2009 in our common stock, that $100 was invested in each of the indices on December 31, 2009 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share data and days)
Statements of Income Data
Days in period	365	365	366	365	365
Interest income net of amortization of premium and discount	$157,156	$174,784	$195,853	$224,180	$219,803
Interest expense	(79,907)	(92,970)	(86,073)	(89,265)	(95,830)
Net interest income	$77,249	$81,814	$109,780	$134,915	$123,973
Other (loss) income	(30,876)	9,634	5,860	2,225	270
Expenses	(17,754)	(15,728)	(15,422)	(14,264)	(13,744)
Net income	$28,619	$75,720	$100,218	$122,876	$110,499
Dividends on preferred stock	(5,716)	(5,736)	(5,773)	(5,885)	(5,764)
Net income available to common stockholders	$22,903	$69,984	$94,445	$116,991	$104,735
Basic earnings per common share	$0.18	$0.49	$0.68	$0.91	$0.89
Diluted earnings per common share	$0.18	$0.49	$0.67	$0.90	$0.87
Average number of shares outstanding	123,949	142,455	138,382	128,601	118,164
Average number of diluted shares outstanding	128,057	146,400	142,485	132,759	121,919

	As of December 31,
	2014	2013	2012	2011	2010
	(amounts in thousands, except per share data)
Balance Sheets Data
MBS	$7,223,073	$8,556,446	$9,244,693	$8,763,479	$7,739,052
Total assets	$7,298,335	$8,619,491	$9,285,105	$8,813,769	$7,790,215
Repurchase agreements	$6,370,740	$7,580,000	$8,020,000	$7,595,000	$6,375,000
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$6,516,894	$7,717,305	$8,197,388	$7,804,243	$6,896,304
Series B Preferred Stock	$23,924	$23,924	$25,222	$27,239	$25,630
Stockholders' equity (common and Series A Preferred)	$757,517	$878,262	$1,062,495	$982,287	$868,281
Number of common shares outstanding	109,234	138,717	142,013	134,115	120,901
Book value per common share	$6.48	$5.98	$7.14	$6.96	$6.78

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a Maryland corporation focused on investing in, financing and managing a leveraged portfolio of residential mortgage-backed securities and other financial assets which we collectively refer to as our target investments. We operate as a REIT as defined under the Code.

We are externally managed and advised by Anworth Management, LLC, or our Manager. Our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors.

Our objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target investments. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target investments include the following:

•	Agency MBS (meaning MBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac);
•	Non-Agency MBS (meaning MBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac); and
•	Residential real estate and other financial assets comprising up to 10% of our total portfolio.

We generally view our target investments as being influenced primarily by either interest rate risks or credit risks. Our Agency MBS are sensitive to changes in interest rates and prepayment speeds. Our Non-Agency MBS are sensitive to changes in credit risk.

The assets which we allocate to Agency MBS are also allocated to one of two subcategories: Agency MBS which have a fixed interest rate during the life of the mortgages and Agency MBS whose interest rates will change or adjust to current market levels at varying times.

We believe our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and implementation of a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment credit and other portfolio risks. As a result, MBS asset allocation reflects management’s opportunistic approach to investing in the marketplace.

During the fourth quarter of 2014, we reintroduced Non-Agency MBS into our asset allocation. The table below provides the MBS asset allocation and asset allocation between our Agency MBS and Non-Agency MBS at December 31, 2014 and 2013 (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$7,023,363	97.24%	$8,556,367	100.00%
Non-Agency MBS	199,710	2.76	79	-
Total MBS:	$7,223,073	100.00%	$8,556,446	100.00%

As we develop more of our hybrid investment model, these percentages may change. As our MBS asset allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our Portfolio

At December 31, 2014 and December 31, 2013, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	December 31, 2014	December 31, 2013
	(dollar amounts in thousands)

Total assets	$7,298,335	$8,619,491
Fair value of MBS	$7,223,073	$8,556,446
Adjustable-rate Agency MBS (less than 1 year reset)	25%	19%
Adjustable-rate Agency MBS (1-2 year reset)	13	9
Adjustable-rate Agency MBS (2-3 year reset)	11	15
Adjustable-rate Agency MBS (3-4 year reset)	4	10
Adjustable-rate Agency MBS (4-5 year reset)	7	3
Adjustable-rate Agency MBS (5-7 year reset)	11	15
Adjustable-rate Agency MBS (>7 year reset)	9	8
15-year fixed-rate Agency MBS	14	20
20-year and 30-year fixed-rate Agency MBS	3	1
Non-Agency MBS	3	-
Total MBS:	100%	100%

Stockholders’ equity available to common stockholders at December 31, 2014 was approximately $708.2 million, or $6.48 per share. The $708.2 million equals total stockholders’ equity of $757.5 million less the Series A Preferred Stock liquidating value of approximately $48 million and less the difference between the Series B Preferred Stock liquidating value of $25.2 million and the proceeds from its sale of $23.9 million.

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. On June 25, 2013, a bipartisan group of U.S. Senators introduced a draft bill (better known as the Corker-Warner bill) to the U.S. Senate titled, “Housing Finance Reform and Taxpayer Act of 2013,” which may serve as a catalyst for congressional discussion on the reform of Fannie Mae and Freddie Mac. On July 11, 2013, members of the House Committee on Financial Services introduced a draft bill to the U.S. House of Representatives titled, “Protecting American Taxpayers and Homeowners Act.” The Corker-Warner bill failed to garner enough support to make it to the Senate floor for a vote. The House bill did not have enough support to make it out of the House Committee on Financial Services.

During the first quarter 2014, Senate Banking Committee Chairman Tim Johnson (D-South Dakota) and ranking member Mike Crapo (R-Idaho) introduced a bipartisan housing finance reform bill that builds on the earlier Corker-Warner bill. This new Senate bill would also wind-down and eliminate Fannie Mae and Freddie Mac, as well as establish a Federal Mortgage Insurance Corporation (FMIC) in their place that would guarantee qualified mortgages. In May 2014, this bill received the approval of the Senate Banking Committee but it was not brought to the full Senate for this year. Lenders would be required to bear any losses on the first 10% of capital. The bill also calls for the creation of a “member-only securitization platform that would issue a single, standardized FMIC-wrapped security, and permit private label securities to be issued in a manner that encourages standardization and improved market liquidity.” It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. Most Federal Reserve officials previously announced in the June 2014 meeting that they expected the first hike in interest rates to come sometime in 2015. At its December 17, 2014 meeting, the FOMC maintained the Fed Funds rate at its current level and stated that it would continue to review the appropriate target rate based on the goals of maximizing employment and as long as the inflation rate was under 2%.

Other Recent Activity

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act also delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic spending cuts, which went into effect on March 1, 2013. During 2013 and 2014, Congress passed several interim measures of providing temporary funding to the U.S. government and temporarily increasing the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On December 16, 2014, President Obama signed a $1.1 trillion appropriations bill that will fund most government operations through September 2015. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

In 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its capital standards for major banking institutions (Basel III). Under these standards, when fully phased-in on January 1, 2019, banking institutions will be required to maintain heightened capital ratio requirements. As of September 2013, the majority of participating nations had formally adopted most provisions of Basel III, with implementations generally beginning on January 1, 2014. It is unclear how the adoption of Basel III will affect our business at this time; however, increased capital requirements for banks could adversely affect our borrowing costs, availability of financing and the lending capacity of banks which, in turn, would affect the availability of MBS that we could acquire.

During 2012 and 2013, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. In September 2013, oversight of LIBOR was transferred over to United Kingdom regulators, the Financial Conduct Authority. The administration of LIBOR was to be transferred to the NYSE Euronext Rate Administration Limited but this group was renamed as the ICE Benchmark Administration Limited, or the IBA, upon the successful completion of the acquisition of NYSE Euronext by the Intercontinental Exchange in November 2013. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the IBA following authorization by the Financial Conduct Authority. In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. The proposal was sent out for comments to be submitted back to the IBA by December 19, 2014. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Results of Operations

Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, our net income available to common stockholders was approximately $22.9 million, or $0.18 per diluted share, based on a weighted average of 128.1 million fully diluted shares outstanding. This includes net income of

$28.6 million minus the payment of preferred dividends of $5.7 million. For the year ended December 31, 2013, our net income available to common stockholders was approximately $70 million, or $0.49 per diluted share, based on a weighted average of 146.4 million fully diluted shares outstanding. This included net income of $75.7 million minus the payment of preferred dividends of $5.7 million.

Net interest income for the year ended December 31, 2014 totaled $77.2 million, or 38% of gross income, compared to $81.8 million, or 34.5% of gross income, for the year ended December 31, 2013. Net interest income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income net of premium amortization expense for the year ended December 31, 2014 was $157.2 million, compared to $174.8 million for the year ended December 31, 2013, a decrease of 10.1%, due primarily to a decrease in the weighted average coupons on MBS (from 2.67% in 2013 to 2.56% in 2014) and a decrease in the weighted average portfolio outstanding, from approximately $8.86 billion in 2013 to approximately $7.89 billion in 2014, partially offset by a decrease in premium amortization expense of $16.3 million. Interest expense for the year ended December 31, 2014 was $79.9 million, compared to $93 million for the year ended December 31, 2013, a decrease of approximately 14.1%, which resulted primarily from a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.15% in 2013 to 1.11% in 2014, and a decrease in the average borrowings outstanding, from $8.01 billion in 2013 to $7.09 billion in 2014.

Recoveries on Non-Agency MBS were approximately $120 thousand for the year ended December 31, 2014 compared to $397 thousand for the year ended December 31, 2013.

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

During the year ended December 31, 2014, premium amortization expense decreased $16.3 million, or 26.3%, to $45.7 million from $62 million during the year ended December 31, 2013 due primarily to a decrease in the balance of unamortized purchase premium as well as a decrease in both actual prepayments and future prepayment assumptions, on average, for the year. The decrease in the balance of unamortized purchase premium was due primarily to a decrease in Agency MBS assets. Based on the amount of Agency MBS assets held at December 31, 2014, we expect this trend of decreasing unamortized purchase premium and its effect on premium amortization expense to continue. Realized prepayments decreased from 2013 to 2014. The primary driver of realized prepayments is the relative difference between the new mortgage rate and borrowers’ current mortgage rates or expected future mortgage rates, as is the case with adjustable-rate mortgages. The decrease in realized prepayments during 2014 was due primarily to mortgage rates being higher, on average, during the year as compared 2013. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Based upon current actual prepayments and expected future mortgage rates and their impact on future prepayments, we do not expect the trend of decreasing actual prepayments and future prepayment assumptions seen from 2013 to 2014 to continue significantly.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2014				Year Ended December 31, 2013
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	12%	14%	18%	15%	24%	24%	23%	15%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of Agency MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2014, we received proceeds of approximately $562 million from the sales of Agency MBS and recognized a net loss of approximately $2.85 million. We had no set plan to sell these securities nor were we required to do so. During the year ended December 31, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized gross realized gains on sales of approximately $14.89 million and gross realized losses on sales of approximately $5.65 million. Asset sales during 2014 were primarily a factor of shifting more of our portfolio to TBA dollar roll funded assets, which do not require repurchase agreement financing. In 2013, we sold assets for repositioning our investment portfolio for asset/liability management purposes. During the year ended December 31, 2014, we sold approximately $4 billion in notional amounts of TBA Agency MBS, net of derivative income, and recognized a gain of approximately $10.2 million. During the year ended December 31, 2013, we did not enter into any TBA Agency MBS contracts.

During the year ended December 31, 2014, we also had a loss on interest rate swaps recognized in our income statement of approximately $36.7 million, consisting primarily of $31.6 million in net cash settlements, approximately $7.7 million in AOCI amortization and the difference of approximately $2.6 million in the change in fair value (see the section entitled “Accounting for Derivative and Hedging Activities” in Note 1 for additional information). During the year ended December 31, 2013, we had a gain on interest rate swaps of approximately $62.7 million due primarily to the change in fair value of the swaps, which was recognized not through earnings but in AOCI. Also during the year ended December 31, 2014, we had a loss of approximately $1.7 million on Eurodollar Futures Contracts. During the year ended December 31, 2013, we did not have any Eurodollar Futures Contracts.

Total expenses were approximately $17.8 million for the year ended December 31, 2014, compared to approximately $15.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, we incurred management fees of approximately $10.75 million, which is based on a percentage of our equity (see Note 11 to the accompanying audited consolidated financial statements) compared to management fees of approximately $12 million for the year ended December 31, 2013. “Other expenses” (as detailed in Note 15 to the accompanying audited consolidated financial statements) increased by $3.2 million due primarily to the increase in legal and professional fees of approximately $2.1 million and the increase in printing and stockholder communications of approximately $0.4 million, both of which were related to the Company’s proxy solicitation contest during 2014 and also to the increase in expenses related to our rental properties business of approximately $0.7 million. We did not own any rental properties during 2013.

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

Total expenses were approximately $15.7 million for the year ended December 31, 2013, compared to approximately $15.4 million for the year ended December 31, 2012. For the year ended December 31, 2013, we incurred management fees of approximately $12 million, which is based on a percentage of our equity (see Note 11 to the accompanying audited consolidated financial statements) compared to management fees of approximately $11.6 million for the year ended December 31, 2012. “Other expenses” (as detailed in Note 15 to the accompanying audited consolidated financial statements) decreased by $70 thousand.

Financial Condition

MBS Portfolio

At December 31, 2014, we held Agency MBS which had an amortized cost of approximately $6.96 billion, consisting primarily of approximately $5.7 billion of adjustable-rate MBS and approximately $1.3 billion of fixed-rate MBS. This amount represents an approximate 18.9% decrease from the $8.58 billion held at December 31, 2013. Of the adjustable-rate Agency MBS owned by us, 31% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 69% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2014, the Non-Agency MBS had an amortized cost of approximately $199.7 million, a fair value of approximately $199.7 million and a contractually required principal of approximately $236.4 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2014 and December 31, 2013, classified by type of issuer (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$4,103,073	56.8%	$4,962,273	58.0%
Freddie Mac (FHLMC)	2,908,590	40.3	3,580,834	41.8
Ginnie Mae (GNMA)	11,700	0.1	13,260	0.2
Non-Agency MBS	199,710	2.8	79	-
Total MBS:	$7,223,073	100.0%	$8,556,446	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2014 and December 31, 2013 by type of interest rate index (dollar amounts in thousands):

	December 31, 2014		December 31, 2013
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,098	-%	$1,532	-%
Six-month LIBOR	42,994	0.6	51,301	0.6
One-year LIBOR	5,495,253	76.1	6,488,980	75.8
Six-month certificate of deposit	888	-	992	-
Six-month constant maturity treasury	170	-	227	-
One-year constant maturity treasury	196,752	2.7	227,805	2.7
Cost of Funds Index	13,251	0.2	16,223	0.2
15-year fixed-rate	1,042,820	14.4	1,658,348	19.4
20-year and 30-year fixed-rate	230,137	3.2	111,038	1.3
Total Agency MBS:	$7,023,363	97.2%	$8,556,446	100.0%
Non-Agency MBS	199,710	2.8	-	-
Total MBS:	$7,223,073	100.0%	$8,556,446	100.00%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 7 to the accompanying audited consolidated financial statements.

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013 were as follows:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013
Agency MBS Portfolio
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.53%	2.58%	2.60%	2.57%	2.52%
Hybrid adjustable-rate Agency MBS	2.53	2.55	2.57	2.59	2.62
15-year fixed-rate Agency MBS	2.65	2.69	2.65	2.68	2.66
20-year and 30-year fixed-rate Agency MBS	4.37	4.40	5.01	5.04	5.71
Total Agency MBS:	2.61%	2.64%	2.63%	2.65%	2.65%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.88%	102.81%	102.65%	102.56%	102.46%
Hybrid adjustable-rate Agency MBS	103.57	103.60	103.58	103.55	103.45
15-year fixed-rate Agency MBS	103.05	103.14	103.16	103.10	103.39
20-year and 30-year fixed-rate Agency MBS	103.13	103.17	102.86	102.91	101.31
Total Agency MBS:	103.30%	103.32%	103.28%	103.24%	103.23%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.53%	2.56%	2.55%	2.57%	2.57%

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at December 31, 2014 (dollar amounts in thousands):

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,798	$21,787	$28,371	76.83%	1.73%	6.39%
Alt-A	79,584	79,625	106,482	74.97%	2.00%	5.65%
Subprime	35,987	35,987	37,834	95.12%	3.40%	5.63%
Non-performing	62,341	62,306	63,674	97.85%	4.83%	5.72%
Total Non-Agency MBS:	$199,710	$199,705	$236,361	84.59%	2.95%	5.75%

The information in the table below pertains to our repurchase agreement borrowings at December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and December 31, 2012:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	December 31, 2012
	(dollar amounts in thousands)

Repurchase agreements outstanding	$6,370,740	$6,550,000	$7,118,500	$7,510,000	$7,580,000	$8,020,000
Average repurchase agreements outstanding during the quarter	$6,469,942	$6,901,889	$7,434,984	$7,565,029	$7,644,822	$8,069,889
Average quarterly repurchase agreements outstanding during the year	$7,092,961	N/A	N/A	N/A	$8,011,694	$7,860,703
Maximum monthly amount during the quarter	$6,467,509	$7,041,000	$7,551,000	$7,563,000	$7,635,000	$8,051,000
Maximum monthly amount during the year	$7,563,000	N/A	N/A	N/A	$8,485,000	$8,051,000
Average interest rate on outstanding repurchase agreements during the quarter	0.37%	0.32%	0.32%	0.35%	0.39%	0.47%
Average days to maturity	37 days	38 days	37 days	37 days	38 days	34 days
Average interest rate after adjusting for interest rate swaps	1.06%	1.08%	1.47%	1.48%	1.50%	1.12%
Weighted average maturity after adjusting for interest rate swaps	767 days	845 days	992 days	1,008 days	1,010 days	420 days

__________________

N/A = Not applicable.

At December 31, 2014 and December 31, 2013, the unamortized net premium paid for our Agency MBS was approximately $222.4 million and $268.1 million, respectively.

At December 31, 2014, the unamortized net discount on our Non-Agency MBS was approximately $36.6 million. At December 31, 2013, the Non-Agency MBS were acquired at par.

At December 31, 2014, the current yield on our Agency MBS declined to 2.53% at December 31, 2014 from 2.57% at December 31, 2013. This was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 1 basis point per quarter. For the three months ended December 31, 2014, the weighted average coupon for our total Agency MBS declined by 3 basis points. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions decreased from 1.50% at December 31, 2013 to 1.06% at December 31, 2014. The decrease was due primarily to a decrease in the amount of outstanding swap agreements, from $5.375 billion at December 31, 2013 to $3.33 billion at December 31, 2014. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions decreased from 1010 days at December 31, 2013 to 767 days at December, 31, 2014. This was due primarily to the decrease in the amount of outstanding swap agreements and because very few swaps were added during the year. Please see the discussion on this in the section entitled “Derivatives” which follows below.

At December 31, 2014, the balance of our Non-Agency MBS was $199.7 million. The balance of our Non-Agency MBS at December 31, 2013 was approximately $79 thousand.

Residential Properties Portfolio

At December 31, 2014, we owned 79 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $12.9 million. As we did not start this operation until March 2014, we did not own any single-family residential properties at December 31, 2013.

Derivatives

We periodically enter into derivative transactions, in the form of interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swap transactions as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. The hedging rules that exclude certain hedging income from the computation of the 95% income test have been extended to exclusion under the 75% income test as well. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Swaps are derivative instruments as defined by ASC 815-10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed rate of interest during the term of the swaps we receive a payment that varies with the three-month LIBOR rate.

The information in the following table pertains to all of our swaps at December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, and December 31, 2013:

	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013

Aggregate notional amount of swap agreements	$3.330 billion	$3.805 billion	$5.265 billion	$5.44 billion	$5.375 billion
Average maturity of swap agreements	4.0 years	4.0 years	3.7 years	3.8 years	3.9 years
Weighted average fixed rate paid on swap agreements	1.56%	1.54%	1.78%	1.79%	1.81%
Aggregate notional amount of Eurodollars Futures Contracts	$5.50 billion	$5.50 billion	$0	$0	$0

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

On March 17, 2014, we decided to discontinue hedge accounting on certain swaps with notional balances of approximately $1.685 billion. On August 22, 2014, we decided to discontinue hedge accounting on the remainder of our swaps. During 2014, the aggregate amount of swaps that we either terminated or that had matured was $2.61 billion. Most of the swaps that were terminated had a remaining term of less than two years and had higher interest rates, which is the primary reason for the decline in the average fixed pay swap rate, from 1.81% at December 31, 2013 to 1.56% at December 31, 2014. While these were still effective under GAAP, they were becoming less viable economically and for asset/liability management. They were replaced with the Eurodollar Futures Contracts, which require no payments of interest during their term.

For both the terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. During the year ended December 31, 2014, the net unrealized loss in AOCI on the interest rate swaps was approximately $47 million (consisting primarily of approximately $34.4 on de-designated swaps, approximately $0.4 million on new swaps and approximately $11.8 million on terminated de-designated swaps) as compared to unrealized losses in AOCI of approximately $33 million on our swap agreements at December 31, 2013.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.96 million, which is included in “other assets,” and there was a derivative liability of approximately $1.7 million. For the year ended December 31, 2014, we had losses on Eurodollar Futures Contracts of approximately $1.7 million. We did not enter into these types of contracts during the year ended 2013.

At December 31, 2014, we had approximately $690 million in notional amount of TBA Agency MBS. During 2014, we recognized approximately $10.2 million in gains on the TBA Agency MBS, net of derivative income.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 7 and 13 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $6.37 billion at December 31, 2014. As collateral for the repurchase agreements and swaps, we had pledged approximately $6.65 billion in Agency MBS and approximately $155 million in Non-Agency MBS. Our other significant source of funds for the year ended December 31, 2014 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.44 billion.

For the year ended December 31, 2014, there was a net increase in cash and cash equivalents of approximately $7.6 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2014 was approximately $85.2 million. This is comprised primarily of net income of $28.6 million and adding back the following non-cash items: the amortization of premium and discounts of approximately $45.7 million; depreciation on rental properties of $235 thousand; loss on sales of Agency MBS of approximately $2.85 million; loss on interest rate swaps of approximately $36.7 million; the amortization of restricted stock of $97 thousand; and loss on Eurodollar Futures Contracts of approximately $1.7 million, partially offset by periodic net settlements on interest rate swaps of approximately $17.5 million; gain on derivatives net of derivative income on TBA Agency MBS of approximately $10.2 million; accretion of discount on Non-Agency MBS of approximately $429 thousand and recovery on Non-Agency MBS of $120 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $3.1 million; a decrease in accrued interest payable of approximately $1 million; a decrease in interest receivable of approximately $4.2 million and an increase in prepaid expense of approximately $8.7 million;

•

Net cash provided by investing activities for the year ended December 31, 2014 was approximately $1.39 billion, which consisted of $1.44 billion from principal payments on Agency MBS; proceeds from sales of Agency MBS of approximately $562 million and principal payments on Non-Agency MBS of approximately $1.5 million, partially offset by purchases of Agency MBS of $431 million; purchases of Non-Agency MBS of approximately $176 million and purchases of residential properties of approximately $13.1 million; and

•

Net cash used in financing activities for the year ended December 31, 2014 was approximately $1.46 billion. This consisted of borrowings on repurchase agreements of approximately $33.862 billion, offset by repayments on repurchase agreements of approximately $35.071 billion; common stock repurchased of approximately $153 million, net of proceeds from common stock issued; dividends paid of $63.7 million on common stock; dividends paid of approximately $5.7 million on preferred stock and settlements on terminated interest rate swaps of approximately $42.4 million, less net settlements on TBA Agency MBS of approximately $9.2 million.

Relative to our MBS portfolio at December 31, 2014, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to 3.75 months. At December 31, 2014, we had borrowed funds under repurchase agreements with 25 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2014 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 8.1x at December 31, 2013 to 7.78x at December 31, 2014. The decrease in leverage was due primarily to a decrease in repurchase agreements outstanding, from $7.58 billion at December 31, 2013 to $6.37 billion at December 31, 2014.

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

During the year ended December 31, 2014, we raised approximately $1.4 million in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2014, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, and Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Sales Agreement, with Cantor to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the year ended December 31, 2014, we did not issue any shares of our Series A Preferred Stock, our Series B Preferred Stock or our common stock under the 2011 Sales Agreement. At December 31, 2014, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale under the 2011 Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. On December 13, 2013, our board of directors authorized us to acquire up to an additional 5,000,000 shares of our common stock; on March 13, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock; on May 22, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock; and on October 17, 2014, our board of directors authorized us to acquire up to ab additional 10,000,000 share of our common stock, in each case through our share repurchase program. During the year ended December 31, 2014, we repurchased an aggregate of 29,778,634 shares at a weighted average price of $5.16 per share under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents our contractual obligations at December 31, 2014 (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Repurchase agreements(1)	$6,370,740	$6,370,740	$0	$0	$0
Junior subordinated notes(2)	37,380	0	0	0	37,380
Lease commitment	3,779	457	956	1,014	1,352
Total:	$6,411,899	$6,371,197	$956	$1,014	$38,732
__________________

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 6 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2014 was $757.5 million. Common stockholders’ equity was approximately $708.2 million, or a book value of $6.48 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

Under our available-for-sale accounting treatment, unrealized fluctuations in fair values of assets are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are not other-than-temporary, they do not impact GAAP income or taxable income but rather are reflected on the balance sheets by changing the carrying value of the assets and reflecting the change in stockholders’ equity under “accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized income” on available-for-sale Agency MBS was approximately $31.6 million, or 0.45% of the amortized cost of our Agency MBS, at December 31, 2014. This, along with “accumulated other comprehensive loss, derivatives” of approximately $46.6 million and “accumulated other comprehensive income” on available-for-sale Non-Agency MBS of approximately $5 thousand, constitutes the total “accumulated other comprehensive loss” of approximately $15 million.

Non-GAAP Measure

The following table represents our common stockholders’ equity with and without accumulated other comprehensive income, or AOCI, which are non-GAAP financial measures, at December 31, 2014 and December 31, 2013, respectively, which are reconciled to the nearest comparable GAAP financial measure, which is “total stockholders’ equity.”. The Company’s management believes that these financial measures, when considered together with our GAAP financial measures, provide information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. We believe that common stockholders’ equity without AOCI is a relevant measure to provide to investors because AOCI fluctuates on a quarterly and yearly basis based upon changes in fair market values on our securities and swap agreements. Showing common stockholders’ equity without AOCI allows investors to evaluate how our common stockholders’ equity has changed exclusive of the changes in AOCI. These financial measures should not be used as a substitute in assessing the Company’s financial condition at December 31, 2014 and December 31, 2013, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	December 31, 2014	December 31, 2013
	(in thousands)
Common stockholders’ equity without AOCI	$723,197	$920,969
AOCI – unrealized (loss) income	(14,981)	(92,008)
Common stockholders’ equity	$708,216	$828,961
Series A Preferred Stock liquidation value	47,984	47,984
Series B Preferred Stock liquidation value	25,241	25,241
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(23,924)
Total stockholders’ equity per balance sheets	$757,517	$878,262
Common shares outstanding	109,234	138,717
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.62	$6.64
AOCI	(0.14)	(0.66)
Common stockholders’ equity	$6.48	$5.98

The primary reason for the decrease in common stockholder’s equity without AOCI, from approximately $921 million at December 31, 2013 to approximately $723 million at December 31, 2014, was due to our repurchases of our common stock.

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

For Non-Agency MBS purchased at a discount, these are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Credit Deterioration (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents accretable yield, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2014 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 7 to the accompanying audited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency

MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of bond and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

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

Prior to March 18, 2014 and August 22, 2014, when we de-designated our swaps from hedge accounting, on the date we entered into a derivative contract, we designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that were highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, were recorded in “other comprehensive income” and reclassified to income when the forecasted transaction affected income (e.g., when periodic settlement interest payments were due on repurchase agreements). The swap agreements were carried on our balance sheets at their fair value based on values obtained from large financial institutions who were market makers for these types of instruments. Hedge ineffectiveness, if any, was recorded in current-period income.

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

When we discontinued hedge accounting, the gain or loss on the derivative remains in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2014, none of our derivative instruments were designated as hedges. At December 31, 2013, all of our derivative instruments were classified as hedges.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 7 and 13 to the accompanying audited consolidated financial statements.

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

Recent Accounting Pronouncements

A description of recent accounting pronouncements, the date adoption is required and the impact on our audited consolidated financial statements is contained in Note 1 to the accompanying audited consolidated financial statements.

Subsequent Events

On January 15, 2015, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2015 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2015.

On January 27, 2015, we completed a public offering of 300,000 shares of our 7.625% Series C Cumulative Redeemable Preferred Stock and received net proceeds of approximately $7.0 million. The shares were sold pursuant to our shelf registration statement on Form S-3.

From January 1, 2015 through February 20, 2015, we issued an aggregate of 74,656 shares of our common stock at a weighted average price of $5.22 per share under our 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $389 thousand.

From January 1, 2015 through February 20, 2015, we repurchased an aggregate of 3,056,139 shares of our common stock at a weighted average price of $5.16 per share under our share repurchase program.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2014, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,042,820	14.4%	$-	-%
20-year and 30-year fixed-rate investments	230,137	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	570,045	7.9	6,370,740	100.0
Greater than 3 months and less than 1 year	1,258,553	17.4	-	-
Greater than 1 year and less than 2 years	951,325	13.2	-	-
Greater than 2 years and less than 3 years	791,649	11.0	-	-
Greater than 3 years and less than 4 years	254,491	3.5	-	-
Greater than 4 years and less than 5 years	496,154	6.9	-	-
Greater than 5 years and less than 7 years	810,394	11.2	-	-
Greater than 7 years	617,795	8.5	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS(3)	35,796	0.5	-	-
Hybrid MBS	40,589	0.6	-	-
Fixed-rate MBS	123,325	1.7	-	-
Total MBS Portfolio:	$7,223,073	100.0%	$6,370,740	100.0%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2013, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,658,348	19.4%	$-	-%
30-year fixed-rate investments	111,038	1.3	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	528,776	6.2	7,580,000	100.0
Greater than 3 months and less than 1 year	1,113,514	13.0	-	-
Greater than 1 year and less than 2 years	730,340	8.5	-	-
Greater than 2 years and less than 3 years	1,273,775	14.9	-	-
Greater than 3 years and less than 4 years	873,407	10.2	-	-
Greater than 4 years and less than 5 years	293,402	3.4	-	-
Greater than 5 years and less than 7 years	1,305,608	15.3	-	-
Greater than 7 years	668,238	7.8
Total:	$8,556,446	100.0%	$7,580,000	100.00%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2014, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $31.6 million from a negative adjustment (other comprehensive loss) at December 31, 2013 of approximately $58.6 million.

Real Estate Risk

Non-Agency MBS and residential property values are subject to volatility and may be affected adversely by a number of factors including national, regional and local economic conditions; local real estate conditions (such as an oversupply of housing); changes or continued weakness in specific industry segments; construction quality; age and design; demographic factors; and retroactive changes to building or similar codes. Decreases in property values reduce the value of the collateral for mortgage loans and the potential proceeds available to borrowers to repay the loans, which could cause us to suffer losses on our Non-Agency MBS investments.

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2014, our Agency MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 767 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During 2013 and 2014, Congress passed several interim measures of providing temporary funding to the U.S. government and temporarily increasing the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On December 16, 2014, President Obama signed a $1.1 trillion appropriations bill that will fund most government operations through September 2015. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2014, we had unrestricted cash of approximately $15 million and $344 million in unpledged Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Credit Risk

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency MBS. On investments in Non-Agency MBS that are collateralized by non-performing loans, there is a high expectation of losses on these loans. Resolution of the loans typically comes from loan modifications, short sales and foreclosures. With respect to these Non-Agency MBS, our investments are senior in the credit structure and credit support contained in these MBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency MBS. In addition, with respect to any particular target investment, we evaluate relative valuation, supply and demand trends, the shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2014 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements. This analysis utilized assumptions, models and estimates of our Manager based upon our Manager’s judgment, experience and expectations.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–55%	–2.4%
–1%	–18%	–0.2%
0%	0%	0%
1%	–24%	–0.9%
2%	–47%	–2.2%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of our interest rate swap agreements and Eurodollar Futures Contracts on both net interest income and portfolio value. As of December 31, 2014, the aggregate notional amount of the interest rate swap agreements was $3.33 billion and the weighted average maturity was approximately 4 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	15%	1.3%
–1%	52%	1.6%
0%	0%	0%
1%	–7%	–2.7%
2%	–77%	–5.9%

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013. Based on our assessment, we believe that, as of December 31, 2014, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

The Company’s independent auditors, McGladrey LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation’s (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 expressed an unqualified opinion.

McGladrey LLP

Los Angeles, California

February 26, 2015

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 30, 2015.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 30, 2015.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 30, 2015.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 30, 2015.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Principal Accountant Fees and Services” in our definitive proxy statement to be filed with the SEC no later than April 30, 2015.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm, McGladrey LLP;
•	Consolidated Balance Sheets as of December 31, 2014 and December 31, 2013;
•	Consolidated Statements of Income: For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2014, December 31, 2013 and December 31, 2012;
•	Notes to Consolidated Financial Statements.
(2)	Schedules to financial statements:

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

DATED: February 26, 2015	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JOSEPH LLOYD MCADAMS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2015
Joseph Lloyd McAdams

/s/ THAD M. BROWN	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2015
Thad M. Brown

/s/ JOSEPH E. MCADAMS	Executive Vice President, Chief Investment Officer and Director	February 26, 2015
Joseph E. McAdams

/s/ LEE A. AULT, III	Director	February 26, 2015
Lee A. Ault, III

/s/ JOE E. DAVIS	Director	February 26, 2015
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 26, 2015
Robert C. Davis

/s/ MARK S. MARON	Director	February 26, 2015
Mark S. Maron

[THIS PAGE INTENTIONALLY LEFT BLANK]

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation and subsidiaries as of December 31, 2014 and 2013, and their results of operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anworth Mortgage Asset Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

McGladrey LLP

Los Angeles, California

February 26, 2015

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2014	2013

ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$6,650,143	$8,060,567
Agency MBS at fair value	343,734	462,399
Paydowns receivable	29,486	33,401
	$7,023,363	$8,556,367
Non-Agency MBS at fair value (including $155,311 pledged to counterparties)	199,710	79
Residential real estate	12,871	-
Cash and cash equivalents	14,989	7,368
Interest and dividends receivable	19,115	23,310
Derivative instruments at fair value	9,792	22,551
Prepaid expenses and other	18,495	9,816
Total Assets:	$7,298,335	$8,619,491
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$17,606	$30,117
Repurchase agreements	6,370,740	7,580,000
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	45,259	55,914
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on common stock	15,396	11,097
Accrued expenses and other	29,084	1,368
Total Liabilities:	$6,516,894	$7,717,305
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	$46,537	$46,537
Common Stock: par value $0.01 per share; authorized 200,000 shares, 109,972 issued and 109,234 outstanding at December 31, 2014 and 138,717 issued and outstanding at December 31, 2013, respectively	1,100	1,387
Additional paid-in capital	1,033,015	1,185,369
Accumulated other comprehensive (loss) consisting of unrealized gains and losses	(14,981)	(92,008)
Accumulated deficit	(308,154)	(263,023)
Total Stockholders' Equity:	$757,517	$878,262
Total Liabilities and Stockholders' Equity:	$7,298,335	$8,619,491

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012

Interest and other income:
Interest on Agency MBS	$155,486	$174,713	$195,705
Interest on Non-Agency MBS	1,039	15	58
Income on rental properties	589	-	-
Other income	42	56	90
	157,156	174,784	195,853
Interest expense:
Interest expense on repurchase agreements	78,643	91,690	84,720
Interest expense on junior subordinated notes	1,264	1,280	1,353
	79,907	92,970	86,073
Net interest income	77,249	81,814	109,780

Other Income:
(Loss) gain on sales of Agency MBS	(2,854)	9,237	4,434
Loss on interest rate swaps, net	(36,676)	-	-
Gain on derivatives-TBA Agency MBS, net	10,228	-	-
Loss on derivatives-Eurodollar Futures Contracts	(1,694)	-	-
Recovery on Non-Agency MBS	120	397	1,426
Total other (loss) income	(30,876)	9,634	5,860

Operating Expenses:
Management fee to related party	(10,746)	(11,961)	(11,585)
General and administrative expenses	(7,008)	(3,767)	(3,837)
Total operating expenses	(17,754)	(15,728)	(15,422)
Net income	$28,619	$75,720	$100,218
Dividend on Series A Cumulative Preferred Stock	(4,139)	(4,142)	(4,045)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,577)	(1,594)	(1,728)
Net income to common stockholders	$22,903	$69,984	$94,445

Basic earnings per common share	$0.18	$0.49	$0.68
Diluted earnings per common share	$0.18	$0.49	$0.67
Basic weighted average number of shares outstanding	123,949	142,455	138,382
Diluted weighted average number of shares outstanding	128,057	146,400	142,485

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Net income	$28,619	$75,720	$100,218
Available-for-sale Agency MBS, fair value adjustment	87,467	(224,927)	34,210
Reclassification adjustment for loss (gain) on sales of Agency MBS included in net income	2,854	(9,237)	(4,434)
Available-for-sale Non-Agency MBS, fair value adjustment	(74)	(281)	(1,225)
Unrealized gains (losses) on derivatives	(67,407)	3,411	(52,691)
Reclassification adjustment for interest expense on swap agreements included in net income	54,187	59,250	53,693
Other comprehensive income (loss)	77,027	(171,784)	29,553
Comprehensive income (loss)	$105,646	$(96,064)	$129,771

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2014, 2013 and 2012

(in thousands, except per share amounts)

	Series A Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2011	1,876	134,115	$45,397	$1,341	$1,145,733	$145,663	1,585	$(97,025)	$(260,407)	$982,287
Issuance of Series A Preferred Stock	1		50							50
Issuance of common stock		8,632		86	56,102					56,188
Redemption of common stock		(734)		(7)	(4,244)					(4,251)
Other comprehensive income, fair value adjustments and reclassifications						29,776	(1,225)	1,002		29,553
Net income									100,218	100,218
Amortization of restricted stock					202					202
Dividend declared - $2.156252 per Series A preferred share									(4,044)	(4,044)
Dividend declared - $1.5625 per Series B preferred share									(1,726)	(1,726)
Dividend declared - $0.69 per common share									(95,982)	(95,982)
Balance, December 31, 2012	1,877	142,013	$45,447	$1,420	$1,197,793	$175,439	360	$(96,023)	$(261,941)	$1,062,495
Issuance of Series A Preferred Stock	42		1,090							1,090
Issuance of common stock		4,350		44	25,328					25,372
Redemption of common stock		(7,646)		(77)	(37,954)					(38,031)
Other comprehensive income, fair value adjustments and reclassifications						(234,164)	(281)	62,661		(171,784)
Net income									75,720	75,720
Amortization of restricted stock					202					202
Dividend declared - $2.156252 per Series A preferred share									(4,142)	(4,142)
Dividend declared - $1.5625 per Series B preferred share									(1,594)	(1,594)
Dividend declared - $0.50 per common share									(71,066)	(71,066)
Balance, December 31, 2013	1,919	138,717	$46,537	$1,387	$1,185,369	$(58,725)	79	$(33,362)	$(263,023)	$878,262
Issuance of common stock		295		3	1,369					1,372
Redemption of common stock		(29,040)		(290)	(149,884)					(150,174)
Other comprehensive income, fair value adjustments and reclassifications						90,321	(74)	(13,220)		77,027
Net income									28,619	28,619
Shares repurchased pending retirement		(738)			(3,936)					(3,936)
Amortization of restricted stock					97					97
Dividend declared - $2.156252 per Series A preferred share									(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share									(1,577)	(1,577)
Dividend declared - $0.56 per common share									(68,034)	(68,034)
Balance, December 31, 2014	1,919	109,234	$46,537	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2014	2013	2012

Operating Activities:
Net income	$28,619	$75,720	$100,218
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	45,690	62,033	72,774
Accretion of purchase discounts (Non-Agency MBS)	(429)	-	-
Depreciation on rental properties	235	-	-
Loss (gain) on sales of Agency MBS	2,854	(9,237)	(4,434)
Amortization of restricted stock	97	202	202
Recovery on Non-Agency MBS	(120)	(397)	(1,426)
Periodic net settlements on interest rate swaps, net of amortization	(17,509)	-	-
Loss on interest rate swaps, net	36,676	-	-
(Gain) on derivatives, net of derivative income-TBA Agency MBS	(10,228)	-	-
Loss on derivatives-Eurodollar Futures Contracts	1,694	-	-
Changes in assets and liabilities:
Decrease in interest receivable	4,195	2,529	2,246
(Increase) decrease in prepaid expenses and other	(8,679)	1,737	1,775
(Decrease) increase in accrued interest payable	(995)	9,732	(3,186)
Increase (decrease) in accrued expenses	3,092	607	(282)
Net cash provided by operating activities	$85,192	$142,926	$167,887
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sale	$561,689	$636,807	$141,438
Purchases	(430,779)	(2,591,994)	(3,231,919)
Principal payments	1,443,874	2,356,590	2,550,225
Available-for-sale Non-Agency MBS:
Purchases	(176,062)	-	-
Principal payments	1,527	-	-
Residential properties purchases	(13,106)	-	-
Net cash provided by (used in) investing activities	$1,387,143	$401,403	$(540,256)
Financing Activities:
Borrowings from repurchase agreements	$33,862,233	$42,833,039	$43,857,077
Repayments on repurchase agreements	(35,071,493)	(43,273,039)	(43,432,077)
Settlements on terminated interest rate swaps	(42,438)	-	-
Net settlements on TBA Agency MBS commitments	9,173
Common stock repurchased net of proceeds from common stock issued	(152,739)	(15,293)	49,655
Proceeds on Series B Preferred Stock issued	-	1,335	265
Proceeds on Series A Preferred Stock issued	-	1,090	50
Series A Preferred stock dividends paid	(4,139)	(4,117)	(4,044)
Series B Preferred stock dividends paid	(1,577)	(1,615)	(1,761)
Common stock dividends paid	(63,734)	(81,271)	(102,763)
Net cash (used in) provided by financing activities	$(1,464,714)	$(539,871)	$366,402
Net increase (decrease) in cash and cash equivalents	7,621	4,458	(5,967)
Cash and cash equivalents at beginning of period	7,368	2,910	8,877
Cash and cash equivalents at end of period	$14,989	$7,368	$2,910
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$109,925	$83,237	$89,258
Conversions of Series B Preferred Stock into common stock	$-	$2,633	$2,283
Common stock repurchased	$154,110	$38,031	$4,251
Change in payable for MBS purchased	$24,624	$-	$(20,679)

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is investing in and managing a leveraged portfolio of residential mortgage-backed securities which presently are primarily agency mortgage-backed securities, or Agency MBS.

Agency MBS include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.

We also own non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

In February 2014, we incorporated our wholly-owned Qualified REIT Subsidiary, or QRS, Anworth Properties, Inc., which commenced operations in March 2014. Our QRS presently has primarily through the foreclosure process acquired REIT-qualified residential real estate assets from which we receive rental income and have the potential for price appreciation. In addition, our QRS may also own other types of mortgage assets, from which we would receive interest income, and other real estate assets.

We also incorporated Anworth Property Services, Inc., which we intend will elect to be treated as a Taxable REIT Subsidiary, or TRS. Our TRS is wholly-owned by us and currently not in operation. Our TRS may participate in various real estate-related activities that could earn profits that the Internal Revenue Service, or IRS, considers to be taxable income. Examples of these other activities include: the securitization of mortgage loans; mortgage origination; leasing and managing rental properties; and owning properties acquired through the foreclosure process.

We operate so as to qualify to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As a REIT, we routinely distribute substantially all of the taxable income generated from our operations to our stockholders. As long as we retain our REIT status, we generally will not be subject to federal or state taxes on our income to the extent that we distribute our taxable net income to our stockholders. At December 31, 2014, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 95% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 90% of our 2014 revenue qualified for the 75% source of income test and greater than 99% of our revenue qualified for the 95% source of income test under the REIT rules. At December 31, 2014, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

Our Manager

We are externally managed and advised by Anworth Management, LLC, or our Manager. Effective as of December 31, 2011, we entered into a Management Agreement, or the Management Agreement, with our Manager, which effected the externalization of our management function, or the Externalization. Since the effective date, our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement and pursuant to the policies established by our board of directors.

Our Manager is supervised and directed by our board of directors and is responsible for administering our day-to-day operations. In addition, our Manager is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying audited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for Non-Agency MBS, amortization of security premiums, accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

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

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually three to ten  years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

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

A majority of our Non-Agency MBS are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Credit Deterioration, or ASC 310-30. A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents accretable yield, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “Accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on the Company’s observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that the Company’s assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as a non-accretable discount and, therefore, not accreted into interest income. The amount designated as a non-accretable discount may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions, and other factors. If the performance of a security with a non-accretable discount is more favorable than forecasted, a portion of the amount designated as a non-accretable discount may be accreted into interest income prospectively. Conversely, if the performance of a security with a non-accretable discount is less favorable than forecasted, an impairment charge and write-down of such security to a new cost basis results.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2014 and December 31, 2013, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	91	$348,783	$(1,792)	361	$3,032,057	$(53,820)	452	$3,380,840	$(55,612)
Non-Agency MBS	7	$45,988	$(63)	0	0	0	7	$45,988	$(63)

December 31, 2013

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	202	$4,262,712	$(122,890)	230	$763,911	$(23,089)	432	$5,026,623	$(145,979)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We currently do not have the intent to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2014.

Residential Properties

Residential properties are stated at cost and consist of land, buildings and improvements, including other costs incurred during their acquisition, possession and renovation. Residential properties purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition and renovation costs, all of which are allocated to land and building based upon their relative fair values at the date of acquisition. Residential properties acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, “Business Combinations,” and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swaps and Eurodollar Futures Contracts. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps and the Eurodollar Futures Contracts for speculative purposes. See Note 13 for more information on the Eurodollar Futures Contracts.

We may also enter into To-Be-Announced, or TBA, Agency MBS as a means of investing in and financing agency MBS or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency MBS with certain principal and interest terms and certain types of collateral, but the particular agency MBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these MBS out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency MBS purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost). TBA Agency MBS are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

Accounting for Derivative and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value on derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of income as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps, Eurodollar Futures Contracts or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements).  Hedge ineffectiveness, if any, is recorded in current period income.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our swaps had historically been accounted for as cash flow hedges under ASC 815. However, on March 17, 2014, we discontinued hedge accounting on approximately $1.685 billion in notional amounts by de-designating these swaps as cash flow hedges. On August 22, 2014, we decided to discontinue hedge accounting on the remainder of our swaps. During 2014, the aggregate amount of swaps that we either terminated or that had matured was $2.61 billion. As a result of discontinuing hedge accounting for our swaps, beginning March 18, 2014 and August 23, 2014, changes in the fair value of these swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of income rather than in AOCI.  Also, net interest paid or received on these swaps which, through March 17, 2014 and August 22, 2014, was recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At December 31, 2014, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

Our adjustable-rate MBS are subject to periodic and lifetime interest rate caps. Periodic caps can limit the amount an interest rate can increase during any given period. Some adjustable-rate MBS subject to periodic payment caps may result in a portion of the interest being deferred and added to the principal outstanding.

We also invest in Non-Agency MBS, which are securities that are secured by pools of residential mortgages which are not issued by government-sponsored enterprises and are not guaranteed by any agency of the U.S. government or any federally chartered corporation. Such investments carry a risk that the borrower on the underlying mortgage may default on their obligation to make full and timely payments of principal and interest.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2014 relative to any tax positions taken prior to January 1, 2014. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2014. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2010 and 2009, respectively.

Cumulative Convertible Preferred Stock

We classify our Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, on our balance sheets using the guidance in ASC 480-10-S99. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem the preferred stock for cash only if certain events occur, such as a change in control. As redemption under these circumstances is not solely within our control, we have classified our Series B Preferred Stock as temporary equity.

We have analyzed whether the conversion features in our Series B Preferred Stock should be bifurcated under the guidance in ASC 815-10 and have determined that bifurcation is not necessary.

Stock-Based Expense

In accordance with ASC 718-10, any expense relating to share-based payment transactions is recognized in the audited consolidated financial statements.

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

The computation of EPS for the years ended December 31, 2014, 2013 and 2012 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2014
Basic EPS	$22,903	123,949	$0.18
Effect of dilutive securities	1,577	4,108	-
Diluted EPS	$24,480	128,057	$0.18
For the year ended December 31, 2013
Basic EPS	$69,984	142,455	$0.49
Effect of dilutive securities	1,594	3,945	-
Diluted EPS	$71,578	146,400	$0.49
For the year ended December 31, 2012
Basic EPS	$94,445	138,382	$0.68
Effect of dilutive securities	1,728	4,103	(0.01)
Diluted EPS	$96,173	142,485	$0.67

For the years ended December 31, 2014, 2013 and 2012, options to purchase 5,000, 5,000 and 320,700 shares of our common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity – a consensus of the FASB Emerging Issues Task Force.” U.S. GAAP defines a “hybrid” financial instrument as consisting of a host contract and an embedded derivative (for example, convertible, redeemable preferred stock). An entity must bifurcate (account for separately as a derivative) an embedded derivative from a hybrid financial instrument if the embedded derivative (1) is not clearly and closely related to the host contract and (2) meets the definition of a derivative as a freestanding instrument. To determine whether an embedded derivative is clearly and closely related to the host contract, an entity must first determine whether the terms and features in a hybrid financial instrument are debt-like versus equity-like, and then weigh the terms and features based on relevant facts and circumstances to ultimately determine the nature of the host contract. This ASU will become effective for our financial statements beginning with the quarter ended March 31, 2016. We do not believe this ASU will have a material impact on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Currently, an event or transaction that is unusual and occurs infrequently must be separately classified and presented as an extraordinary item net of tax after income from continuing operations. Entities are also required to disclose income taxes and earnings per share data for each extraordinary item if the amounts are not already disclosed on the face of the income statements. By removing the concept of extraordinary items from U.S. GAAP, this ASU removes the uncertainty and disparity in practice involved in identifying, presenting and disclosing extraordinary items. This ASU is effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At December 31, 2014, we did not have any reverse repurchase agreements outstanding. During the year ended December 31, 2014, the maximum amount of reverse repurchase agreements outstanding was $46 million and the average amount of reverse repurchase agreements outstanding was approximately $1.24 million. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2013, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our MBS, classified as available-for-sale, at December 31, 2014 and December 31, 2013, which are carried at their fair value (amounts in thousands):

December 31, 2014

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$11,823	$2,889,128	$4,061,330	$6,962,281	$199,705	$7,161,986
Paydowns receivable(1)	-	29,486	-	29,486	-	29,486
Unrealized gains	32	21,534	65,642	87,208	68	87,276
Unrealized losses	(155)	(31,558)	(23,899)	(55,612)	(63)	(55,675)
Fair value	$11,700	$2,908,590	$4,103,073	$7,023,363	$199,710	$7,223,073

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$1,779,031	$3,914,431	$1,048,991	$219,828	$6,962,281	$199,705	$7,161,986
Paydowns receivable(1)	2,769	26,717	-	-	29,486	-	29,486
Unrealized gains	51,827	21,290	3,782	10,309	87,208	68	87,276
Unrealized losses	(5,027)	(40,632)	(9,953)	-	(55,612)	(63)	(55,675)
Fair value	$1,828,600	$3,921,806	$1,042,820	$230,137	$7,023,363	$199,710	$7,223,073

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the year ended December 31, 2014, we received proceeds of approximately $562 million from the sales of Agency MBS and recognized gross gains on sales of approximately $2.76 million and gross realized losses on sales of approximately $5.6 million. During the year ended December 31, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized gross realized gains on sales of approximately $14.89 million and gross realized losses on sales of approximately $5.65 million.

During the year ended December 31, 2014, we acquired approximately $200 million of Non-Agency MBS.

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

(2)	At December 31, 2013, Non-Agency MBS were included in the Floating-Rate CMOs category.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected and the estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2014:

(in thousands)	For the Year Ended December 31, 2014

Contractually required principal	$236,361
Contractual cash flows not expected to be collected (non-accretable yield)	(18,123)
Expected cash flows to be collected	218,238
Interest component of expected cash flows (accretable yield)	(18,528)
Fair value	$199,710

The following table presents the change for the year ended December 31, 2014 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the accretable discount and the non-accretable difference:

	For the Year Ended December 31, 2014
	Accretable Discount	Non- Accretable

Balance, beginning of period	$-	$-
Accretion of discount	(429)	-
Purchases	18,957	18,123
Sales	-	-
Reclass adjustments for other-than-temporary impairments	-	-
Transfer from (to)	-	-
Balance, end of period	$18,528	$18,123

At December 31, 2013, all of our Non-Agency MBS had been acquired at par.

NOTE 4. RESIDENTIAL PROPERTIES

At December 31, 2014, we owned 79 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $12.9 million. As we did not start this operation until March 2014, we did not own any single-family residential properties as of December 31, 2013. The income from these properties is included in our statements of income as “Income on rental properties.” The expenses on these properties are included in our statements of income in “Other expenses” and the details are included in Note 15.

NOTE 5. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At December 31, 2014 and December 31, 2013, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	December 31, 2014		December 31, 2013
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%
Less than 30 days	2,510,740	0.39	3,105,000	0.39
30 days to 90 days	3,860,000	0.35	4,475,000	0.39
Over 90 days to less than 1 year	-	-	-	-
1 year to 2 years	-	-	-	-
Demand	-	-	-	-
	$6,370,740	0.37%	$7,580,000	0.39%
Weighted average maturity	37 days		38 days
Weighted average interest rate after adjusting for interest rate swaps	1.06%		1.50%
Weighted average maturity after adjusting for interest rate swaps	767 days		1,010 days
Agency MBS pledged as collateral under the repurchase agreements and swap agreements	$6,650,143		$8,060,567
Non-Agency MBS pledged as collateral under the repurchase agreements	$155,311		$-

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 7 and 13 for more information on the Company’s interest rate swaps (both items that were hedges and also for de-designated swaps) and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$9,792	$-	$9,792	$(9,792)	$-	$-
Total	$9,792	$-	$9,792	$(9,792)	$-	$-
Repurchase Agreements(3)	$6,370,740	$-	$6,370,740	$(6,370,740)	$-	$-
Derivative liabilities at fair value(2)	45,259	-	45,259	(45,259)	-	-
Total	$6,415,999	$-	$6,415,999	$(6,415,999)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2013	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$22,551	$-	$22,551	$(22,551)	$-	$-
Total	$22,551	$-	$22,551	$(22,551)	$-	$-
Repurchase Agreements(3)	$7,580,000	$-	$7,580,000	$(7,580,000)	$-	$-
Derivative liabilities at fair value(2)	55,914	-	55,914	(55,914)	-	-
Total	$7,635,914	$-	$7,635,914	$(7,635,914)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At December 31, 2014, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $13 million on swap margin calls on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $43.6 million in derivative liabilities at December 31, 2014. At December 31, 2013, we had pledged approximately $84.2 million in Agency MBS as collateral and paid another approximately $7.1 million on our swap margin calls on our swap derivatives. At December 31, 2014, we had a derivative liability on the Eurodollar Futures Contracts of approximately $1.7 million and we had cash held with the broker against this liability of approximately $2.96 million.

(3)

At December 31, 2014, we had pledged approximately $6.65 billion in Agency MBS and approximately $155 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2013, we had pledged approximately $7.98 billion in Agency MBS as collateral on our repurchase agreements.

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

Our derivative assets and derivative liabilities include interest rate swaps (in which we pay a fixed-rate of interest and receive a variable-rate of interest that is based on LIBOR), TBA Agency MBS and Eurodollar Futures Contracts. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all our swaps (both hedged swaps and de-designated swaps) and other derivative instruments, see Note 1 and Note 13.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace.  Management reviews these inputs in the valuation of our Non-Agency MBS.   We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of bond and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy.

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

At December 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$7,023,363	$-	$7,023,363
Non-Agency MBS(1)	$-	$199,710	$-	$199,710
Derivative instruments(2)	$-	$9,792	$-	$9,792
Liabilities:
Derivative instruments(2)	$-	$45,259	$-	$45,259

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.

At December 31, 2013, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
MBS(1)	$-	$8,556,446	$-	$8,556,446
Derivative instruments(2)	$-	$22,551	$-	$22,551
Liabilities:
Derivative instruments(2)	$-	$55,914	$-	$55,914

(1)	For more detail about the fair value of our MBS, including by agency and type of security, see Note 3.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 13.

At December 31, 2014 and December 31, 2013, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2014 and December 31, 2013, the carrying value approximates fair value.

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

Income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2014 and December 31, 2013, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2014:

Series A Cumulative Preferred Stock (CUSIP 03747 20 0)
Declaration Date	Record Date	Payable Date	2014 Total Distribution Per Share	2014 Ordinary Income	2014 Return of Capital	Short-Term Capital Gains	Carry-Over to 2015

10/03/13	12/31/13	01/15/14	$0.539063	$0.539063	$-	$-	$-
01/27/14	03/31/14	04/15/14	$0.539063	$0.539063	$-	$-	$-
04/17/14	06/30/14	07/15/14	$0.539063	$0.335024	$-	$0.204039	$-
07/17/14	09/30/14	10/15/14	$0.539063	$-	$0.539063	$-	$-
10/17/14	12/31/14	01/15/15	$0.539063	$-	$-	$-	$0.539063
		Total:	$2.695315	$1.413150	$0.539063	$0.204039	$0.539063

Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)
Declaration Date	Record Date	Payable Date	2014 Total Distribution Per Share	2014 Ordinary Income	2014 Return of Capital	Short-Term Capital Gains	Carry-Over to 2015

10/03/13	12/31/13	01/15/14	$0.390625	$0.390625	$-	$-	$-
01/27/14	03/31/14	04/15/14	$0.390625	$0.390625	$-	$-	$-
04/17/14	06/30/14	07/15/14	$0.390625	$0.242770	$-	$0.147855	$-
07/17/14	09/30/14	10/15/14	$0.390625	$-	$0.390625	$-	$-
10/17/14	12/31/14	01/15/15	$0.390625	$-	$-	$-	$0.390625
		Total:	$1.953125	$1.024020	$0.390625	$0.147855	$0.390625

Common Stock (CUSIP 03747 10 1)
Declaration Date	Record Date	Payable Date	2014 Total Distribution Per Share	2014 Ordinary Income	2014 Return of Capital	Short-Term Capital Gains	Carry-Over to 2015

12/13/13	12/23/13	01/29/14	$0.08	$0.080000	$-	$-	$-
03/20/14	03/31/14	04/29/14	$0.14	$0.140000	$-	$-	$-
06/19/14	06/30/14	07/29/14	$0.14	$0.082669	$0.010656	$0.046675	$-
09/18/14	09/30/14	10/29/14	$0.14	$-	$0.140000	$-	$-
12/18/14	12/30/14	01/29/15	$0.14	$-	$-	$-	$0.140000
		Total:	$0.64	$0.302669	$0.150656	$0.046675	$0.140000

NOTE 9. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2014, the conversion rate was 4.2029. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2014, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through December 31, 2014, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 10. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2014, our authorized capital included 200,000,000 shares of common stock, of which 109,972,144 shares were issued and 109,234,112 shares were outstanding.

At December 31, 2014, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share) and 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share). The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2014, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding and 1,009,640 shares of Series B Preferred Stock issued and outstanding.

On October 3, 2011, we announced that our board of directors authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. On December 13, 2013, our board of directors authorized us to acquire up to an additional 5,000,000 shares of our common stock; on March 13, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock; on May 22, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock; and on October 17, 2014, our board of directors authorized us to acquire up to an additional 10,000,000 shares of our common stock, in each case through our share repurchase program. During the year ended December 31, 2014, we repurchased an aggregate of 29,778,634 shares at a weighted average price of $5.16 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 Plan. During the year ended December 31, 2014, we issued an aggregate of 285,327 shares of our common stock at a weighted average price of $5.13 per share under the 2012 Plan, resulting in proceeds to us of approximately $1.462 million. At December 31, 2014, there were approximately 16.478 million shares remaining under the 2012 Plan.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At December 31, 2014, approximately $544.7 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During 2014, we issued 10,000 restricted stock units (phantom shares) under the 2014 Equity Plan.

NOTE 11. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives were terminated, our employees became employees of our Manager, and we took such other actions as we believed were reasonably necessary to implement the Management Agreement and externalize our management function.

A trust controlled by Mr. Lloyd McAdams, our Chairman, Chief Executive Officer and President, and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 50% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, the Chief Investment Officer of our Manager, beneficially owns 45% of the outstanding membership interests of our Manager; and Mr. Thad M. Brown, our Chief Financial Officer, beneficially owns 5% of the outstanding membership interests of our Manager.

The Management Agreement may only be terminated without cause, as defined in the agreement, after the expiration of any annual renewal term. We are required to provide 180-days prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of any automatic renewal term equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

Certain of our former officers were previously granted restricted stock and other equity awards (see Note 12), including dividend equivalent rights, in connection with their service to us, and certain of our former officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 11). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of our Manager. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $61.67 per square foot. The base monthly rental for us is $37,518.40, which will be increased by 3% per annum on July 1, 2015. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2014, 2013 and 2012, we expensed $502 thousand, $489 thousand and $396 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of income.

At December 31, 2014, the future minimum lease commitment is as follows (in whole dollars):

Year	2015	2016	2017	2018	2019	Thereafter	Total Commitment
Commitment	$456,987	$470,720	$484,852	$499,398	$514,374	$1,352,380	$3,778,711

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31,

2014, 2013 and 2012, we paid fees of $191 thousand, $211 thousand and $207 thousand, respectively, to PIA in connection with this agreement.

NOTE 12. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2014, we issued 10,000 restricted stock units (phantom shares) under the 2014 Equity Plan.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer and Chief Financial Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Plan with the same amounts, terms and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan.

A summary of stock option transactions that were previously issued under the 2004 Equity Compensation Plan and are outstanding under the 2014 Plan are as follows:

	2014		2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,000	$9.720	320,700	$13.736	592,480	$12.535
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	-	-	(315,700)	13.800	(271,780)	10.570
Outstanding, end of year	5,000	$9.720	5,000	$9.720	320,700	$13.736
Weighted average fair value of options expired during the year		$-		$13.800		$10.570
Options exercisable at year-end	5,000		5,000		320,700

The following table summarizes information about stock options outstanding at December 31, 2014:

Exercise Price	Options Outstanding and Exercisable	Remaining Contractual Life (Years)
$9.72	5,000	0.6

The following table summarizes information about restricted stock transactions during the year ended December 31, 2014:

Grant Date Fair Value	Unvested Shares at December 31, 2013	Restricted Shares Granted	Shares Vested in 2014	Shares Forfeited	Unvested Shares at December 31, 2014	Weighted Average Remaining Contractual Life (Years)

$4.24	31,107	-	15,542	-	15,565	0.8
$5.93	197,362	-	-	5,482	191,880	1.8
	228,469	-	15,542	5,482	207,445	1.7

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various officers under the 2004 Equity Compensation Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.  Upon the expiration of the 2004 Equity Compensation Plan, this grant is now being accounted for under the 2014 Plan.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Compensation Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date. Upon the expiration of the 2004 Equity Compensation Plan, this grant is now being accounted for under the 2014 Plan.

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the expense related to restricted stock over the ten-year vesting period. During the years ended December 31, 2014, 2013 and 2012, we expensed approximately $97 thousand, $202 thousand and 202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs under the 2007 DER Plan is ten years from the date of grant. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 DER Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the years ended December 31, 2014, 2013 and 2012, we paid or accrued $323 thousand, $291 thousand and $402 thousand, respectively, related to DERs granted.

NOTE 13. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2014 and December 31, 2013:

Derivative Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
		(in thousands)
Hedged interest rate swaps	Derivative Assets	$-	$22,551
De-designated interest rate swaps	Derivative Assets	8,738	-
TBA Agency MBS	Derivative Assets	1,054	-
		$9,792	$22,551
Hedged interest rate swaps	Derivative Liabilities	$-	$55,914
De-designated interest rate swaps	Derivative Liabilities	43,565	-
Eurodollar Futures Contracts	Derivative Liabilities	1,694	-
		$45,259	$55,914

Interest Rate Swap Agreements

At December 31, 2014, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.33 billion and a weighted average maturity of approximately 4 years. During the year ended December 31, 2014, the aggregate amount of swaps that we either terminated or that had matured was $2.61 billion. During the year ended December 31, 2014, we entered into 11 new swap agreements with an aggregate notional amount of $565 million and terms of up to seven years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

The estimated net amount of the existing losses that were reported in AOCI at December 31, 2014 that is expected to be reclassified into earnings within the next twelve months is approximately $22 million.

The amount of gains and (losses) on derivative instruments designated as cash flow hedges that was recognized in other comprehensive income during the years ended December 31, 2014, 2013 and 2012 was $(35.1) million, $62.7 million and $1 million, respectively.

At December 31, 2014 and 2013, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	December 31, 2014			December 31, 2013
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$-	-%	-	$410,000	2.07%	4
1 year to 2 years	550,000	0.80	20	680,000	2.07	18
2 years to 3 years	795,000	1.03	31	1,145,000	1.82	29
3 years to 5 years	1,080,000	1.48	46	1,715,000	1.18	48
5 years to 7 years	555,000	2.35	72	925,000	2.11	76
7 years to 10 years	350,000	2.93	100	500,000	2.84	107
	$3,330,000	1.56%	48	$5,375,000	1.81%	47

Swap Agreements by Counterparty

	December 31, 2014	December 31, 2013
	(in thousands)
Chicago Mercantile Exchange(1)	$780,000	$400,000
Deutsche Bank Securities	665,000	1,165,000
ING Financial Markets LLC	650,000	650,000
JPMorgan Securities	625,000	1,175,000
RBS Greenwich Capital	215,000	800,000
Nomura Securities International	200,000	650,000
Bank of New York	120,000	260,000
Credit Suisse	75,000	75,000
Morgan Stanley	-	150,000
LBBW Securities, LLC	-	50,000
	$3,330,000	$5,375,000

(1)

For all swap agreements entered into after September 9, 2013, the counterparty is the Chicago Mercantile Exchange regardless of who the trading party is. See the section entitled “Derivative Financial Instruments – Interest Rate Risk Management” in Note 1 for additional details.

Eurodollar Futures Contracts

Each Eurodollar Futures Contract embodies $1 million of notional value and is effective for a term of approximately three months. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. All of these contracts were entered into during 2014. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.96 million, which is included in “other assets,” and there was a derivative liability of approximately $1.7 million. For the year ended December 31, 2014, we had losses on Eurodollar Futures Contracts of approximately $1.7 million. We did not enter into these types of contracts during 2013.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2014, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $10.2 million. During the year ended December 31, 2013, we did not enter into any TBA contracts. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.5%. At December 31, 2014, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 15. OTHER EXPENSES

	For the Years Ended December 31,
	2014	2013	2012
	(in thousands)
Legal and professional fees(1)	$2,561	$503	$520
Printing and stockholder communications(1)	596	211	205
Directors and Officers insurance	509	469	436
DERs expense	323	291	402
Amortization of restricted stock	97	202	202
Software implementation and maintenance	315	295	287
Administrative service fees	191	211	207
Rent	502	489	396
Stock exchange and filing fees	180	215	238
Custodian fees	284	136	136
Sarbanes-Oxley consulting fees	107	107	119
Board of directors fees and expenses	350	324	327
Securities data services	176	131	124
Leasing commissions on residential properties	73	-	-
Other expenses on residential properties	274	-	-
Depreciation expense on residential properties	235	-	-
Property taxes on residential properties	98	-	-
Other	137	183	238
Total of other expenses:	$7,008	$3,767	$3,837

(1)	The increase during 2014 was primarily related to the Company’s proxy solicitation contest during 2014.

NOTE 16. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2014 and December 31, 2013. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2014 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and other income:
Interest on Agency MBS	$44,394	$41,399	$37,057	$32,636
Interest on Non-Agency MBS	1	1	-	1,037
Income on rental properties	-	70	197	322
Other income	11	10	10	11
	44,406	41,480	37,264	34,006
Interest expense:
Interest expense on repurchase agreements	27,406	25,807	19,024	6,405
Interest expense on junior subordinated notes	314	315	318	317
	27,720	26,122	19,342	6,722
Net interest income	16,686	15,358	17,922	27,284
Gain (loss) on sale of Agency MBS	-	1,594	(5,617)	1,169
Gain (loss) on interest rate swaps, net	628	(2,006)	10,947	(46,244)
Gain (loss) on derivatives-TBA Agency MBS	-	1,578	(779)	8,374
Derivative income-TBA Agency MBS	-	-	366	688
Gain (loss) on derivatives-Eurodollar Futures Contracts	-	-	111	(1,806)
Recovery on Non-Agency MBS	37	33	37	12
Expenses	(3,980)	(6,510)	(3,497)	(3,767)
Net income (loss)	13,371	10,047	19,490	(14,290)
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(394)	(394)
Net income (loss) to common stockholders	$11,942	$8,618	$18,061	$(15,719)
Basic earnings (loss) per common share	$0.09	$0.07	$0.15	$(0.14)
Diluted earnings (loss) per common share	$0.09	$0.07	$0.15	$(0.13)
Basic weighted average number of shares outstanding	136,848	126,787	121,061	111,536
Diluted weighted average number of shares outstanding	140,875	130,867	125,192	115,727

For the year ended December 31, 2013 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and other income:
Interest on Agency MBS	$43,444	$45,226	$42,643	$43,401
Interest on Non-Agency MBS	6	5	3	2
Other income	17	13	11	13
	43,467	45,244	42,657	43,416
Interest expense:
Interest expense on repurchase agreements	20,902	20,046	22,484	28,258
Interest expense on junior subordinated notes	320	320	321	318
	21,222	20,366	22,805	28,576
Net interest income	22,245	24,878	19,852	14,840
Gain on sale of Agency MBS	5,170	2,076	1,991	-
Recovery on Non-Agency MBS	129	103	100	64
Expenses	(3,920)	(4,059)	(3,935)	(3,814)
Net income	23,624	22,998	18,008	11,090
Dividend on Series A Cumulative Preferred Stock	(1,034)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(412)	(394)	(394)	(394)
Net income to common stockholders	$22,178	$21,569	$16,579	$9,661
Basic earnings per common share	$0.16	$0.15	$0.12	$0.07
Diluted earnings per common share	$0.15	$0.15	$0.12	$0.07
Basic weighted average number of shares outstanding	142,903	144,252	142,380	140,314
Diluted weighted average number of shares outstanding	146,945	148,126	146,287	144,272

NOTE 17. SUBSEQUENT EVENTS

On January 15, 2015, we declared a Series A Preferred Stock dividend of $0.539063 per share and a Series B Preferred Stock dividend of $0.390625 per share, each of which is payable on April 15, 2015 to our holders of record of Series A Preferred Stock and Series B Preferred Stock, respectively, as of the close of business on March 31, 2015.

On January 27, 2015, we completed a public offering of 300,000 shares of our 7.625% Series C Cumulative Redeemable Preferred Stock and received net proceeds of approximately $7.0 million. The shares were sold pursuant to our shelf registration statement on Form S-3.

From January 1, 2015 through February 20, 2015, we issued an aggregate of 74,565 shares of common stock at a weighted average price of $5.22 per share under the 2012 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $389 thousand.

From January 1, 2015 through February 20, 2015, we had repurchased an aggregate of 3,056,139 shares of our common stock at a weighted average price of $5.16 per share under our share repurchase program.

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

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)

3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)

3.5	Amendment of Bylaws to Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 1, 2014)

3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)

3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)

3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)

3.10	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 26, 2015)

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

_____________

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.