Form 10-Q
period 2015-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2015-05-08
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

At May 6, 2015, the registrant had 105,084,859 shares of common stock issued and 104,809,859 shares outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2015	2014
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$6,436,205	$6,650,143
Agency MBS at fair value	272,734	343,734
Paydowns receivable	35,702	29,486
	$6,744,641	$7,023,363
Non-Agency MBS at fair value (including $318,599 and $155,311 pledged to counterparties at March 31, 2015 and December 31, 2014, respectively)	376,379	199,710
Residential real estate	14,278	12,871
Cash and cash equivalents	3,682	14,989
Interest and dividends receivable	18,983	19,115
Derivative instruments at fair value	6,560	9,792
Prepaid expenses and other	28,582	18,495
Total Assets:	$7,193,105	$7,298,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$11,272	$17,606
Repurchase agreements	6,284,037	6,370,740
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	70,188	45,259
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	111	-
Dividends payable on common stock	15,828	15,396
Accrued expenses and other	5,520	29,084
Total Liabilities:	$6,425,765	$6,516,894
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($8,828 and $0, respectively); 353 and 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8,085	-
Common Stock: par value $0.01 per share; authorized 200,000 shares, 105,519 shares issued and 105,157 shares outstanding at March 31, 2015 and 109,972 shares issued and 109,234 shares outstanding at December 31, 2014, respectively	1,055	1,100
Additional paid-in capital	1,011,954	1,033,015
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	17,614	(14,981)
Accumulated deficit	(341,829)	(308,154)
Total Stockholders' Equity:	$743,416	$757,517
Total Liabilities and Stockholders' Equity:	$7,193,105	$7,298,335

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Interest and other income:
Interest on Agency MBS	$30,588	$44,394
Interest on Non-Agency MBS	3,647	1
Income on rental properties	370	-
Other interest income	10	11
	34,615	44,406
Interest Expense:
Interest expense on repurchase agreements	6,689	27,406
Interest expense on junior subordinated notes	315	314
	7,004	27,720
Net operating income	27,611	16,686
Operating Expenses:
Management fee to related party	(2,336)	(2,916)
General and administrative expenses	(1,279)	(1,064)
Total operating expenses	(3,615)	(3,980)
Other Income:
Loss on sales of Non-Agency MBS	(3)	-
(Loss) gain on interest rate swaps, net	(46,488)	628
Gain on derivatives-TBA Agency MBS, net	8,525	-
(Loss) on derivatives-Eurodollar Futures Contracts	(2,338)	-
Recovery on Non-Agency MBS	1	37
Total other (loss) income	(40,303)	665
Net (loss) income	$(16,307)	$13,371
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)
Dividend on Series C Cumulative Redeemable Preferred Stock	(111)	-
Net (loss) income to common stockholders	$(17,847)	$11,942
Basic earnings per common share	$(0.17)	$0.09
Diluted earnings per common share	$(0.17)	$0.09
Basic weighted average number of shares outstanding	107,228	136,848
Diluted weighted average number of shares outstanding	111,472	140,875

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Month Ended March 31,
	2015	2014

Net (loss) income	$(16,307)	$13,371
Available-for-sale Agency MBS, fair value adjustment	23,803	29,759
Available-for-sale Non-Agency MBS, fair value adjustment	2,157	(37)
Reclassification adjustment for loss on sales of Non-Agency MBS included in net (loss) income	3	-
Unrealized gains (losses) on derivatives	6,108	(29,655)
Reclassification adjustment for interest expense on swap agreements included in net (loss) income	524	20,455
Other comprehensive income	32,595	20,522
Comprehensive income	$16,288	$33,893

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2014	1,919	-	109,234	$46,537	$-	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock		353			8,085							8,085
Issuance of common stock			83			1	424					425
Redemption of common stock			(3,798)			(46)	(19,609)					(19,655)
Other comprehensive income, fair value adjustments and reclassifications								23,803	2,160	6,632		32,595
Net loss											(16,307)	(16,307)
Shares repurchased pending retirement			(362)				(1,900)					(1,900)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.338889 per Series C preferred share											(111)	(111)
Dividend declared - $0.15 per common share											(15,828)	(15,828)
Balance, March 31, 2015	1,919	353	105,157	$46,537	$8,085	$1,055	$1,011,954	$55,399	2,165	$(39,950)	$(341,829)	$743,416

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities:
Net (loss) income	$(16,307)	$13,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	11,784	9,887
Accretion of purchase discounts (Non-Agency MBS)	(1,021)	-
Depreciation on rental properties	112	-
Loss on sales of Non-Agency MBS	3	-
Amortization of restricted stock	24	24
Recovery on Non-Agency MBS	(1)	(37)
Periodic net settlements on interest rate swaps, net of amortization	(10,400)	(245)
Loss (gain) on interest rate swaps, net	46,488	(628)
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(8,525)	-
Loss on derivatives - Eurodollar Futures Contracts	2,338	-
Changes in assets and liabilities:
Decrease in interest receivable	131	224
(Increase) in prepaid expenses and other	(12,424)	(5,153)
(Decrease) in accrued interest payable	(6,334)	(4,380)
Increase in accrued expenses	597	1,435
Net cash provided by operating activities	$6,465	$14,498
Investing Activities:
Available-for-sale Agency MBS:
Purchases	-	(238,748)
Principal payments	290,741	330,460
Available-for-sale Non-Agency MBS:
Proceeds from sales	4,120	-
Purchases	(204,004)	-
Principal payments	4,215	-
Residential properties purchases	(1,518)	(694)
Net cash provided by investing activities	$93,554	$91,018
Financing Activities:
Borrowings from repurchase agreements	$7,390,606	$8,733,100
Repayments on repurchase agreements	(7,477,309)	(8,803,100)
Net settlements on TBS Agency MBS commitments	5,247	-
Common stock repurchased net of proceeds from common stock issued	(21,130)	(28,065)
Proceeds on Series C Preferred Stock issued	8,085	-
Series A Preferred stock dividends paid	(1,035)	(1,035)
Series B Preferred stock dividends paid	(394)	(394)
Common stock dividends paid	(15,396)	(11,116)
Net cash (used in) financing activities	$(111,326)	$(110,610)
Net (decrease) in cash and cash equivalents	$(11,307)	$(5,094)
Cash and cash equivalents at beginning of period	14,989	7,368
Cash and cash equivalents at end of period	$3,682	$2,274
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$23,737	$32,344
Common stock repurchased	$24,634	$28,323
Change in payable for MBS purchased	$(22,179)	$100,064

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

In February 2014, we incorporated our wholly-owned Qualified REIT Subsidiary, or QRS, Anworth Properties, Inc., which commenced operations in March 2014. Our QRS has acquired REIT-qualified residential real estate assets from which we receive rental income and that have the potential for price appreciation. In addition, our QRS may also own other types of mortgage assets, from which we would receive interest income, and other real estate assets.

In March 2014, we also incorporated Anworth Property Services, Inc., which we will elect to be treated as a Taxable REIT Subsidiary, or TRS. Anworth Property Services, Inc. is wholly-owned by us and currently has no operations. Our TRS will provide the entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or a QRS. Unlike a REIT, a TRS pays standard corporate taxes on its income earned from these activities in the mortgage and real estate markets. These other activities include almost everything other than receiving rent on properties owned and collecting interest on real estate mortgages or related investments. Examples of other possible activities in which our TRS might engage in include the securitization of mortgage loans; mortgage origination; leasing and managing of rental properties owned by third parties; and owning properties acquired through the foreclosure process.

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

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

A majority of our Non-Agency MBS are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Credit Deterioration, or ASC 310-30. A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment (accretable yield), which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be the non-accretable difference. We must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “Accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, prepayment rates, and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

Based on the projected cash flows from our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as a non-accretable difference and, therefore, not accreted into interest income. The amount designated as a non-accretable difference may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions, and other factors. If the performance of a security with a non-accretable difference is more favorable than forecasted, a portion of the amount designated as a non-accretable difference may be accreted into interest income prospectively. Conversely, if the performance of a security with a non-accretable difference is less favorable than forecasted, an impairment charge and write-down of such security to a new cost basis results.

Securities are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	341	$2,439,637	$(30,488)	90	$370,924	$(2,744)	431	$2,810,561	$(33,232)
Non-Agency MBS	3	$12,901	$(16)	-	$-	$-	3	$12,901	$(16)

December 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	91	$348,783	$(1,792)	361	$3,032,057	$(53,820)	452	$3,380,840	$(55,612)
Non-Agency MBS	7	$45,988	$(63)	0	0	0	7	$45,988	$(63)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We currently do not have the intent to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2015.

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

We also enter into To-Be-Announced, or TBA, Agency MBS as either a means of investing in and financing Agency MBS or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, Agency MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these MBS out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The Agency MBS purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost). TBA Agency MBS are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

Accounting for Derivatives and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value on derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps, Eurodollar Futures Contracts or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements).  Hedge ineffectiveness, if any, is recorded in current period income.

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our swaps had historically been accounted for as cash flow hedges under ASC 815. However, on March 17, 2014, we discontinued hedge accounting on approximately $1.685 billion in notional amounts by de-designating these swaps as cash flow hedges. After August 22, 2014, none of our swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our swaps, changes in the fair value of these swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of operations rather than in AOCI.  Also, net interest paid or received on these swaps which was previously recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of our repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the activity in these swaps through the dates of de-designation will remain in AOCI and be recognized in our consolidated statements of operations as “interest expense” over the remaining term of these swaps.

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

Credit Risk

At March 31, 2015, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s losses and overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2015 relative to any tax positions taken prior to January 1, 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2015. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2010 and 2009, respectively.

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

The computation of EPS for the three months ended March 31, 2015 and 2014 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2015
Basic EPS	$(17,847)	107,228	$(0.17)
Effect of dilutive securities	-	4,244	-
Diluted EPS	$(17,847)	111,472	$(0.17)
For the three months ended March 31, 2014
Basic EPS	$11,942	136,848	$0.09
Effect of dilutive securities	394	4,027	-
Diluted EPS	$12,336	140,875	$0.09

For the three months ended March 31, 2015 and 2014, options to purchase 5,000 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10. In accordance with ASU 2013-02, we have identified, in our consolidated Statements of Comprehensive Income, items that are reclassified and included in our consolidated Statements of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued a new standard on revenue recognition, ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This new standard will replace more than 200 ad hoc pronouncements on revenue recognition. This ASU requires companies to recognize revenue in a way that shows the transfer of goods or services to customers in amounts that reflect the payment that a company expects to be entitled to in exchange for those goods or services. To do that, companies will now have to go through a five-step process: (1) tie the contract to a customer; (2) identify the contract’s performance obligations; (3) determine the transaction price; (4) connect the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) a company satisfies the performance obligation. This ASU only affects an entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets, unless those contracts are within other standards (for example, insurance contracts or lease contracts). This ASU is effective for a public entity for the financial statements beginning with the quarter ending March 31, 2018. We do not believe that this ASU will have a material impact on our financial statements.

In June 2014, the FASB issued a new standard on repurchase agreements, ASU No. 2014-11, “Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (Topic 860).” This new standard introduces two major changes to the existing accounting guidance: (1) it requires transferors and transferees to account for repurchase-to-maturity transactions as secured borrowings, where the transferor maintains control over the transferred asset instead of accounting for these as a sale; and (2) it requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, causing the repurchase agreement to be accounted for as a secured borrowing. For these types of transactions, there is additional disclosure about the nature of the transaction. This ASU also requires the following disclosures for all repurchase agreements, securities lending transactions and repurchase-to-maturity transactions that are accounted for as secured borrowings: (i) a disaggregation of the gross obligation by the class of collateral pledged; (ii) the remaining contractual tenor of the agreements; and (iii) a discussion of the potential risks associated with the agreements and the related collateral pledged, including obligations arising from a decline in the fair value of the collateral pledged and how those risks are managed. This ASU became effective for our financial statements beginning with the quarter ending March 31, 2015. We do not believe that this ASU has a material impact on our financial statements.

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

On February 18, 2015, the FASB issued an ASU regarding guidance on consolidations, ASU No. 2015-02, “Consolidation (Topic 810): Amendment to the Consolidation Analysis.” This new standard changes consolidation analysis by: placing more emphasis on risk of loss when determining a controlling financial interest and outlining the conditions under which a decision maker or service provider may have to consolidate the entity for which it provides the service. As such, we believe that entities for which decision making rights are conveyed through contractual arrangement are less likely to be consolidated. This ASU will become effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU will have a material effect on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. This ASU will be effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe this ASU will have a material impact on our financial statements.

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At March 31, 2015, we did not have any reverse repurchase agreements outstanding. During the three months ended March 31, 2015, the maximum amount of the reverse repurchase agreements outstanding was $51 million and the average amount outstanding was $0.9 million. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2014, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2015 and December 31, 2014, which are carried at their fair value (amounts in thousands):

March 31, 2015

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$11,425	$2,759,654	$3,882,460	$6,653,539	$374,215	$7,027,754
Paydowns receivable(1)	-	35,702	-	35,702	-	35,702
Unrealized gains	7	21,471	67,154	88,632	2,180	90,812
Unrealized losses	(161)	(17,548)	(15,523)	(33,232)	(16)	(33,248)
Fair value	$11,271	$2,799,279	$3,934,091	$6,744,641	$376,379	$7,121,020

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,052,940	$3,382,085	$1,008,990	$209,524	$6,653,539	$374,215	$7,027,754
Paydowns receivable(1)	7,558	28,144	-	-	35,702	-	35,702
Unrealized gains	55,100	16,512	6,368	10,652	88,632	2,180	90,812
Unrealized losses	(5,212)	(24,184)	(3,836)	-	(33,232)	(16)	(33,248)
Fair value	$2,110,386	$3,402,557	$1,011,522	$220,176	$6,744,641	$376,379	$7,121,020

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended March 31, 2015, we sold $4.1 million in Non-Agency MBS and realized a loss on the sale of approximately $3 thousand.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$287,806	$148,197
Contractual principal not expected to be collected (non-accretable yield)	(74,958)	(18,123)
Expected cash flows to be collected	212,848	130,074
Market yield adjustment	11,653	(17,160)
Unrealized gain, net	1,170	5
Fair value	225,671	112,919
Fair value of other Non-Agency MBS (no credit deterioration)	150,708	86,791
Total fair value of Non-Agency MBS	$376,379	$199,710

The following table presents the change for the three months ended March 31, 2015 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	For the Three Months Ended March 31, 2015
	Market Yield Adjustment	Non- Accretable

Balance, beginning of period	$(18,528)	$(18,123)
Accretion of discount	1,021	-
Purchases	29,345	(56,835)
Sales	(185)	-
Reclass adjustments for other-than-temporary impairments	-	-
Transfer from (to)	-	-
Balance, end of period	$11,653	$(74,958)

NOTE 4. RESIDENTIAL PROPERTIES

At March 31, 2015, we owned 87 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2014, we owned 79 properties at a net cost of approximately $12.9  million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 15.

NOTE 5. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At March 31, 2015 and December 31, 2014, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

March 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,308,000	0.35	236,037	1.83	2,544,037	0.49
30 days to 90 days	3,690,000	0.35	-	-	3,690,000	0.35
Over 90 days to less than 1 year	50,000	0.37	-	-	50,000	0.37
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$6,048,000	0.35%	$236,037	1.83%	$6,284,037	0.41%
Weighted average maturity	38 days		15 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.10%
Weighted average maturity after adjusting for interest rate swaps					729 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,436,205		$318,599		$6,754,804

December 31, 2014

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,395,000	0.32	115,740	1.82	2,510,740	0.39
30 days to 90 days	3,860,000	0.35	-	-	3,860,000	0.35
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$6,255,000	0.34%	$115,740	1.82%	$6,370,740	0.37%
Weighted average maturity	38 days		13 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.06%
Weighted average maturity after adjusting for interest rate swaps					767 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,650,143		$155,311		$6,805,454

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 7 and 13 for more information on the Company’s interest rate swaps (both items that were hedges and also for de-designated swaps) and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
March 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$6,560	$-	$6,560	$(6,560)	$-	$-
Total	$6,560	$-	$6,560	$(6,560)	$-	$-
Repurchase Agreements(3)	$6,284,037	$-	$6,284,037	$(6,284,037)	$-	$-
Derivative liabilities at fair value(2)	70,188	-	70,188	(70,188)	-	-
Total	$6,354,225	$-	$6,354,225	$(6,354,225)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$9,792	$-	$9,792	$(9,792)	$-	$-
Total	$9,792	$-	$9,792	$(9,792)	$-	$-
Repurchase Agreements(3)	$6,370,740	$-	$6,370,740	$(6,370,740)	$-	$-
Derivative liabilities at fair value(2)	45,259	-	45,259	(45,259)	-	-
Total	$6,415,999	$-	$6,415,999	$(6,415,999)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At March 31, 2015, we had pledged approximately $62.9 million in Agency MBS as collateral and paid another approximately $20.1 million on swap margin calls on our swap derivatives, which were approximately $2.2 million in derivative assets and approximately $66.5 million in derivative liabilities at March 31, 2015. At December 31, 2014, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $13 million on swap margin calls on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $43.6 million in derivative liabilities at December 31, 2014.

(3)

At March 31, 2015, we had pledged approximately $6.44 billion in Agency MBS and approximately $319 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2014, we had pledged approximately $6.65 billion in Agency MBS and approximately $155 million in Non-Agency MBS as collateral on our repurchase agreements.

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

Our derivative assets and derivative liabilities include interest rate swaps (in which we pay a fixed-rate of interest and receive a variable-rate of interest that is based on LIBOR), TBA Agency MBS and Eurodollar Futures Contracts. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all of our swaps and other derivative instruments, see Note 1 and Note 13.

In determining the fair value of our Non-Agency MBS, our management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace.  Our management reviews these inputs in the valuation of our Non-Agency MBS.   We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security, including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources.

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

At March 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$6,744,641	$-	$6,744,641
Non-Agency MBS(1)	$-	$376,379	$-	$376,379
Derivative instruments(2)	$-	$6,560	$-	$6,560
Liabilities:
Derivative instruments(2)	$-	$70,188	$-	$70,188

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 13.

At December 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$7,023,363	$-	$7,023,363
Non-Agency MBS(1)	$-	$199,710	$-	$199,710
Derivative instruments(2)	$-	$9,792	$-	$9,792
Liabilities:
Derivative instruments(2)	$-	$45,259	$-	$45,259

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 13.

At March 31, 2015 and December 31, 2014, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2015 and December 31, 2014, the carrying value approximates fair value.

NOTE 8. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and that certain asset, gross income and stock ownership tests are met. We believe that we currently meet all REIT requirements regarding the ownership of our common stock and the distribution of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

NOTE 9. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and with our 7.625% Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2015, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through March 31, 2015, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 10. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2015, our authorized capital included 200,000,000 shares of common stock, of which 105,519,017 shares were issued and 105,156,617 shares were outstanding.

At March 31, 2015, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our board of directors. At March 31, 2015, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding and 353,119 shares of Series C Preferred Stock issued and outstanding.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3.The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date.

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our (i) common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended March 31, 2015, we issued an aggregate of 53,119 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of approximately $1.3 million, net of sales commissions. MLV received aggregate commissions of approximately $13 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At March 31, 2015, there was approximately $198.7 million available for sale and issuance under the MLV Sales Agreement.

On May 27, 2011, we entered into a Controlled Equity Offering Sales Agreement, or the 2011 Cantor Sales Agreement, with Cantor Fitzgerald & Co., or Cantor, to sell up to 20,000,000 shares of our common stock, 1,000,000 shares of our Series A Preferred Stock and 1,000,000 shares of our Series B Preferred Stock. During the three months ended March 31, 2015, we did not issue any shares of our common stock, our Series A Preferred Stock or our Series B Preferred Stock under the 2011 Cantor Sales Agreement. At March 31, 2015, there were 19,409,400 shares of common stock, 956,122 shares of Series A Preferred Stock and 894,518 shares of Series B Preferred Stock, respectively, available for sale and issuance under the 2011 Cantor Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; and 10,000,000 shares on October 17, 2014. During the three months ended March 31, 2015, we repurchased an aggregate of 4,160,908 shares of common stock at a weighted average price of $5.17 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 14, 2012, we filed a shelf registration statement on Form S-3 with the U.S. Securities and Exchange Commission, or the SEC, registering up to 27,000,000 shares of our common stock for our 2012 Dividend Reinvestment and Stock Purchase Plan, or the 2012 DRP Plan. During the three months ended March 31, 2015, we issued an aggregate of 80,768 shares of our common stock at a weighted average price of $5.23 per share under the 2012 DRP Plan, resulting in proceeds to us of approximately $422 thousand. On March 14, 2015, the 2012 DRP Plan was terminated with approximately 16.4 million shares remaining. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan, which replaced the 2012 DRP Plan. During the three months ended March 31, 2015, we issued 2,645 shares of our common stock at a price of $5.29 share under the 2015 Plan, resulting in proceeds to us of approximately $14 thousand.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At March 31, 2015, approximately $544.7 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Plan. As of March 31, 2015, we have issued 2,840,000 shares of our common stock and 10,000 restricted stock units (phantom shares) under the 2014 Plan.

NOTE 11. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for these services, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

The Management Agreement may only be terminated without cause, as defined in the agreement, after the expiration of any annual renewal term. We are required to provide 180-days’ prior notice of non-renewal of the Management Agreement and must pay a termination fee on the last day of any automatic renewal term equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the Management Agreement with or without cause with the consent of the majority of our independent directors. These provisions make it difficult to terminate the Management Agreement and increase the effective cost to us of not renewing the Management Agreement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $61.67 per square foot. The base monthly rental for us is $37,518.40, which will be increased by 3% per annum on July 1, 2015. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2015 and 2014, we expensed $127 thousand and $124 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations.

At March 31, 2015, the future minimum lease commitment is as follows (in whole dollars):

Year	2015	2016	2017	2018	2019	Thereafter	Total Commitment
Commitment	$344,432	$470,720	$484,852	$499,398	$514,374	$1,352,380	$3,666,156

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2015 and 2014, we paid fees of $42 thousand and $52 thousand, respectively, to PIA in connection with this agreement.

NOTE 12. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Plan. The 2014 Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Plan to 2,000,000 shares of our registered common stock available under the 2014 Plan. The 2014 Plan authorizes our board of directors, or a committee of our board of directors, to grant Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended March 31, 2015, we did not issue any equity-based awards under the 2014 Plan.

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

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various officers under the 2004 Equity Compensation Plan. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65. Upon the expiration of the 2004 Plan, this grant is now being accounted for under the 2014 Plan.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Plan. Upon the expiration of the 2004 Plan, this grant is now being accounted for under the 2014 Plan.

We recognize the expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2015 and 2014, we expensed approximately $24 thousand and $24 thousand, respectively, related to these restricted stock grants.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. Prior to January 1, 2012, an aggregate of 582,000 DERs were issued to our officers under the 2007 DER Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three months ended March 31, 2015 and 2014, we paid or accrued $86 thousand and $82 thousand, respectively, related to DERs granted.

NOTE 13. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of March 31, 2015 and December 31, 2014:

Derivative Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$2,227	$8,738
TBA Agency MBS	Derivative Assets	4,333	1,054
		$6,560	$9,792
De-designated interest rate swaps	Derivative Liabilities	$66,511	$43,565
Eurodollar Futures Contracts	Derivative Liabilities	3,677	1,694
		$70,188	$45,259

Interest Rate Swap Agreements

At March 31, 2015, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.33 billion and a weighted average maturity of approximately 3.75 years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At March 31, 2015, the amount in AOCI relating to interest rate swaps was approximately $40 million. The estimated net amount of the existing losses that were reported in AOCI at March 31, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $19 million.

At March 31, 2015 and December 31, 2014, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	March 31, 2015			December 31, 2014
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$-	-%	-	$-	-%	-
1 year to 2 years	650,000	0.83	18	550,000	0.80	20
2 years to 3 years	860,000	1.04	30	795,000	1.03	31
3 years to 5 years	915,000	1.56	44	1,080,000	1.48	46
5 years to 7 years	555,000	2.35	69	555,000	2.35	72
7 years to 10 years	350,000	2.93	97	350,000	2.93	100
	$3,330,000	1.56%	45	$3,330,000	1.56%	48

Swap Agreements by Counterparty

	March 31, 2015	December 31, 2014
	(in thousands)
Chicago Mercantile Exchange(1)	$780,000	$780,000
Deutsche Bank Securities	665,000	665,000
ING Financial Markets LLC	650,000	650,000
JPMorgan Securities	625,000	625,000
RBS Greenwich Capital	215,000	215,000
Nomura Securities International	200,000	200,000
Bank of New York	120,000	120,000
Credit Suisse	75,000	75,000
	$3,330,000	$3,330,000

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

At March 31, 2015, we had 5,300 Eurodollar Futures Contracts representing $5.3 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $5.5 million, which is included in “other assets,” and there was a derivative liability of approximately $3.7 million. For the three months ended March 31, 2015, we had losses on Eurodollar Futures Contracts of approximately $2.3 million.

At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.96 million, which is included in “other assets,” and there was a derivative liability of approximately $1.7 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended March 31, 2015, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $8.5 million. During the three months ended March 31, 2014, we did not enter into any TBA contracts. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.5%. At March 31, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 7.

NOTE 14. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA as more fully described in Note 11.

NOTE 15. OTHER EXPENSES

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Legal and professional fees	$136	$248
Printing and stockholder communications	32	32
Directors and Officers insurance	127	116
DERs expense	86	82
Amortization of restricted stock	24	24
Software implementation and maintenance	82	77
Administrative service fees	42	52
Rent	127	124
Stock exchange and filing fees	36	46
Custodian and clearing fees	65	75
Sarbanes-Oxley consulting fees	25	46
Board of directors fees and expenses	79	71
Securities data services	87	33
Leasing commissions on rental properties	16	-
Other expenses on rental properties	89	-
Depreciation expense on residential properties	112	-
Property taxes on residential properties	61	-
Other	53	38
Total of other expenses:	$1,279	$1,064

NOTE 16. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate of our Series B Preferred Stock increased effective April 1, 2015 from 4.2029 shares of our common stock to 4.2640 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.26 and (2) the annualized common stock dividend yield was 11.3982%.

From April 1, 2015 through May 6, 2015, we issued an aggregate of 44,399 shares of common stock at a weighted average price of $5.17 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $230 thousand.

From April 1, 2015 through May 6, 2015, we had repurchased an aggregate of 391,157 shares of our common stock at a weighted average price of $5.19 per share under our share repurchase program.

From April 1, 2015 to May 6, 2015, we issued an aggregate of 56,570 shares of our Series C Preferred Stock at a weighted average price of $24.45 per share under the MLV Sales Agreement, which provided net proceeds to us of approximately $1.37 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the Securities Exchange Act of 1934, as amended, and, as such, may involve known and unknown risks, uncertainties and assumptions. Forward-looking statements are those that predict or describe future events or trends and that do not relate solely to historical matters. You can generally identify forward-looking statements as statements containing the words “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” or other similar expressions. You should not rely on our forward-looking statements because the matters they describe are subject to assumptions, known and unknown risks, uncertainties and other unpredictable factors, many of which are beyond our control. Therefore, our actual results could differ materially and adversely from those expressed in any forward-looking statements as a result of various factors, some of which are listed under the section “Risk Factors,” Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates; changes in the market value of our mortgage-backed securities; changes in the yield curve; the availability of mortgage-backed securities for purchase; increases in the prepayment rates on the mortgage loans securing our mortgage-backed securities; our ability to use borrowings to finance our assets and, if available, the terms of any financing; risks associated with investing in mortgage-related assets; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; implementation of or changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust for federal income tax purposes; our ability to maintain an exemption from the Investment Company Act of 1940, as amended; risks associated with our home rental business; and our Manager’s ability to manage our growth.  All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The assets which we allocate to Agency MBS are also allocated to one of two subcategories: (1) Agency MBS which have a fixed interest rate during the life of the mortgages and (2) Agency MBS whose interest rates will change or adjust to current market levels at varying times.

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

During the fourth quarter of 2014, we reintroduced Non-Agency MBS into our asset allocation. The table below provides the MBS asset allocation and asset allocation between our Agency MBS and Non-Agency MBS at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$6,744,641	94.71%	$7,023,363	97.24%
Non-Agency MBS	376,379	5.29	199,710	2.76
Total MBS:	$7,121,020	100.00%	$7,223,073	100.00%

As we develop more of our hybrid investment model, these percentages may change. As our MBS asset allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our Portfolio

At March 31, 2015 and December 31, 2014, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	March 31, 2015	December 31, 2014
	(dollar amounts in thousands)

Total assets	$7,193,105	$7,298,335
Fair value of MBS	$7,121,020	$7,223,073
Adjustable-rate Agency MBS (less than 1 year reset)	30%	25%
Adjustable-rate Agency MBS (1-2 year reset)	7	13
Adjustable-rate Agency MBS (2-3 year reset)	11	11
Adjustable-rate Agency MBS (3-4 year reset)	3	4
Adjustable-rate Agency MBS (4-5 year reset)	12	7
Adjustable-rate Agency MBS (5-7 year reset)	6	11
Adjustable-rate Agency MBS (>7 year reset)	8	9
15-year fixed-rate Agency MBS	14	14
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	6	3
Total MBS:	100%	100%

Stockholders’ equity available to common stockholders at March 31, 2015 was approximately $685.3 million, or $6.52 per share. The $685.3 million equals total stockholders’ equity of $743.4 million less (i) the Series A Preferred Stock liquidating value of approximately $48 million; (ii) the Series C Preferred Stock liquidating value of approximately $8.8 million; and (iii) the difference between the Series B Preferred Stock liquidating value of $25.2 million and the proceeds from its sale of $23.9 million.

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

During the first quarter 2014, Senate Banking Committee Chairman Tim Johnson (D-South Dakota) and ranking member Mike Crapo (R-Idaho) introduced a bipartisan housing finance reform bill that builds on the earlier Corker-Warner bill. This new Senate bill would also wind-down and eliminate Fannie Mae and Freddie Mac, as well as establish a Federal Mortgage Insurance Corporation (FMIC) in their place that would guarantee qualified mortgages. In May 2014, this bill received the approval of the Senate Banking Committee but it was not brought to the full Senate in 2014. Lenders would be required to bear any losses on the first 10% of capital. The bill also calls for the creation of a “member-only securitization platform that would issue a single, standardized FMIC-wrapped security, and permit private label securities to be issued in a manner that encourages standardization and improved market liquidity.” It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. The Federal Reserve also announced its projection that the federal funds rate would likely remain at exceptionally low levels until at least mid-2015. In May and June 2013, then Federal Reserve Chairman Ben Bernanke commented that if there was continued improvement in the U.S. economy, the pace of purchases could be slowed down or tapered. These comments had a great effect on the bond market, as longer-term interest rates rose while short-term interest rates remained constant. The resulting steepened yield curve caused a decline in the value of MBS. At the FOMC meeting on December 18, 2013, the Federal Reserve announced that it would begin the tapering of its bond-buying program down from the $85 billion per month and would continue to re-evaluate this at subsequent FOMC meetings. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its April 29, 2015 meeting, the FOMC maintained the Fed Funds rate at its current level and stated that, as long as the inflation rate was under 2%, it would continue to review the appropriate target rate based on the goals of maximizing employment. The FOMC further stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.

Other Recent Activity

On January 2, 2013, the U.S. Congress passed the American Taxpayer Relief Act of 2012, or the Taxpayer Relief Act, which extended, for most Americans, tax cuts implemented under President George W. Bush’s administration. However, the Taxpayer Relief Act also delayed the implementation of the budget sequestration provisions of the Budget Control Act of 2011, which provided for automatic spending cuts, which went into effect on March 1, 2013. During 2013 and 2014, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On December 16, 2014, President Obama signed a $1.1 trillion appropriations bill that will fund most government operations through September 2015. In March 2015, the U.S. government technically reached its debt ceiling at $18.1 trillion. The Congressional Budget Office estimated that extraordinary measures taken by the U.S. Treasury Department will only last through October or November 2015 and that Congress will have to reach an agreement before then to avoid a debt rating downgrade. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

Results of Operations

Three Months Ended March 31, 2015 Compared to March 31, 2014

For the three months ended March 31, 2015, our net loss to common stockholders was $(17.8) million, or $(0.17) per diluted share, based on a weighted average of 111.5 million fully diluted shares outstanding. This includes a net loss of $(16.3) million minus the payment of preferred dividends of $1.5 million. For the three months ended March 31, 2014, our net income available to common stockholders was $11.9 million, or $0.09 per diluted share, based on a weighted average of 140.9 million fully diluted shares outstanding. This included net income of $13.4 million minus the payment of preferred dividends of $1.4 million.

Net operating income for the three months ended March 31, 2015 totaled $27.6 million, or 59.5% of gross income, compared to $16.7 million, or 30.7% of gross income, for the three months ended March 31, 2014. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended March 31, 2015 was $34.6 million, compared to $44.4 million for the three months ended March 31, 2014, a decrease of 22%, due primarily to a decrease in the weighted average portfolio outstanding, from approximately $8.47 billion during the three months ended March 31, 2014 to approximately $7.01 billion during the three months ended March 31, 2015, and an increase in premium amortization expense of $1.9 million, partially offset by an increase in the weighted average coupons on MBS, from 2.56% during the three months ended March 31, 2014 to 2.63% for the three months ended March 31, 2015 and income on residential properties of $370 thousand. Interest expense for the three months ended March 31, 2015 was approximately $7 million, compared to approximately $27.7 million for the three months ended March 31, 2014, a decrease of approximately 74.7%, which resulted primarily from approximately $10.9 million in net payments on interest rate swaps being included in loss on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.47% at March 31, 2014 to 1.09% at March 31, 2015, and a decrease in the average borrowings outstanding, from $7.57 billion at March 31, 2014 to $6.34 billion at March 31, 2015.

The results of our operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net operating income, the market value of our MBS, the supply of, and demand for, MBS in the marketplace, and the terms and availability of financing. Our net operating income varies primarily as a result from changes in interest rates, the slope of the yield curve (the differential between long-term and short-term interest rates), borrowing costs (our interest expense) and prepayment speeds on our MBS portfolios, the behavior of which involves various risks and uncertainties. Interest rates and prepayment speeds, as measured by the constant prepayment rate, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With respect to our business operations, increases in interest rates, in general, may, over time, cause: (i) the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase; (ii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our MBS to reset, although on a delayed basis, to higher interest rates; (iv) prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and (v) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to increase. Conversely, decreases in interest rates, in general, may, over time, cause: (i) prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums; (ii) the interest expense associated with our borrowings to decrease; (iii) the value of our MBS portfolios and, correspondingly, our stockholders’ equity to increase; (iv) the value of our interest rate swap agreements and, correspondingly, our stockholders’ equity to decrease; and (v) coupons on our MBS to reset, although on a delayed basis, to lower interest rates. In addition, our borrowing costs and credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

During the three months ended March 31, 2015, premium amortization expense increased $1.9 million, or 19.2%, to $11.8 million from $9.9 million during the three months ended March 31, 2014 due primarily to a decrease in the balance of unamortized purchase premium as well as a decrease in both actual prepayments and future prepayment assumptions, on average, for the period. The decrease in the balance of unamortized purchase premium was due primarily to a decrease in Agency MBS assets. Based on the amount of Agency MBS assets held at March 31, 2015, we expect this trend of decreasing unamortized purchase premium and its effect on premium amortization expense to continue. Realized prepayments increased from the first quarter of 2014 to the first quarter of 2015. The primary driver of realized prepayments is the relative difference between the new mortgage rate and borrowers’ current mortgage rates or expected future mortgage rates, as is the case with adjustable-rate mortgages. The increase in realized prepayments during 2015 was due primarily to mortgage rates being lower, on average, during the first quarter of 2015 as compared to the first quarter of 2014. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Based upon current actual prepayments and expected future mortgage rates and their impact on future prepayments, we do not expect the trend of increasing actual prepayments seen from 2014 to 2015 to continue significantly.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

Portfolio	First Quarter 2015	First Quarter 2014
Agency MBS and Non-Agency MBS	14%	12%

During the three months ended March 31, 2015, we also had a loss on interest rate swaps recognized in our operations statement of approximately $46.5 million, consisting primarily of $10.9 million in net cash settlements, approximately $6.6 million in AOCI amortization and the difference of approximately $29 million in the change in fair value (see the section entitled “Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended March 31, 2014, we had a gain on interest rate swaps of approximately $9.2 million due primarily to the change in fair value of the swaps, which was recognized not through earnings but in AOCI. Also during the three month ended March 31, 2015, we had a loss of approximately $2.3 million on Eurodollar Futures Contracts. During the three months ended March 31, 2014, we did not have any Eurodollar Futures Contracts. We also had a gain on the sale of TBA Agency MBS, net of derivative income, of $8.5 million. During the three months ended March 31, 2014, we only had a gain on interest rate swaps of $628 thousand as most of our swaps had not yet been de-designated as cash flow hedges and we were not yet involved in Eurodollar Futures Contracts and TBA Agency MBS.

Total expenses were approximately $3.62 million for the three months ended March 31, 2015, compared to approximately $3.98 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, we incurred management fees of approximately $2.34 million, as compared to management fees of approximately $2.92 million for the three months ended March 31, 2014, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased from the three months ended March 31, 2014. “Other expenses” increased $215 thousand due primarily to an increase in expenses related to the Company’s residential properties, which did not commence operations until April 2014.

Financial Condition

MBS Portfolio

At March 31, 2015, we held agency mortgage assets which had an amortized cost of approximately $6.65 billion, consisting primarily of approximately $5.43 billion of adjustable-rate MBS and approximately $1.22 billion of fixed-rate MBS. This amount represents an approximately 4.4% decrease from the $6.96 billion held at December 31, 2014. Of the adjustable-rate Agency MBS owned by us, approximately 38% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 62% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At March 31, 2015, the Non-Agency MBS had an amortized cost of approximately $374 million and a fair value of approximately $376 million. At December 31, 2014, the Non-Agency MBS had an amortized cost and fair value of approximately $199.7 million.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2015 and December 31, 2014, classified by type of issuer (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$3,934,091	55.2%	$4,103,073	56.8%
Freddie Mac (FHLMC)	2,799,279	39.3	2,908,590	40.3
Ginnie Mae (GNMA)	11,271	0.2	11,700	0.1
Non-Agency MBS	376,379	5.3	199,710	2.8
Total MBS:	$7,121,020	100.0%	$7,223,073	100.0%

The following table classifies the fair value of our MBS owned at March 31, 2015 and December 31, 2014 by type of interest rate index (dollar amounts in thousands):

	March 31, 2015		December 31, 2014
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$1,046	-%	$1,098	-%
Six-month LIBOR	41,993	0.6	42,994	0.6
One-year LIBOR	5,266,771	74.0	5,495,253	76.1
Six-month certificate of deposit	772	-	888	-
Six-month constant maturity treasury	156	-	170	-
One-year constant maturity treasury	189,625	2.7	196,752	2.7
Cost of Funds Index	12,580	0.2	13,251	0.2
15-year fixed-rate	1,011,522	14.2	1,042,820	14.4
20-year and 30-year fixed-rate	220,176	3.0	230,137	3.2
Total Agency MBS:	$6,744,641	94.7%	$7,023,363	97.2%
Non-Agency MBS	376,379	5.3	199,710	2.8
Total MBS:	$7,121,020	100.0%	$7,223,073	100.0%

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

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014 were as follows:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
Agency MBS Portfolio
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.54%	2.53%	2.58%	2.60%
Hybrid adjustable-rate Agency MBS	2.48	2.53	2.55	2.57
15-year fixed-rate Agency MBS	2.64	2.65	2.69	2.65
20-year and 30-year fixed-rate Agency MBS	4.35	4.37	4.40	5.01
Total Agency MBS:	2.58%	2.61%	2.64%	2.63%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.03%	102.88%	102.81%	102.65%
Hybrid adjustable-rate Agency MBS	103.51	103.57	103.60	103.58
15-year fixed-rate Agency MBS	102.99	103.05	103.14	103.16
20-year and 30-year fixed-rate Agency MBS	103.11	103.13	103.17	102.86
Total Agency MBS:	103.27%	103.30%	103.32%	103.28%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.50%	2.53%	2.56%	2.55%

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at March 31, 2015 and December 31, 2014 (dollar amounts in thousands):

March 31, 2015

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,705	$21,474	$27,834	77%	1.63%	6.36%
Alt-A	192,162	191,342	246,624	78%	4.26%	5.60%
Subprime	56,055	55,767	57,425	97%	5.38%	5.50%
Non-performing	106,457	105,632	107,674	98%	4.66%	5.49%
Total Non-Agency MBS:	$376,379	$374,215	$439,557	85%	4.34%	5.60%

December 31, 2014

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,798	$21,787	$28,371	77%	1.73%	6.39%
Alt-A	79,584	79,625	106,482	75%	2.00%	5.65%
Subprime	35,987	35,987	37,834	95%	3.40%	5.63%
Non-performing	62,341	62,306	63,674	98%	4.83%	5.72%
Total Non-Agency MBS:	$199,710	$199,705	$236,361	85%	2.95%	5.75%

The following information pertains to our repurchase agreement borrowings at March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014
	(dollar amounts in thousands)
Repurchase agreements outstanding	$6,284,037	$6,370,740	$6,550,000	$7,118,500
Average repurchase agreements outstanding	$6,337,812	$6,469,942	$6,901,889	$7,434,984
Maximum monthly amount during the quarter	$6,310,761	$6,467,509	$7,041,000	$7,551,000
Average interest rate on outstanding repurchase agreements	0.41%	0.37%	0.32%	0.32%
Average days to maturity	37 days	37 days	38 days	37 days
Average interest rate after adjusting for interest rate swaps	1.10%	1.06%	1.08%	1.47%
Weighted average maturity after adjusting for interest rate swaps	729 days	767 days	845 days	992 days

At March 31, 2015 and December 31, 2014, the unamortized net premium paid for our Agency MBS was approximately $210.6 million and $222.4 million, respectively.

At March 31, 2015 and December 31, 2014, the unamortized net discount on our Non-Agency MBS was approximately $65.3 million and $36.6 million, respectively.

At March 31, 2015, the current yield on our Agency MBS was 2.50%. At December 31, 2014, the current yield on our Agency MBS was 2.53%. This decline was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon has declined by an average of approximately 2 basis points per quarter. For the three months ended March 31, 2015, the weighted average coupon for our total Agency MBS declined by 3 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.06% at December 31, 2014 to 1.10% at March 31, 2015, due primarily to the increase in the average interest rate on repurchase agreements, from 0.37% at December 31, 2014 to 0.41% at March 31, 2015. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 767 days at December 31, 2014 to 729 days at March 31, 2015 due primarily to the decrease in average maturity of swap agreements as shown on the following table.

At March 31, 2015, the balance of our Non-Agency MBS was $376.4 million. At December 31, 2014, the balance of our Non-Agency MBS was $199.7 million. The weighted average coupon on the Non-Agency MBS increased from 2.95% at December 31, 2014 to 4.34% at March 31, 2015, due primarily to the acquisition of more fixed-rate securities at higher coupons.

Residential Properties Portfolio

At March 31, 2015, we owned 87 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2014, we owned 79 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $12.9 million.

Derivatives

We periodically enter into derivative transactions, in the form of interest rate swaps, which are intended to hedge our exposure to rising rates on funds borrowed to finance our investments in securities. We designate interest rate swaps as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

As part of our asset/liability management policy, we may enter into hedging agreements such as interest rate caps, floors or swaps. These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Swaps are derivative instruments as defined by ASC 815-10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the swaps and we receive a payment that varies with the three-month LIBOR rate.

The following table pertains to all of our swaps at March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively:

	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014

Aggregate notional amount of swap agreements	$3.330 billion	$3.330 billion	$3.805 billion	$5.265 billion
Average maturity of swap agreements	3.75 years	4.0 years	4.0 years	3.7 years
Weighted average fixed rate paid on swap agreements	1.56%	1.56%	1.54%	1.78%
Aggregate notional amount of Eurodollars Futures Contracts	$5.30 billion	$5.50 billion	$5.50 billion	$0

Swap agreements are used to provide protection from increases in interest rates having a negative impact on the market value of our portfolio that could result in our lenders requiring additional collateral for our repurchase agreement borrowings. An increase or decrease in the notional value of our swap agreements usually provides an increase or decrease in protection to our portfolio’s change in value due to interest rate changes. However, there are other methods that can also lessen our portfolio’s change in value due to interest rate increases. Among them are acquiring mortgages that are inherently less sensitive to interest rate changes and borrowings using long-term agreements.

After August 22, 2014, none of our swaps were designated for hedge accounting. During 2014, most of the swaps that were terminated had a remaining term of less than two years and had higher interest rates, which is the primary reason for the decline in both the balances and the average fixed pay swap rate from June 30, 2014. While these were still effective under GAAP, they were becoming less viable economically and for asset/liability management. They were replaced with the Eurodollar Futures Contracts, which require no payments of interest during their term.

For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At March 31, 2015, the net unrealized loss in AOCI on the swaps was approximately $40 million as compared to an unrealized loss of approximately $47 million at December 31, 2014.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At March 31, 2015, we had 5,300 Eurodollar Futures Contacts representing $5.3 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contacts was approximately $5.5 million, which is included in “other assets,” and there was a derivative liability of approximately $3.7 million.

At December 31, 2014, we had 5,500 Eurodollar Futures Contacts representing $5.5 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contacts was approximately $2.96 million, which was included in “other assets,” and there was a derivative liability of approximately $1.7 million

At March 31, 2015, we had approximately $690 million in notional amount of TBA Agency MBS. At December 31, 2014, we had approximately $690 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 7 and 13 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $6.28 billion at March 31, 2015. As collateral for the repurchase agreements and swaps, we had pledged approximately $6.44 billion in Agency MBS and approximately $319 million in Non-Agency MBS. Our other significant source of funds for the three months ended March 31, 2015 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $290.7 million.

For the three months ended March 31, 2015, there was a net decrease in cash and cash equivalents of approximately $11.3 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2015 was approximately $6.5 million. This is comprised primarily of net loss of approximately $16.3 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $11.8 million; depreciation on rental properties of approximately $112 thousand; loss on sales of Non-Agency MBS of approximately $3 thousand; loss on swaps of approximately $46.5 million; the amortization of restricted stock of $24 thousand; and loss on Eurodollar Futures Contracts of approximately $2.3 million, partially offset by periodic net settlements on swaps of approximately $10.4 million; gain on derivatives net of derivative income on TBA Agency MBS of approximately $8.5 million;  accretion of discount on Non-Agency MBS of approximately $1.0 million; and recovery on Non-Agency MBS of approximately $1 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $0.6 million; a decrease in accrued interest payable of approximately $6.3 million; a decrease in interest receivable of approximately $131 thousand and an increase in prepaid expense of approximately $12.4 million;

•

Net cash provided by investing activities for the three months ended March 31, 2015 was approximately $93.6 million, which consisted of $290.7 million from principal payments on Agency MBS; proceeds from sales of Non-Agency MBS of approximately $4.1 million; and principal payments on Non-Agency MBS of approximately $4.2 million, partially offset by purchases of Non-Agency MBS of approximately $204 million; and purchases of residential properties of approximately $1.5 million; and

•

Net cash used in financing activities for the three months ended March 31, 2015 was approximately $111.3 million. This consisted of borrowings on repurchase agreements of approximately $7.391 billion, offset by repayments on repurchase agreements of approximately $7.477 billion; common stock repurchased of approximately $21.1 million, net of proceeds from common stock issued; dividends paid of approximately $15.4 million on common stock; dividends paid of approximately $1.4 million on preferred stock, less net settlements on TBA Agency MBS of approximately $5.2 million and proceeds on Series C Preferred Stock issued of $8.1 million.

Relative to our MBS portfolio at March 31, 2015, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 2 days to 104 days. At March 31, 2015, we had borrowed funds under repurchase agreements with 25 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2015, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At March 31, 2015, our leverage on capital (including all preferred stock and junior subordinated notes) increased from 7.78x at December 31, 2014 to 7.81x at March 31, 2015. The increase in leverage was due primarily to a decrease in total capital as defined above, from $819 million at December 31, 2014 to $805 million at March 31, 2015, partially offset by a decrease in repurchase agreements outstanding, from $6.37 billion at December 31, 2014 to $6.28 billion at March 31, 2015.

In the future, we expect that our primary sources of funds will continue to consist of borrowed funds under repurchase agreement transactions and monthly payments of principal and interest on our MBS portfolios. Our liquid assets generally consist of unpledged MBS, cash and cash equivalents. A large negative change in the market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale.

During the three months ended March 31, 2015, we raised approximately $422 thousand in capital under our 2012 Dividend Reinvestment and Stock Purchase Plan (which then expired in March 2015) and approximately $14 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3.The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series C Preferred Stock.

During the three months ended March 31, 2015, we issued an aggregate of 53,119 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of approximately $1.3 million, net of sales commissions. The sales agent received aggregate commissions of approximately $13 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At March 31, 2015, there was approximately $198.7 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; and 10,000,000 shares on October 17, 2014. During the three months ended March 31, 2015, we repurchased an aggregate of 4,160,908 shares at a weighted average price of $5.17 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended March 31, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2015 was approximately $743.4 million. Common stockholders’ equity was approximately $685.3 million, or a book value of $6.52 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $55.4 million, or 0.83% of the amortized cost of our Agency MBS, at March 31, 2015. This, along with “accumulated other comprehensive loss, derivatives” of approximately $40 million and “accumulated other comprehensive income on available-for-sale Non-Agency MBS” of approximately $2.2 million, constitutes the total “accumulated other comprehensive income” of approximately $17.6 million.

Non-GAAP Measure

The following table represents our common stockholders’ equity with and without accumulated other comprehensive income, or AOCI, which are non-GAAP financial measures, at March 31, 2015 and December 31, 2014, respectively, which are reconciled to the nearest comparable GAAP financial measure, which is “total stockholders’ equity.” The Company’s management believes that these financial measures, when considered together with our GAAP financial measures, provide information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. We believe that common stockholders’ equity without AOCI is a relevant measure to provide to investors because AOCI fluctuates on a quarterly and yearly basis based upon changes in fair market values on our securities and swap agreements. Showing common stockholders’ equity without AOCI allows investors to evaluate how our common stockholders’ equity has changed exclusive of the changes in AOCI. These financial measures should not be used as a substitute in assessing the Company’s financial condition at March 31, 2015 and December 31, 2014, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	March 31, 2015	December 31, 2014
	(in thousands)
Common stockholders’ equity without AOCI	$667,673	$723,197
AOCI – unrealized income (loss)	17,614	(14,981)
Common stockholders’ equity	685,287	708,216
Series A Preferred Stock liquidation value	47,984	47,984
Series B Preferred Stock liquidation value	25,241	25,241
Series C Preferred Stock liquidation value	8,828	-
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(23,924)
Total stockholders’ equity per balance sheets	$743,416	$757,517
Common shares outstanding	105,157	109,234
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.35	$6.62
AOCI	0.17	(0.14)
Common stockholders’ equity	$6.52	$6.48

The primary reasons for the decrease in common stockholder’s equity without AOCI, from approximately $723 million at December 31, 2014 to approximately $668 million at March 31, 2015 was due to our repurchases of our common stock of approximately $22 million, a net loss to common stockholders for the quarter of approximately $17 million and common stock dividends paid of approximately $16 million.

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

For a majority of the Non-Agency MBS purchased at a discount, these are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual principal over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and market yield adjustment exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and market yield adjustment constitutes a material estimate that is susceptible to significant change.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2015 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 7 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources.

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy

Accounting for Derivatives and Hedging Activities

In accordance with ASC 815, we recognize all derivatives as either assets or liabilities and we measure these investments at fair value. Changes in fair value for derivatives not designated as hedges are recorded in our consolidated statements of operations as “gain (loss) on derivatives.”

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

When we discontinued hedge accounting, the gain or loss on the derivative remains in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At March 31, 2015, none of our derivative instruments were designated as hedges.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate on our Series B Preferred Stock increased effective April 1, 2015 from 4.2029 shares of our common stock to 4.2640 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.26 and (2) the annualized common stock dividend yield was 11.3982%.

From April 1, 2015 through May 6, 2015, we issued an aggregate of 44,399 shares of common stock at a weighted average price of $5.17 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $230 thousand.

From April 1, 2015 through May 6, 2015, we had repurchased an aggregate of 391,157 shares of our common stock at a weighted average price of $5.19 per share under our share repurchase program.

From April 1, 2015 to May 6, 2015, we issued an aggregate of 56,570 shares of our Series C Preferred Stock at a weighted average price of $24.45 per share under the MLV Sales Agreement, which provided net proceeds to us of approximately $1.37 million.

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

ARMs are typically subject to periodic and lifetime interest rate caps that limit the amount an ARM interest rate can change during any given period. ARMs are also typically subject to a minimum interest rate payable. Our borrowings are not subject to similar restrictions. Hence, in a period of increasing interest rates, interest rates on our borrowings could increase without limitation, while the interest rates on our mortgage assets could be limited. This problem would be magnified to the extent we acquire mortgage assets that are not fully indexed. Further, some ARM assets may be subject to periodic payment caps that result in some portion of the interest being deferred and added to the principal outstanding. These factors could lower our net operating income or cause a net loss during periods of rising interest rates, which would negatively impact our liquidity, net income and our ability to make distributions to stockholders.

We fund the purchase of a substantial portion of our ARM assets with borrowings that have interest rates based on indices and repricing terms similar to, but of shorter maturities than, the interest rate indices and repricing terms of our mortgage assets. Thus, we anticipate that in most cases the interest rate indices and repricing terms of our mortgage assets and our funding sources will not be identical, thereby creating an interest rate mismatch between assets and liabilities. During periods of changing interest rates, such interest rate mismatches could negatively impact our net operating income, dividend yield and the market price of our common stock.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,011,522	14.2%	$-	-%
20-year and 30-year fixed-rate investments	220,176	3.1	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	547,822	7.7	5,998,000	95.4
Greater than 3 months and less than 1 year	1,562,562	21.9	50,000	0.8
Greater than 1 year and less than 2 years	533,616	7.4	-	-
Greater than 2 years and less than 3 years	769,569	10.8	-	-
Greater than 3 years and less than 4 years	225,008	3.2	-	-
Greater than 4 years and less than 5 years	839,147	11.8	-	-
Greater than 5 years and less than 7 years	446,384	6.3	-	-
Greater than 7 years	588,835	8.3	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	37,550	0.5	236,037	3.8
Hybrid MBS	56,606	0.8	-	-
Fixed-rate MBS	282,223	4.0	-	-
Total MBS Portfolio:	$7,121,020	100.0%	$6,284,037	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2014, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,042,820	14.4%	$-	-%
20-year and 30-year fixed-rate investments	230,137	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	570,045	7.9	6,255,000	98.2
Greater than 3 months and less than 1 year	1,258,553	17.4	-	-
Greater than 1 year and less than 2 years	951,325	13.2	-	-
Greater than 2 years and less than 3 years	791,649	11.0	-	-
Greater than 3 years and less than 4 years	254,491	3.5	-	-
Greater than 4 years and less than 5 years	496,154	6.9	-	-
Greater than 5 years and less than 7 years	810,394	11.2	-	-
Greater than 7 years	617,795	8.5	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	35,796	0.5	115,740	1.8
Hybrid MBS	40,589	0.6	-	-
Fixed-rate MBS	123,325	1.7	-	-
Total MBS Portfolio:	$7,223,073	100.0%	$6,370,740	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At March 31, 2015, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $57.6 million from a positive adjustment (other comprehensive loss) at December 31, 2014 of approximately $31.6 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2015, our Agency MBS had a weighted average term to next rate adjustment of approximately 36 months while our borrowings had a weighted average term to next rate adjustment of 37 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 729 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During 2013 and 2014, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On December 16, 2014, President Obama signed a $1.1 trillion appropriations bill that will fund most government operations through September 2015. In March 2015, the U.S. government technically reached its debt ceiling at $18.1 trillion. The Congressional Budget Office estimated that extraordinary measures taken by the U.S. Treasury Department will only last through October or November 2015 and that Congress will have to reach an agreement before then to avoid a debt rating downgrade. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2015, we had unrestricted cash of approximately $3.7 million, $273 million in unpledged Agency MBS and $58 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net operating income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of MBS are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for MBS. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any MBS purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net operating income by such amount. In addition, in the event that we are unable to acquire new MBS to replace the prepaid MBS, our financial condition, cash flows and results of operations could be harmed.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at March 31, 2015 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–65%	–2.6%
–1%	–28%	–0.5%
0%	0%	0%
1%	–24%	–0.7%
2%	–51%	–2.2%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of March 31, 2015, the aggregate notional amount of our interest rate swap agreements was $3.33 billion and the weighted average maturity was 3.75 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	12%	0.8%
–1%	49%	1.2%
0%	0%	0%
1%	–8%	–2.4%
2%	–86%	–5.6%

Item 4.	Controls and Procedures

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

There have been no material changes with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended March 31, 2015. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 12, 2015 as DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1

At Market Issuance Sales Agreement, dated March 3, 2015, among Anworth and Anworth Management, LLC and MLV & Co. LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)
3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)
3.5	Amendment of Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 1, 2014)
3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)
3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)
3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)

Exhibit Number	Description
3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)
3.10	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Registration Statement on Form 8-A filed with the SEC on January 23, 2015)
3.11	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)
4.1

Specimen Common Stock Certificate (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

4.2	Specimen Series A Cumulative Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January November 3, 2004)
4.3	Specimen Series B Cumulative Convertible Preferred Stock Certificate (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30,2007)
4.4	Specimen Series C Cumulative Redeemable Preferred Stock Certificate (incorporated by reference from our Registration Statement on Form 8-A filed with the SEC on January 23, 2015)
4.5

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

4.7	Specimen Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)
4.8	Junior Subordinated Indenture dated as of March 15, 2005 between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)
10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S-8 filed with the SEC on August 5, 2014)
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933, as amended, on March 14, 2012)

10.4*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S-3, Registration No. 333-202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.8

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.9

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

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

10.11

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.12

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 8, 2015	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: May 8, 2015	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)