Form 10-Q
period 2015-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2015-08-05
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

At August 4, 2015, the registrant had 102,687,554 shares of common stock issued and 102,647,554 shares outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2015	2014
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$6,125,276	$6,650,143
Agency MBS at fair value	171,328	343,734
Paydowns receivable	41,187	29,486
	$6,337,791	$7,023,363
Non-Agency MBS at fair value (including $468,152 and $155,311 pledged to counterparties at June 30, 2015 and December 31, 2014, respectively)	569,072	199,710
Residential mortgage loans held-for-investment(1)	357,110	-
Residential real estate	14,416	12,871
Cash and cash equivalents	12,495	14,989
Interest and dividends receivable	20,568	19,115
Derivative instruments at fair value	5,743	9,792
Prepaid expenses and other	27,852	18,495
Total Assets:	$7,345,047	$7,298,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$18,400	$17,606
Repurchase agreements	6,135,978	6,370,740
Asset-backed securities issued by securitization trusts(1)	331,799	-
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	50,924	45,259
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	197	-
Dividends payable on common stock	15,449	15,396
Accrued expenses and other	2,327	29,084
Total Liabilities:	$6,593,883	$6,516,894
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($10,520 and $0, respectively); 421 and 0 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9,722	-
Common Stock: par value $0.01 per share; authorized 200,000 shares, 102,994 shares issued and 102,944 shares outstanding at June 30, 2015 and 109,972 shares issued and 109,234 shares outstanding at December 31, 2014, respectively	1,030	1,100
Additional paid-in capital	1,000,534	1,033,015
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	8,443	(14,981)
Accumulated deficit	(339,026)	(308,154)
Total Stockholders' Equity:	$727,240	$757,517
Total Liabilities and Stockholders' Equity:	$7,345,047	$7,298,335

(1)

The consolidated balance sheets include assets of a consolidated variable interest entity (“VIE”) that can only be used to settle obligations and liabilities of the VIE for which creditors do not have recourse to the Company. At June 30, 2015 and December 31, 2014, total assets of the consolidated VIE were (in thousands) $358,165 and $0, respectively, and total liabilities were (in thousands) $332,854 and $0, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest and other income:
Interest-Agency MBS	$27,464	$41,399	$58,052	$85,794
Interest-Non-Agency MBS	6,385	1	10,032	2
Interest-residential mortgage loans	1,188	-	1,188	-
Income-rental properties	409	6	779	6
Other interest income	10	10	20	21
	35,456	41,416	70,071	85,823
Interest Expense:
Interest expense on repurchase agreements	7,400	25,807	14,089	53,213
Interest expense on asset-backed securities	1,075	-	1,075	-
Interest expense on junior subordinated notes	319	315	634	629
	8,794	26,122	15,798	53,842
Net operating income	26,662	15,294	54,273	31,981
Provision for loan losses	70	-	70	-
Net operating income after provision for loan losses	26,592	15,294	54,203	31,981
Operating Expenses:
Management fee to related party	(2,181)	(2,724)	(4,517)	(5,640)
General and administrative expenses	(1,234)	(3,722)	(2,513)	(4,786)
Total operating expenses	(3,415)	(6,446)	(7,030)	(10,426)
Other Income:
Gain on sales of Agency MBS	-	1,594	-	1,594
(Loss) on sales of Non-Agency MBS	(73)	-	(76)	-
Gain (loss) on interest rate swaps, net	5,075	(2,006)	(41,413)	(1,378)
(Loss) gain on derivatives-TBA Agency MBS, net	(6,573)	1,578	1,952	1,578
(Loss) on derivatives-Eurodollar Futures Contracts	(1,732)	-	(4,070)	-
Recovery on Non-Agency MBS	4	33	5	70
Total other (loss) income	(3,299)	1,199	(43,602)	1,864
Net income	$19,878	$10,047	$3,571	$23,419
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(2,070)	(2,070)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(788)	(788)
Dividend on Series C Cumulative Redeemable Preferred Stock	(200)	-	(311)	-
Net income to common stockholders	$18,249	$8,618	$402	$20,561
Basic earnings per common share	$0.18	$0.07	$-	$0.16
Diluted earnings per common share	$0.17	$0.07	$-	$0.16
Basic weighted average number of shares outstanding	104,225	126,787	105,719	131,790
Diluted weighted average number of shares outstanding	108,530	130,867	109,993	135,843

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Month Ended June 30,		Six Month Ended June 30,
	2015	2014	2015	2014

Net income	$19,878	$10,047	$3,571	$23,419
Available-for-sale Agency MBS, fair value adjustment	(17,779)	46,027	6,024	75,786
Reclassification adjustment for gain on sales of Agency MBS included in net income	-	(1,594)	-	(1,594)
Available-for-sale Non-Agency MBS, fair value adjustment	2,724	(21)	4,881	(58)
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income	73	-	76	-
Unrealized gains (losses) on derivatives	5,281	(45,291)	11,389	(74,946)
Reclassification adjustment for interest expense on swap agreements included in net income	530	19,535	1,054	39,990
Other comprehensive (loss) income	(9,171)	18,656	23,424	39,178
Comprehensive income	$10,707	$28,703	$26,995	$62,597

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2014	1,919	-	109,234	$46,537	$-	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock		353			8,085							8,085
Issuance of common stock			83			1	424					425
Redemption of common stock			(3,798)			(46)	(19,609)					(19,655)
Other comprehensive income, fair value adjustments and reclassifications								23,803	2,160	6,632		32,595
Net loss											(16,307)	(16,307)
Shares repurchased pending retirement			(362)				(1,900)					(1,900)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.338889 per Series C preferred share											(111)	(111)
Dividend declared - $0.15 per common share											(15,828)	(15,828)
Balance, March 31, 2015	1,919	353	105,157	$46,537	$8,085	$1,055	$1,011,954	$55,399	2,165	$(39,950)	$(341,829)	$743,416
Issuance of Series C Preferred Stock		68		-	1,637							1,637
Issuance of common stock			50			1	225					226
Redemption of common stock			(2,213)			(26)	(11,420)					(11,446)
Other comprehensive income (loss), fair value adjustments and reclassifications								(17,779)	2,797	5,811		(9,171)
Net income											19,878	19,878
Shares repurchased pending retirement			(50)				(249)					(249)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(197)	(197)
Dividend declared - $0.15 per common share											(15,449)	(15,449)
Balance, June 30, 2015	1,919	421	102,944	$46,537	$9,722	$1,030	$1,000,534	$37,620	4,962	$(34,139)	$(339,026)	$727,240

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Activities:
Net income	$19,878	$10,047	$3,571	$23,419
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	12,336	11,791	24,120	21,678
Accretion of purchase discounts (Non-Agency MBS)	(46)	-	(1,067)	-
Accretion of discount (residential mortgage loans)	(21)	-	(21)	-
Provision for loan losses	70	-	70	-
Depreciation on rental properties	108	-	220	-
(Gain) on sales of Agency MBS	-	(1,594)	-	(1,594)
Loss on sales of Non-Agency MBS	73	-	76	-
Amortization of restricted stock	24	24	48	48
Recovery on Non-Agency MBS	(4)	(33)	(5)	(70)
Periodic net settlements on interest rate swaps, net of amortization	(10,049)	(756)	(20,448)	(1,001)
(Gain) loss on interest rate swaps, net	(5,075)	2,006	41,413	1,378
Loss (gain) on derivatives, net of derivative income - TBA Agency MBS	6,573	(1,578)	(1,952)	(1,578)
Loss on derivatives - Eurodollar Futures Contracts	1,732	-	4,070	-
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,585)	1,345	(1,454)	1,568
(Increase) in prepaid expenses and other	(1,002)	(4,459)	(13,426)	(9,612)
Increase (decrease) in accrued interest payable	7,128	2,423	794	(1,926)
(Decrease) increase in accrued expenses	(82)	552	515	1,955
Net cash provided by operating activities	$30,058	$19,768	$36,524	$34,265
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	-	197,703	-	197,703
Purchases	-	(99,228)	-	(337,976)
Principal payments	376,734	351,078	667,475	681,538
Available-for-sale Non-Agency MBS:
Proceeds from sales	11,613	-	15,734	-
Purchases	(214,231)	-	(418,236)	-
Principal payments	10,257	-	14,471	-
Residential mortgage loans held for investment:
Purchases	(25,364)	-	(25,364)	-
Principal payments	4	-	4	-
Residential properties purchases	(246)	(9,792)	(1,765)	(10,485)
Net cash provided by investing activities	$158,767	$439,761	$252,319	$530,780
Financing Activities:
Borrowings from repurchase agreements	$8,032,726	$8,976,965	$15,423,332	$17,710,065
Repayments on repurchase agreements	(8,180,785)	(9,368,465)	(15,658,094)	(18,171,565)
Proceeds from asset-backed securities issued by securitization trusts	6,109	-	6,109	-
Principal payments of asset-backed securities issued by securitization trusts	(6,109)	-	(6,109)	-
Net settlements on TBS Agency MBS commitments	(4,751)	704	496	704
Common stock repurchased net of proceeds from common stock issued	(11,470)	(49,705)	(32,600)	(77,770)
Proceeds on Series C Preferred Stock issued	1,636	-	9,722	-
Series A Preferred stock dividends paid	(1,035)	(1,035)	(2,070)	(2,070)
Series B Preferred stock dividends paid	(394)	(394)	(788)	(788)
Series C Preferred stock dividends paid	(111)	-	(111)	-
Common stock dividends paid	(15,828)	(18,689)	(31,224)	(29,805)
Net cash (used in) financing activities	$(180,012)	$(460,619)	$(291,337)	$(571,229)
Net increase (decrease) in cash and cash equivalents	$8,813	$(1,090)	$(2,494)	$(6,184)
Cash and cash equivalents at beginning of period	3,682	2,274	14,989	7,368
Cash and cash equivalents at end of period	$12,495	$1,184	$12,495	$1,184
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$11,695	$24,455	$35,432	$56,799
Common stock repurchased	$11,695	$50,094	$36,329	$78,417
Change in payable for MBS purchased	$(2,445)	$(100,064)	$(24,624)	$-

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and we commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments.

•

Agency mortgage-backed securities, or Agency MBS, which include residential mortgage pass-through certificates and collateralized mortgage obligations, or CMOs, which are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our income to our stockholders, and we routinely distribute to our stockholders substantially all of the income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock. We believe that we have met all of these requirements and that we will continue to qualify as a REIT.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections and credit performance for Non-Agency MBS and residential mortgage loans held-for-investment, amortization of security premiums, accretion of security discounts and accounting for derivative activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our consolidated financial statements also include the consolidation of a certain securitization trust that meets the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trust. This securitization trust holds pools of residential mortgage loans and issues series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. This securitization is non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trust is sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trust as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company eliminates all intercompany balances and transactions between itself and the consolidated securitization trust. The Company records the initial underlying assets and liabilities of the consolidated securitization trust at its fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trust is a VIE because the securitization trust does not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810-10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it was the primary beneficiary of certain securitization trust because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trust and has the obligation to absorb losses and right to receive benefits from the securitization trust that could potentially be significant to the securitization trust.

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

The most significant source of our revenue is derived from our investments in MBS. Interest income on Agency MBS is accrued based on the actual coupon rate and the outstanding principal amount of the underlying mortgages. Premiums and discounts are amortized or accreted into interest income over the estimated lives of the securities using the effective interest yield method, adjusted for the effects of actual and estimated prepayments based on ASC 320-10. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate historical performance, street consensus prepayment speeds and current market conditions. If our estimate of prepayments is materially incorrect, as compared to the aforementioned references, we may be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income, which could be material and adverse.

A majority of our Non-Agency MBS are accounted for under ASC 310-30, “Loans and Debt Securities Acquired with Credit Deterioration.” A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment (accretable yield), which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be the non-accretable difference. We must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “Accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	86	$623,829	$(3,628)	353	$2,333,473	$(39,577)	439	$2,957,302	$(43,205)
Non-Agency MBS	17	$74,241	$(586)	-	$-	$-	17	$74,241	$(586)

December 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	91	$348,783	$(1,792)	361	$3,032,057	$(53,820)	452	$3,380,840	$(55,612)
Non-Agency MBS	7	$45,988	$(63)	0	0	0	7	$45,988	$(63)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. We currently do not have the intent to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we do not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2015.

Residential Mortgage Loans Held-for-Investment

Residential mortgage loans held-for-investment are residential mortgage loans held by consolidated securitization trusts. Residential mortgage loans held-for-investment are carried at unpaid principal balances net of any premiums or discounts and allowance for loan losses. We expect that we will be required to continue to consolidate the securitization trust that holds the residential mortgage loans.

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

We recognize interest income from residential mortgage loans on an accrual basis. Any related premium or discount is amortized into interest income using the effective interest method over the weighted average life of these loans. Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that is advanced from servicers after a loan becomes greater than 90 days past due is recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, non-accrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

Residential Properties

Residential properties are stated at cost and consist of land, buildings and improvements, including other costs incurred during their acquisition, possession and renovation. Residential properties purchased that are not subject to an existing lease are treated as asset acquisitions and, as such, are recorded at their purchase price, including acquisition and renovation costs, all of which are allocated to land and building based upon their relative fair values at the date of acquisition. Residential properties acquired either subject to an existing lease or as part of a portfolio level transaction are treated as a business combination under ASC 805, Business Combinations, and, as such, are recorded at fair value, allocated to land, building and the existing lease, if applicable, based upon their relative fair values at the date of acquisition, with acquisition fees and other costs expensed as incurred.

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

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by the securitization trust are recorded at principal balances net of unamortized premiums or discounts. This long-term debt is collateralized only by the assets held in the trust and is otherwise non-recourse to the Company.

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We continuously monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swaps and Eurodollar Futures Contracts. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps and the Eurodollar Futures Contracts for speculative purposes. See Note 14 for more information on the Eurodollar Futures Contracts.

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

Accounting for Derivatives and Hedging Activities

We account for derivative instruments in accordance with ASC 815, which requires recognition of all derivatives as either assets or liabilities and measurement of those instruments at fair value, which is typically based on values obtained from large financial institutions who are market makers for these types of instruments. The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as hedges in accordance with ASC 815. Changes in fair value related to derivatives not designated as hedges are recorded in our consolidated statements of operations as “Gain (loss) on derivatives” and specifically identified as either relating to interest rate swaps, Eurodollar Futures Contracts or TBA Agency MBS. For a derivative to qualify for hedge accounting, we must anticipate that the hedge will be highly “effective” as defined by ASC 815-10. A hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability is known as a ”cash flow” hedge. Changes in the fair value of a derivative that is highly effective and that is designated as a cash flow hedge, to the extent the hedge is effective, are recorded in AOCI and reclassified to income when the forecasted transaction affects income (e.g. when periodic settlement interest payments are due on repurchase agreements).  Hedge ineffectiveness, if any, is recorded in current period income.

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

For more details on the amounts and other qualitative information on all our derivative transactions, see Note 14. For more information on the fair value of our derivative instruments, see Note 8.

Credit Risk

At June 30, 2015, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We also own residential mortgage loans held-for-investment. As the majority of these loans (the senior tranches of the securitization trust) are collateral for the asset-backed securities issued by the trust, our potential credit risk is on the subordinated tranches that we own, as these tranches would be the first ones to absorb any losses resulting from defaults by the borrowers on the underlying mortgage loans.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2015 relative to any tax positions taken prior to January 1, 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2015. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2010 and 2009, respectively.

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

The computation of EPS for the three and six months ended June 30, 2015 and 2014 is as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2015
Basic EPS	$18,249	104,225	$0.18
Effect of dilutive securities	394	4,305	(0.01)
Diluted EPS	$18,643	108,530	$0.17
For the three months ended June 30, 2014
Basic EPS	$8,618	126,787	$0.07
Effect of dilutive securities	394	4,080	-
Diluted EPS	$9,012	130,867	$0.07

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2015
Basic EPS	$402	105,719	$-
Effect of dilutive securities	788	4,274	-
Diluted EPS	$1,190	109,993	$-
For the six months ended June 30, 2014
Basic EPS	$20,561	131,790	$0.16
Effect of dilutive securities	788	4,053	-
Diluted EPS	$21,349	135,843	$0.16

For the three and six months ended June 30, 2015 and 2014, options to purchase 5,000 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

On February 18, 2015, the FASB issued an ASU regarding guidance on consolidations, ASU No. 2015-02, “Consolidation (Topic 810): Amendment to the Consolidation Analysis.” This new standard changes consolidation analysis by placing more emphasis on risk of loss when determining a controlling financial interest and outlining the conditions under which a decision maker or service provider may have to consolidate the entity for which it provides the service. As such, we believe that entities for which decision making rights are conveyed through contractual arrangement are less likely to be consolidated. This ASU will become effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU will have a material effect on our financial statements.

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

NOTE 2. REVERSE REPURCHASE AGREEMENTS

At June 30, 2015, we did not have any reverse repurchase agreements outstanding. During the three months ended June 30, 2015, the maximum amount of the reverse repurchase agreements outstanding was $30 million and the average amount outstanding was approximately $330 thousand. These investments are used as a means of investing excess cash. The collateral for these loans would be U.S. Treasury securities or Agency MBS with an aggregate fair value equal to the amount of the loans. At December 31, 2014, there were no reverse repurchase agreements outstanding.

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2015 and December 31, 2014, which are carried at their fair value (amounts in thousands):

June 30, 2015

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$10,963	$2,596,991	$3,651,030	$6,258,984	$564,109	$6,823,093
Paydowns receivable(1)	-	41,187	-	41,187	-	41,187
Unrealized gains	8	18,221	62,596	80,825	5,549	86,374
Unrealized losses	(153)	(23,820)	(19,232)	(43,205)	(586)	(43,791)
Fair value	$10,818	$2,632,579	$3,694,394	$6,337,791	$569,072	$6,906,863

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,048,800	$3,045,508	$966,708	$197,968	$6,258,984	$564,109	$6,823,093
Paydowns receivable(1)	8,291	32,896	-	-	41,187	-	41,187
Unrealized gains	57,138	12,192	3,235	8,260	80,825	5,549	86,374
Unrealized losses	(5,024)	(29,370)	(8,651)	(160)	(43,205)	(586)	(43,791)
Fair value	$2,109,205	$3,061,226	$961,292	$206,068	$6,337,791	$569,072	$6,906,863

(1)

Paydowns receivable are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

During the three months ended June 30, 2015, we sold approximately $11.7 million in Non-Agency MBS and realized a loss on the sale of approximately $73 thousand.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$504,654	$148,197
Contractual principal not expected to be collected (non-accretable yield)	(136,034)	(18,123)
Expected cash flows to be collected	368,620	130,074
Market yield adjustment	30,565	(17,160)
Unrealized gain, net	4,068	5
Fair value	403,253	112,919
Fair value of other Non-Agency MBS (no credit deterioration)	165,819	86,791
Total fair value of Non-Agency MBS	$569,072	$199,710

The following table presents the change for the three and six months ended June 30, 2015 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	For the Three Months Ended June 30, 2015		For the Six Months Ended June 30, 2015
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable

Balance, beginning of period	$11,653	$(74,958)	$(18,528)	$(18,123)
Accretion of discount	165	-	1,186	-
Purchases	17,084	(61,076)	46,059	(117,911)
Sales	1,663	-	1,848	-
Reclass adjustments for other-than-temporary impairments	-	-	-	-
Transfer from (to)	-	-	-	-
Balance, end of period	$30,565	$(136,034)	$30,565	$(136,034)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. During the three months ended June 30, 2015, we invested in and consolidated our first securitization trust. The following table presents a summary of the assets and liabilities of our consolidated securitization trust as of June 30, 2015. Intercompany balances have been eliminated for purposes of this presentation.

June 30, 2015
(in thousands)
Residential mortgage loans held-for-investment	$357,110
Accrued interest receivable	1,055
Total assets	$358,165
Accrued interest payable	$1,055
Asset-backed securities issued by securitization trust	331,799
Total liabilities	$332,854

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We  own all of the subordinate classes of the trust (Class B-1 through B-5). The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. We are not contractually required and have not provided any additional financial support to the securitization trust for the period ended June 30, 2015.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties.

The following table details the carrying value for residential mortgage loans held-for-investment at June 30, 2015:

June 30, 2015
(in thousands)
Principal balance	$349,818
Paydowns receivable	37
Unamortized premium net of discount	7,325
Allowance for loan losses	(70)
Carrying value	$357,110
The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at June 30, 2015:

June 30, 2015
Portfolio Characteristics:	(dollar amounts in thousands)
Number of loans	498
Current principal balance	$349,818
Average loan balance	$702
Net weighted average coupon rate	3.94%
Weighted average maturity (years)	29.6
Weighted average FICO score	761
Current Performance:
Current	$347,289
30 days delinquent	2,529
60 days delinquent	0
90+ days delinquent	0
Bankruptcy/foreclosure	0
Total	$349,818

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at June 30, 2015 based on principal balance outstanding:

State	Percent
California	49.4%
Florida	5.9
Illinois	5.8
Other states (none greater than 5%)	38.9
Total	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended June 30, 2015:

June 30, 2015
(in thousands)
Balance at beginning of period	$-
Additions	(70)
Charge-offs, net	-
Reduction in (provision) for loan losses	-
Balance at end of period	$(70)

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $331.8 million at June 30, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At June 30, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 properties at a net cost of approximately $12.9  million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At June 30, 2015 and December 31, 2014, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

June 30, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	3,165,000	0.37	365,978	1.80	3,530,978	0.52
30 days to 90 days	2,605,000	0.37	-	-	2,605,000	0.37
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$5,770,000	0.37%	$365,978	1.80%	$6,135,978	0.46%
Weighted average maturity	30 days		17 days		29 days
Weighted average interest rate after adjusting for interest rate swaps					1.15%
Weighted average maturity after adjusting for interest rate swaps					691 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,125,276		$468,152		$6,593,428

December 31, 2014

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,395,000	0.32	115,740	1.82	2,510,740	0.39
30 days to 90 days	3,860,000	0.35	-	-	3,860,000	0.35
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$6,255,000	0.34%	$115,740	1.82%	$6,370,740	0.37%
Weighted average maturity	38 days		13 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.06%
Weighted average maturity after adjusting for interest rate swaps					767 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,650,143		$155,311		$6,805,454

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 8 and 14 for more information on the Company’s interest rate swaps (both items that were hedges and also for de-designated swaps) and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
June 30, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$5,743	$-	$5,743	$(5,743)	$-	$-
Total	$5,743	$-	$5,743	$(5,743)	$-	$-
Repurchase Agreements(3)	$6,135,978	$-	$6,135,978	$(6,135,978)	$-	$-
Derivative liabilities at fair value(2)	50,924	-	50,924	(50,924)	-	-
Total	$6,186,902	$-	$6,186,902	$(6,186,902)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$9,792	$-	$9,792	$(9,792)	$-	$-
Total	$9,792	$-	$9,792	$(9,792)	$-	$-
Repurchase Agreements(3)	$6,370,740	$-	$6,370,740	$(6,370,740)	$-	$-
Derivative liabilities at fair value(2)	45,259	-	45,259	(45,259)	-	-
Total	$6,415,999	$-	$6,415,999	$(6,415,999)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At June 30, 2015, we had pledged approximately $55.3 million in Agency MBS as collateral and paid another approximately $18.5 million on swap margin calls on our swap derivatives, which were approximately $3.2 million in derivative assets and approximately $46.6 million in derivative liabilities at June 30, 2015. At December 31, 2014, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $13 million on swap margin calls on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $43.6 million in derivative liabilities at December 31, 2014.

(3)

At June 30, 2015, we had pledged approximately $6.13 billion in Agency MBS and approximately $468 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2014, we had pledged $6.65 billion in Agency MBS and approximately $155 million in Non-Agency MBS as collateral on our repurchase agreements.

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

NOTE 8. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

At June 30, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$6,337,791	$-	$6,337,791
Non-Agency MBS(1)	$-	$569,072	$-	$569,072
Derivative instruments(2)	$-	$5,743	$-	$5,743
Liabilities:
Derivative instruments(2)	$-	$50,924	$-	$50,924

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$7,023,363	$-	$7,023,363
Non-Agency MBS(1)	$-	$199,710	$-	$199,710
Derivative instruments(2)	$-	$9,792	$-	$9,792
Liabilities:
Derivative instruments(2)	$-	$45,259	$-	$45,259

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At June 30, 2015 and December 31, 2014, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2015 and December 31, 2014, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$357,110	$352,317	$-	$-
Financial Liabilities:
Asset-backed securities issued by securitization trust	$331,799	$327,388	$-	$-

The residential mortgage loans held-for-investment are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. Asset-backed securities issued by securitization trusts are carried at principal balances net of unamortized premiums or discounts. For both of these items, fair values are obtained by an independent broker and are considered Level 2 in the fair value hierarchy.

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

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and our 7.625% Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2015, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through June 30, 2015, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2015, our authorized capital included 200,000,000 shares of common stock, of which 102,994,282 shares were issued and 102,944,035 shares were outstanding.

At June 30, 2015, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our board of directors. At June 30, 2015, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding and 420,814 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended June 30, 2015, we issued an aggregate of 67,695 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of $1.64 million, net of sales commissions. MLV received aggregate commissions of approximately $17 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At June 30, 2015, there was approximately $197 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; and 10,000,000 shares on October 17, 2014. During the three months ended June 30, 2015, we repurchased an aggregate of 2,263,404 shares of common stock at a weighted average price of $5.16 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the three months ended June 30, 2015, we issued an aggregate of 50,822 shares of our common stock at a weighted average price of $5.17 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $263 thousand.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At June 30, 2015, approximately $534.7 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. As of June 30, 2015, we had not issued any equity awards under the 2014 Equity Plan.

NOTE 12. TRANSACTIONS WITH AFFILIATES

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $61.67 per square foot. The base monthly rental for us is $37,518.40, which will be increased by 3% per annum on July 1, 2015. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2015, we expensed $125 thousand and $252 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations. During the three and six months ended June 30, 2014, we expensed $127 thousand and $251 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2015, the future minimum lease commitment is as follows (in whole dollars):

Year	2015	2016	2017	2018	2019	Thereafter	Total Commitment
Commitment	$231,877	$470,720	$484,852	$499,398	$514,374	$1,352,380	$3,553,601

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.25 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2015, we paid fees of $41 thousand and $82 thousand, respectively, to PIA in connection with this agreement. During the three and six months ended June 30, 2014, we paid fees of $51 thousand and $103 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Plan. The 2014 Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Plan to 2,000,000 shares of our registered common stock available under the 2014 Plan. The 2014 Plan authorizes our board of directors, or a committee of our board of directors, to grant Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended June 30, 2015, we did not issue any equity-based awards under the 2014 Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2015, we expensed approximately $24 thousand and $48 thousand, respectively, related to these restricted stock grants. During the three and six months ended June 30, 2014, we expensed approximately $24 thousand and $48 thousand, respectively, related to these restricted stock grants.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six ended months June 30, 2015, we paid or accrued $86 thousand and $171 thousand, respectively, related to DERs granted. During the three and six ended months June 30, 2014, we paid or accrued $81 thousand and $163 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2015 and December 31, 2014:

Derivative Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$3,232	$8,738
TBA Agency MBS	Derivative Assets	2,511	1,054
		$5,743	$9,792
De-designated interest rate swaps	Derivative Liabilities	$46,582	$43,565
Eurodollar Futures Contracts	Derivative Liabilities	4,342	1,694
		$50,924	$45,259

Interest Rate Swap Agreements

At June 30, 2015, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.346 billion and a weighted average maturity of approximately 3.5 years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.578% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

At June 30, 2015, the amount in AOCI relating to interest rate swaps was approximately $34.1 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $14.8 million.

At June 30, 2015 and December 31, 2014, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	June 30, 2015			December 31, 2014
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$100,000	0.58%	10	$-	-%	-
1 year to 2 years	875,000	0.93	19	550,000	0.80	20
2 years to 3 years	840,000	1.05	31	795,000	1.03	31
3 years to 5 years	701,000	1.77	47	1,080,000	1.48	46
5 years to 7 years	480,000	2.48	67	555,000	2.35	72
7 years to 10 years	350,000	2.93	94	350,000	2.93	100
	$3,346,000	1.56%	42	$3,330,000	1.56%	48

Swap Agreements by Counterparty

	June 30, 2015	December 31, 2014
	(in thousands)
Chicago Mercantile Exchange(1)	$796,000	$780,000
Deutsche Bank Securities	665,000	665,000
ING Financial Markets LLC	650,000	650,000
JPMorgan Securities	625,000	625,000
RBS Greenwich Capital	215,000	215,000
Nomura Securities International	200,000	200,000
Bank of New York	120,000	120,000
Credit Suisse	75,000	75,000
	$3,346,000	$3,330,000

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

At June 30, 2015, we had 5,350 Eurodollar Futures Contracts representing $5.35 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $6.3 million, which is included in “other assets,” and there was a derivative liability of approximately $4.3 million. For the three months ended June 30, 2015, we had losses on Eurodollar Futures Contracts of approximately $1.7 million. For the six months ended June 30, 2015, we had losses on Eurodollar Futures Contracts of approximately $4.1 million.

At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was $2.96 million, which is included in “other assets,” and there was a derivative liability of approximately $1.7 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended June 30, 2015, we recognized a loss on derivatives-TBA Agency MBS, net of derivative income, of approximately $6.6 million. During the six months ended June 30, 2015, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $2.0 million. During the three and six months ended June 30, 2014, we recognized a gain of approximately $1.6 million in TBA Agency MBS. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At June 30, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

For more information on our accounting policies, the objectives and risk exposures relating to derivatives and hedging agreements, see the section on “Derivative Financial Instruments” in Note 1. For more information on the fair value of our swap agreements, see Note 8.

NOTE 15. COMMITMENTS AND CONTINGENCIES

Lease Commitment and Administrative Services Commitment — We sublease office space and use administrative services from PIA as more fully described in Note 12.

NOTE 16. OTHER EXPENSES

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Legal and professional fees	$194	$2,392	$330	$2,640
Printing and stockholder communications	115	537	148	569
Directors and Officers insurance	124	129	251	245
DERs expense	86	81	171	163
Amortization of restricted stock	24	24	48	48
Software implementation and maintenance	81	77	163	154
Administrative service fees	41	51	82	103
Rent	125	127	252	251
Stock exchange and filing fees	46	44	82	90
Custodian and clearing fees	65	70	130	145
Sarbanes-Oxley consulting fees	30	5	55	51
Board of directors fees and expenses	78	89	157	160
Securities data services	71	33	159	66
Leasing commissions on rental properties	11	-	28	-
Other expenses on rental properties	130	-	219	-
Depreciation expense on residential properties	108	-	219	-
Property taxes on residential properties	51	-	112	-
Recovery on Lehman receivable	(192)	-	(192)	-
Other	46	63	99	101
Total of other expenses:	$1,234	$3,722	$2,513	$4,786

NOTE 17. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate of our Series B Preferred Stock increased effective July 1, 2015 from 4.2640 shares of our common stock to 4.3274 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.21 and (2) the annualized common stock dividend yield was 11.5274%.

From July 1, 2015 through August 4, 2015, we issued an aggregate of 29,751 shares of common stock at a weighted average price of $4.99 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $149 thousand.

From July 1, 2015 through August 4, 2015, we had repurchased an aggregate of 286,232 shares of our common stock at a weighted average price of $5.07 per share under our share repurchase program.

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

Our objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term, primarily through dividends and secondarily through capital appreciation. We selectively acquire and manage an investment portfolio of our target investments. We focus on asset selection and implement a relative value investment approach across various sectors within the residential mortgage market. Our target investments include the following:

•	Agency MBS (meaning MBS whose principal and interest payments are guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac);
•	Non-Agency MBS (meaning MBS that are not issued or guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac);
•	Residential mortgage loans held-for-investment; and
•	Residential real estate and other financial assets comprising up to 10% of our total portfolio.

We generally view our target investments as being influenced primarily by either interest rate risks or credit risks. Our Agency MBS are sensitive to changes in interest rates and prepayment speeds. Our Non-Agency MBS and residential mortgage loans held-for-investment are sensitive to changes in credit risk.

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

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	June 30, 2015		December 31, 2014
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$6,337,791	87.25%	$7,023,363	97.24%
Non-Agency MBS	569,072	7.83	199,710	2.76
Residential mortgage loans held-for-investment	357,110	4.92	-	-
Total MBS:	$7,263,973	100.00%	$7,223,073	100.00%

As we develop more of our hybrid investment model, these percentages may change. As our investment portfolio allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our Portfolio

At June 30, 2015 and December 31, 2014, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	June 30, 2015	December 31, 2014
	(dollar amounts in thousands)

Total assets	$7,345,047	$7,298,335
Fair value of MBS	$6,906,863	$7,223,073
Adjustable-rate Agency MBS (less than 1 year reset)	30%	25%
Adjustable-rate Agency MBS (1-2 year reset)	14	13
Adjustable-rate Agency MBS (2-3 year reset)	3	11
Adjustable-rate Agency MBS (3-4 year reset)	4	4
Adjustable-rate Agency MBS (4-5 year reset)	10	7
Adjustable-rate Agency MBS (5-7 year reset)	6	11
Adjustable-rate Agency MBS (>7 year reset)	8	9
15-year fixed-rate Agency MBS	14	14
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	8	3
Total MBS:	100%	100%

Stockholders’ equity available to common stockholders at June 30, 2015 was approximately $667.4 million, or $6.48 per share. The $667.4 million equals total stockholders’ equity of $727.2 million less (i) the Series A Preferred Stock liquidating value of approximately $48 million; (ii) the Series C Preferred Stock liquidating value of approximately $10.5 million; and (iii) the difference between the Series B Preferred Stock liquidating value of $25.2 million and the proceeds from its sale of $23.9 million.

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Over the past few years, separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. None of these bills have garnered enough support for a vote. It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its June 2015 meeting, the FOMC maintained the Fed Funds rate at its current level and stated that, as long as the inflation rate was under 2%, it would continue to review the appropriate target rate based on the goals of maximizing employment. The FOMC further stated that, even after employment and inflation are near mandate-consistent levels, economic conditions may, for some time, warrant keeping the target federal funds rate below levels the Committee views as normal in the longer run.

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

Over the past few years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the IBA following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Results of Operations

Three Months Ended June 30, 2015 as Compared to June 30, 2014

For the three months ended June 30, 2015, our net income to common stockholders was $18.2 million, or $0.17 per diluted share, based on a weighted average of 108.5 million fully diluted shares outstanding. This includes net income of $19.9 million minus the payment of preferred dividends of $1.7 million. For the three months ended June 30, 2014, our net income available to common stockholders was $8.6 million, or $0.07 per diluted share, based on a weighted average of 130.9 million fully diluted shares outstanding. This included net income of $10 million minus the payment of preferred dividends of $1.4 million.

Net operating income for the three months ended June 30, 2015 totaled $26.7 million, or 55.8% of gross income, as compared to $15.3 million, or 28.7% of gross income, for the three months ended June 30, 2014. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended June 30, 2015 was $35.5 million, as compared to $41.4 million for the three months ended June 30, 2014, a decrease of 14.4%, due primarily to a decrease in the weighted average MBS outstanding, from $8.46 billion during the three months ended June 30, 2014 to approximately $6.86 billion during the three months ended June 30, 2015, and an increase in premium amortization expense of $0.5 million, partially offset by an increase in the weighted average coupons on MBS, from 2.51% during the three months ended June 30, 2014 to 2.70% for the three months ended June 30, 2015, income on residential mortgage loans of approximately $1.2 million and income on residential properties of $409 thousand. Interest expense for the three months ended June 30, 2015 was approximately $8.8 million, as compared to approximately $26.1 million for the three months ended June 30, 2014, a decrease of approximately 66.3%, which resulted primarily from approximately $10.6 million in net payments on interest rate swaps being included in gain on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.39% at June 30, 2014 to 1.12% at June 30, 2015, and a decrease in the average borrowings outstanding, from $7.43 billion at June 30, 2014 to $6.23 billion at June 30, 2015, partially offset by interest expense on asset-backed securities issued by securitization trusts of approximately $1.1 million. We did not have any asset-backed securities issued by securitization trusts for the three months ended June 30, 2014.

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

During the three months ended June 30, 2015, premium amortization expense increased $0.5 million, or 4.6%, to $12.3 million from $11.8 million during the three months ended June 30, 2014 due primarily to an increase in both actual prepayments and future prepayment assumptions, on average, for the period. Realized prepayments increased from the second quarter of 2014 to the second quarter of 2015. The primary driver of realized prepayments is the relative difference between the new mortgage rate and borrowers’ current mortgage rates or expected future mortgage rates, as is the case with adjustable-rate mortgages. The increase in realized prepayments during 2015 was due primarily to mortgage rates being lower, on average, during the second quarter of 2015 as compared to the second quarter of 2014. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Based upon current actual prepayments and expected future mortgage rates and their impact on future prepayments, we do not expect the trend of increasing actual prepayments seen from 2014 to 2015 to continue significantly.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2015		2014
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	14%	19%	12%	14%

During the three months ended June 30, 2015, we also had a gain on interest rate swaps recognized in our consolidated statements of operations of approximately $5.1 million, consisting primarily of $10.6 million in net cash settlements, approximately $5.3 million in AOCI amortization and the difference of a $21 million gain in the change in fair value (see the section entitled “Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the three months ended June 30, 2014, we had a loss on interest rate swaps of approximately $25.8 million due primarily to the change in fair value of the swaps, which was recognized not through earnings but in AOCI. During the three months ended June 30, 2015, we recognized a loss of approximately $6.6 million on the TBA Agency MBS as compared to a gain of approximately $1.6 million during the three months ended June 30, 2014. Also during the three months ended June 30, 2015, we had a loss of approximately $1.7 million on our Eurodollar Futures Contracts. During the three months ended June 30, 2014, we did not have any gains or loss on our Eurodollar Futures Contracts.

Total expenses were approximately $3.4 million for the three months ended June 30, 2015, as compared to approximately $6.4 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, we incurred management fees of approximately $2.2 million, as compared to management fees of approximately $2.7 million for the three months ended June 30, 2014, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the three months ended June 30, 2014. “Other expenses” decreased $2.5 million due primarily to expenses incurred in legal and printing costs in 2014 for the proxy solicitation contest, partially offset by an increase in expenses related to the Company’s residential properties, which did not commence operations until April 2014.

Six Months Ended June 30, 2015 as Compared to June 30, 2014

For the six months ended June 30, 2015, our net income to common stockholders was $0.4 million, or $0.00 per diluted share, based on a weighted average of 109.9 million fully diluted shares outstanding. This includes net income of $3.6 million minus the payment of preferred dividends of $3.2 million. For the six months ended June 30, 2014, our net income available to common stockholders was $20.6 million, or $0.16 per diluted share, based on a weighted average of 135.8 million fully diluted shares outstanding. This included net income of $23.4 million minus the payment of preferred dividends of $2.8 million.

Net operating income for the six months ended June 30, 2015 totaled $54.3 million, or 70.1% of gross income, as compared to approximately $32 million, or 29.7% of gross income, for the six months ended June 30, 2014. Interest and other income, net of premium amortization expense, for the six months ended June 30, 2015 was $70.1 million, as compared to $85.8 million for the six months ended June 30, 2014, a decrease of 18.4%, due primarily to a decrease in the weighted average MBS outstanding, from $8.47 billion during the six months ended June 30, 2014 to approximately $6.93 billion during the six months ended June 30, 2015, and an increase in premium amortization expense of $2.4 million, partially offset by an increase in the weighted average coupons on MBS, from 2.54% during the six months ended June 30, 2014 to 2.67% for the six months ended June 30, 2015, income on residential properties of $779 thousand and interest on residential mortgage loans of approximately $1.2 million. Interest expense for the six months ended June 30, 2015 was approximately $15.8 million, as compared to approximately $53.8 million for the six months ended June 30, 2014, a decrease of approximately 70.7%, which resulted primarily from approximately $21.5 million in net payments on interest rate swaps being included in loss on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.43% at June 30, 2014 to 1.11% at June 30, 2015, and a decrease in the average borrowings outstanding, from $7.5 billion at June 30, 2014 to $6.28 billion at June 30, 2015, partially offset by interest on asset-backed securities issued by securitization trusts of approximately $1.1 million.

During the six months ended June 30, 2015, premium amortization expense increased $2.4 million, or 11.3%, to $24.1 million from $21.7 million during the six months ended June 30, 2014 due primarily to an increase in both actual prepayments and future prepayment assumptions, on average, for the period. The decrease in the balance of unamortized purchase premium was due primarily to a decrease in Agency MBS assets.

During the six months ended June 30, 2015, we also had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $41.4 million, consisting primarily of $21.5 million in net cash settlements, approximately $11.4 million in AOCI amortization and the difference of a $8.5 million loss in the change in fair value (see the section entitled “Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the six months ended June 30, 2014, we had a loss on interest rate swaps of approximately $35 million due primarily to the change in fair value of the swaps, which was recognized not through earnings but in AOCI. During the six months ended June 30, 2015, we had a gain on the sale of TBA Agency MBS of approximately $2.0 million as compared to a gain of approximately $1.6 million for the six months ended June 20, 2014. Also during the six months ended June 30, 2015, we had a loss of approximately $4.1 million on our Eurodollar Futures Contracts. During the six months ended June 30, 2014, we did not have any gain or loss on our Eurodollar Futures Contracts.

Total expenses were approximately $7 million for the six months ended June 30, 2015, as compared to $10.43 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, we incurred management fees of approximately $4.5 million, as compared to management fees of approximately $5.6 million for the six months ended June 30, 2014, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the six months ended June 30, 2014. “Other expenses” decreased $2.3 million due primarily to expenses incurred in legal and printing costs in 2014 for the proxy solicitation contest, partially offset by an increase in expenses related to the Company’s residential properties, which did not commence operations until April 2014.

Financial Condition

MBS Portfolio

At June 30, 2015, we held agency mortgage assets which had an amortized cost of approximately $6.26 billion, consisting primarily of $5.09 billion of adjustable-rate MBS and $1.17 billion of fixed-rate MBS. This amount represents an approximately 10.1% decrease from the $6.96 billion held at December 31, 2014. Of the adjustable-rate Agency MBS owned by us, approximately 40.2% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 59.8% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At June 30, 2015, the Non-Agency MBS had an amortized cost of approximately $564.1 million and a fair value of approximately $569.1 million. At December 31, 2014, the Non-Agency MBS had an amortized cost and a fair value of approximately $199.7 million.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2015 and December 31, 2014, classified by type of issuer (dollar amounts in thousands):

	June 30, 2015		December 31, 2014
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$3,694,394	53.5%	$4,103,073	56.8%
Freddie Mac (FHLMC)	2,632,579	38.1	2,908,590	40.3
Ginnie Mae (GNMA)	10,818	0.2	11,700	0.1
Non-Agency MBS	569,072	8.2	199,710	2.8
Total MBS:	$6,906,863	100.0%	$7,223,073	100.0%

The following table classifies the fair value of our MBS owned at June 30, 2015 and December 31, 2014 by type of interest rate index (dollar amounts in thousands):

	June 30, 2015		December 31, 2014
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

One-month LIBOR	$977	-%	$1,098	-%
Six-month LIBOR	40,646	0.6	42,994	0.6
One-year LIBOR	4,935,122	71.5	5,495,253	76.1
Six-month certificate of deposit	734	-	888	-
Six-month constant maturity treasury	141	-	170	-
One-year constant maturity treasury	181,121	2.6	196,752	2.7
Cost of Funds Index	11,690	0.2	13,251	0.2
15-year fixed-rate	961,292	13.9	1,042,820	14.4
20-year and 30-year fixed-rate	206,068	3.0	230,137	3.2
Total Agency MBS:	$6,337,791	91.8%	$7,023,363	97.2%
Non-Agency MBS	569,072	8.2	199,710	2.8
Total MBS:	$6,906,863	100.0%	$7,223,073	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014 were as follows:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
Agency MBS Portfolio
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.54%	2.54%	2.53%	2.58%
Hybrid adjustable-rate Agency MBS	2.45	2.48	2.53	2.55
15-year fixed-rate Agency MBS	2.64	2.64	2.65	2.69
20-year and 30-year fixed-rate Agency MBS	4.34	4.35	4.37	4.40
Total Agency MBS:	2.57%	2.58%	2.61%	2.64%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.07%	103.03%	102.88%	102.81%
Hybrid adjustable-rate Agency MBS	103.50	103.51	103.57	103.60
15-year fixed-rate Agency MBS	103.00	102.99	103.05	103.14
20-year and 30-year fixed-rate Agency MBS	103.14	103.11	103.13	103.17
Total Agency MBS:	103.27%	103.27%	103.30%	103.32%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.49%	2.50%	2.53%	2.56%

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at June 30, 2015 and December 31, 2014 (dollar amounts in thousands):

Non-Agency MBS Portfolio

June 30, 2015

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$40,707	$40,824	$49,487	82%	3.40%	5.88%
Alt-A	362,546	358,361	455,166	79%	5.07%	5.51%
Subprime	43,543	43,397	43,384	100%	5.34%	5.21%
Non-performing	122,276	121,527	123,709	98%	4.62%	5.45%
Total Non-Agency MBS:	$569,072	$564,109	$671,746	84%	4.88%	5.50%

December 31, 2014

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,798	$21,787	$28,371	77%	1.73%	6.39%
Alt-A	79,584	79,625	106,482	75%	2.00%	5.65%
Subprime	35,987	35,987	37,834	95%	3.40%	5.63%
Non-performing	62,341	62,306	63,674	98%	4.83%	5.72%
Total Non-Agency MBS:	$199,710	$199,705	$236,361	85%	2.95%	5.75%

The following information pertains to our repurchase agreement borrowings at June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$5,770,000	$6,048,000	$6,255,000	$6,550,000
Repurchase agreements for Non-Agency MBS	365,978	236,037	115,740	-
Total repurchase agreements outstanding	$6,135,978	$6,284,037	$6,370,740	$6,550,000
Average repurchase agreements outstanding	$6,232,184	$6,337,812	$6,469,942	$6,901,889
Maximum monthly amount during the quarter	$6,249,679	$6,310,761	$6,467,509	$7,041,000
Average interest rate on outstanding repurchase agreements	0.46%	0.41%	0.37%	0.32%
Average days to maturity	29 days	37 days	37 days	38 days
Average interest rate after adjusting for interest rate swaps	1.15%	1.10%	1.06%	1.08%
Weighted average maturity after adjusting for interest rate swaps	691 days	729 days	767 days	845 days

At June 30, 2015 and December 31, 2014, the unamortized net premium paid for our Agency MBS was approximately $198.3 million and $222.4 million, respectively.

At June 30, 2015 and December 31, 2014, the unamortized net discount on our Non-Agency MBS was approximately $107.6 million and $36.6 million, respectively.

At June 30, 2015, the current yield on our Agency MBS was 2.49%. At December 31, 2014, the current yield on our Agency MBS was 2.53%. This decline was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon on our Agency MBS had declined by an average of approximately 1 basis point per quarter. For the three months ended June 30, 2015, the weighted average coupon for our total Agency MBS declined by 1 basis point. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.06% at December 31, 2014 to 1.15% at June 30, 2015, due primarily to the increase in the average interest rate on repurchase agreements, from 0.37% at December 31, 2014 to 0.46% at June 30, 2015. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 767 days at December 31, 2014 to 691 days at June 30, 2015 due primarily to the decrease in average maturity of swap agreements as shown in the table on the following page.

At June 30, 2015, the balance of our Non-Agency MBS was $569.1 million. At December 31, 2014, the balance of our Non-Agency MBS was $199.7 million. The weighted average coupon on the Non-Agency MBS increased from 2.95% at December 31, 2014 to 4.88% at June 30, 2015, due primarily to the acquisition of more fixed-rate securities at higher coupons.

Residential Mortgage Loans Held-for-Investment

During the three months ended June 30, 2015, we purchased all of the subordinated pieces of a newly-formed securitization trust. The underlying mortgage loans held in the securitization trust (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trust) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trust.

Residential Properties Portfolio

At June 30, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $12.9 million.

Hedging Strategies

As we intend to hedge our exposure to rising rates on funds borrowed to finance our investments in securities, we periodically enter into derivative transactions (primarily in the form of interest rate swaps). We designate interest rate swaps as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

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

The following table pertains to all of our swaps at June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively:

	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014

Aggregate notional amount of swap agreements	$3.346 billion	$3.330 billion	$3.330 billion	$3.805 billion
Average maturity of swap agreements	3.5 years	3.75 years	4.0 years	4.0 years
Weighted average fixed rate paid on swap agreements	1.56%	1.56%	1.56%	1.54%
Aggregate notional amount of Eurodollars Futures Contracts	$5.35 billion	$5.30 billion	$5.50 billion	$5.50 billion

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

After August 22, 2014, none of our swaps were designated for hedge accounting. For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At June 30, 2015, the net unrealized loss in AOCI on the swaps was approximately $34 million as compared to an unrealized loss of approximately $47 million at December 31, 2014.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At June 30, 2015, we had 5,350 Eurodollar Futures Contacts representing $5.35 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contacts was approximately $6.3 million, which is included in “other assets,” and there was a derivative liability of approximately $4.3 million.

At December 31, 2014, we had 5,500 Eurodollar Futures Contacts representing $5.5 billion in notional amount. The effective term of these contracts was three months. The cash held by the broker on the Eurodollar Futures Contacts was $2.96 million, which was included in “other assets,” and there was a derivative liability of approximately $1.7 million

At June 30, 2015, we had approximately $690 million in notional amount of TBA Agency MBS. At December 31, 2014, we had approximately $690 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements which totaled $6.14 billion at June 30, 2015. As collateral for the repurchase agreements and swaps, we had pledged approximately $6.13 billion in Agency MBS and approximately $468.2 million in Non-Agency MBS. Our other significant source of funds for the three months ended June 30, 2015 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $376.7 million.

For the three months ended June 30, 2015, there was a net increase in cash and cash equivalents of approximately $8.8 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2015 was approximately $30.1 million. This is comprised primarily of net income of approximately $19.9 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $12.3 million; depreciation on rental properties of approximately $108 thousand; provision for loan losses of $70 thousand; loss on sales of Non-Agency MBS of approximately $73 thousand; loss on TBA Agency MBS net of derivative income of approximately $6.6 million; the amortization of restricted stock of $24 thousand; and loss on Eurodollar Futures Contracts of approximately $1.7 million, partially offset by periodic net settlements on swaps of approximately $10 million; accretion of discount on Non-Agency MBS of approximately $46 thousand; accretion of discount on residential mortgage loans of $21 thousand; gain on swaps of approximately $5.1 million; and recovery on Non-Agency MBS of approximately $4 thousand. Net cash provided by operating activities also included a decrease in accrued expenses of approximately $82 thousand; an increase in accrued interest payable of approximately $7.1 million; an increase in interest receivable of approximately $1.6 million; and an increase in prepaid expense of approximately $1 million;

•

Net cash provided by investing activities for the three months ended June 30, 2015 was approximately $158.8 million, which consisted of $376.7 million from principal payments on Agency MBS; proceeds from sales of Non-Agency MBS of approximately $11.6 million; and principal payments on Non-Agency MBS of approximately $10.3 million, partially offset by purchases of Non-Agency MBS of approximately $214.2 million; purchases of residential mortgage loans held-for-investment of approximately $25.4 million; and purchases of residential properties of approximately $246 thousand; and

•

Net cash used in financing activities for the three months ended June 30, 2015 was approximately $180 million. This consisted of borrowings on repurchase agreements of approximately $8.033 billion, offset by repayments on repurchase agreements of approximately $8.181 billion; borrowings for asset-backed securities issued by securitization trusts of approximately $6.1 million, offset by payments on asset-backed securities of approximately $6.1 million; common stock repurchased of approximately $11.5 million, net of proceeds from common stock issued; dividends paid of approximately $15.8 million on common stock; dividends paid of approximately $1.5 million on preferred stock, net settlements on TBA Agency MBS of approximately $4.8 million less proceeds on sales of shares of Series C Preferred Stock of $1.6 million.

Relative to our MBS portfolio at June 30, 2015, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 21 days to 104 days. At June 30, 2015, we had borrowed funds under repurchase agreements with 25 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2015, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At June 30, 2015, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) remained unchanged from 7.78x at December 31, 2014 to 7.78x at June 30, 2015.

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

During the three months ended June 30, 2015, we raised approximately $263 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

During the three months ended June 30, 2015, we issued an aggregate of 67,695 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of $1.64 million, net of sales commissions. The sales agent received aggregate commissions of approximately $17 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At June 30, 2015, there was approximately $197 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; and 10,000,000 shares on October 17, 2014. During the three months ended June 30, 2015, we repurchased an aggregate of 2,263,404 shares at a weighted average price of $5.16 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2015 was approximately $727.2 million. Common stockholders’ equity was approximately $667.4 million, or a book value of $6.48 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $37.6 million, or 0.6% of the amortized cost of our Agency MBS, at June 30, 2015. This, along with “accumulated other comprehensive loss, derivatives” of approximately $34.2 million and “accumulated other comprehensive income, unrealized gain on available-for-sale Non-Agency MBS” of approximately $5 million, constitutes the total “accumulated other comprehensive income” of approximately $8.4 million.

Non-GAAP Measure

The following table represents our common stockholders’ equity with and without accumulated other comprehensive income, or AOCI, which are non-GAAP financial measures, at June 30, 2015 and December 31, 2014, respectively, which are reconciled to the nearest comparable GAAP financial measure, which is “total stockholders’ equity.” The Company’s management believes that these financial measures, when considered together with our GAAP financial measures, provide information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. We believe that common stockholders’ equity without AOCI is a relevant measure to provide to investors because AOCI fluctuates on a quarterly and yearly basis based upon changes in fair market values on our securities and swap agreements. Showing common stockholders’ equity without AOCI allows investors to evaluate how our common stockholders’ equity has changed exclusive of the changes in AOCI. These financial measures should not be used as a substitute in assessing the Company’s financial condition at June 30, 2015 and December 31, 2014, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	June 30, 2015	December 31, 2014
	(in thousands)
Common stockholders’ equity without AOCI	$658,976	$723,197
AOCI – unrealized income (loss)	8,443	(14,981)
Common stockholders’ equity	667,419	708,216
Series A Preferred Stock liquidation value	47,984	47,984
Series B Preferred Stock liquidation value	25,241	25,241
Series C Preferred Stock liquidation value	10,520	-
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(23,924)
Total stockholders’ equity per balance sheets	$727,240	$757,517
Common shares outstanding	102,944	109,234
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.40	$6.62
AOCI	0.08	(0.14)
Common stockholders’ equity	$6.48	$6.48

The primary reasons for the decrease in common stockholder’s equity without AOCI, from approximately $723 million at December 31, 2014 to approximately $659 million at June 30, 2015 were our repurchases of our common stock of approximately $33 million and common stock dividends paid of approximately $31 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2015 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 7 to the accompanying unaudited consolidated financial statements.

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

Our MBS are valued using various market data points as described above, which management considers to be directly or indirectly observable parameters. Accordingly, our MBS are classified as Level 2 in the fair value hierarchy

Residential Mortgage Loans Held-for-Investment

Residential mortgage loans held-for-investment are carried at unpaid principal balance net of any allowance for loan losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the time of those losses may differ from our estimates.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2015, none of our derivative instruments were designated as hedges.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate on our Series B Preferred Stock increased effective July 1, 2015 from 4.2640 shares of our common stock to 4.3274 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.21 and (2) the annualized common stock dividend yield was 11.5274%.

From July 1, 2015 through August 4, 2015, we issued an aggregate of 29,751 shares of common stock at a weighted average price of $4.99 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $149 thousand.

From July 1, 2015 through August 4, 2015, we had repurchased an aggregate of 286,232 shares of our common stock at a weighted average price of $5.07 per share under our share repurchase program.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$961,292	13.9%	$-	-%
20-year and 30-year fixed-rate investments	206,068	3.0	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	449,739	6.5	5,770,000	94.0
Greater than 3 months and less than 1 year	1,659,461	24.0	-	-
Greater than 1 year and less than 2 years	984,382	14.2	-	-
Greater than 2 years and less than 3 years	197,413	2.9	-	-
Greater than 3 years and less than 4 years	268,370	3.9	-	-
Greater than 4 years and less than 5 years	668,535	9.7	-	-
Greater than 5 years and less than 7 years	398,627	5.8	-	-
Greater than 7 years	543,904	7.9	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	43,968	-	365,978	6.0
Hybrid MBS	55,019	-	-	-
Fixed-rate MBS	470,085	-	-	-
Total MBS Portfolio:	$6,906,863	100.0%	$6,135,978	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2014, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,042,820	14.4%	$-	-%
20-year and 30-year fixed-rate investments	230,137	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	570,045	7.9	6,255,000	98.2
Greater than 3 months and less than 1 year	1,258,553	17.4	-	-
Greater than 1 year and less than 2 years	951,325	13.2	-	-
Greater than 2 years and less than 3 years	791,649	11.0	-	-
Greater than 3 years and less than 4 years	254,491	3.5	-	-
Greater than 4 years and less than 5 years	496,154	6.9	-	-
Greater than 5 years and less than 7 years	810,394	11.2	-	-
Greater than 7 years	617,795	8.5	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	35,796	0.5	115,740	1.8
Hybrid MBS	40,589	0.6	-	-
Fixed-rate MBS	123,325	1.7	-	-
Total MBS Portfolio:	$7,223,073	100.0%	$6,370,740	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2015, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $42.6 million from a positive adjustment (other comprehensive income) at December 31, 2014 of approximately $31.6 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2015, our Agency MBS had a weighted average term to next rate adjustment of approximately 31 months while our borrowings had a weighted average term to next rate adjustment of 29 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 691 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

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

At June 30, 2015, we had unrestricted cash of approximately $12.5 million, $171.3 million in unpledged Agency MBS and $100.9 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

Prepayment Risk

Prepayments are the full or partial repayment of principal prior to the original term to maturity of a mortgage loan and typically occur due to refinancing of mortgage loans. Prepayment rates on mortgage-related securities and mortgage loans vary from time to time and may cause changes in the amount of our net operating income. Prepayments of ARM loans usually can be expected to increase when mortgage interest rates fall below the then-current interest rates on such loans and decrease when mortgage interest rates exceed the then-current interest rate on such loans, although such effects are not entirely predictable. Prepayment rates may also be affected by the conditions in the housing and financial markets, general economic conditions and the relative interest rates on fixed-rate loans and ARM loans underlying MBS. The purchase prices of our mortgage-related investments are generally based upon assumptions regarding the expected amounts and rates of prepayments. Where slow prepayment assumptions are made, we may pay a premium for our mortgage-related investments. To the extent such assumptions differ from the actual amounts of prepayments, we could experience reduced earnings or losses. The total prepayment of any of our mortgage-related investments purchased at a premium by us would result in the immediate write-off of any remaining capitalized premium amount and a reduction of our net operating income by such amount. In addition, in the event that we are unable to acquire new mortgage-related investments to replace the prepaid mortgage-related investments, our financial condition, cash flows and results of operations could be harmed.

We often purchase mortgage-related assets that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we must pay a premium over par value to acquire these assets. In accordance with accounting rules, we amortize this premium over the term of the mortgage-related investments. As we receive repayments of mortgage principal, we amortize the premium balances as a reduction to our income. If the mortgage loans underlying mortgage-related investments were prepaid at a faster rate than we anticipate, we would amortize the premium at a faster rate. This would reduce our income.

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

We retain the risk of potential credit losses on all of our residential mortgage loans held-for-investment. We seek to manage this risk by reviewing key loan credit metrics including, but not limited to, payment status, current loan-to-value ratios, current borrower credit scores and debt yields. These characteristics assist us in determining the likelihood and severity of loan loss as well as prepayment and extension expectations. We then perform structural analysis under multiple scenarios to establish likely cash flow profiles and credit enhancement levels relative to collateral performance projections. This analysis allows us to quantify our opinions of credit quality and fundamental value, which are key drivers of portfolio management decisions.

General

Many assumptions are made to present the information in the tables below and, as such, there can be no assurance that assumed events will occur, or that other events that could affect the outcomes will not occur; therefore, the tables below and all related disclosures constitute forward-looking statements.

The analyses presented utilize assumptions and estimates based on management’s judgment and experience. Furthermore, future sales, acquisitions and restructuring could materially change the interest rate risk profile for us. The tables quantify the potential changes in net income and portfolio value should interest rates immediately change (are “shocked”) and remain at the new level for the next twelve months. The results of interest rate shocks of plus and minus 100 and 200 basis points are presented. The cash flows from our MBS portfolio for each rate shock scenario are projected, based on a variety of assumptions including prepayment speeds, time until coupon reset, yield on future acquisitions, slope of the yield curve and size of the portfolio. Assumptions made on the interest rate-sensitive liabilities, which are repurchase agreements, include anticipated interest rates (no negative rates are utilized), collateral requirements as a percent of the repurchase agreement and amount of borrowing. Assumptions made in calculating the impact on net asset value of interest rate shocks include projected changes in U.S. Treasury interest rates, prepayment rates and the yield spread of mortgage assets relative to prevailing U.S. Treasury interest rates.

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2015 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–86%	–2.3%
–1%	–42%	–0.4%
0%	0%	0%
1%	–17%	–0.8%
2%	–40%	–2.4%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected MBS portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of June 30, 2015, the aggregate notional amount of our interest rate swap agreements was $3.346 billion and the weighted average maturity was 3.5 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–20%	1.0%
–1%	24%	1.2%
0%	0%	0%
1%	–6%	–2.4%
2%	–75%	–5.7%

Item 4.	Controls and Procedures

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

Risks Related to Our Business

We acquire mortgage-backed securities and loans that are subject to defaults, foreclosure timeline extensions, fraud and residential price depreciation, and unfavorable modifications of principal amounts, interest rates and amortization of principal, which could result in losses to us.

Mortgage-backed securities are secured by mortgage loans (primarily single-family residential properties for MBS). Accordingly, the MBS we invest in are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extensions, fraud and price depreciation and unfavorable modifications of principal amounts, interest rates and amortization of principal, accompanying the underlying mortgage loans.

The ability of a borrower to repay a mortgage loan secured by a residential property is dependent in part upon the income and assets of the borrower. A number of factors over which we have no control may impair borrowers’ ability to repay their loans.

In the event of any default under a mortgage loan held directly by us, we bear a risk of loss of principal to the extent any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In the event of defaults on the mortgage loans that underlie our investments and the exhaustion of any underlying or any additional credit support, we may not realize our anticipated return on our investments and we may incur a loss on these investments.

Our subordinated MBS assets may be in the “first loss” position, subjecting us to greater risks of loss.

We invest in certain tranches of MBS that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the securitization trust. In general, losses on a mortgage loan included in an MBS securitization trust will be borne first by the equity holder of the issuing trust, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on.

We may acquire securities at every level of such a securitization trust, from the equity position to the most senior tranche. In the event of default and the exhaustion of any classes of securities junior to those which we acquire, our securities will suffer losses as well. In addition, if we overvalue the underlying mortgage portfolio, or if the values subsequently decline and, as a result, less collateral is available to satisfy interest and principal payments due on the related MBS, the securities which we acquire may effectively become the “first loss” position ahead of the more senior securities, which may result in significant losses. The prices of lower credit quality securities are generally less sensitive to interest rate changes than more highly-rated securities, but more sensitive to adverse economic downturns or individual issuer developments. A projection of an economic downturn could cause a decline in the value of lower credit quality securities because the ability of obligors or mortgages underlying MBS to make principal and interest payments may be impaired. In such event, existing credit support in the securitization structure may be insufficient to protect us against loss of our principal on these securities.

If our Manager underestimates the collateral loss on our investments, we may experience losses.

Our Manager values our potential investments based on loss-adjusted yields, taking into account estimated future losses on the mortgage loans that collateralize the investments, and the estimated impact of these losses on expected future cash flows. Our Manager’s loss estimates may not prove accurate, as actual results may vary from estimates. In the event that our Manager underestimates the pool level losses relative to the price we pay for a particular investment, we may experience losses with respect to such investment.

Our ownership of securitized mortgage loans subjects us to credit risk and, although we provide for an allowance for loan losses on these loans as required under GAAP, the loss reserves are based on estimates. As a result, actual losses incurred may be larger than our reserves, requiring us to provide additional reserves, which would impact our financial position and results of operations.

We are subject to credit risk as a result of our ownership of securitized mortgage loans. Credit risk is the risk of loss to us from the failure by a borrower (or the proceeds from the liquidation of the underlying collateral) to fully repay the principal balance and interest due on a mortgage loan. A borrower’s ability to repay the loan and the value of the underlying collateral could be negatively impacted by economic and market conditions. These conditions could be global, national, regional or local in nature.

We provide reserves for losses on securitized mortgage loans based on the current performance of the respective pool or on an individual loan basis. If losses are experienced more rapidly due to declining property performance, market conditions or other factors, than we have provided for in our reserves, we may be required to provide additional reserves for these loans. In addition, our allowance for loan losses is based on estimates and to the extent that proceeds from the liquidation of the underlying collateral are less than our estimates, we will record a reduction in our profitability for that period equal to the shortfall.

We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

Our assets are not subject to any geographic, diversification or concentration limitations, except that we expect our assets to be concentrated in mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our investment portfolio is subject to greater risks or undergo adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks among our investments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended June 30, 2015. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 12, 2015 as DEF 14A.

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

3.3	Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 28, 2008)
3.4	Amended Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 13, 2009)
3.5	Amendment of Bylaws of the Company (incorporated by reference from our Current Report on Form 8-K filed with the SEC on April 1, 2014)
3.6	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on November 3, 2004)
3.7	Articles Supplementary for Series A Cumulative Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 21, 2005)
3.8	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 30, 2007)
3.9	Articles Supplementary for Series B Cumulative Convertible Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on May 21, 2007)
3.10	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Registration Statement on Form 8-A filed with the SEC on January 23, 2015)
3.11	Articles Supplementary for Series C Cumulative Redeemable Preferred Stock (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)
3.12	Amended Asset Acquisition Policy (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 24, 2015)
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

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document

Exhibit Number	Description
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document
101	XBRL Taxonomy Extension Labels Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 5, 2015	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 5, 2015	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)