Form 10-Q
period 2015-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2015-11-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

At November 3, 2015, the registrant had 100,355,287 shares of common stock issued and 100,105,195 shares outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2015	2014
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$5,748,443	$6,650,143
Agency MBS at fair value	150,122	343,734
Paydowns receivable	36,511	29,486
	$5,935,076	$7,023,363
Non-Agency MBS at fair value (including $545,861 and $155,311 pledged to counterparties at September 30, 2015 and December 31, 2014, respectively)	650,922	199,710
Residential mortgage loans held-for-investment(1)	690,958	-
Residential real estate	14,366	12,871
Cash and cash equivalents	2,914	14,989
Restricted cash	36,991	16,099
Interest and dividends receivable	19,134	19,115
Derivative instruments at fair value	4,114	9,792
Prepaid expenses and other	2,739	2,396
Total Assets:	$7,357,214	$7,298,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$9,901	$17,606
Repurchase agreements	5,831,045	6,370,740
Asset-backed securities issued by securitization trusts(1)	640,283	-
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	62,607	45,259
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	203	-
Dividends payable on common stock	15,294	15,396
Accrued expenses and other	40,353	29,084
Total Liabilities:	$6,638,495	$6,516,894
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($10,820 and $0, respectively); 433 and 0 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	10,012	-
Common Stock: par value $0.01 per share; authorized 200,000 shares, 101,959 shares issued and 101,461 shares outstanding at September 30, 2015 and 109,972 shares issued and 109,234 shares outstanding at December 31, 2014, respectively	1,020	1,100
Additional paid-in capital	993,056	1,033,015
Accumulated other comprehensive income (loss) consisting of unrealized gains and losses	21,939	(14,981)
Accumulated deficit	(377,769)	(308,154)
Total Stockholders' Equity:	$694,795	$757,517
Total Liabilities and Stockholders' Equity:	$7,357,214	$7,298,335

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At September 30, 2015 and December 31, 2014, total assets of the consolidated VIEs were $693 million and $0, respectively, and total liabilities were $642 million and $0, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and other income:
Interest-Agency MBS	$24,572	$37,057	$82,624	$122,850
Interest-Non-Agency MBS	8,078	-	18,110	2
Interest-residential mortgage loans	4,120	-	5,308	-
Income-rental properties	399	197	1,178	268
Other interest income	11	10	31	31
	37,180	37,264	107,251	123,151
Interest Expense:
Interest expense on repurchase agreements	8,167	19,024	22,256	72,238
Interest expense on asset-backed securities	3,729	-	4,804	-
Interest expense on junior subordinated notes	323	318	957	947
	12,219	19,342	28,017	73,185
Net operating income	24,961	17,922	79,234	49,966
Provision for loan losses	70	-	140	-
Net operating income after provision for loan losses	24,891	17,922	79,094	49,966
Operating Expenses:
Management fee to related party	(2,167)	(2,609)	(6,684)	(8,248)
General and administrative expenses	(1,356)	(888)	(3,869)	(5,739)
Total operating expenses	(3,523)	(3,497)	(10,553)	(13,987)
Other (Loss) Income:
(Loss) on sales of Agency MBS	-	(5,617)	-	(4,022)
(Loss) on sales of Non-Agency MBS	-	-	(76)	-
(Loss) gain on interest rate swaps, net	(50,965)	10,947	(92,378)	9,568
Gain (loss) on derivatives-TBA Agency MBS, net	10,345	(413)	12,297	1,164
(Loss) gain on derivatives-Eurodollar Futures Contracts	(2,569)	111	(6,639)	111
Recovery on Non-Agency MBS	7	37	13	108
Total other (loss) income	(43,182)	5,065	(86,783)	6,929
Net (loss) income	$(21,814)	$19,490	$(18,242)	$42,908
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(3,105)	(3,105)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(1,182)	(1,182)
Dividend on Series C Cumulative Redeemable Preferred Stock	(203)	-	(514)	-
Net (loss) income to common stockholders	$(23,446)	$18,061	$(23,043)	$38,621
Basic (loss) earnings per common share	$(0.23)	$0.15	$(0.22)	$0.30
Diluted (loss) earnings per common share	$(0.23)	$0.15	$(0.22)	$0.30
Basic weighted average number of shares outstanding	102,431	121,061	104,611	128,174
Diluted weighted average number of shares outstanding	106,780	125,192	108,879	132,254

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(21,814)	$19,490	$(18,242)	$42,908
Available-for-sale Agency MBS, fair value adjustment	9,213	(13,616)	15,237	62,171
Reclassification adjustment for gain on sales of Agency MBS included in net income	-	5,617	-	4,022
Available-for-sale Non-Agency MBS, fair value adjustment	(792)	(9)	4,089	(67)
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income	-	-	76	-
Unrealized gains (losses) on derivatives	4,540	987	15,929	(73,959)
Reclassification adjustment for interest expense on swap agreements included in net income	535	13,382	1,589	53,372
Other comprehensive income	13,496	6,361	36,920	45,539
Comprehensive (loss) income	$(8,318)	$25,851	$18,678	$88,447

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2014	1,919	-	109,234	$46,537	$-	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock		353			8,085							8,085
Issuance of common stock			83			1	424					425
Redemption of common stock			(3,798)			(46)	(19,609)					(19,655)
Other comprehensive income, fair value adjustments and reclassifications								23,803	2,160	6,632		32,595
Net loss											(16,307)	(16,307)
Shares repurchased pending retirement			(362)				(1,900)					(1,900)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.338889 per Series C preferred share											(111)	(111)
Dividend declared - $0.15 per common share											(15,828)	(15,828)
Balance, March 31, 2015	1,919	353	105,157	$46,537	$8,085	$1,055	$1,011,954	$55,399	2,165	$(39,950)	$(341,829)	$743,416
Issuance of Series C Preferred Stock		68		-	1,637							1,637
Issuance of common stock			50			1	225					226
Redemption of common stock			(2,213)			(26)	(11,420)					(11,446)
Other comprehensive income (loss), fair value adjustments and reclassifications								(17,779)	2,797	5,811		(9,171)
Net income											19,878	19,878
Shares repurchased pending retirement			(50)				(249)					(249)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(197)	(197)
Dividend declared - $0.15 per common share											(15,449)	(15,449)
Balance, June 30, 2015	1,919	421	102,944	$46,537	$9,722	$1,030	$1,000,534	$37,620	4,962	$(34,139)	$(339,026)	$727,240
Issuance of Series C Preferred Stock		12		-	290							290
Issuance of common stock			36			1	199					200
Redemption of common stock			(1,021)			(11)	(5,175)					(5,186)
Other comprehensive income (loss), fair value adjustments and reclassifications								9,213	(792)	5,075		13,496
Net loss											(21,814)	(21,814)
Shares repurchased pending retirement			(498)				(2,526)					(2,526)
Amortization of restricted stock							24					24
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(206)	(206)
Dividend declared - $0.15 per common share											(15,294)	(15,294)
Balance, September 30, 2015	1,919	433	101,461	$46,537	$10,012	$1,020	$993,056	$46,833	4,170	$(29,064)	$(377,769)	$694,795

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Activities:
Net (loss) income	$(21,814)	$19,490	$(18,242)	$42,908
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	12,594	11,768	36,714	33,382
Amortization/accretion of purchase discounts (Non-Agency MBS)	461	-	(606)	-
Accretion of discount (residential mortgage loans)	(63)	-	(84)	-
Provision for loan losses	70	-	140	-
Depreciation on rental properties	110	85	330	149
Loss on sales of Agency MBS	-	5,617	-	4,022
Loss on sales of Non-Agency MBS	-	-	76	-
Amortization of restricted stock	24	24	73	72
Recovery on Non-Agency MBS	(7)	(37)	(13)	(108)
Periodic net settlements on interest rate swaps, net of amortization	(9,991)	(5,643)	(30,439)	(6,644)
Loss (gain) on interest rate swaps, net	50,965	(10,947)	92,378	(9,568)
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(10,345)	413	(12,297)	(1,164)
Loss (gain) on derivatives - Eurodollar Futures Contracts	2,569	(111)	6,639	(111)
Changes in assets and liabilities:
Decrease (increase) in interest receivable	1,435	1,672	(19)	3,240
Decrease (increase) in prepaid expenses and other	270	304	(342)	(161)
(Increase) decrease in restricted cash	(14,718)	7,845	(27,532)	(1,302)
(Decrease) in accrued interest payable	(7,030)	(6,097)	(6,236)	(8,053)
Increase in accrued expenses	11,454	945	11,968	2,931
Net cash provided by operating activities	$15,984	$25,328	$52,508	$59,593
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	-	304,248	-	501,951
Purchases	-	(92,803)	-	(430,779)
Principal payments	399,335	421,311	1,066,810	1,102,849
Available-for-sale Non-Agency MBS:
Proceeds from sales	-	-	15,734	-
Purchases	(72,301)	-	(490,537)	-
Principal payments	15,864	-	30,335	-
Residential mortgage loans held for investment:
Purchases	(25,490)	-	(50,853)	-
Principal payments	160	-	164	-
Residential properties purchases	(61)	(2,026)	(1,825)	(12,511)
Net cash provided by investing activities	$317,507	$630,730	$569,828	$1,161,510
Financing Activities:
Borrowings from repurchase agreements	$8,992,246	$8,593,002	$24,415,578	$26,303,067
Repayments on repurchase agreements	(9,297,179)	(9,161,502)	(24,955,273)	(27,333,067)
Net settlements on TBS Agency MBS commitments	8,821	96	9,316	800
Settlements on terminated interest rate swaps	(22,659)	(36,987)	(22,659)	(36,987)
Common stock repurchased net of proceeds from common stock issued	(7,513)	(31,688)	(40,113)	(109,458)
Proceeds on Series C Preferred Stock issued	290	-	10,012	-
Series A Preferred stock dividends paid	(1,035)	(1,035)	(3,105)	(3,105)
Series B Preferred stock dividends paid	(394)	(394)	(1,182)	(1,182)
Series C Preferred stock dividends paid	(201)	-	(312)	-
Common stock dividends paid	(15,448)	(17,332)	(46,673)	(47,137)
Net cash (used in) financing activities	$(343,072)	$(655,840)	$(634,411)	$(1,227,069)
Net (decrease) increase in cash and cash equivalents	$(9,581)	$218	$(12,075)	$(5,966)
Cash and cash equivalents at beginning of period	12,495	1,184	14,989	7,368
Cash and cash equivalents at end of period	$2,914	$1,402	$2,914	$1,402
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$26,980	$41,311	$62,412	$98,110
Common stock repurchased	$7,712	$31,987	$44,041	$110,404
Change in payable for MBS purchased	$26,701	$-	$2,076	$-

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments.

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

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are sold to unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained net interest in the securitization trusts.

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

Our Manager

We are externally managed and advised by Anworth Management, LLC, or our Manager. Our Manager is supervised and directed by our board of directors. Our day-to-day operations are being conducted by our Manager through the authority delegated to it under a Management Agreement with our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our board of directors.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections and credit performance for Non-Agency MBS and residential mortgage loans held-for-investment, amortization of security and loan premiums, accretion of security and loan discounts and accounting for derivative activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company eliminates all intercompany balances and transactions between itself and the consolidated securitization trusts. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

The consolidated securitization trusts are VIEs because the securitization trusts do not have equity that meets the definition of U.S. GAAP equity at risk. In determining if a securitization trust should be consolidated, the Company evaluates (in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810-10) whether it has both (i) the power to direct the activities of the securitization trust that most significantly impact its economic performance and (ii) the right to receive benefits from the securitization trust or the obligation to absorb losses of the securitization trust that could be significant. The Company determined that it is the primary beneficiary of certain securitization trusts because it has certain delinquency and default oversight rights on residential mortgage loans. In addition, the Company owns the most subordinated class of ABS issued by the securitization trusts and has the obligation to absorb losses and right to receive benefits from the securitization trusts that could potentially be significant to the securitization trusts. The Company assesses modifications, if any, to VIEs on an ongoing basis to determine if a significant reconsideration event has occurred that would change the Company’s initial consolidation assessment.

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value. Restricted cash includes cash pledged as collateral to counterparties on various derivative transactions.

Mortgage-Backed Securities (MBS)

Agency MBS are securities that are obligations (including principal and interest) guaranteed by the U.S. government, such as Ginnie Mae, or guaranteed by federally sponsored enterprises, such as Fannie Mae or Freddie Mac. Our investment-grade Agency MBS portfolio is invested primarily in fixed-rate and adjustable-rate mortgage-backed pass-through certificates and hybrid adjustable-rate MBS. Hybrid adjustable-rate MBS have an initial interest rate that is fixed for a certain period, usually one to ten years, and then adjusts annually for the remainder of the term of the asset. We structure our investment portfolio to be diversified with a variety of prepayment characteristics, investing in mortgage assets with prepayment penalties, investing in certain mortgage security structures that have prepayment protections and purchasing mortgage assets at a premium and at a discount. A portion of our portfolio consists of Non-Agency MBS. Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

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

Securities transactions are recorded on the date the securities are purchased or sold. Realized gains or losses from securities transactions are determined based on the specific identified cost of the securities.

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	79	$485,860	$(2,688)	355	$2,187,987	$(28,054)	434	$2,673,847	$(30,742)
Non-Agency MBS	37	$202,052	$(2,380)	-	$-	$-	37	$202,052	$(2,380)

December 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	91	$348,783	$(1,792)	361	$3,032,057	$(53,820)	452	$3,380,840	$(55,612)
Non-Agency MBS	7	$45,988	$(63)	0	0	0	7	$45,988	$(63)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At September 30, 2015, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2015.

Residential Mortgage Loans Held-for-Investment

Residential mortgage loans held-for-investment are residential mortgage loans held by consolidated securitization trusts. Residential mortgage loans held-for-investment are carried at unpaid principal balances net of any premiums or discounts and allowance for loan losses. We expect that we will be required to continue to consolidate the securitization trusts that hold the residential mortgage loans.

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

We recognize interest income from residential mortgage loans on an accrual basis. Any related premium or discount is amortized into interest income using the effective interest method over the weighted average life of these loans. Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that are advanced from servicers after a loan becomes greater than 90 days past due are recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, non-accrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

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

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by the securitization trusts are recorded at principal balances net of unamortized premiums or discounts. This long-term debt is collateralized only by the assets held in the trusts and is otherwise non-recourse to the Company.

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

Credit Risk

At September 30, 2015, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We also own residential mortgage loans held-for-investment. As the majority of these loans (the senior tranches of the securitization trusts) are collateral for the asset-backed securities issued by the trusts, our potential credit risk is on the subordinated tranches that we own, as these tranches would be the first ones to absorb any losses resulting from defaults by the borrowers on the underlying mortgage loans.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2015 relative to any tax positions taken prior to January 1, 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2015. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2010 and 2009, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2015 and 2014 is as follows (amounts in thousands, except per share data):

	Net (Loss) Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2015
Basic EPS	$(23,446)	102,431	$(0.23)
Effect of dilutive securities	-	4,349	-
Diluted EPS	$(23,446)	106,780	$(0.23)
For the three months ended September 30, 2014
Basic EPS	$18,061	121,061	$0.15
Effect of dilutive securities	394	4,131	-
Diluted EPS	$18,455	125,192	$0.15

	Net (Loss) Income Available to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2015
Basic EPS	$(23,043)	104,611	$(0.22)
Effect of dilutive securities	-	4,268	-
Diluted EPS	$(23,043)	108,879	$(0.22)
For the nine months ended September 30, 2014
Basic EPS	$38,621	128,174	$0.30
Effect of dilutive securities	1,182	4,080	-
Diluted EPS	$39,803	132,254	$0.30

For the three and nine months ended September 30, 2015 and 2014, options to purchase 0 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

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

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts. Restricted cash is carried at cost, which approximates fair value. Prior period balances have been reclassified from “Other assets” for comparative purposes. The following represents the Company’s restricted cash balances at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014

Restricted cash - swap margin calls	$30,273	$13,142
Restricted cash - Eurodollar Futures Contracts	6,718	2,957
	$36,991	$16,099

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at September 30, 2015 and December 31, 2014, which are carried at their fair value (amounts in thousands):

September 30, 2015

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$10,466	$2,433,193	$3,408,073	$5,851,732	$646,598	$6,498,330
Paydowns receivable(1)	-	36,511	-	36,511	155	36,666
Unrealized gains	5	18,431	59,139	77,575	6,549	84,124
Unrealized losses	(115)	(16,532)	(14,095)	(30,742)	(2,380)	(33,122)
Fair value	$10,356	$2,471,603	$3,453,117	$5,935,076	$650,922	$6,585,998

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,163,482	$2,580,410	$920,208	$187,632	$5,851,732	$646,598	$6,498,330
Paydowns receivable(1)	13,534	22,977	-	-	36,511	155	36,666
Unrealized gains	55,492	9,074	4,144	8,865	77,575	6,549	84,124
Unrealized losses	(5,286)	(20,877)	(4,579)	-	(30,742)	(2,380)	(33,122)
Fair value	$2,227,222	$2,591,584	$919,773	$196,497	$5,935,076	$650,922	$6,585,998

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

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

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three months ended September 30, 2015 and cumulatively at September 30, 2015 and December 31, 2014:

	For the Three Months Ended September 30, 2015	At September 30, 2015	At December 31, 2014
		(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$98,626	$603,280	$148,197
Contractual principal not expected to be collected (non-accretable yield)	(39,632)	(175,666)	(18,123)
Expected cash flows to be collected	58,994	427,614	130,074
Market yield adjustment	15,078	45,643	(17,160)
Unrealized (loss) gain, net	(603)	3,465	5
Fair value	73,469	476,722	112,919
Fair value of other Non-Agency MBS (no credit deterioration)	8,381	174,200	86,791
Total fair value of Non-Agency MBS	$81,850	$650,922	$199,710

The following table presents the change for the three and nine months ended September 30, 2015 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	For the Three Months Ended September 30, 2015		For the Nine Months Ended September 30, 2015
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable

Balance, beginning of period	$30,565	$(136,034)	$(18,528)	$(18,123)
Accretion of discount	(703)	-	483	-
Purchases	15,781	(39,632)	61,840	(157,543)
Sales	-	-	1,848	-
Reclass adjustments for other-than-temporary impairments	-	-	-	-
Transfer from (to)	-	-	-	-
Balance, end of period	$45,643	$(175,666)	$45,643	$(175,666)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of September 30, 2015. Intercompany balances have been eliminated for purposes of this presentation.

September 30, 2015
(in thousands)
Residential mortgage loans held-for-investment	$690,958
Accrued interest receivable	2,235
Total assets	$693,193
Accrued interest payable	$2,050
Asset-backed securities issued by securitization trusts	640,283
Total liabilities	$642,333

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own all of the subordinate classes of the trusts (Class B-1 through B-5). The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the two trusts are May 2045 and August 2045, respectively. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended September 30, 2015.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties.

The following table details the carrying value for residential mortgage loans held-for-investment at September 30, 2015:

September 30, 2015
(in thousands)
Principal balance	$680,919
Paydowns receivable	83
Unamortized premium net of discount	10,096
Allowance for loan losses	(140)
Carrying value	$690,958

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at September 30, 2015:

September 30, 2015
Portfolio Characteristics:	(dollar amounts in thousands)
Number of loans	948
Current principal balance	$680,919
Average loan balance	$718
Net weighted average coupon rate	3.94%
Weighted average maturity (years)	29.5
Weighted average FICO score	761
Current Performance:
Current	$680,090
30 days delinquent	829
60 days delinquent	-
90+ days delinquent	-
Bankruptcy/foreclosure	-
Total	$680,919

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at September 30, 2015 based on principal balance outstanding:

State	Percent
California	48.7%
Florida	5.7
Other states (none greater than 5%)	45.6
Total	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands)
Balance at beginning of period	$(70)	$-
Additions	(70)	(140)
Charge-offs, net	-	-
Reduction in (provision) for loan losses	-	-
Balance at end of period	$(140)	$(140)

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $640.3 million at September 30, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At September 30, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 properties at a net cost of approximately $12.9  million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At September 30, 2015 and December 31, 2014, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

September 30, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$7,000	0.45%	$-	-%	$7,000	0.45%
Less than 30 days	2,890,000	0.42	419,045	1.77	3,309,045	0.59
30 days to 90 days	2,515,000	0.49	-	-	2,515,000	0.49
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$5,412,000	0.45%	$419,045	1.77%	$5,831,045	0.54%
Weighted average maturity	30 days		14 days		29 days
Weighted average interest rate after adjusting for interest rate swaps					1.18%
Weighted average maturity after adjusting for interest rate swaps					687 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$5,748,443		$545,861		$6,298,304

December 31, 2014

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,395,000	0.32	115,740	1.82	2,510,740	0.39
30 days to 90 days	3,860,000	0.35	-	-	3,860,000	0.35
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$6,255,000	0.34%	$115,740	1.82%	$6,370,740	0.37%
Weighted average maturity	38 days		13 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.06%
Weighted average maturity after adjusting for interest rate swaps					767 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,650,143		$155,311		$6,805,454

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

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
September 30, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$4,114	$-	$4,114	$(4,114)	$-	$-
Total	$4,114	$-	$4,114	$(4,114)	$-	$-
Repurchase Agreements(3)	$5,831,045	$-	$5,831,045	$(5,831,045)	$-	$-
Derivative liabilities at fair value(2)	62,607	-	62,607	(62,607)	-	-
Total	$5,893,652	$-	$5,893,652	$(5,893,652)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$9,792	$-	$9,792	$(9,792)	$-	$-
Total	$9,792	$-	$9,792	$(9,792)	$-	$-
Repurchase Agreements(3)	$6,370,740	$-	$6,370,740	$(6,370,740)	$-	$-
Derivative liabilities at fair value(2)	45,259	-	45,259	(45,259)	-	-
Total	$6,415,999	$-	$6,415,999	$(6,415,999)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At September 30, 2015, we had pledged approximately $59.5 million in Agency MBS as collateral and paid another approximately $30.3 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $78 thousand in derivative assets and approximately $58.1 million in derivative liabilities at September 30, 2015. At December 31, 2014, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $13 million on swap margin calls on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $43.6 million in derivative liabilities at December 31, 2014.

(3)

At September 30, 2015, we had pledged approximately $5.75 billion in Agency MBS and approximately $546 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2014, we had pledged $6.65 billion in Agency MBS and approximately $155 million in Non-Agency MBS as collateral on our repurchase agreements.

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

Our derivative assets and derivative liabilities include interest rate swaps (in which we pay a fixed-rate of interest and receive a variable-rate of interest that is based on LIBOR), TBA Agency MBS and Eurodollar Futures Contracts. The fair value of both the derivatives and the swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all of our swaps and other derivative instruments, see Note 1 and Note 14.

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

At September 30, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$5,935,076	$-	$5,935,076
Non-Agency MBS(1)	$-	$650,922	$-	$650,922
Derivative instruments(2)	$-	$4,114	$-	$4,114
Liabilities:
Derivative instruments(2)	$-	$62,607	$-	$62,607

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$7,023,363	$-	$7,023,363
Non-Agency MBS(1)	$-	$199,710	$-	$199,710
Derivative instruments(2)	$-	$9,792	$-	$9,792
Liabilities:
Derivative instruments(2)	$-	$45,259	$-	$45,259

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At September 30, 2015 and December 31, 2014, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2015 and December 31, 2014, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$690,958	$690,522	$-	$-
Financial Liabilities:
Asset-backed securities issued by securitization trust	$640,283	$638,455	$-	$-

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2015, we have not, at our option, converted any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock and Series A Preferred Stock voting together as a single class. Through September 30, 2015, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2015, our authorized capital included 200,000,000 shares of common stock, of which 101,958,917 shares were issued and 101,461,487 shares were outstanding.

At September 30, 2015, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our board of directors. At September 30, 2015, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding and 432,816 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended September 30, 2015, we issued an aggregate of 12,002 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of $290 thousand, net of sales commissions. MLV received aggregate commissions of approximately $3 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At September 30, 2015, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; and 5,000,000 shares on June 18, 2015. During the three months ended September 30, 2015, we repurchased an aggregate of 1,518,438 shares of common stock at a weighted average price of $5.07 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the three months ended September 30, 2015, we issued an aggregate of 35,890 shares of our common stock at a weighted average price of $5.01 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $180 thousand.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At September 30, 2015, approximately $534.5 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

NOTE 12. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

Certain of our former officers were previously granted restricted stock and other equity awards (see Note 13), including dividend equivalent rights, in connection with their service to us, and certain of our former officers had agreements under which they would receive payments if the Company is subject to a change in control (discussed later in this Note 12). In connection with the Externalization, certain of the agreements under which our officers were granted equity awards and would be paid payments in the event of a change in control were modified so that such agreements will continue with respect to our former officers and employees after they became officers and employees of our Manager. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity awards under equity compensation plans in effect now or in the future.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman, President and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $63.52 per square foot. The base monthly rental for us is $38,646.15, which will be increased by 3% per annum on July 1, 2016. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2015, we expensed $127 thousand and $378 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations. During the three and nine months ended September 30, 2014, we expensed $126 thousand and $377 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At September 30, 2015, the future minimum lease commitment is as follows (in whole dollars):

Year	2015	2016	2017	2018	2019	Thereafter	Total Commitment
Commitment	$115,938	$470,720	$484,852	$499,398	$514,374	$1,352,380	$3,437,662

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2015, we paid fees of $40 thousand and $123 thousand, respectively, to PIA in connection with this agreement. During the three and nine months ended September 30, 2014, we paid fees of $49 thousand and $152 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Plan. The 2014 Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Plan to 2,000,000 shares of our registered common stock available under the 2014 Plan. The 2014 Plan authorizes our board of directors, or a committee of our board of directors, to grant Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended September 30, 2015, we issued 8,000 restricted stock units with associated grants of 8,000 DERs under the 2014 Plan.

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

We recognize the expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2015, we expensed approximately $24 thousand and $73 thousand, respectively, related to these restricted stock grants. During the three and nine months ended September 30, 2014, we expensed approximately $24 thousand and $72 thousand, respectively, related to these restricted stock grants.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine ended months September 30, 2015, we paid or accrued $94 thousand and $265 thousand, respectively, related to DERs granted. During the three and nine ended months September 30, 2014, we paid or accrued $80 thousand and $243 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2015 and December 31, 2014:

Derivative Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$78	$8,738
TBA Agency MBS	Derivative Assets	4,036	1,054
		$4,114	$9,792
De-designated interest rate swaps	Derivative Liabilities	$58,137	$43,565
Eurodollar Futures Contracts	Derivative Liabilities	4,470	1,694
		$62,607	$45,259

Interest Rate Swap Agreements

At September 30, 2015, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.846 billion and a weighted average maturity of approximately 3 years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.501% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended September 30, 2015, we added 12 new swap agreements with an aggregate notional amount of $1.145 billion and terminated 8 swap agreements with an aggregate notional amount of $645 million.

At September 30, 2015, the amount in AOCI relating to interest rate swaps was approximately $29.1 million. The estimated net amount of the existing losses that were reported in AOCI at September 30, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $10.6 million.

At September 30, 2015 and December 31, 2014, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	September 30, 2015			December 31, 2014
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$400,000	0.67%	10	$-	-%	-
1 year to 2 years	1,175,000	0.87	17	550,000	0.80	20
2 years to 3 years	915,000	1.14	30	795,000	1.03	31
3 years to 5 years	656,000	1.36	44	1,080,000	1.48	46
5 years to 7 years	430,000	2.39	73	555,000	2.35	72
7 years to 10 years	270,000	2.67	93	350,000	2.93	100
	$3,846,000	1.30%	35	$3,330,000	1.56%	48

Swap Agreements by Counterparty

	September 30, 2015	December 31, 2014
	(in thousands)
Chicago Mercantile Exchange(1)	$1,871,000	$780,000
Deutsche Bank Securities	565,000	665,000
JPMorgan Securities	525,000	625,000
ING Financial Markets LLC	450,000	650,000
Nomura Securities International	200,000	200,000
Bank of New York	120,000	120,000
RBS Greenwich Capital	115,000	215,000
Credit Suisse	-	75,000
	$3,846,000	$3,330,000

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

At September 30, 2015, we had 5,350 Eurodollar Futures Contracts representing $5.35 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $6.7 million, which is included in “Restricted cash,” and there was a derivative liability of approximately $4.5 million. For the three months ended September 30, 2015, we had losses on Eurodollar Futures Contracts of approximately $2.6 million. For the nine months ended September 30, 2015, we had losses on Eurodollar Futures Contracts of approximately $6.6 million. For the three and nine months ended September 30, 2014, we had a gain of approximately $111 thousand and $111 thousand, respectively, on Eurodollar Futures Contracts.

At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was $2.96 million, which is included in “other assets,” and there was a derivative liability of approximately $1.7 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended September 30, 2015, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $10.3 million. During the nine months ended September 30, 2015, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $12.3 million. During the three months ended September 30, 2014, we recognized a loss (net of derivative income) of approximately $413 thousand in TBA Agency MBS. During the nine months ended September 30, 2014, we recognized a gain (net of derivative income) of approximately $1.2 million in TBA Agency MBS. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At September 30, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Legal and professional fees	$139	$(218)	$469	$2,423
Printing and stockholder communications	12	15	160	584
Directors and Officers insurance	124	129	375	374
DERs expense	94	80	265	243
Amortization of restricted stock	24	24	73	72
Software implementation and maintenance	85	80	248	234
Administrative service fees	40	49	123	152
Rent	127	126	378	377
Stock exchange and filing fees	40	46	122	136
Custodian and clearing fees	65	70	195	215
Sarbanes-Oxley consulting fees	30	25	85	76
Commissions - Eurodollar Futures Contracts	15	-	15	-
Board of directors fees and expenses	97	105	254	265
Securities data services	93	34	252	100
Leasing commissions on rental properties	21	59	49	69
Other expenses on rental properties	146	83	365	103
Depreciation expense on residential properties	110	85	329	149
Property taxes on residential properties	45	45	157	45
Recovery on Lehman receivable	-	-	(192)	-
Other	49	51	147	122
Total of other expenses	$1,356	$888	$3,869	$5,739

NOTE 17. SUBSEQUENT EVENTS

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate of our Series B Preferred Stock increased effective October 1, 2015 from 4.3274 shares of our common stock to 4.3942 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.12 and (2) the annualized common stock dividend yield was 11.7233%.

From October 1, 2015 through November 3, 2015, we issued an aggregate of 46,472 shares of common stock at a weighted average price of $4.85 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $226 thousand.

From October 1, 2015 through November 3, 2015, we had repurchased an aggregate of 1,402,764 shares of our common stock at a weighted average price of $4.91 per share under our share repurchase program.

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

Our Business

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

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are sold to unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our net interest in the securitization trusts.

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

We generally view our target investments as being influenced primarily by either interest rate risk or credit risk. Our Agency MBS are sensitive to changes in interest rates and related prepayment speeds. Our Non-Agency MBS and residential mortgage loans held-for-investment are sensitive to both interest rate risk and credit risk.

The assets which we allocate to Agency MBS are also allocated to one of two subcategories:

(1)	Agency MBS which have a fixed interest rate during the life of the mortgages; and
(2)	Agency MBS whose interest rates will change or adjust to current market levels at varying times.

We believe our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and implementation of a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing and cost of hedging interest rate, prepayment credit and other portfolio risks. As a result, our asset allocation reflects management’s opportunistic approach to investing in the marketplace.

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$5,935,076	81.56%	$7,023,363	97.24%
Non-Agency MBS	650,922	8.94	199,710	2.76
Residential mortgage loans held-for-investment	690,958	9.50	-	-
Total MBS:	$7,276,956	100.00%	$7,223,073	100.00%

As we develop more of our hybrid investment model, these percentages will change. As our investment portfolio allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At September 30, 2015 and December 31, 2014, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	September 30, 2015	December 31, 2014
	(dollar amounts in thousands)

Total assets	$7,357,214	$7,298,335
Fair value of MBS	$6,585,998	$7,223,073
Adjustable-rate Agency MBS (less than 1 year reset)	34%	25%
Adjustable-rate Agency MBS (1-2 year reset)	11	13
Adjustable-rate Agency MBS (2-3 year reset)	2	11
Adjustable-rate Agency MBS (3-4 year reset)	6	4
Adjustable-rate Agency MBS (4-5 year reset)	10	7
Adjustable-rate Agency MBS (5-7 year reset)	3	11
Adjustable-rate Agency MBS (>7 year reset)	7	9
15-year fixed-rate Agency MBS	14	14
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	10	3
Total MBS	100%	100%

Results of Operations

Three Months Ended September 30, 2015 as Compared to September 30, 2014

For the three months ended September 30, 2015, our net loss to common stockholders was $23.5 million, or $(0.23) per diluted share, based on a weighted average of 106.8 million fully diluted shares outstanding. This includes a net loss of $21.8 million minus the payment of preferred dividends of $1.6 million. For the three months ended September 30, 2014, our net income available to common stockholders was $18.1 million, or $0.15 per diluted share, based on a weighted average of 125.2 million fully diluted shares outstanding. This included net income of $19.5 million minus the payment of preferred dividends of $1.4 million.

Net operating income for the three months ended September 30, 2015 totaled $25 million, or 50.1% of gross income, as compared to $17.9 million, or 36.6% of gross income, for the three months ended September 30, 2014. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended September 30, 2015 was $37.2 million, as compared to $37.3 million for the three months ended September 30, 2014, a decrease of 0.23%, due primarily to a decrease in the weighted average MBS outstanding, from $7.65 billion during the three months ended September 30, 2014 to approximately $6.58 billion during the three months ended September 30, 2015, and an increase in premium amortization expense of $0.8 million, partially offset by an increase in the weighted average coupons on MBS, from 2.553% during the three months ended September 30, 2014 to 2.751% for the three months ended September 30, 2015, income on residential mortgage loans of approximately $4.1 million and an increase in income on residential properties of $202 thousand. Interest expense for the three months ended September 30, 2015 was approximately $12.2 million, as compared to approximately $19.3 million for the three months ended September 30, 2014, a decrease of approximately 36.8%, which resulted primarily from a decrease in the average borrowings outstanding, from $6.9 billion at September 30, 2014 to $5.96 billion at September 30, 2015, and approximately $10.5 million in net payments on interest rate swaps being included in gain on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), partially offset by an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.09% at September 30, 2014 to 1.21% at September 30, 2015 and interest expense on asset-backed securities issued by securitization trusts of approximately $3.7 million. We did not have any asset-backed securities issued by securitization trusts for the three months ended September 30, 2014.

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

During the three months ended September 30, 2015, premium amortization expense increased $0.8 million, or 7.0%, to $12.6 million from $11.8 million during the three months ended September 30, 2014 due primarily to an increase in both actual prepayments and future prepayment assumptions, on average, for the period. Realized prepayments increased from the third quarter of 2014 to the third quarter of 2015. The primary driver of realized prepayments is the relative difference between the new mortgage rate and borrowers’ current mortgage rates or expected future mortgage rates, as is the case with adjustable-rate mortgages. The increase in realized prepayments during 2015 was due primarily to mortgage rates being lower, on average, during the third quarter of 2015 as compared to the third quarter of 2014. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Based upon current actual prepayments and expected future mortgage rates and their impact on future prepayments, we do not expect the trend of increasing actual prepayments seen from 2014 to 2015 to continue significantly.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2015			2014
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	14%	19%	21%	12%	14%	18%

During the three months ended September 30, 2015, we did not sell any MBS. During the three months ended September 30, 2014, we received proceeds of approximately $304 million from the sales of Agency MBS and recognized a loss of approximately $5.6 million. We had no set plan to sell these securities nor were we required to do so. During the three months ended September 30, 2015, we had a loss on interest rate swaps of approximately $51 million due primarily to approximately $10.5 million in net cash settlements, approximately $4.5 million in AOCI amortization and the difference of approximately $36 million in the change in fair value of the swaps. During the three months ended September 30, 2014, there was a gain on interest rate swaps of approximately $10.9 million. During the three months ended September 30, 2015, we recognized a gain of approximately $10.3 million on the TBA Agency MBS as compared to a loss of approximately $413 thousand during the three months ended September 30, 2014. Also during the three months ended September 30, 2015, we had a loss of approximately $2.6 million on our Eurodollar Futures Contracts. During the three months ended September 30, 2014, we had a gain on our Eurodollar Futures Contracts of approximately $111 thousand..

Total operating expenses were approximately $3.5 million for the three months ended September 30, 2015, as compared to approximately $3.5 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, we incurred management fees of approximately $2.2 million, as compared to management fees of approximately $2.6 million for the three months ended September 30, 2014, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the three months ended September 30, 2014. “Other expenses” increased $468 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

Nine Months Ended September 30, 2015 as Compared to September 30, 2014

For the nine months ended September 30, 2015, our net loss to common stockholders was $23 million, or $(0.22) per diluted share, based on a weighted average of 108.9 million fully diluted shares outstanding. This includes a net loss of $18.2 million minus the payment of preferred dividends of $4.8 million. For the nine months ended September 30, 2014, our net income available to common stockholders was $38.6 million, or $0.30 per diluted share, based on a weighted average of 132.3 million fully diluted shares outstanding. This included net income of $42.9 million minus the payment of preferred dividends of $4.3 million.

Net operating income for the nine months ended September 30, 2015 totaled $79.2 million, or 55% of gross income, as compared to approximately $50 million, or 31.9% of gross income, for the nine months ended September 30, 2014. Interest and other income, net of premium amortization expense, for the nine months ended September 30, 2015 was $107.3 million, as compared to $123.2 million for the nine months ended September 30, 2014, a decrease of 12.9%, due primarily to a decrease in the weighted average MBS outstanding, from $8.14 billion during the nine months ended September 30, 2014 to approximately $6.83 billion during the nine months ended September 30, 2015, and an increase in premium amortization expense of $3.3 million, partially offset by an increase in the weighted average coupons on MBS, from 2.57% during the nine months ended September 30, 2014 to 2.69% during the nine months ended September 30, 2015, income on residential properties increased by $910 thousand and interest on residential mortgage loans was approximately $5.3 million. Interest expense for the nine months ended September 30, 2015 was approximately $28 million, as compared to approximately $73.2 million for the nine months ended September 30, 2014, a decrease of approximately 61.7%, which resulted primarily from approximately $32 million in net payments on interest rate swaps being included in loss on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.32% at September 30, 2014 to 1.11% at September 30, 2015, and a decrease in the average borrowings outstanding, from $7.3 billion at September 30, 2014 to $6.18 billion at September 30, 2015, partially offset by interest on asset-backed securities issued by securitization trusts of approximately $4.8 million.

During the nine months ended September 30, 2015, premium amortization expense increased $3.3 million, or 10%, to $36.7 million from $33.4 million during the nine months ended September 30, 2014 due primarily to an increase in both actual prepayments and future prepayment assumptions, on average, for the period. The decrease in the balance of unamortized purchase premium was due primarily to a decrease in Agency MBS assets.

During the nine month ended September 30, 2015, we did not sell any Agency MBS. During the nine month ended September 30, 2014, we received proceeds of approximately $502 million from the sales of Agency MBS and recognized a net loss of approximately $4 million.

During the nine months ended September 30, 2015, we also had a loss on interest rate swaps recognized in our consolidated statements of operations of approximately $92.4 million, consisting primarily of $32 million in net cash settlements, approximately

$17 million in AOCI amortization and the difference of a $43 million loss in the change in fair value (see the section entitled “Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying unaudited consolidated financial statements for additional information). During the nine months ended September 30, 2014, we had a gain on interest rate swaps of approximately $9.6 million due primarily to the change in fair value of the swaps. During the nine months ended September 30, 2015, we had a gain on the sale of TBA Agency MBS of approximately $12.3 million as compared to a net gain of approximately $1.2 million for the nine months ended September 30, 2014. Also during the nine months ended September 30, 2015, we had a loss of approximately $6.6 million on our Eurodollar Futures Contracts. During the nine months ended September 30, 2014, we had a gain on our Eurodollar Futures Contracts of $111 thousand.

Total operating expenses were approximately $10.6 million for the nine months ended September 30, 2015, as compared to approximately $14 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we incurred management fees of approximately $6.7 million, as compared to management fees of approximately $8.2 million for the nine months ended September 30, 2014, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the nine months ended September 30, 2014. “Other expenses” decreased $1.9 million due primarily to expenses incurred in legal and printing costs in 2014 for the proxy solicitation contest, partially offset by an increase in expenses related to the Company’s residential properties, which did not commence operations until April 2014.

Financial Condition

MBS Portfolio

At September 30, 2015, we held agency mortgage assets which had an amortized cost of approximately $5.85 billion, consisting primarily of $4.74 billion of adjustable-rate MBS and $1.11 billion of fixed-rate MBS. This amount represents an approximately 16% decrease from the $6.96 billion held at December 31, 2014. Of the adjustable-rate Agency MBS owned by us, approximately 46% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 54% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At September 30, 2015, our Non-Agency MBS had an amortized cost of approximately $646.6 million and a fair value of approximately $650.9 million. At December 31, 2014, our Non-Agency MBS had an amortized cost and a fair value of approximately $199.7 million.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2015 and December 31, 2014, classified by type of issuer (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$3,453,117	52.4%	$4,103,073	56.8%
Freddie Mac (FHLMC)	2,471,603	37.5	2,908,590	40.3
Ginnie Mae (GNMA)	10,356	0.2	11,700	0.1
Non-Agency MBS	650,922	9.9	199,710	2.8
Total MBS	$6,585,998	100.0%	$7,223,073	100.0%

The following table classifies the fair value of our MBS owned at September 30, 2015 and December 31, 2014 by type of interest rate index (dollar amounts in thousands):

	September 30, 2015		December 31, 2014
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Agency MBS:
One-month LIBOR	$908	-%	$1,098	-%
Six-month LIBOR	39,013	0.6	42,994	0.6
One-year LIBOR	4,594,564	69.8	5,495,253	76.1
Six-month certificate of deposit	710	-	888	-
Six-month constant maturity treasury	127	-	170	-
One-year constant maturity treasury	172,606	2.5	196,752	2.7
Cost of Funds Index	10,878	0.2	13,251	0.2
15-year fixed-rate	919,773	14.0	1,042,820	14.4
20-year and 30-year fixed-rate	196,497	3.0	230,137	3.2
Total Agency MBS	$5,935,076	90.1%	$7,023,363	97.2%
Non-Agency MBS	650,922	9.9	199,710	2.8
Total MBS	$6,585,998	100.0%	$7,223,073	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014 were as follows:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.59%	2.54%	2.54%	2.53%
Hybrid adjustable-rate Agency MBS	2.39	2.45	2.48	2.53
15-year fixed-rate Agency MBS	2.64	2.64	2.64	2.65
20-year and 30-year fixed-rate Agency MBS	4.33	4.34	4.35	4.37
Total Agency MBS	2.57%	2.57%	2.58%	2.61%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.19%	103.07%	103.03%	102.88%
Hybrid adjustable-rate Agency MBS	103.47	103.50	103.51	103.57
15-year fixed-rate Agency MBS	102.98	103.00	102.99	103.05
20-year and 30-year fixed-rate Agency MBS	103.15	103.14	103.11	103.13
Total Agency MBS	103.28%	103.27%	103.27%	103.30%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.49%	2.49%	2.50%	2.53%

At September 30, 2015 and December 31, 2014, the unamortized net premium paid for our Agency MBS was approximately $185.7 million and $222.4 million, respectively.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at September 30, 2015 and December 31, 2014 (dollar amounts in thousands):

September 30, 2015

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$50,779	$51,576	$63,715	81%	4.13%	5.81%
Alt-A	418,508	414,218	529,592	78%	5.21%	5.51%
Subprime	49,872	50,262	52,755	95%	4.39%	5.33%
Non-performing	131,608	130,542	132,670	98%	4.61%	5.45%
Paydowns receivable	155	-	-	-	-	-
Total Non-Agency MBS	$650,922	$646,598	$778,732	83%	4.96%	5.51%

December 31, 2014

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,798	$21,787	$28,371	77%	1.73%	6.39%
Alt-A	79,584	79,625	106,482	75%	2.00%	5.65%
Subprime	35,987	35,987	37,834	95%	3.40%	5.63%
Non-performing	62,341	62,306	63,674	98%	4.83%	5.72%
Total Non-Agency MBS	$199,710	$199,705	$236,361	85%	2.95%	5.75%

At September 30, 2015 and December 31, 2014, the unamortized net discount on our Non-Agency MBS was approximately $132.1 million and $36.6 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$5,412,000	$5,770,000	$6,048,000	$6,255,000
Repurchase agreements for Non-Agency MBS	419,045	365,978	236,037	115,740
Total repurchase agreements outstanding	$5,831,045	$6,135,978	$6,284,037	$6,370,740
Average repurchase agreements outstanding	$5,959,365	$6,232,184	$6,337,812	$6,469,942
Maximum monthly amount during the quarter	$6,010,046	$6,249,679	$6,310,761	$6,467,509
Average interest rate on outstanding repurchase agreements	0.54%	0.46%	0.41%	0.37%
Average days to maturity	29 days	29 days	37 days	37 days
Average interest rate after adjusting for interest rate swaps	1.18%	1.15%	1.10%	1.06%
Weighted average maturity after adjusting for interest rate swaps	687 days	691 days	729 days	767 days

At September 30, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$7,000	0.45%	$-	-%	$7,000	0.45%
Less than 30 days	2,890,000	0.42	419,045	1.77	3,309,045	0.59
30 days to 90 days	2,515,000	0.49	-	-	2,515,000	0.49
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$5,412,000	0.45%	$419,045	1.77%	$5,831,045	0.54%
Weighted average maturity	30 days		14 days		29 days
Weighted average interest rate after adjusting for interest rate swaps					1.18%
Weighted average maturity after adjusting for interest rate swaps					687 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$5,748,443		$545,861		$6,298,304
At September 30, 2015, the current yield on our Agency MBS was 2.49%. At December 31, 2014, the current yield on our Agency MBS was 2.53%. This decline was due primarily to the decline in the weighted average coupon. As portions of our portfolio reset, and as older assets mature or payoff and are replaced with newer lower-yielding assets, the weighted average coupon will continue to decline. As noted in the trend above, the weighted average coupon on our Agency MBS had declined by an average of approximately 1 basis point per quarter. For the three months ended September 30, 2015, the weighted average coupon for our total Agency MBS remained the same. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps increased from 1.06% at December 31, 2014 to 1.18% at September 30, 2015, due primarily to the increase in the average interest rate on repurchase agreements, from 0.37% at December 31, 2014 to 0.54% at September 30, 2015. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 767 days at December 31, 2014 to 687 days at September 30, 2015 due primarily to the decrease in average maturity of swap agreements as shown in the table on the following page.

At September 30, 2015, the balance of our Non-Agency MBS was $650.9 million. At December 31, 2014, the balance of our Non-Agency MBS was $199.7 million. The weighted average coupon on the Non-Agency MBS increased from 2.95% at December 31, 2014 to 4.96% at September 30, 2015, due primarily to the acquisition of more fixed-rate securities at higher coupons.

Residential Mortgage Loans Held-for-Investment

At September 30, 2015, we owned all of the subordinated pieces of certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At September 30, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $12.9 million.

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

The following table pertains to all of our swaps at September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014, respectively:

	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014

Aggregate notional amount of swap agreements	$3.846 billion	$3.346 billion	$3.330 billion	$3.330 billion
Average maturity of swap agreements	3 years	3.5 years	3.75 years	4.0 years
Weighted average fixed rate paid on swap agreements	1.30%	1.56%	1.56%	1.56%
Aggregate notional amount of Eurodollars Futures Contracts	$5.35 billion	$5.35 billion	$5.30 billion	$5.50 billion

Swap agreements and Eurodollar Futures Contracts are used to provide protection from increases in interest rates having a negative impact on the market value of our portfolio that could result in our lenders requiring additional collateral for our repurchase agreement borrowings. An increase or decrease in the notional value of these agreements or contracts usually provides an increase or decrease in protection to our portfolio’s change in value due to interest rate changes. However, there are other methods that can also lessen our portfolio’s change in value due to interest rate increases. Among them are acquiring mortgages that are inherently less sensitive to interest rate changes and borrowings using long-term agreements.

After August 22, 2014, none of our swaps were designated for hedge accounting. For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At September 30, 2015, the net unrealized loss in AOCI on the swaps was approximately $29.1 million as compared to an unrealized loss of approximately $47 million at December 31, 2014.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur.

At September 30, 2015, we had 5,350 Eurodollar Futures Contacts representing $5.35 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contacts was approximately $6.7 million, which is included in “Restricted cash,” and there was a derivative liability of approximately $4.5 million.

At December 31, 2014, we had 5,500 Eurodollar Futures Contacts representing $5.5 billion in notional amount. The effective term of these contracts was three months. The cash held by the broker on the Eurodollar Futures Contacts was $2.96 million, which was included in “Restricted cash,” and there was a derivative liability of approximately $1.7 million

At September 30, 2015, we had approximately $690 million in notional amount of TBA Agency MBS. At December 31, 2014, we had approximately $690 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Our primary source of funds consists of repurchase agreements which totaled $5.83 billion at September 30, 2015. As collateral for the repurchase agreements and swaps, we had pledged approximately $5.75 billion in Agency MBS and approximately $547 million in Non-Agency MBS. Our other significant source of funds for the three months ended September 30, 2015 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $399.3 million.

For the three months ended September 30, 2015, there was a net decrease in cash and cash equivalents of approximately $9.6 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended September 30, 2015 was approximately $16 million. This is comprised primarily of a net loss of approximately $21.8 million and adding back the following non-cash items: a loss on swaps of approximately $51 million; the amortization of premiums and discounts on Agency MBS of approximately $12.6 million; accretion of discount on Non-Agency MBS of approximately $461 thousand; depreciation on rental properties of approximately $110 thousand; provision for loan losses of $70 thousand; amortization of restricted stock of $24 thousand; and loss on Eurodollar Futures Contracts of approximately $2.6 million, partially offset by periodic net settlements on swaps of approximately $10 million; a gain on TBA Agency MBS net of derivative income of approximately $10.3 million; accretion of discount on residential mortgage loans of $63 thousand; and recovery on Non-Agency MBS of approximately $7 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $11.5 million; a decrease in interest receivable of approximately $1.4 million; a decrease in accrued interest payable of approximately $7 million; a decrease in prepaid expense and other assets of approximately $270 thousand; and an increase in restricted cash of approximately $14.7 million;

•

Net cash provided by investing activities for the three months ended September 30, 2015 was approximately $317.5 million, which consisted of $399.3 million from principal payments on Agency MBS; principal payments on residential mortgage loans held-for-investment of $160 thousand; and principal payments on Non-Agency MBS of approximately $15.9 million, partially offset by purchases of Non-Agency MBS of approximately $72.3 million; purchases of residential mortgage loans held-for-investment of approximately $25.5 million; and purchases of residential properties of approximately $61 thousand; and

•

Net cash used in financing activities for the three months ended September 30, 2015 was approximately $343.1 million. This consisted of borrowings on repurchase agreements of approximately $8.992 billion, offset by repayments on repurchase agreements of approximately $9.297 billion; net settlements on TBA Agency MBS of approximately $8.8 million; the termination of de-designated swaps of approximately $22.7 million; common stock repurchased of approximately $7.5 million, net of proceeds from common stock issued; dividends paid of approximately $15.4 million on common stock; and dividends paid of approximately $1.6 million on preferred stock, less proceeds on sales of shares of Series C Preferred Stock of $0.3 million.

Relative to our MBS portfolio at September 30, 2015, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 1 day to 97 days. At September 30, 2015, we had borrowed funds under repurchase agreements with 24 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2015, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At September 30, 2015, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 7.78x at December 31, 2014 to 7.71x at September 30, 2015.

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

During the three months ended September 30, 2015, we raised approximately $180 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

During the three months ended September 30, 2015, we issued an aggregate of 12,002 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of $290 thousand, net of sales commissions. The sales agent received aggregate commissions of approximately $3 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At September 30, 2015, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our board of directors had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our board of directors also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our board of directors authorized the Company to acquire the following additional amounts of shares on the following dates: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; and 5,000,000 shares on June 18, 2015. During the three months ended September 30, 2015, we repurchased an aggregate of 1,518,438 shares at a weighted average price of $5.07 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2015, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2015 was approximately $694.8 million. Common stockholders’ equity was approximately $634.7 million, or a book value of $6.26 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $46.8 million, or 0.83% of the amortized cost of our Agency MBS, at September 30, 2015. This, along with “accumulated other comprehensive loss, derivatives” of approximately $29.1 million and “accumulated other comprehensive income, unrealized gain on available-for-sale

Non-Agency MBS” of approximately $4.2 million, constitutes the total “accumulated other comprehensive income” of approximately $21.9 million.

Non-GAAP Measure

The following table represents our common stockholders’ equity with and without accumulated other comprehensive income, or AOCI, which are non-GAAP financial measures, at September 30, 2015 and December 31, 2014, respectively, which are reconciled to the nearest comparable GAAP financial measure, which is “total stockholders’ equity.” The Company’s management believes that these financial measures, when considered together with our GAAP financial measures, provide information that is useful to investors in understanding the differences between our common stockholders’ equity including AOCI and our common stockholders’ equity without AOCI and the effect of each on our book value per share. We believe that common stockholders’ equity without AOCI is a relevant measure to provide to investors because AOCI fluctuates on a quarterly and yearly basis based upon changes in fair market values on our securities and swap agreements. Showing common stockholders’ equity without AOCI allows investors to evaluate how our common stockholders’ equity has changed exclusive of the changes in AOCI. These financial measures should not be used as a substitute in assessing the Company’s financial condition at September 30, 2015 and December 31, 2014, respectively. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

	September 30, 2015	December 31, 2014
	(in thousands)
Common stockholders’ equity without AOCI	$612,735	$723,197
AOCI – unrealized income (loss)	21,939	(14,981)
Common stockholders’ equity	634,674	708,216
Series A Preferred Stock liquidation value	47,984	47,984
Series B Preferred Stock liquidation value	25,241	25,241
Series C Preferred Stock liquidation value	10,820	-
Less: Series B Preferred Stock proceeds from issuance	(23,924)	(23,924)
Total stockholders’ equity per balance sheets	$694,795	$757,517
Common shares outstanding	101,461	109,234
Per Share Amounts:
Common stockholders’ equity without AOCI	$6.04	$6.62
AOCI	0.22	(0.14)
Common stockholders’ equity	$6.26	$6.48

The primary reasons for the decrease in common stockholder’s equity without AOCI, from approximately $723 million at December 31, 2014 to approximately $613 million at September 30, 2015, were our repurchases of our common stock of approximately $41 million, common stock dividends paid of approximately $46 million preferred stock dividends paid of approximately $5 million and the net loss for the nine months ended September 30, 2015 of approximately $18 million.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2015 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 7 to the accompanying unaudited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At September 30, 2015, none of our derivative instruments were designated as hedges.

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

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its September 2015 meeting, the FOMC maintained the Fed Funds rate at its current level and stated that it will be appropriate to raise interest rates when it sees further improvement in the labor market and it is reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. Further comments by the Federal Reserve Chairperson Janet Yellen indicated that a rate hike could still occur before the 2015 year-end.

Other Recent Activity

During 2013 and 2014, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On September 30, 2015, Congress passed an appropriations bill that will fund government operations through mid-December 2015. In March 2015, the U.S. government technically reached its debt ceiling at $18.1 trillion. The Congressional Budget Office estimated that extraordinary measures taken by the U.S. Treasury Department will only last through November 2015 and that Congress will have to reach an agreement before then to avoid a debt rating downgrade. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

Subsequent Events

When we pay any cash dividend during any quarterly fiscal period to all or substantially all of our common stockholders in an amount that results in an annualized common stock dividend yield that is greater than 6.25% (the dividend yield on our Series B Preferred Stock), the conversion rate on our Series B Preferred Stock is adjusted based on a formula specified in the Articles Supplementary Establishing and Fixing the Rights and Preferences of the Series B Preferred Stock. This conversion rate on our Series B Preferred Stock increased effective October 1, 2015 from 4.3274 shares of our common stock to 4.3942 shares of our common stock using the following information: (1) the average of the closing price of our common stock for the ten (10) consecutive trading day period was $5.12 and (2) the annualized common stock dividend yield was 11.7233%.

From October 1, 2015 through November 3, 2015, we issued an aggregate of 46,472 shares of common stock at a weighted average price of $4.85 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $226 thousand.

From October 1, 2015 through November 3, 2015, we had repurchased an aggregate of 1,402,764 shares of our common stock at a weighted average price of $4.91 per share under our share repurchase program.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At September 30, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$919,773	14.0%	$-	-%
20-year and 30-year fixed-rate investments	196,497	3.0	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	611,884	9.3	5,412,000	92.8
Greater than 3 months and less than 1 year	1,608,718	24.4	-	-
Greater than 1 year and less than 2 years	712,325	10.8	-	-
Greater than 2 years and less than 3 years	145,873	2.2	-	-
Greater than 3 years and less than 4 years	432,655	6.6	-	-
Greater than 4 years and less than 5 years	666,193	10.1	-	-
Greater than 5 years and less than 7 years	180,998	2.7	-	-
Greater than 7 years	460,160	7.0	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	41,878	0.6	419,045	7.2
Hybrid MBS	41,815	0.6	-	-
Fixed-rate MBS	567,074	8.7	-	-
Paydowns receivable	155	-	-	-
Total MBS Portfolio	$6,585,843	100.0%	$5,831,045	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2014, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,042,820	14.4%	$-	-%
20-year and 30-year fixed-rate investments	230,137	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	570,045	7.9	6,255,000	98.2
Greater than 3 months and less than 1 year	1,258,553	17.4	-	-
Greater than 1 year and less than 2 years	951,325	13.2	-	-
Greater than 2 years and less than 3 years	791,649	11.0	-	-
Greater than 3 years and less than 4 years	254,491	3.5	-	-
Greater than 4 years and less than 5 years	496,154	6.9	-	-
Greater than 5 years and less than 7 years	810,394	11.2	-	-
Greater than 7 years	617,795	8.5	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	35,796	0.5	115,740	1.8
Hybrid MBS	40,589	0.6	-	-
Fixed-rate MBS	123,325	1.7	-	-
Total MBS Portfolio	$7,223,073	100.0%	$6,370,740	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At September 30, 2015, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $51 million from a positive adjustment (other comprehensive income) at December 31, 2014 of approximately $31.6 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2015, our Agency MBS had a weighted average term to next rate adjustment of approximately 29 months while our borrowings had a weighted average term to next rate adjustment of 30 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 687 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During 2013 and 2014, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. On February 12, 2014, Congress passed a bill, which was signed into law by President Obama, suspending the debt ceiling until March 2015. On September 30, 2015, the U.S. Congress passed an appropriations bill that will fund government operations through md-December 2015. In March 2015, the U.S. government technically reached its debt ceiling at $18.1 trillion. The Congressional Budget Office estimated that extraordinary measures taken by the U.S. Treasury Department will only last through November 2015 and that Congress will have to reach an agreement before then to avoid a debt rating downgrade. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2015, we had unrestricted cash of approximately $2.9 million, $150.1 million in unpledged Agency MBS and $105 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2015 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–92%	–2.6%
–1%	–56%	–0.8%
0%	0%	0%
1%	–6%	–0.3%
2%	–23%	–1.6%

The information presented in the table below projects the impact of the same sudden changes in interest rates on our annual projected net income and projected MBS portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of September 30, 2015, the aggregate notional amount of our interest rate swap agreements was $3.846 billion and the weighted average maturity was 3 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–21%	0.8%
–1%	15%	0.9%
0%	0%	0%
1%	1%	–2.0%
2%	–69%	–5.0%

Item 4.	Controls and Procedures

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

There have been no material changes during the last fiscal quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors during the quarter ended September 30, 2015. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 12, 2015 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 4, 2015	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 4, 2015	/s/ THAD M. BROWN
Thad M. Brown
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)