Form 10-K
period 2015-12-31
ANWORTH MORTGAGE ASSET CORP
filed 2016-02-26
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the New York Stock Exchange, as of June 30, 2015 was approximately $498,593,380.

As of February 22, 2016, the registrant had 97,565,086 shares of common stock issued and 97,535,186 shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain portions of the registrant’s proxy statement for its 2015 annual meeting of stockholders to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-K ANNUAL REPORT

FISCAL YEAR ENDED DECEMBER 31, 2015

PART I

Item 1.	BUSINESS

Overview

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

•

Agency mortgage-backed securities, or Agency MBS, are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a government-sponsored enterprise, or GSE, such as the Federal National Mortgage Association, or Fannie Mae, or the Federal Home Loan Mortgage Corporation, or Freddie Mac.

•

Non-agency mortgage-backed securities, or Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.

•

Residential mortgage loans through consolidated securitization trusts. We finance residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

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

Our Manager

We are externally managed and advised by Anworth Management, LLC, or our Manager. Our Manager is supervised and directed by our board of directors, or our Board. Our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement between us and our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our Board.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains, or incorporates by reference, not only historical information, but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “target,” “believe,” “intend,” “seek,” “plan,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by references to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in this Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties and factors that could cause actual results to differ materially from those projected are described below and may be described from time to time in reports we file with the United States Securities and Exchange Commission, or the SEC, including our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

Statements regarding the following subjects, among others, that may affect our actual results may be forward-looking:

•	risks associated with investing in mortgage-backed securities, or MBS, and related assets;
•	changes in interest rates and the market value of our target investments;
•	changes in prepayment rates of the mortgage loans securing our mortgage-related investments;
•	changes in the yield curve;
•	the credit performance of our Non-Agency MBS and residential mortgage loans held-for-investment;
•	the concentration of the credit risks we are exposed to;
•	the state of the credit markets and other general economic conditions, particularly as they affect the price of earning assets and the credit status of borrowers;
•	the availability of our target investments for purchase at attractive prices;
•	the availability of financing for our target investments, including the availability of repurchase agreement financing;
•	declines in home prices;
•	increases in payment delinquencies and defaults on the mortgages comprising and underlying our target investments;
•

changes in liquidity in the market for MBS, the re-pricing of credit risk in the capital markets, inaccurate ratings of securities by rating agencies, rating agency downgrades of securities, and increases in the supply of MBS available-for-sale;

•

changes in the values of the MBS and other mortgage-related investments in our portfolio and the impact of adjustments reflecting those changes on our income statement and balance sheet, including our stockholders’ equity;

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
•

changes due to the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis and our ability to respond to and comply with such actions and changes;

•	our ability to maintain our qualification as a REIT for federal income tax purposes;
•	our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended;
•	limitations imposed on our business due to our REIT status and our status as exempt from registration under the Investment Company Act of 1940, as amended; and
•	our ability to manage our growth.

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

As used in this Annual Report on Form 10-K, “Company,” “we,” “us,” “our” and “Anworth” refer to Anworth Mortgage Asset Corporation.

Our Investment Strategy

Our investment objective is to provide attractive risk-adjusted total returns to our stockholders over the long-term primarily through dividends and secondarily through capital appreciation. Our strategy is to invest in residential MBS (both Agency MBS and Non-Agency MBS) and residential mortgage loans. We also have a small portfolio of residential real estate properties which we lease to tenants.

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

Financing Strategy

Our primary financing source for our Agency MBS portfolio is repurchase agreements which we may use to deploy, on a debt-to-allocated-equity basis, within a range of five to twelve times leverage on our Agency MBS assets. We also use repurchase agreements to finance our Non-Agency MBS using leverage of approximately two times on a debt-to-allocated equity basis. We are not required to maintain any particular minimum leverage ratio.

Currently, we also invest in the subordinate classes of newly-formed securitization trusts, which allows us to consolidate all of the loans of these trusts. These residential mortgage loans are financed through ABS issued by the securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to diversify our exposure by entering into repurchase agreements with multiple counterparties. At December 31, 2015, we had approximately $4.9 billion of outstanding balances under repurchase agreements with 22 different counterparties, with a maximum net exposure (the difference between the amount loaned to us and the value of the assets pledged by us as collateral) to any single lender of approximately $54.9 million, or approximately 8.1% of our equity.

Growth Strategy

It is our long-term objective to grow our earnings and our dividends per common share by increasing our paid-in capital and book value per share.

Our Target Investments

Our investment portfolio is focused on two different strategies that embody our hybrid investment approach. The target investments that fall under these strategies are:

Agency MBS

This strategy includes investing in Agency MBS and the related derivative transactions. The performance of this strategy is most affected by changes in interest rates, prepayments and mortgage spreads relative to U.S. Treasury securities. These assets have minimal exposure to the underlying credit of the investments. Agency MBS are collateralized by fixed-rate mortgage loans, adjustable-rate mortgage loans or hybrid mortgage loans, or derivatives thereof, including:

•	mortgage pass-through certificates issued by a GSE such as Fannie Mae and Freddie Mac;
•	collateralized mortgage obligations, or CMOs; and
•	“to-be-announced” forward contracts, or TBAs, which are pools of mortgages with specific investment terms to be issued by government-sponsored enterprises at a future date.

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

We believe the performance of our Non-Agency MBS strategy is most affected by changes in credit performance of the underlying collateral. These assets also have interest rate and mortgage spread exposure, but we believe the exposure is not viewed to be the main driver of performance.

Residential Mortgage Loans Held-for-Investment

We invest in residential mortgage loans held-for-investment through consolidated securitization trusts. We finance our residential mortgage loans through ABS issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

Residential Real Estate

These assets consist primarily of single-family residential properties which, after renovation, we lease to tenants. Our focus is on acquiring properties located in in-migration geographical areas that can produce high occupancy and attractive rental rates and generate long-term property appreciation.

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

Asset Acquisition Policy

Our Asset Acquisition Policy provides guidelines for acquiring investments and contemplates that we will acquire a portfolio of investments that can be grouped into specific categories. Each category and our respective investment guidelines are as follows:

•

Category I — At least 60% of our total assets will generally be high-quality MBS, unsecuritized prime residential mortgage loans and short-term investments. MBS in this category will be rated within one of the three highest rating categories (A- rated or better) by at least one nationally recognized statistical rating organization or, if not rated, will be obligations guaranteed by a GSE, such as Fannie Mae or Freddie Mac. Also included in Category I are the portion of mortgage loans that have been deposited into a trust and have received a rating within one of the three highest rating categories by at least one nationally recognized statistical rating organization.

•

Category II — At least 90% of our total assets will generally consist of Category I investments plus other mortgage-related assets. Included in this category are mortgage securities not rated within one of the three highest rating categories by at least one nationally recognized statistical rating organization, mortgage derivative securities, mortgage servicing rights, unsecuritized non-prime residential mortgage loans, shares of other REITs or mortgage-related companies and the portion of real estate mortgage loans that have been deposited into a trust and have not received a rating within one of the three highest rating categories by at least one nationally recognized statistical rating organization.

•	Category III — Assets not meeting any of the above criteria will be less than 10% of our total assets. Included in this category is the ownership of real estate.

Capital and Leverage Policy

We employ a leverage strategy to increase our investment assets by borrowing against existing mortgage-related assets and using the proceeds to acquire additional mortgage-related assets. Our borrowings may vary from time to time depending on market conditions and other factors deemed relevant by our management and our Board. We believe that this will leave an adequate capital base to protect against interest rate environments in which our borrowing costs might exceed our interest income from mortgage-related assets. At December 31, 2015, our leverage on capital (including common stockholders’ equity, all preferred stock and junior subordinated notes) was 6.65x.

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

If there is a decline in the credit quality of any of our Non-Agency MBS holdings or in our retained interests in the loans held in the securitization trusts, we may, after evaluation, maintain or increase our holdings or liquidate all or a portion of the position. We are not required to sell a security when it is moved to a lower Category in our Asset Acquisition Policy.

We also enter into TBA Agency MBS as either a means of investing in and financing Agency MBS or as a means of disposing of or reducing our exposure to agency securities. Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, Agency

MBS with certain principal and interest terms and certain types of collateral, but the particular Agency MBS to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these MBS out to a later date by entering into an offsetting short or long position (referred to as a “pair off”), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The Agency MBS purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop represents compensation to us for foregoing net interest margin (interest income less repurchase agreement financing cost). TBA Agency MBS are accounted for as derivative instruments since they do not meet the exemption allowed for a “regular way” security trade under ASC 815, as either the TBA contracts do not settle in the shortest period of time possible or we cannot assess that it is probable at inception that we will take physical delivery of the security or that we will not settle on a net basis.

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

Agency MBS are collateralized by pools of fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans or ARMs and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically ranging from three to ten years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs depends upon our Manager’s assessment of the relative value of the securities, which is based upon numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we may invest, are described below.

Freddie Mac and Fannie Mae

We invest in Agency MBS issued by Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency, or the FHFA, the U.S. Department of Housing and Urban Development, the SEC and the U.S. Department of the Treasury, or the U.S. Treasury, and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. Government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

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

Mortgage Credit Investments

Non-Agency MBS

Non-Agency MBS are securities backed by residential mortgages for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of MBS. Non-Agency MBS are often referred to as “private label MBS.” Non-Agency MBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance and they may also be bought at significant discounts. As such, Non-Agency MBS can carry a significantly higher level of credit exposure relative to the credit exposure of Agency MBS. We may also purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on Non-Agency MBS where the underlying mortgages are secured by residential properties within the United States. Non-Agency MBS also include securitized non-performing loans where resolution of the loans may come from loan modifications, short sales or foreclosures. While there is a high expectation of losses on these loans, the bonds benefit from credit enhancement and over-collateralization.

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

Residential Mortgage Loans Held-for-Investment

We invest in residential mortgage loans held-for-investment through consolidated securitization trusts. We finance residential mortgage loans through ABS issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

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

Mortgage Warehouse Participations.    We may occasionally acquire mortgage warehouse participations as an additional means of diversifying our sources of income. We anticipate that these investments, together with our investments in other Category III assets, will not, in the aggregate, exceed 10% of our total mortgage-related assets. These investments are participations in lines of credit to mortgage loan originators secured by recently originated mortgage loans that are in the process of being sold to investors. Our investments in mortgage warehouse participations may be limited because they are not qualified REIT assets under the Code.

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

•

Our Board is composed of a majority of independent directors. Our Audit, Compensation, Nominating and Corporate Governance and Strategic Review Committees are composed exclusively of independent directors.

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

•

We have a formal internal audit function, through the current use of an outsourced firm, to further the effective functioning of our internal controls and procedures. Our internal auditors report directly to our Audit Committee and the internal audit function is intended to provide management and our Audit Committee with an effective tool to identify and address areas of financial or operational concerns and to ensure that appropriate controls and procedures are in place. We have implemented Section 404 of the Sarbanes-Oxley Act of 2002, as amended, which requires an evaluation of internal control over financial reporting in association with our consolidated financial statements as of December 31, 2015 (see Item 9A, “Controls and Procedures,” included in this Annual Report on Form 10-K).

Competition

When we invest in MBS and other mortgage-related assets, we compete with a variety of institutional investors including other REITs, insurance companies, mutual funds, pension funds, investment banking firms, banks and other financial institutions that invest in the same or similar types of assets. Many of these investors have greater financial resources and access to lower costs of capital than we do.

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

All of the above information is also available in print upon request to our Corporate Secretary at the address listed under the heading “Company Information” above.

CERTAIN FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes particular U.S. federal income tax considerations regarding our qualification and taxation as a REIT and particular U.S. federal income tax consequences resulting from the acquisition, ownership and disposition of our capital stock. This discussion is based on current law and assumes that we have qualified at all times throughout our existence, and will continue to qualify, as a REIT for U.S. federal income tax purposes. The tax law upon which this discussion is based could be changed and any such change could have a retroactive effect. The following discussion is not exhaustive of all possible tax considerations. This summary neither gives a detailed discussion of any state, local or foreign tax considerations nor discusses all of the aspects of U.S. federal income taxation that may be relevant to an investor in light of its particular circumstances or to particular types of stockholders which are subject to special tax rules, such as insurance companies, tax-exempt entities, financial institutions or broker-dealers, foreign corporations or partnerships and persons who are not citizens or residents of the U.S., stockholders that hold our stock as a hedge, part of a straddle, conversion transaction or other arrangement involving more than one position, or stockholders whose functional currency is not the U.S. dollar. This discussion assumes that our capital stock is held by an investor as a “capital asset” under the Code, which generally is property held for investment.

General

Our qualification and taxation as a REIT depends upon our ability to meet, on an ongoing basis, various requirements imposed under the Code as discussed below, which relate to the nature of our gross income, the composition of our assets, distribution levels and diversity of stock ownership. Accordingly, the actual results of our operations for any particular taxable year may not satisfy these requirements.

We have made an election to be taxed as a REIT under the Code commencing with our taxable year ended December 31, 1998. We currently expect to continue operating in a manner that will permit us to maintain our qualification as a REIT. All qualification requirements for maintaining our REIT status, however, may not have been, or might not continue to be, met.

So long as we qualify for taxation as a REIT, we generally will be permitted a deduction for dividends that we pay to our stockholders. As a result, we generally will not be required to pay federal corporate income taxes on our net income that is currently distributed to our stockholders on a current basis. This treatment substantially eliminates the “double taxation” that ordinarily results from investment in a corporation. Double taxation means taxation once at the corporate level when income is earned and once again at the stockholder level when this income is distributed. We will be required to pay federal income tax, however, as follows:

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

To the extent that distributions exceed current and accumulated earnings and profits, they will constitute a return of capital, rather than dividend or capital gain income, and will reduce the stockholder’s tax basis in the stock with respect to which the distributions are paid and, to the extent that they exceed such basis, will be taxed in the same manner as gain from the sale of that stock. For purposes of determining whether distributions are out of current or accumulated earnings and profits, our earnings and profits will be allocated first to our preferred stock (rather than to our common stock) with the result that distributions with respect to our preferred stock are more likely to be treated as dividends than as return of capital or a distribution in excess of basis. Calculations of corporate earnings and profits are complex and it is possible that distributions expected to be a return of capital may subsequently be determined to be taxable distributions of earnings and profits.

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

We may elect to retain and pay income tax on our net long-term capital gain. In that case, if we so elect, a U.S. stockholder would be taxed on its proportionate share of our undistributed long-term capital gain (to the extent that we make a timely designation of such gain to the stockholder) and would receive a credit or refund of its proportionate share of the tax we paid. The basis of the stockholder’s shares is increased by the amount of the undistributed long-term capital gain (less the amount of capital gains tax paid by the REIT) includable by the stockholder.

If we own a residual interest in a real estate mortgage investment conduit, or REMIC, we will be taxable at the highest corporate rate on the portion of any excess inclusion income that we derive from the REMIC residual interests equal to the percentage of our stock that is held by “disqualified” organizations. Although the law is unclear, similar rules may apply if we own an equity interest in a taxable mortgage pool. To the extent that we own a REMIC residual interest or an interest in a taxable mortgage pool through a taxable REIT subsidiary, we will not be subject to this tax, although our taxable REIT subsidiary will be subject to corporate income tax on all of its income, including any income derived from the interest in a REMIC or taxable mortgage pool. A “disqualified organization” includes:

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

If we acquire any asset from a corporation which is or has been taxed as a C corporation under the Code in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset in the hands of the C corporation and we subsequently recognize gain on the disposition of the asset during the five-year period beginning on the date on which we acquired the asset, then we will be required to pay tax at the highest regular corporate tax rate on this gain to the extent of the excess of:

•	the fair market value of the asset, over
•	our adjusted basis in the asset,
•	in each case determined as of the date on which we acquired the asset.

We may be subject to a 100% excise tax on certain transactions with any taxable REIT subsidiaries (defined below) to the extent that such transactions are not conducted on a basis that is consistent with arm’s length terms.

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

7.	that meets other tests, described below, regarding the nature of its income and assets and the amount of its distributions; and
8.

that elects to be a REIT or has made such election for a previous taxable year and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service, or the IRS, that must be met in order to elect and retain REIT status.

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

Income Tests

We must satisfy two gross income requirements annually to maintain our qualification as a REIT:

•

We must derive, directly or indirectly, at least 75% of our gross income, excluding gross income from prohibited transactions, from specified real estate sources, including rental income, interest on obligations (including certain MBS) that are secured by mortgages on real property or on interests in real property, gain from the disposition of “qualified real estate assets” (i.e., interests in real property, mortgages secured by real property or interests in real property, and certain other assets), income from certain types of temporary investments, amounts, such as commitment fees, received in consideration for entering into an agreement to make a loan secured by real property, and income derived from a REMIC in proportion to the real estate assets held by the REMIC, unless at least 95% of the REMIC’s assets are real estate assets (in which case, all of the income derived from the REMIC), or the “75% gross income test;” and

•

We must derive at least 95% of our gross income, excluding gross income from prohibited transactions, from (a) the sources of income that satisfy the 75% gross income test, (b) dividends, interest and gain from the sale or disposition of stock or securities, or (c) any combination of the foregoing, or the “95% gross income test.”

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

Interest on debt secured by a mortgage on real property or on interests in real property, including, for this purpose, discount points, prepayment penalties, loan assumption fees and late payment charges that are not compensation for services, generally is qualifying income for purposes of the 75% gross income test. However, if the highest principal amount of a loan outstanding during a taxable year exceeds the fair market value of the real property securing the loan as of the date the REIT agreed to originate or acquire the loan, a portion of the interest income from such loan will not be qualifying income for purposes of the 75% gross income test but will be qualifying income for purposes of the 95% gross income test. The portion of the interest income that will not be qualifying income for purposes of the 75% gross income test will be equal to the portion of the principal amount of the loan that is not secured by real property—that is, the amount by which the loan exceeds the value of the real estate that is security for the loan. For purposes of these rules, ancillary personal property that secures a mortgage loan and has a value not in excess of 15% of the total value of the collateral (i.e., of the real property together with the personal property) is treated as real property.

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

Rents from Real Property.  Rents that we receive with respect to real property will qualify as “rents from real property” in satisfying the gross income requirements for a REIT described above provided that the following conditions are met:

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

Hedging Transactions. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swap agreements, caps and floors, options to purchase these items and futures and forward contracts. Income and gain from certain “hedging transactions” will be excluded from gross income for purposes of both the 95% gross income test and the 75% gross income test. A “hedging transaction” includes any transaction entered into in the normal course of our trade or business primarily to manage the risk of interest rate, changes or currency fluctuations with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets. We will be required to clearly identify any such hedging transaction before the close of the day on which it was acquired, originated or entered into, and to meet certain other requirements. To the extent that any of our hedging transactions do not meet these requirements, of if we hedge for other purposes, or to the extent that a portion of our mortgage loans is not secured by “real estate assets” (as described below under “Asset Tests”), or in other situations, the income from those transactions could be treated as income that does not qualify for purposes of one or both of the gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT.

Prohibited Transactions. As discussed above, a REIT will incur a 100% tax on the net income derived from any sale or other disposition of property other than foreclosure property that the REIT holds primarily for sale to customers in the ordinary course of a trade or business. We believe that our assets generally will not be held primarily for sale to customers and that sales of our assets will not be considered to be in the ordinary course of our business. Whether a REIT holds an asset “primarily for sale to customers in the ordinary course of a trade or business” depends, however, on the facts and circumstances in effect from time to time, including those related to a particular asset. When practicable, we will attempt to comply with the terms of safe-harbor provisions in the Code prescribing when an asset sale will not be characterized as a prohibited transaction or otherwise structure our sale transactions so as to minimize this risk.

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

We cannot predict, however, whether in all circumstances we would qualify for the relief provisions. In addition, as discussed above, even if the relief provisions apply, we would incur a tax equal to the amount that our gross income fails to satisfy the 75% gross income test or the 95% gross income test, as applicable, multiplied by a fraction intended to reflect our profitability.

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

Asset Tests

To qualify as a REIT, we also must satisfy the following asset tests at the end of each quarter of each taxable year:

First, at least 75% of the value of our total assets must consist of:

•	cash or cash items, including certain receivables;
•	government securities;
•	interests in real property, including leaseholds and options to acquire real property and leaseholds;
•	interests in mortgage loans secured by real property (together with ancillary personal property that does not exceed 15% of the total collateral value), including, in general, our Agency MBS;
•	stock in other REITs;
•	debt instruments issued by publicly offered REITs;
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

Third, not more than 25% of the value of our total assets (20% commencing in 2018) may be represented by securities of one or more taxable REIT subsidiaries.

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

The asset tests described above are based on our gross assets. For federal income tax purposes, we will be treated as owning both the loans we hold directly and, in general, any loans that we would securitize through non-REMIC debt securitizations. Although we will have a partially offsetting obligation with respect to the securities issued pursuant to securitizations, these offsetting obligations will generally not reduce the gross assets we are considered to own for purposes of the asset tests.

Although we believe that we have complied with and intend to continue to comply with the foregoing gross asset requirements applicable to REITs, we have held certain non-qualifying assets from time to time. At December 31, 2015, we owned approximately $141 million of investments in non-REMIC debt securitizations as well as certain other assets that did not qualify for purposes of the 75% asset test.

For purposes of these rules, if the outstanding principal balance of a mortgage loan exceeds the fair market value of the real property securing the loan (together with that of any ancillary personal property which serves as collateral), a portion of such loan likely will not be a qualifying real estate asset under the federal income tax laws.

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

•	We may recognize phantom taxable income from any residual interests in REMICs or from retained ownership interests in mortgage loans that are used in certain securitization structures.

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

If we fail to qualify as a REIT in any taxable year and no relief provision applies, we would be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In calculating our taxable income in a year in which we fail to qualify as a REIT, we would not be able to deduct amounts distributed to our stockholders. In fact, we would not be required to distribute any amounts to stockholders in that year. In such event, to the extent of our current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income. Subject to certain limitations of the federal income tax laws, corporate stockholders might be eligible for the dividends received deduction and domestic non-corporate stockholders may be eligible for the reduced federal income tax rate of 20% on qualified dividends. Unless we qualified for relief under specific statutory provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. We cannot predict whether, in all circumstances, we would qualify for such statutory relief.

Qualified REIT Subsidiaries

A Qualified REIT Subsidiary, or QRS, is any corporation in which we own 100% of the outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. The separate existence of a QRS is disregarded for federal income tax purposes. As such, assets, liabilities and income of a QRS would generally be treated as our assets, liabilities and income for purposes of each of the above REIT qualification tests. In February 2014, we incorporated our wholly-owned QRS, Anworth Properties, Inc., which commenced operations in March 2014. Our QRS may own, from time to time,  REIT-qualified assets such as certain types of mortgage assets and rental real estate assets.

Taxable REIT Subsidiaries

A Taxable REIT Subsidiary, or TRS, is any corporation in which we own stock (directly or indirectly) and that we and such corporation jointly elect to classify as a taxable REIT subsidiary. A taxable REIT subsidiary is not subject to the REIT asset, income and distribution requirements, nor is its assets, liabilities or income treated as our assets, liabilities or income for purposes of each of the above REIT qualification tests. We have incorporated Anworth Property Services, Inc., a wholly-owned subsidiary which we intend will be treated as a TRS, although it has not yet commenced operations. Our TRS will provide an entity through which we may participate in various activities that might otherwise have adverse tax consequences if conducted directly by a REIT or through a QRS. Unlike a REIT, a TRS pays standard corporate taxes on its income. Examples of activities in which a TRS might engage include: sales of assets in the ordinary course of business that would be a prohibited transaction if sold by the parent REIT; certain securitization activities; and certain service activities (including management of properties owned by third parties and non-customary services to real estate tenants). We generally intend to make a taxable REIT subsidiary election with respect to any other corporation in which we acquire securities constituting more than 10% by vote or value of such corporation and that is not a qualified REIT subsidiary. However, the aggregate value of all of our taxable REIT subsidiaries must be limited to 25% of the total value of our assets (20% commencing in 2018).

We may be subject to a 100% penalty tax on certain transactions with a taxable REIT subsidiary that are not on an arm’s length basis. We intend for the terms of any transactions with a taxable REIT subsidiary to be consistent with arm’s length terms.

We generally expect to derive any income from any taxable REIT subsidiaries in the form of dividends. Such dividends are not real estate source income for purposes of the 75% income test, although they will qualify for purposes of the 95% test. Therefore, when aggregated with our non-real estate source income, such dividends must not exceed 25% of our gross income in any year. We intend to monitor the value of our investment in, and the distributions from, our taxable REIT subsidiaries to ensure compliance with all applicable REIT income and asset tests in the event that we establish any taxable REIT subsidiaries.

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

Distributions Generally

Distributions out of our current or accumulated earnings and profits, other than capital gain dividends, will generally be taxable to U.S. stockholders as ordinary income. Provided that we continue to qualify as a REIT, dividends paid by us will not be eligible for the dividends received deduction generally available to U.S. stockholders that are corporations. To the extent that we make distributions in excess of current and accumulated earnings and profits, the distributions will be treated as a tax-free return of capital to each U.S. stockholder and will reduce the adjusted tax basis which each U.S. stockholder has in our stock by the amount of the distribution, but not below zero. Distributions in excess of a U.S. stockholder’s adjusted tax basis in its stock will be taxable as capital gain and will be taxable as long-term capital gain if the stock has been held for more than one year. If we declare a dividend in October, November, or December of any calendar year which is payable to stockholders of record on a specified date in such a month and actually pay the dividend during January of the following calendar year, the dividend is deemed to be paid by us and received by the stockholder on December 31st of the previous year, but only to the extent we have any remaining undistributed earnings and profits (as computed under the Code) as of December 31st. Any portion of this distribution in excess of our previously undistributed earnings and profits as of December 31st should be treated as a distribution to our stockholders in the following calendar year for U.S. federal income tax purposes. Stockholders may not include in their own income tax returns any of our net operating losses or capital losses. Ordinary dividends to a U.S. stockholder generally will not be eligible for the favorable tax rates (currently 20% maximum rate) for “qualified dividend income.” However, the 20% tax rate for “qualified dividend income” will apply to our ordinary REIT dividends that are attributable to (i) dividends received by us from non-REIT corporations such as a taxable REIT subsidiary, and (ii) any income on which we have paid a corporate income tax.

Cost Basis Reporting

New federal income tax information reporting rules may apply to certain transactions in our shares, including the acquisition of shares pursuant to the Dividend Reinvestment and Stock Purchase Plan. Where such rules apply, the “cost basis” calculated for the shares involved will be reported to the IRS and to you. For “cost basis” reporting purposes, you may identify by lot the shares that you transfer or that are redeemed, but if you do not timely notify us of your election, we will identify the shares that are transferred or redeemed on a “first in/first out” basis. The shares in the Dividend Reinvestment and Stock Purchase Plan are also eligible for the “average cost” basis method, should you so elect.

Brokers that are required to report the gross proceeds from a sale of shares on Form 1099-B are generally required to report the customer’s adjusted basis in the shares and whether any gain or loss with respect to the shares is long-term or short-term. In some cases, there may be alternative methods of determining the basis in shares that are disposed of, in which case a broker will apply a default method of its choosing if the investor does not indicate which method it chooses to have applied.

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

Retention of Net Capital Gains

We may elect to retain, rather than distribute as a capital gain dividend, our net capital gains. If we were to make this election, we would pay tax on such retained capital gains. In such a case, if we so elect, our stockholders would:

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

Passive Activity Losses, Investment Interest Limitations and Other Considerations of Holding Our Stock

Distributions that we make and gains arising from the sale or exchange of our stock by a U.S. stockholder will not be treated as passive activity income. As a result, U.S. stockholders will not be able to apply any “passive losses” against income or gains relating to our stock. Distributions by us, to the extent they do not constitute a return of capital, generally will be treated as investment income for purposes of computing the limitations under the Code on the deductibility of investment interest expense. Further, if we, or a portion of our assets, were to be treated as a taxable mortgage pool, or if we hold a residual interest in a REMIC, any resultant excess inclusion income that we derive which is allocated to you could not be offset by any losses or other deductions you may have.

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

Taxation of Tax-Exempt Stockholders

The IRS has ruled that amounts distributed as a dividend by a REIT will be excluded from the calculation of unrelated business taxable income, or UBTI, when received by a tax-exempt entity. Based on that ruling, provided that a tax-exempt stockholder has not held our stock as “debt financed property” within the meaning of the Code, i.e., property, the acquisition, or holding of which is financed through a borrowing by the tax-exempt U.S. stockholder, the stock is not otherwise used in an unrelated trade or business, and we do not hold a residual interest in a REMIC that gives rise to “excess inclusion” income, as defined in Section 860E of the Code, dividend income on our stock and income from the sale of our stock should not be unrelated business taxable income to a tax-exempt stockholder. However, if we or a pool of our assets were to be treated as a “taxable mortgage pool,” a portion of the dividends paid to a tax-exempt stockholder may be subject to tax as unrelated business taxable income. Although we do not believe that we, or any portion of our assets, will be treated as a taxable mortgage pool, no assurance can be given that the IRS might not successfully maintain that such a taxable mortgage pool exists.

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

Notwithstanding the above, however, a substantial portion of the dividends that a tax-exempt stockholder receives may constitute UBTI if we are treated as a “pension-held REIT” and the stockholder is a pension trust which:

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

The percentage of any REIT dividend treated as unrelated business taxable income is equal to the ratio of:

•

the unrelated business taxable income earned by the REIT, less directly related expenses, treating the REIT as if it were a qualified trust (and therefore subject to the rules regarding unrelated business taxable income), to

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

Distributions in excess of our current and accumulated earnings and profits will not be taxable to non-U.S. stockholders to the extent that these distributions do not exceed the adjusted basis of the stockholder’s stock, but rather will reduce the adjusted basis of that stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a non-U.S. stockholder’s stock, these distributions will give rise to tax liability if the non-U.S. stockholder would otherwise be subject to tax on any gain from the sale or disposition of its stock, as described below. Because it generally cannot be determined at the time a distribution is made whether or not such distribution may be in excess of current and accumulated earnings and profits, the entire amount of any distribution normally will be subject to withholding at the same rate as a dividend. However, amounts so withheld are creditable against U.S. tax liability, if any, or refundable by the IRS to the extent that the distribution is subsequently determined to be in excess of our current and accumulated earnings and profits. We are also required to withhold 15% of any distribution in excess of our current and accumulated earnings and profits if our stock is a U.S. real property interest and if we are not a domestically controlled REIT, as discussed below. Consequently, although we intend to generally withhold at a rate of 30% on the entire amount of any distribution to a non-U.S. stockholder, to the extent that we do not do so, any portion of a distribution not subject to withholding at a rate of 30% may be subject to withholding at a rate of 15%.

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

For any year in which we qualify as a REIT, distributions that are attributable to gain from the sale or exchange of a U.S. real property interest, which includes some interests in real property, but generally does not include an interest solely as a creditor in mortgage loans or MBS, will be taxed to a non-U.S. stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, or FIRPTA. Under FIRPTA, distributions attributable to gain from sales of U.S. real property interests are taxed to a non-U.S. stockholder as if that gain were effectively connected with the stockholder’s conduct of a U.S. trade or business (effectively connected income). Non-U.S. stockholders thus would be taxed on such income at the normal capital gain rates applicable to U.S. stockholders, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. Distributions that are subject to FIRPTA also may be subject to the 30% branch profits tax in the hands of a non-U.S. corporate stockholder. We are required to withhold 35% of any distribution that we designate (or, if greater, the amount that we could designate) as a capital gains dividend. The amount withheld is creditable against the non-U.S. stockholder’s FIRPTA tax liability.

A capital gain distribution from a REIT to a foreign investor will not be treated by a non-U.S. stockholder as effectively connected income, provided that (i) the distribution is received with respect to a class of stock that is regularly traded on an established securities market located in the U.S. (our stock currently is so traded) and (ii) the foreign investor does not own more than 10% of the class of stock at any time during the taxable year within which the distribution is received. In that case, the foreign investor is not required to file a U.S. federal income tax return by reason of receiving such a distribution. Such a distribution is treated as an ordinary dividend that is subject to withholding and taxation as described above and is not treated as a capital gain. Also, the branch profits tax does not apply to such a distribution.

Gain recognized upon the sale of our stock by a non-U.S. stockholder could be treated as effectively connected income under FIRPTA if we are considered to be a United States Real Property Holding Corporation, or USRPHC. In general, a corporation is considered to be a USRPHC if more than 50% of its business assets at any time during a prescribed testing period (which is typically five years) consist of U.S. real property interests. Interests solely as a creditor, including most mortgage loans and MBS, are not considered to be U.S. real property interests. Although we hold certain U.S. real property interests, we do not believe that we are or have been a USRPHC, in which case FIRPTA would not apply to gain recognized upon a sale of our stock.

Even if we become a USRPHC in the future, gains recognized by a non-U.S. stockholder upon a sale of our stock generally will not be taxed under FIRPTA if we are a domestically-controlled REIT, which is a REIT in which at all times during a specified testing period less than 50% in value of the stock was held directly or indirectly by non-U.S. stockholders. Because our stock is publicly traded, we cannot assure our investors that we are or will remain a domestically-controlled REIT. Even if we are not a domestically-controlled REIT, however, a non-U.S. stockholder that owns, actually or constructively, 10% or less of our stock throughout a specified testing period will not recognize taxable gain on the sale of our stock under FIRPTA if the shares are traded on an established securities market.

If gain from the sale of the stock were subject to taxation under FIRPTA, the non-U.S. stockholder would be subject to the same treatment as U.S. stockholders with respect to that gain, subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals. The 30% branch profits tax to which non-U.S. corporations are subject would not apply to such gain. In addition, the purchaser of the stock could be required to withhold 15% of the purchase price and remit such amount to the IRS.

The Protecting Americans from Tax Hikes Act of 2015, or the PATH Act, creates new exemptions from FIRPTA for foreign pension funds that meet certain requirements and for “qualified shareholders.” Qualified shareholders are certain foreign entities that are publicly traded “qualified collective investment vehicles” which are subject to exchange of information provisions pursuant to a tax treaty between the United States and their home country, maintain records identifying large shareholders and meet certain other requirements. To the extent that a non-U.S. stockholder is subject to either of these exemptions, FIRPTA will not apply either to gain recognized by the non-U.S. stockholder upon a sale of our stock or to capital gain dividend that is attributable to a sale by us of a U.S. real property interest.

Gain upon the sale of our stock by a non-U.S. stockholder that is not subject to FIRPTA will be taxable to a non-U.S. stockholder if:

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

Information Reporting and Backup Withholding

If the proceeds of a disposition of our stock are paid by or through a U.S. office of a broker-dealer, the payment is generally subject to information reporting and to backup withholding (currently at a rate of 28%) unless the disposing non-U.S. stockholder certifies as to his name, address and non-U.S. status or otherwise establishes an exemption. Generally, U.S. information reporting and backup withholding will not apply to a payment of disposition proceeds if the payment is made outside the U.S. through a foreign office of a foreign broker-dealer. If the proceeds from a disposition of our stock are paid to or through a foreign office of a U.S. broker-dealer or a non-U.S. office of a foreign broker-dealer that is (i) a “controlled foreign corporation” for federal income tax purposes, (ii) a foreign person 50% or more of whose gross income from all sources for a three-year period was effectively connected with a U.S. trade or business, (iii) a foreign partnership with one or more partners who are U.S. persons and who in the aggregate hold more than 50% of the income or capital interest in the partnership, or (iv) a foreign partnership engaged in the conduct of a trade or business in the U.S., then (a) backup withholding will not apply unless the broker-dealer has actual knowledge that the owner is not a foreign stockholder, and (b) information reporting will not apply if the non-U.S. stockholder satisfies certification requirements regarding its status as a foreign stockholder.

Foreign Accounts

Shareholders that acquire our stock through an account maintained at a non-U.S. financial institution should be aware that the Foreign Account Tax Compliance Act, or FATCA, provides that a 30% withholding tax will be imposed on certain payments made to a foreign entity (such as dividends that we pay and proceeds from the sale of our stock) if such entity fails to satisfy certain new disclosure and reporting rules. FATCA generally requires that (i) in the case of shareholder that is foreign financial institution (defined broadly to include a hedge fund, a private equity fund, a mutual fund, a securitization vehicle or other investment vehicle), the entity identify and provide information with respect to financial accounts with such entity held (directly or indirectly) by U.S. persons and U.S.-owned foreign entities and (ii) in the case of a shareholder that is a non-financial foreign entity, the entity identify and provide information with respect to substantial U.S. owners of such entity.

The IRS has released guidance providing that FATCA withholding with respect to gross proceeds from the disposition of stock will not be imposed on payments made prior to January 1, 2019. The U.S. Treasury has signed certain Intergovernmental Agreements with other countries to implement the exchange of information required under FATCA. Shareholders that invest in the Company through an account maintained at a non-U.S. financial institution are strongly encouraged to consult with their own tax advisors regarding the potential application and impact of FATCA and any Intergovernmental Agreement between the United States and their home jurisdiction in connection with FATCA compliance.

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

The recently enacted PATH Act contains changes to certain aspects of the U.S. federal income tax rules applicable to REITs. The Act modifies various rules that apply to a REIT’s ownership of and business relationship with its taxable REIT subsidiaries and reduces (beginning in 2018) the value of a REIT’s assets that may be in TRSs from 25% to 20%. The PATH Act makes permanent the reduction of the period (from ten years to five years) during which a REIT is subject to corporate-level tax on the recognition of built-in gains in assets of an acquired corporation. The PATH Act also makes multiple changes related to FIRPTA, expands prohibited transaction safe harbors and qualifying hedges, and repeals for publicly offered REITs the rules that previously could apply to limit the deductibility of certain distributions if they were considered to be preferential dividends. Lastly, the PATH Act adjusts the way a REIT calculates earnings and profits in certain circumstances to avoid double taxation at the shareholder level, and expands the types of assets and income treated as qualifying for purposes of the REIT requirements. Investors are urged to consult their tax advisors with respect to these changes and the potential impact on an investment in our stock.

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

We rely on the availability of financing to acquire MBS on a leveraged basis. Institutions from which we obtain financing may have owned or financed MBS and other assets, which have declined in value and caused them to suffer losses as a result of the downturn in the residential mortgage market. As these conditions or other unfavorable market conditions persist, institutions may be forced to exit the repurchase agreement market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing and, in such event, could make it more difficult for us to obtain financing on favorable terms or at all.

During the past several years, there have been several proposed or completed mergers, acquisitions and bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. Fewer potential counterparties may reduce our ability to diversify and thereby attempt to minimize risk of counterparty default. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. As a result of these difficulties, there has been an increased focus by U.S. and international regulators and banking groups (such as from the Dodd-Frank legislation and Basel III accord) on increasing capital requirements for financial institutions and on greater restrictions on lending. This may have an adverse impact on the supply of MBS and could also make it more difficult for us as well as others in the marketplace to obtain financing on favorable terms or at all. Our profitability may be adversely affected if we are unable to obtain cost-effective financing for our investments.

Failure to procure funding on favorable terms, or at all, would adversely affect our results and may, in turn, negatively affect the market price of shares of our common stock, Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock.

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

If we are unable to negotiate favorable terms and conditions on future borrowing arrangements with one or more of our lenders, our financial condition and earnings could be negatively impacted.

The terms and conditions of each borrowing arrangement with our lenders are negotiated on a transaction-by-transaction basis. Our access to financing depends upon many factors over which we have little or no control including, but not limited to: general market conditions; each lender’s view of the quality and value of our assets and our liquidity; regulatory requirements; our current and future earnings potential; and the market price of our stock. Key terms and conditions of each transaction include interest rates, maturity dates, asset pricing procedures and margin requirements. We cannot assure you that we will be able to continue to negotiate favorable terms and conditions on our future borrowing arrangements.

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

In addition to the FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has taken various actions intended to provide Fannie Mae and Freddie Mac with additional liquidity and ensure their financial stability. The U.S. Treasury can hold its portfolio of Agency MBS to maturity and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target investments. It is also possible that if and when the U.S. Treasury commits to purchase Agency MBS in the future, it could create additional demand that would increase the pricing of Agency MBS that we seek to acquire.

Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac should be re-examined. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be eliminated or considerably limited relative to historical measurements. The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an Agency MBS and could have broad adverse market implications. In addition, if Fannie Mae or Freddie Mac was eliminated, or their structures were to change radically, we would not be able to acquire Agency MBS from these companies, which would eliminate a major component of our business model.

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

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Over the past several years, separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. None of these bills have garnered enough support for a vote. It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. To date, Congress has not taken any further action on this bill.

Certain actions taken or that may be taken in the future by the U.S. government to address the financial crisis could negatively affect the availability of financing, the quantity and quality of available products, cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition.

In September 2012, the Fed Open Market Committee of the Federal Reserve, or the FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its December 2015 meeting, the FOMC increased the Fed Funds rate by 25 basis points and stated that it would be appropriate to gradually increase interest rates in 2016, as there has been considerable improvement in the labor market and it is reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. At its January 2016 meeting, the FOMC kept the Fed Funds rate at its current level due to uncertainties in the economy. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

The failure or delay by the U.S. government to resolve future debt ceiling crises could materially adversely affect our stock price, our business, results of operations and financial condition.

During 2013, 2014 and 2015, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2015, Congress passed a bill that would keep the government funded through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and of the securities in our portfolio.

Mortgage loan modification programs and future legislative action may adversely affect the value of, and the returns on, the MBS and other mortgage assets in which we invest.

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

As the European credit crisis continues, with the bailout of Greece, and problems in other countries such as Italy and Spain, there is a growing risk to the financial condition and stability of major European banks. Many of the European banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments. In June 2015, Standard & Poor’s downgraded the credit ratings of several European commercial banks. If the European credit crisis continues to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Our leveraging strategy increases the risks of our operations.

Relative to our MBS, we have generally borrowed, on a short-term basis, between seven to twelve times the amount of our equity, although our borrowings may at times be above or below this amount. During the past several years, we have reduced our borrowings on Agency MBS to a range of five to nine times the amount of our equity due to the uncertainty in the marketplace and the broader problems in the economy. Our leverage on Non-Agency MBS is currently approximately two times on a debt-to-allocated equity basis. We incur this leverage by borrowing against a substantial portion of the market value of our mortgage-related assets. Use of leverage can enhance our investment returns (and at times when we reduce our leverage, our profitability may be reduced as a result). Leverage, however, also increases risks. In the following ways, the use of leverage increases our risk of loss and may reduce our net income by increasing the risks associated with other risk factors including a decline in the market value of our MBS or a default of a mortgage-related asset:

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

Our borrowing costs under repurchase agreements generally correspond to short-term interest rates such as LIBOR or a short-

term Treasury index, plus or minus a margin. The margins on these borrowings over or under short-term interest rates may vary depending upon:

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

A change in the LIBOR setting process could affect the interest rates that borrowing agreement counterparties charge on borrowings in general. Any such change could affect our borrowing agreements and could have an adverse impact on our net interest income.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, or the BBA, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the ICE Benchmark Administration, or the IBA, following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and ensuring the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Any borrowing arrangements that we use to finance our assets may require us to provide additional collateral or pay down debt, and if these requirements are not met, our financial condition and prospects could deteriorate rapidly.

Our repurchase agreements and other borrowing agreements involve the risk that the market value of the securities pledged or sold by us to the borrowing agreement counterparty may decline in value, in which case the counterparty may require us to provide additional collateral or to repay all or a portion of the funds advanced. We may not have additional collateral or the funds available to repay our debt at that time, which would likely result in defaults unless we are able to raise the funds from alternative sources, which we may not be able to achieve on favorable terms or at all. Posting additional collateral would reduce our liquidity and limit our ability to leverage our assets. If we cannot meet these requirements, the counterparty could accelerate its indebtedness, increase the interest rate on advanced funds and terminate our ability to borrow funds from them, which could materially and adversely affect our financial condition and ability to implement our investment strategy. In addition, in the event that the counterparty files for bankruptcy or becomes insolvent, our securities may become subject to bankruptcy or insolvency proceedings, thus depriving us of the benefit of these assets. In the event that we are unable to meet these collateral obligations, our financial condition and prospects could deteriorate rapidly.

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

We engage in hedging activity from time to time. As such, we use various derivative financial instruments to provide a level of protection against interest rate risks, but no hedging strategy can protect us completely. When interest rates change, we expect to record a gain or loss on derivatives, which would be offset by an inverse change in the value of loans. Additionally, from time to time, we may enter into hedging transactions in connection with our holdings of MBS and government securities with respect to one or more of our assets or liabilities. Our hedging activities may include entering into interest rate swaps, caps and floors, options to purchase these items and futures and forward contracts. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. We cannot assure you that our use of derivatives will offset the risks related to changes in interest rates. It is likely that there will be periods in the future during which we will incur losses after accounting for our derivative financial instruments. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. In addition, the nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging strategies involve transaction and other costs. We cannot assure you that our hedging strategy and the derivatives that we use will adequately offset the risk of interest rate volatility or that our hedging transactions will not result in losses.

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

From time to time, we enter into interest rate swap agreements to hedge risks associated with movements in interest rates. Entities entering into interest rate swap agreements are exposed to credit losses in the event of non-performance by counterparties to these transactions. Effective October 12, 2012, the Commodities Futures Trading Commission, or the CFTC, issued new rules regarding swaps under the authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual swap transactions between counterparties, they do require that after September 9, 2013, the clearing of all swap transactions occur through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the swap. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all swaps we entered into prior to September 9, 2013, we are not required to clear them through the central clearinghouse and these swaps are still subject to the risks of nonperformance by any of the individual counterparties with whom we entered into these transactions. If the swap counterparty cannot perform under the terms of an interest rate swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the interest rate swap, and the hedged liability would cease to be hedged by the interest rate swap. We may also be at risk for any collateral we have pledged to secure our obligation under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. There may not always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

Competition may prevent us from acquiring mortgage-related assets at favorable yields and that would negatively impact our profitability.

Our net income largely depends on our ability to acquire mortgage-related assets at favorable spreads over our borrowing costs. In acquiring mortgage-related assets, we compete with other REITs, investment banking firms, savings and loan associations, banks, insurance companies, mutual funds, other lenders and other entities that purchase mortgage-related assets, many of which have greater financial resources than us, and many of which are not subject to the operating constraints associated with REIT tax compliance or maintenance of an exemption from the Investment Company Act. As a result, we may not in the future be able to acquire sufficient mortgage-related assets at favorable spreads over our borrowing costs. If that occurs, our profitability will be harmed.

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

Most of the Agency MBS that we acquire are adjustable-rate securities. This means that their interest rates may vary over time based upon changes in a short-term interest rate index. Therefore, in most cases, the interest rate indices and repricing terms of the MBS that we acquire and their funding sources will not be identical, thereby creating an interest rate mismatch between our assets and liabilities. While the historical spread between relevant short-term interest rate indices has been relatively stable, there have been periods when the spread between these indices was volatile. During periods of changing interest rates, these mismatches could reduce our net income, dividend yield and the market price of our stock.

The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2015, our Agency MBS had a weighted average term to next rate adjustment of approximately 28 months, while our borrowings had a weighted average term to next rate adjustment of 27 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 736 days. Accordingly, in a period of rising interest rates, we could experience a decrease in net income or a net loss because the interest rates on our borrowings adjust faster than the interest rates on our adjustable-rate MBS.

Increased levels of prepayments from Agency MBS may decrease our net interest income.

Pools of mortgage loans underlie the MBS that we acquire. We generally receive payments from principal payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans faster than expected, this results in prepayments that are faster than expected on the MBS. Faster than expected prepayments could harm our profitability as follows:

•

We primarily purchase Agency MBS that have a higher interest rate than the market interest rate at the time. In exchange for this higher interest rate, we pay a premium over the par value to acquire the security. In accordance with accounting rules, we amortize this premium over the term of the mortgage-backed security. If the mortgage-backed security is prepaid in whole or in part prior to its maturity date, however, we expense the premium that was prepaid at the time of the prepayment. At December 31, 2015, substantially all of our Agency MBS had been acquired at a premium.

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

We generally fund our acquisition of fixed-rate MBS with short-term borrowings. During periods of rising interest rates, our costs associated with borrowings used to fund acquisition of fixed-rate assets are subject to increases while the income we earn from these assets remains substantially fixed. This reduces or could eliminate the net interest spread between the fixed-rate MBS that we purchase and our borrowings used to purchase them, which could lower our net interest income or cause us to suffer a loss. At December 31, 2015, 11.6% of our MBS were 15-year fixed-rate Agency MBS, 3.3% of our MBS were 20-year and 30-year fixed-rate Agency MBS and approximately 10.7% of our MBS were fixed-rate Non-Agency MBS.

Interest rate caps on our adjustable-rate MBS may reduce our income or cause us to suffer a loss during periods of rising interest rates.

Our adjustable-rate MBS (including hybrid adjustable-rate MBS) are subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through maturity of a mortgage-backed security. Our borrowings are not subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while interest rate caps would limit the interest rates on our adjustable-rate MBS. This problem is magnified for our adjustable-rate MBS that are not fully indexed. Further, some adjustable-rate MBS may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we could receive less cash income on adjustable-rate MBS than we need to pay interest on our related borrowings. These factors could lower our net interest income or cause us to suffer a loss during periods of rising interest rates. At December 31, 2015, approximately 74.4% of our MBS were adjustable-rate securities.

A decline in the fair market value of our Non-Agency MBS could result in us recording impairments on these investments, which may have an adverse effect on our results of operations and financial condition.

A majority of our Non-Agency MBS are accounted for under ASC 310-30, Loans and Debt Securities Acquired with Credit Deterioration (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents accretable yield, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

Our investments in Non-Agency MBS and residential mortgage loans held-for-investment involve credit risk, which could materially adversely affect our results of operations.

Investments in MBS carry a risk that the borrower on the underlying mortgage may default on their obligations to make full and timely payments of principal and interest. Pursuant to our investment policy, we have the ability to acquire Non-Agency MBS and other investment assets of lower credit quality (less than investment grade). In general, Non-Agency MBS and residential mortgage loans held-for-investment carry greater investment risk than Agency MBS because they are not guaranteed as to principal and/or interest by the U.S. Government, any federal agency or any federally chartered corporation. Unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing our Non-Agency MBS and residential mortgage loans held-for-investment may adversely affect the values of such assets. Accordingly, Non-Agency MBS and other investment assets of less-than-high credit quality could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on these assets.

We may have significant credit risk, especially on Non-Agency MBS and residential mortgage loans held-for-investment, in certain geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages collateralizing our mortgage assets may be concentrated in certain geographic areas. Any event that adversely affects the economy or real estate market in these areas could have a disproportionately adverse effect on our mortgage assets. In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area. This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our mortgage assets in this area. This may then materially adversely affect our credit loss experience on our mortgage assets in such area if unexpectedly high rates of default (i.e., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane, wildfires, or a flood), economic or housing downturns, terrorist events, significant adverse climate change, or any other adverse event may cause a sudden decrease in the value of real estate and would likely reduce the value of the properties securing the mortgages collateralizing or mortgage assets. Since certain natural disasters may not typically be covered by the standard hazard insurance policies maintained by borrowers, the borrowers may not be able to repair the properties or may stop paying their mortgages if the property is damaged. This would likely cause defaults and credit loss severities to increase on the pool of mortgages securing our mortgage assets which may materially adversely affect our results of operations and financial condition.

We invest in Non-Agency MBS that are collateralized by loans of lower credit quality, such as Alt-A loans or securitized non-performing loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We invest in Non-Agency MBS backed by collateral pools containing mortgage loans that have been originated using underwriting standards that are less strict than those used in underwriting “prime mortgage loans” (mortgage loans that generally conform to the underwriting standards of Fannie Mae or Freddie Mac). These loans may experience delinquency, foreclosure, bankruptcy and loss rates that are higher than “prime mortgage loans,” which could cause the performance of Non-Agency MBS backed by such lower credit quality loans to be adversely affected, which could materially adversely impact our results of operations and financial condition.

We may generate taxable income that differs from our GAAP income on Non-Agency MBS purchased at a discount to par value, which may result in significant timing differences in the recognition of income and losses.

We acquire Non-Agency MBS at prices that reflect significant market discounts on their unpaid principal balances. For financial statement reporting purposes, we would generally establish, on such securities, a portion of the discount as a non-accretable discount. This non-accretable discount is generally not accreted into income for financial statement purposes. For tax purposes, however, we would not be permitted to establish a reserve for credit losses prior to their actual occurrence. Such differences between tax accounting and GAAP accounting can lead to significant timing differences in the recognition of income and losses. Taxable income on Non-Agency MBS purchased at a discount to par value may be higher than GAAP income in early periods (before losses are actually incurred) and lower than GAAP income in subsequent periods when the realized credit losses are incurred. As a REIT must distribute at least 90% of its annual taxable income (subject to certain adjustments) to our stockholders, such timing differences could affect the amount of the dividend distribution. However, dividends are declared and paid at the discretion of our Board and depend not only on REIT taxable income but also on our financial results, our overall financial condition, maintenance of our REIT qualification and such other factors as our board may deem relevant from time to time.

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

We acquire mortgage-backed securities and loans that are subject to defaults, foreclosure timeline extensions, fraud, residential price depreciation, and unfavorable modifications of principal amounts, interest rates and amortization of principal, which could result in losses to us.

Mortgage-backed securities are secured by mortgage loans (primarily single-family residential properties for MBS). Accordingly, the MBS we invest in are subject to all the risks of the respective underlying mortgage loans, including risks of defaults, foreclosure timeline extensions, fraud, price depreciation and unfavorable modifications of principal amounts, interest rates and amortization of principal, accompanying the underlying mortgage loans.

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

Our subordinated mortgage assets may be in the “first loss” position, subjecting us to greater risks of loss.

We invest in certain tranches of mortgage assets that are only entitled to a portion of the principal and interest payments made on mortgage loans underlying the securities issued by the securitization trust. In general, losses on a mortgage loan included in an MBS securitization trust will be borne first by the equity holder of the issuing trust, if any, and then by the “first loss” subordinated security holder and then by the “second loss” subordinate holder and so on.

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

The servicing of the mortgage loans that are the underlying collateral of our Non-Agency MBS is outside of our control and if this servicing is not successful in limiting future delinquencies, defaults and losses, it could adversely affect our results of operations.

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

Messrs. Lloyd McAdams, Joseph E. McAdams and others are officers and employees of our Manager and are also officers and employees of Pacific Income Advisers, or PIA, where they devote a portion of their time. These officers and employees are under no contractual obligations mandating minimum amounts of time to be devoted to our Company. In addition, a trust controlled by Mr. Lloyd McAdams is the principal stockholder of PIA.

These officers and employees are involved in investing both our assets and approximately $10.2 billion in MBS and other fixed income assets for institutional clients and individual investors through PIA. These multiple responsibilities and ownerships may create conflicts of interest if these officers and employees of our Company are presented with opportunities that may benefit both us and the clients of PIA. These officers allocate investments among our portfolio and the clients of PIA by determining the entity or account for which the investment is most suitable. In making this determination, these officers consider the investment strategy and guidelines of each entity or account with respect to acquisition of assets, leverage, liquidity and other factors that our officers determine appropriate. These officers, however, have no obligation to make any specific investment opportunities available to us and the above-mentioned conflicts of interest may result in decisions or allocations of securities that are not in our best interests.

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

Mr. Lloyd McAdams is also an owner and Chairman of Syndicated Capital, Inc., a registered broker-dealer. Syndicated Capital, Inc. has been authorized by our Board to act as an authorized broker on any buyback of the Company’s common stock. The service to PIA and Syndicated Capital, Inc. by the officers and employees of our Manager allow them to spend only part of their time and effort managing our Company, as they are required to devote a portion of their time and effort to the management of other companies, and this may harm our overall management and operating results.

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

We depend on the diligence, experience and skill of the officers and employees of our Manager for the selection, structuring and monitoring of our mortgage-related assets and associated borrowings. The key officers of our Manager include Mr. Lloyd McAdams, President and Chief Executive Officer; Mr. Joseph E. McAdams, Chief Investment Officer and Executive Vice President; Mr. Charles J. Siegel, Chief Financial Officer, Treasurer and Secretary; Mr. Brett Roth, Senior Vice President; Ms. Bistra Pashamova, Senior Vice President; and Mr. Evangelos Karagiannis, Vice President. Our dependence on our Manager is heightened by the fact that they have a relatively small number of employees and the loss of any key person could harm our entire business, financial condition, cash flow and results of operations. In particular, the loss of the services of Messrs. Lloyd McAdams or Joseph E. McAdams could seriously harm our business.

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

With the consent of the majority of our independent directors, and with at least 180-days’ prior written notice before the end of the calendar year, we may elect to not renew the Management Agreement at the end of the calendar year. If we elect not to renew the Management Agreement without cause, we will be required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the year-end termination of the Management Agreement.

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

At December 31, 2015, if this termination event had occurred, the termination fee, based on the average annual management fee earned by our Manager during the 24-month period immediately preceding the most recently completed quarter prior to the effective date of termination, would be approximately $29.3 million.

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

The Management Agreement provides that, without the consent of our Manager, the Company may not, for two years after termination of the Management Agreement, employ any employee of our Manager or any of its Affiliates or any person who has been employed by our Manager or any of its Affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with the Company. This provision would make it unlikely that the Company would be able to immediately rely on the experience and knowledge of the employees of the former Manager to assist in any changes made by the Board, including assisting with the sale, or the sale or liquidation of a substantial portion of the assets of the Company.

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

Pursuant to the Management Agreement, our Manager does not assume any responsibility other than to render the services called for thereunder and is not responsible for any action of our Board in following or declining to follow any advice or recommendation of our Manager. Our Manager and its Affiliates, and the directors, officers, employees and stockholders of our Manager and its Affiliates, are not liable to us, any subsidiary of ours, our Board or our stockholders for any acts or omissions by our Manager, its officers, employees or its Affiliates, performed in accordance with and pursuant to the Management Agreement, except by reason of acts constituting bad faith, willful misconduct, gross negligence or reckless disregard of their respective duties under this Management Agreement. We have agreed to indemnify our Manager and its Affiliates, its directors, officers, employees and stockholders of our Manager and its Affiliates (each a “Manager Indemnified Party”) of and from any and all expenses, losses, damages, liabilities, demands, charges and claims of any nature whatsoever (including reasonable attorneys’ fees) in respect of or arising from any acts or omissions of such Manager Indemnified Party, not constituting bad faith, willful misconduct, gross negligence or reckless disregard of duties of such Manager Indemnified Party under this Management Agreement.

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

Our Board may change our operating policies and strategies without prior notice or stockholder approval and such changes could harm our business, results of operation and stock price.

Our Board can modify or waive our current operating policies and our strategies without prior notice and without stockholder approval. We cannot predict the effect any changes to our current operating policies and strategies may have on our business, operating results and stock price, however, the effects may be adverse.

Risks Related to Our Residential Properties Business

We are in a relatively new industry that has significant competition, and we have limited operating history in this sector, which makes this business difficult to evaluate and may affect our ability to operate this business in a profitable manner.

Until very recently, the single-family residential rental business consisted primarily of private individual investors in local markets and was managed individually or by small local property managers. Within the past several years, several institutional companies and REITs have entered this market and have attempted to acquire and operate single-family properties on a large-scale basis and to achieve attractive yields employing technology through a disciplined approach to acquisitions and leasing, marketing and management. Many of our competitors may be larger and have greater financial, technical, leasing, marketing and other resources than we do, which may affect our ability to acquire our target properties at attractive prices and attract quality tenants.

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

We believe that, since our initial public offering in 1998, we have operated so as to qualify as a REIT under the Code and we intend to continue to meet the requirements for taxation as a REIT. Nevertheless, we may not remain qualified as a REIT in the future. Qualification as a REIT involves the application of highly technical and complex Code provisions for which only a limited number of judicial or administrative interpretations exist. Even a technical or inadvertent mistake could require us to pay a penalty or jeopardize our REIT status. We hold certain assets an derive certain types of income that do not quality under various gross asset and income requirements applicable to REITs and, if the amounts of such assets or income exceed thresholds permitted under the code, our ability to qualify as a REIT could be jeopardized. Furthermore, Congress or the IRS might change tax laws or regulations and the courts might issue new rulings, in each case potentially having retroactive effects that could make it more difficult or impossible for us to qualify as a REIT. If we fail to qualify as a REIT in any tax year, then:

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

Current tax law generally provides for favorable tax rates (20% maximum in the case of non-corporate stockholders) on dividends received from corporations. However, dividends paid by REITs to these stockholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Misplaced reliance on legal opinions or statements by issuers of MBS government securities could result in a failure to comply with REIT gross income or asset tests.

When purchasing MBS, government securities and interests in loans held in securitization trusts, we may rely on opinions of counsel for the issuer or sponsor of such securities, or statements made in related offering documents, for purposes of determining whether and to what extent those securities constitute “real estate assets” for purposes of the REIT asset tests and produce income that qualifies under the REIT income tests. The inaccuracy of any such opinions or statements may harm our REIT qualification and result in significant corporate level tax.

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

Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets(exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test.  Excluded from the term “investment securities” are, among other things, U.S government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

The Investment Company Act has an exemption for entities that are primarily engaged in the business of purchasing or otherwise acquiring “mortgages and other liens on and interests in real estate.” Under the SEC’s current interpretation, we qualify for this exemption if we maintain at least 55% of our assets directly in qualifying assets and at least 80% of our assets must be in both the qualifying assets and other real estate related interests(and no more than 20% comprised of other miscellaneous assets) . In meeting the 55% requirement under the Investment Company Act, the SEC has generally viewed the following asset types as qualifying interests: (1) assets that represent an actual interest in real estate; (2) loans or liens that are fully secured by real estate; (3) assets that can be viewed as the functional equivalent of, and provide the same economic experiencer as an actual interest in real estate or a loan or lien fully secured by real estate, such as whole pool agency MBS. In meeting the 55% test, we treat MBS issued with respect to an underlying pool for which we hold all issued certificates as qualifying interests and partial pool agency MBS in other real estate related interests in complying with the 80% test. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our MBS under potentially adverse market conditions. Further, in order to maintain our exemption from registration as an investment company by acquiring “mortgages and other liens on and interests in real estate”, we may be precluded from acquiring MBS whose yield is somewhat higher than the yield on “mortgages and other liens on and interests in real estate” that could be purchased in a manner consistent with the exemption.

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

•	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;
•	changes in interest rates;
•	changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis;
•	changes in our dividend policy and earnings or variations in operating results;
•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;
•	general economic trends and other external factors;
•	changes in financial estimates by analysts or publication of research reports about us or the real estate or specialty finance industry; and
•	loss of major repurchase agreement providers.

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

We intend to pay quarterly dividends and to make distributions to our common stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level for our common stockholders and our ability to pay dividends may be harmed by the risk factors described in this Annual Report on Form 10-K. All distributions to our common stockholders will be made at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board may deem relevant from time to time. There are no assurances of our ability to pay dividends in the future.

If we raise additional capital, our earnings per share and dividends per share may decline since we may not be able to invest all of the new capital during the quarter in which additional shares are sold and possibly the entire following calendar quarter.

Our charter does not permit ownership of over 9.8% of our common or preferred stock and attempts to acquire our common or preferred stock in excess of the 9.8% limit are void without prior approval from our Board.

For the purpose of preserving our REIT qualification and for other reasons, our charter prohibits direct or constructive ownership by any person of more than 9.8% of the lesser of the total number or value of the outstanding shares of our common stock or more than 9.8% of the outstanding shares of our preferred stock. Our charter’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.8% of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of 9.8% of the outstanding stock and thus be subject to our charter’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board shall be void and will result in the shares being transferred by operation of law to a charitable trust. Our Board has granted one third party institutional investor an exemption from the 9.8% ownership limitation as set forth in our charter documents. This exemption permitted the third party institutional investor to hold up to 20.0% of our Series A Preferred Stock.

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

•

Preferred Stock. Our charter authorizes our Board to issue preferred stock in one or more classes and to establish the preferences and rights of any class of preferred stock issued. These actions can be taken without soliciting stockholder approval.

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

	2015		2014
	High	Low	High	Low
First Quarter	$5.36	$5.04	$5.32	$4.25
Second Quarter	$5.33	$4.92	$5.50	$5.04
Third Quarter	$5.25	$4.94	$5.23	$4.79
Fourth Quarter	$5.00	$4.35	$5.45	$4.82

Holders

As of February 22, 2016, there were approximately 782 record holders of our common stock. On February 22, 2016, the last reported sale price of our common stock on the New York Stock Exchange was $4.66 per share.

Dividends

We pay cash dividends on a quarterly basis. The following table lists the cash dividends declared on each share of our common stock for our most recent two fiscal years. The dividends listed below were based primarily on our Board’s evaluation of earnings and consideration of actions necessary to maintain our REIT status for each listed quarter and were declared on the date indicated:

	Cash Dividends Per Common Share	Date Dividends Declared
2015
First quarter ended March 31, 2015	$0.15	March 19, 2015
Second quarter ended June 30, 2015	$0.15	June 18, 2015
Third quarter ended September 30, 2015	$0.15	September 17, 2015
Fourth quarter ended December 31, 2015	$0.15	December 17, 2015
2014
First quarter ended March 31, 2014	$0.14	March 20, 2014
Second quarter ended June 30, 2014	$0.14	June 19, 2014
Third quarter ended September 30, 2014	$0.14	September 18, 2014
Fourth quarter ended December 31, 2014	$0.14	December 18, 2014

Issuer Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)

Shares purchased previously under this program:			46,936,556	3,800,838
Month #1 (October 1-31)	1,402,764	$4.91	48,339,320	2,398,074
Month #2 (November 1-30)	535,329	$4.72	48,874,649	1,862,745
Month #3 (December 1-31)	633,507	$4.57	49,508,156	1,229,238
Total shares purchased this quarter:	2,571,600			1,229,238
Total shares available for repurchase at December 31, 2015				1,229,238

_____________

(1)

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permitted us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized, on the following dates, the Company to acquire the following additional amounts of our common stock: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; 5,000,000 shares on June 18, 2015; and 5,000,000 shares on January 22, 2016.

During the year ended December 31, 2015, we repurchased an aggregate of 10,514,350 shares at a weighted average price of $5.05 per share under our share repurchase program.

Total Return Comparison

The following graph presents a cumulative total shareholder return comparison of our common stock with the Standard & Poor’s 500 Index and the National Association of Real Estate Investment Trusts, Inc. Mortgage REIT Index:

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Anworth Mortgage Asset Corporation	100.00	102.65	105.19	84.44	117.43	109.89
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
NAREIT Mortgage REIT Index	100.00	97.58	116.99	114.70	135.21	123.21

The cumulative total shareholder return reflects stock price appreciation, if any, and the value of dividends for our common stock and for each of the comparative indices. The graph assumes that $100 was invested on December 31, 2010 in our common stock, that $100 was invested in each of the indices on December 31, 2010 and that all dividends were reinvested into additional shares of common stock at the frequency with which dividends are paid on the common stock during the applicable fiscal year. The total return performance shown in this graph is not necessarily indicative of and is not intended to suggest future total return performance. Measurement points are at the last trading day of the fiscal years represented above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 are derived from our audited consolidated financial statements included in this Annual Report on Form 10-K. The selected financial data as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 are derived from audited consolidated financial statements not included in this Annual Report on Form 10-K. You should read these selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and notes thereto that are included in this Annual Report on Form 10-K beginning on page F-1.

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share data and days)
Statements of Operations Data
Days in period	365	365	365	366	365
Interest and other income net of amortization of premium and discount	$147,092	$157,156	$174,784	$195,853	$224,180
Interest expense	(43,621)	(79,907)	(92,970)	(86,073)	(89,265)
Provision for loan losses	(203)	-	-	-	-
Net operating income	$103,268	$77,249	$81,814	$109,780	$134,915
Other (loss) income	(74,584)	(30,876)	9,634	5,860	2,225
Expenses	(13,980)	(17,754)	(15,728)	(15,422)	(14,264)
Net income	$14,704	$28,619	$75,720	$100,218	$122,876
Dividends on preferred stock	(6,437)	(5,716)	(5,736)	(5,773)	(5,885)
Net income available to common stockholders	$8,267	$22,903	$69,984	$94,445	$116,991
Basic earnings per common share	$0.08	$0.18	$0.49	$0.68	$0.91
Diluted earnings per common share	$0.08	$0.18	$0.49	$0.67	$0.90
Average number of shares outstanding	103,412	123,949	142,455	138,382	128,601
Average number of diluted shares outstanding	107,751	128,057	146,400	142,485	132,759

	As of December 31,
	2015	2014	2013	2012	2011
	(amounts in thousands, except per share data)
Balance Sheets Data
Agency MBS	$4,892,782	$7,023,063	$8,556,367	$9,244,333	$8,761,894
Non-Agency MBS	$682,061	$199,710	$79	$360	$1,585
Residential mortgage loans held-for-investment	$969,172	$-	$-	$-	$-
Total assets	$6,636,340	$7,298,335	$8,619,491	$9,285,105	$8,813,769
Repurchase agreements	$4,915,528	$6,370,740	$7,580,000	$8,020,000	$7,595,000
Asset-backed securities issued by securitization trusts	$915,486	$-	$-	$-	$-
Junior subordinated notes	$37,380	$37,380	$37,380	$37,380	$37,380
Total liabilities	$5,934,189	$6,516,894	$7,717,305	$8,197,388	$7,804,243
Series B Preferred Stock	$23,924	$23,924	$23,924	$25,222	$27,239
Stockholders' equity (common, Series A and Series C Preferred)	$678,227	$757,517	$878,262	$1,062,495	$982,287
Number of common shares outstanding	98,944	109,234	138,717	142,013	134,115
Book value per common share	$6.25	$6.48	$5.98	$7.14	$6.96

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Business

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments.

•

Agency MBS, which include residential mortgage pass-through certificates and CMOs, are securities representing interests in pools of mortgage loans secured by residential property in which the principal and interest payments are guaranteed by a GSE, such Fannie Mae or Freddie Mac.

•	Non-Agency MBS, which are securities issued by companies that are not guaranteed by federally sponsored enterprises and that are secured primarily by first-lien residential mortgage loans.
•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance our acquisition of those assets.

We generally view our target investments as being influenced primarily by either interest rate risks or credit risks. Our Agency MBS are sensitive to changes in interest rates and related prepayment speeds. Our Non-Agency MBS and residential mortgage loans held-for-investment are sensitive to changes in both interest rate risk and credit risk.

The assets which we allocate to Agency MBS are also allocated to one of two subcategories:

1.	Agency MBS which have a fixed interest rate during the life of the mortgages; and
2.	Agency MBS whose interest rates will change or adjust to current market levels at varying times.

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

The table below provides the MBS asset allocation and asset allocation between our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at December 31, 2015 and 2014 (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$4,892,782	74.77%	$7,023,363	97.24%
Non-Agency MBS	682,061	10.42	199,710	2.76
Residential mortgage loans held-for-investment	969,172	14.81	-	-
Total mortgage-related assets	$6,544,015	100.00%	$7,223,073	100.00%

As we develop more of our hybrid investment model, these percentages will change. As our investment portfolio allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At December 31, 2015 and December 31, 2014, our total assets, the fair value of our MBS portfolio and its allocation were approximately as follows:

	December 31, 2015	December 31, 2014
	(dollar amounts in thousands)

Total assets	$6,636,340	$7,298,335
Fair value of MBS	$5,574,843	$7,223,073
Adjustable-rate Agency MBS (less than 1 year reset)	38%	25%
Adjustable-rate Agency MBS (1-2 year reset)	7	13
Adjustable-rate Agency MBS (2-3 year reset)	3	11
Adjustable-rate Agency MBS (3-4 year reset)	7	4
Adjustable-rate Agency MBS (4-5 year reset)	7	7
Adjustable-rate Agency MBS (5-7 year reset)	5	11
Adjustable-rate Agency MBS (>7 year reset)	6	9
15-year fixed-rate Agency MBS	12	14
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	12	3
Total MBS	100%	100%

Results of Operations

Years Ended December 31, 2015 and 2014

For the year ended December 31, 2015, our net income to common stockholders was approximately $8.3 million, or $0.08 per diluted share, based on a weighted average of 107.8 million fully diluted shares outstanding. This includes net income of $14.7 million and the payment of preferred dividends of $6.4 million. For the year ended December 31, 2014, our net income available to common stockholders was approximately $22.9 million, or $0.18 per diluted share, based on a weighted average of 128.1 million fully diluted shares outstanding. This included net income of $28.6 million minus the payment of preferred dividends of $5.7 million.

Net operating income for the year ended December 31, 2015 totaled $103.5 million, or 53.5% of gross income, compared to $77.2 million, or 38% of gross income, for the year ended December 31, 2014. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income net of premium amortization expense for the year ended December 31, 2015 was $147.1 million, compared to $157.2 million for the year ended December 31, 2014, a decrease of 6.4%, due primarily to a decrease in the weighted average portfolio outstanding, from approximately $7.89 billion in 2014 to approximately $6.6 billion in 2015, and an increase in premium amortization expense of $1.25 million, partially offset by an increase in the weighted average coupons on MBS (from 2.56% in 2014 to 2.72% in 2015), an increase in interest income on residential mortgage loans of approximately $12.8 million and an increase in rental income on residential properties of approximately $1 million. Interest expense for the year ended December 31, 2015 was $43.6 million compared to $79.9 million for the year ended December 31, 2014, a decrease of approximately 45.4%, which resulted primarily from a decrease in the average borrowings outstanding, from $7.09 billion in 2014 to $6 billion in 2015, and approximately $40.6 million in net payments on interest rate swaps being included in loss on interest rate swaps rather than in interest expense (due to their de-designation as cash flow hedges), partially offset by an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.11% in 2014 to 1.18% in 2015 and interest expense on assets-backed securities issued by securitization trusts of approximately $11.6 million. We did not have any asset-backed securities issued by securitization trusts in 2014.

Recoveries on Non-Agency MBS were approximately $26 thousand for the year ended December 31, 2015 compared to approximately $120 thousand for the year ended December 31, 2014.

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

During the year ended December 31, 2015, premium amortization expense increased $1.25 million, or 2.7%, to $46.9 million from $45.7 million during the year ended December 31, 2014, due primarily to an increase in both actual prepayments and future prepayment assumptions, on average, for the year. Realized prepayments increased from 2014 to 2015. The primary driver of realized prepayments is the relative difference between the new mortgage rate and borrowers’ current mortgage rates or expected future mortgage rates, as is the case with adjustable-rate mortgages. The increase in realized prepayments during 2015 was due primarily to mortgage rates being lower, on average, during the year as compared to 2014. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments. Based upon current actual prepayments and expected future mortgage rates and their impact on future prepayments, we do not expect the trend of increasing actual prepayments and future prepayment assumptions seen from 2014 to 2015 to continue significantly.

The table below shows the approximate constant prepayment rate of our Agency MBS and Non-Agency MBS:

	Year Ended December 31, 2015				Year Ended December 31, 2014
Portfolio	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Agency MBS and Non-Agency MBS	14%	19%	21%	16%	12%	14%	18%	15%

We review our MBS portfolios relative to current market conditions, trading prices of individual MBS, the general level of mortgage interest rates, prepayment activity, other investment opportunities and the duration of our portfolio versus the duration of our liabilities. Although there is no set pattern or expectation of a trend to sales of Agency MBS, we may sell some of the securities in our portfolio based upon these factors. During the year ended December 31, 2015, we received proceeds of approximately $720 million from the sales of Agency MBS and recognized a net loss of approximately $7.5 million. We had no set plan to sell these securities nor were we required to do so. Asset sales during 2015 were primarily a function of reallocating our portfolio from more interest rate-sensitive securities, such as Agency MBS, to more credit-sensitive investments, such as Non-Agency MBS, and rebalancing our portfolio by disposing of lower yielding securities. During the year ended December 31, 2014, we received proceeds of approximately $562 million from the sales of Agency MBS and recognized a net loss of approximately $2.85 million. We had no set plan to sell those securities nor were we required to do so. During the years ended December 31, 2015 and 2014, we recognized a gain (including derivative income) of approximately $9.3 million and $10.2 million, respectively, on TBA Agency MBS. During the year ended December 31, 2015, we sold approximately $27 million of Non-Agency MBS and realized a loss of approximately $75 thousand. We did not sell any Non-Agency MBS during the year ended December 31, 2014.

During the year ended December 31, 2015, we also had a loss on interest rate swaps recognized in our statements of operations of approximately $74.2 million, consisting primarily of $40.5 million in net cash settlements, approximately $20.2 million in AOCI amortization and the difference of approximately $13.5 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information). During the year ended December 31, 2014, we had a loss on interest rate swaps recognized in our statements of operations of approximately $36.7 million, consisting primarily of $31.6 million in net cash settlements, approximately $7.7 million in AOCI amortization and the difference of approximately $2.6 million in the change in fair value. Also during the years ended December 31, 2015 and 2014, we had a loss of approximately $2.1 million and approximately $1.7 million, respectively, on Eurodollar Futures Contracts.

Total expenses were approximately $14 million for the year ended December 31, 2015, compared to approximately $17.8 million for the year ended December 31, 2014. For the year ended December 31, 2015, we incurred management fees of approximately $8.8 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $10.75 million for the year ended December 31, 2014. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements) decreased by $1.8 million, due primarily to the decrease in legal and professional fees of approximately $1.9 million and the decrease in printing and stockholder communications of approximately $422 thousand, both of which were related to the Company’s proxy solicitation contest during 2014, partially offset by an increase in expenses related to our rental properties business of approximately $565 thousand.

Years Ended December 31, 2014 and 2013

For the year ended December 31, 2014, our net income available to common stockholders was approximately $22.9 million, or $0.18 per diluted share, based on a weighted average of 128.1 million fully diluted shares outstanding. This included net income of $28.6 million minus the payment of preferred dividends of $5.7 million. For the year ended December 31, 2013, our net income available to common stockholders was approximately $70 million, or $0.49 per diluted share, based on a weighted average of 146.4 million fully diluted shares outstanding. This included net income of $75.7 million minus the payment of preferred dividends of $5.7 million.

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

During the year ended December 31, 2014, we received proceeds of approximately $562 million from the sales of Agency MBS and recognized a net loss of approximately $2.85 million. We had no set plan to sell these securities nor were we required to do so. During the year ended December 31, 2013, we received proceeds of approximately $637 million from the sales of Agency MBS and recognized gross realized gains on sales of approximately $14.89 million and gross realized losses on sales of approximately $5.65 million. Asset sales during 2014 were primarily a factor of shifting more of our portfolio to TBA dollar roll funded assets, which do not require repurchase agreement financing. In 2013, we sold assets for repositioning our investment portfolio for asset/liability management purposes. During the year ended December 31, 2014, we recognized a gain of approximately $10.2 million from TBA Agency MBS. During the year ended December 31, 2013, we did not enter into any TBA Agency MBS contracts.

During the year ended December 31, 2014, we also had a loss on interest rate swaps recognized in our income statement of approximately $36.7 million, consisting primarily of $31.6 million in net cash settlements, approximately $7.7 million in AOCI amortization and the difference of approximately $2.6 million in the change in fair value (see the section entitled “Derivative Financial Instruments–Accounting for Derivative and Hedging Activities” in Note 1 to the accompanying audited consolidated financial statements for additional information). During the year ended December 31, 2013, we had a gain on interest rate swaps of approximately $62.7 million due primarily to the change in fair value of the swaps, which was recognized not through earnings but in

AOCI. Also during the year ended December 31, 2014, we had a loss of approximately $1.7 million on Eurodollar Futures Contracts. During the year ended December 31, 2013, we did not have any Eurodollar Futures Contracts.

Total expenses were approximately $17.8 million for the year ended December 31, 2014, compared to approximately $15.7 million for the year ended December 31, 2013. For the year ended December 31, 2014, we incurred management fees of approximately $10.75 million, which is based on a percentage of our equity (see Note 12 to the accompanying audited consolidated financial statements) compared to management fees of approximately $12 million for the year ended December 31, 2013. “Other expenses” (as detailed in Note 16 to the accompanying audited consolidated financial statements) increased by $3.2 million due primarily to the increase in legal and professional fees of approximately $2.1 million and the increase in printing and stockholder communications of approximately $0.4 million, both of which were related to the Company’s proxy solicitation contest during 2014 and also to the increase in expenses related to our rental properties business of approximately $0.7 million. We did not own any rental properties during 2013.

Financial Condition

MBS Portfolio

At December 31, 2015, we held Agency MBS which had an amortized cost of approximately $4.84 billion, consisting primarily of approximately $4.0 billion of adjustable-rate MBS and approximately $0.8 billion of fixed-rate MBS. This amount represents an approximate 30.4% decrease from the $6.96 billion held at December 31, 2014. This decrease was due primarily to approximately $1.3 billion in paydowns and $720 million in sales. Of the adjustable-rate Agency MBS owned by us, 52% were adjustable-rate pass-through certificates whose coupons reset within one year. The remaining 48% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At December 31, 2015, the Non-Agency MBS had an amortized cost of approximately $679.6 million, a fair value of approximately $682.1 million and a contractually required principal of approximately $820.3 million. At December 31, 2014, the Non-Agency MBS had an amortized cost of approximately $199.7 million, a fair value of approximately $199.7 million and a contractually required principal of approximately $236.4 million.

The following table presents a schedule of our MBS at fair value owned at December 31, 2015 and December 31, 2014, classified by type of issuer (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$2,892,722	51.9%	$4,103,073	56.8%
Freddie Mac (FHLMC)	1,990,095	35.7	2,908,590	40.3
Ginnie Mae (GNMA)	9,965	0.2	11,700	0.1
Non-Agency MBS	682,061	12.2	199,710	2.8
Total MBS	$5,574,843	100.0%	$7,223,073	100.0%

The following table classifies our portfolio of MBS owned at December 31, 2015 and December 31, 2014 by type of interest rate index (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Agency MBS:
One-month LIBOR	$856	-%	$1,098	-%
Six-month LIBOR	37,331	0.7	42,994	0.6
One-year LIBOR	3,847,628	69.0	5,495,253	76.1
Six-month certificate of deposit	685	-	888	-
Six-month constant maturity treasury	113	-	170	-
One-year constant maturity treasury	163,681	3.0	196,752	2.7
Cost of Funds Index	10,299	0.2	13,251	0.2
15-year fixed-rate	646,958	11.6	1,042,820	14.4
20-year and 30-year fixed-rate	185,231	3.3	230,137	3.2
Total Agency MBS	$4,892,782	87.8%	$7,023,363	97.2%
Non-Agency MBS	682,061	12.2	199,710	2.8
Total MBS	$5,574,843	100.0%	$7,223,073	100.0%

The fair values indicated do not include interest earned but not yet paid. With respect to our hybrid adjustable-rate Agency MBS, the fair value of these securities appears on the line associated with the index based on which the security will eventually reset once the initial fixed interest rate period has expired. The fair value of our MBS is reported to us independently from dealers who are major financial institutions and are considered to be market makers for these types of instruments. For more detail on the fair value of our MBS, see Note 8 to the accompanying audited consolidated financial statements.

Agency MBS

The weighted average coupon and average amortized cost of our Agency MBS at December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015 and December 31, 2014 were as follows:

	December 30, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.58%	2.59%	2.54%	2.54%	2.53%
Hybrid adjustable-rate Agency MBS	2.40	2.39	2.45	2.48	2.53
15-year fixed-rate Agency MBS	2.71	2.64	2.64	2.64	2.65
20-year and 30-year fixed-rate Agency MBS	4.31	4.33	4.34	4.35	4.37
Total Agency MBS	2.59%	2.57%	2.57%	2.58%	2.61%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.08%	103.19%	103.07%	103.03%	102.88%
Hybrid adjustable-rate Agency MBS	103.28	103.47	103.50	103.51	103.57
15-year fixed-rate Agency MBS	102.91	102.98	103.00	102.99	103.05
20-year and 30-year fixed-rate Agency MBS	103.15	103.15	103.14	103.11	103.13
Total Agency MBS	103.14%	103.28%	103.27%	103.27%	103.30%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.51%	2.49%	2.49%	2.50%	2.53%

At December 31, 2015 and December 31, 2014, the unamortized net premium paid for our Agency MBS was approximately $147.5 million and $222.4 million, respectively.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

December 31, 2015

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$54,767	$55,387	$69,059	80%	4.52%	5.85%
Alt-A	432,654	426,435	548,488	78%	5.30%	5.52%
Subprime	53,416	53,940	56,729	95%	4.38%	5.46%
Non-performing	141,112	143,822	146,033	98%	4.64%	5.51%
Paydowns receivable	112	-	-	-	-	-
Total Non-Agency MBS	$682,061	$679,584	$820,309	83%	5.05%	5.54%

December 31, 2014

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$21,798	$21,787	$28,371	77%	1.73%	6.39%
Alt-A	79,584	79,625	106,482	75%	2.00%	5.65%
Subprime	35,987	35,987	37,834	95%	3.40%	5.63%
Non-performing	62,341	62,306	63,674	98%	4.83%	5.72%
Total Non-Agency MBS	$199,710	$199,705	$236,361	85%	2.95%	5.75%
At December 31, 2015 and December 31, 2014, the unamortized net discount on our Non-Agency MBS was approximately $140.7 million and $36.6 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and December 31, 2013:

	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	December 31, 2013
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$4,430,000	$5,412,000	$5,770,000	$6,048,000	$6,255,000	$7,580,000
Repurchase agreements for Non-Agency MBS	485,528	419,045	365,978	236,037	115,740	-
Total repurchase agreements outstanding at each quarter end	$4,915,528	$5,831,045	$6,135,978	$6,284,037	$6,370,740	$7,580,000
Average repurchase agreements outstanding during the quarter	$5,520,559	$5,959,365	$6,232,184	$6,337,812	$6,469,942	$7,644,822
Average repurchase agreements outstanding during the year	$6,012,480	N/A	N/A	N/A	$7,092,961	$8,011,694
Maximum monthly amount during the quarter	$5,671,121	$6,010,046	$6,249,679	$6,310,761	$6,467,509	$7,635,000
Maximum monthly amount during the year	$6,310,761	N/A	N/A	N/A	$7,563,000	$8,485,000
Average interest rate on outstanding repurchase agreements during the quarter	0.73%	0.54%	0.46%	0.41%	0.37%	0.39%
Average days to maturity	27 days	29 days	29 days	37 days	37 days	38 days
Average interest rate after adjusting for interest rate swaps	1.39%	1.18%	1.15%	1.10%	1.06%	1.50%
Weighted average maturity after adjusting for interest rate swaps	736 days	687 days	691 days	729 days	767 days	1,010 days

At December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,694,731		$596,831		$5,291,562

At December 31, 2014, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

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

At December 31, 2015, the current yield on our Agency MBS declined to 2.51% at December 31, 2015 from 2.53% at December 31, 2014. This was due primarily to the decline in the weighted average coupon. As noted in the trend above, the weighted average coupon has declined by approximately 2 basis points from December 31, 2014. For the three months ended December 31, 2015, the weighted average coupon for our total Agency MBS increased by 2 basis points. One of the factors that also impact the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed constant prepayment rate, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for interest rate swap transactions increased from 1.06% at December 31, 2014 to 1.39% at December 31, 2015. The increase was due primarily to an increase in the weighted average interest rate on repurchase agreements increasing from 0.37% at December 31, 2014 to 0.73% at December 31, 2015. The weighted average term to next rate adjustment after adjusting for interest rate swap transactions decreased from 767 days at December 31, 2014 to 736 days at December, 31, 2015. This was due primarily to the decrease in the average maturity of swap agreements as shown in the table below under “Hedging Strategies.”

Residential Mortgage Loan Held-for-Investment

At December 31, 2015, we owned all of the subordinated classes of certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the audited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying audited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At December 31, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 single-family residential properties which were carried at a total cost, net of accumulated depreciation, of approximately $12.9 million

Hedging Strategies

As we intend to hedge our exposure to rising rates on funds borrowed to finance our investments in securities, we periodically enter into derivative transactions (primarily in the form of interest rate swaps and Eurodollar Futures Contracts). We designate interest rate swaps as cash flow hedges for tax purposes. To the extent that we enter into hedging transactions to reduce our interest rate risk on indebtedness incurred to acquire or carry real estate assets, any income or gain from the disposition of hedging transactions should be qualifying income under the REIT rules for purposes of the 95% gross income test. To qualify for this exclusion, the hedging transaction must be clearly identified as such before the close of the day on which it was acquired, originated or entered into. The transaction must hedge indebtedness incurred or to be incurred by us to acquire or carry real estate assets.

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

The following table pertains to all of our swaps and Eurodollar Futures Contracts at each quarter end for the years ended December 31, 2015 and 2014:

	Year Ended December 31, 2015				Year Ended December 31, 2014
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4

Aggregate notional amount of swap agreements	$3.330 billion	$3.346 billion	$3.846 billion	$3.866 billion	$5.440 billion	$5.265 billion	$3.805 billion	$3.330 billion
Average maturity of swap agreements	3.75 years	3.5 years	3.0 years	2.6 years	3.8 years	3.7 years	4.0 years	4.0 years
Weighted average fixed rate paid on swap agreements	1.56%	1.56%	1.30%	1.24%	1.79%	1.78%	1.54%	1.56%
Aggregate notional amount of Eurodollars Futures Contracts	$5.30 billion	$5.35 billion	$5.35 billion	$4.55 billion	$0	$0	$5.50 billion	$5.50 billion

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

After August 22, 2014, none of our swaps were designated for hedge accounting. For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At December 31, 2015, the net unrealized loss in AOCI on the swaps was approximately $24.6 million as compared to an unrealized loss of approximately $47 million at December 31, 2014.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.3 million, which is included in “restricted cash,” and there was a derivative asset of approximately $826 thousand.

At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The effective term of these contracts was three months. The cash held by the broker on the Eurodollar Futures Contracts was $2.96 million, which was included in “restricted cash,” and there was a derivative liability of approximately $1.7 million

At December 31, 2015, we had approximately $690 million in notional amount of TBA Agency MBS. At December 31, 2014, we had approximately $690 million in notional amount of TBA Agency MBS.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying audited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $4.9 billion at December 31, 2015. As collateral for the repurchase agreements and swaps, we had pledged approximately $4.7 billion in Agency MBS and approximately $597 million in Non-Agency MBS. Our other significant source of funds for the year ended December 31, 2015 consisted of payments of principal from our Agency MBS portfolio in the amount of $1.35 billion.

For the year ended December 31, 2015, there was a net decrease in cash and cash equivalents of approximately $9.2 million. This consisted of the following components:

•

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $66.1 million. This is comprised primarily of net income of $14.7 million and adding back the following non-cash items: the amortization of premium and discounts on Agency MBS of approximately $46.9 million; accretion of discounts on Non-Agency MBS of approximately $129 thousand; depreciation on rental properties of $441 thousand; loss on sales of Agency MBS of approximately $7.5 million; loss on sales of Non-Agency MBS of $75 thousand; loss on interest rate swaps of approximately $74.2 million; the amortization of restricted stock of $97 thousand; provision for loan losses of approximately $203 thousand; and loss on Eurodollar Futures Contracts of approximately $2.1 million, partially offset by periodic net settlements on interest rate swaps of approximately $38.7 million; gain on derivatives net of derivative income on TBA Agency MBS of approximately $9.3 million; accretion of discount on securitized loans of approximately $186 thousand; and recovery on Non-Agency MBS of $26 thousand. Net cash provided by operating activities also included a decrease in accrued expenses of approximately $5.7 million; an increase in restricted cash of approximately $25.2 million; a decrease in accrued interest payable of approximately $2.1 million; an increase in prepaid expense of approximately $0.6 million, partially offset by a decrease in interest receivable of approximately $1.6 million;

•

Net cash provided by investing activities for the year ended December 31, 2015 was approximately $1.5 billion, which consisted of $1.35 billion from principal payments on Agency MBS; proceeds from sales of Agency MBS of approximately $720 million; proceeds from sales of Non-Agency MBS of approximately $25.5 million; principal payments on Non-Agency MBS of approximately $47.4 million; purchases of residential properties of approximately $1.9 million and payments on residential mortgage loans held-for-investment of approximately $0.5 million, partially offset by purchases of securitized loans of $54.2 million; and purchases of Non-Agency MBS of approximately $578 million; and

•

Net cash used in financing activities for the year ended December 31, 2015 was approximately $1.58 billion. This consisted of borrowings on repurchase agreements of approximately $35.456 billion, offset by repayments on repurchase agreements of approximately $36.911 billion; common stock repurchased of approximately $52.2 million, net of proceeds from common stock issued; dividends paid of $62 million on common stock; dividends paid of approximately $6.2 million on preferred stock; settlements on terminated interest rate swaps of approximately $28.1 million, less net settlements on TBA Agency MBS of approximately $11 million and proceeds from sales of Series C Preferred Stock of approximately $10 million.

Relative to our MBS portfolio at December 31, 2015, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 21 days to 3 months. At December 31, 2015, we had borrowed funds under repurchase agreements with 22 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the year ended December 31, 2015 but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Our leverage on capital (including all preferred stock and junior subordinated notes) decreased from 7.78x at December 31, 2014 to 6.65x at December 31, 2015. The decrease in leverage was due primarily to a decrease in repurchase agreements outstanding, from $6.37 billion at December 31, 2014 to $4.915 billion at December 31, 2015.

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

During the year ended December 31, 2015, we raised approximately $1.14 million in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

At December 31, 2015, our authorized capital included 20 million shares of $0.01 par value preferred stock, which we have classified as Series A Cumulative Preferred Stock, or Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, or Series B Preferred Stock, and Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (which we refer to as the “MLV Sales Agreement”) with MLV & Co. LLC (which we refer to as “MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set form in the MLV Sales Agreement. During the year ended December 31, 2015, we issued an aggregate of 133,924 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of $3.3 million, net of sales commissions. MLV received aggregate commissions of approximately $33 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At December 31, 2015, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2012 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized, on the following dates, the Company to acquire the following additional amounts of shares: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; and 5,000,000 shares on June 18, 2015.

During the year ended December 31, 2015, we repurchased an aggregate of 10,514,350 shares at a weighted average price of $5.05 per share under our share repurchase program.

Disclosure of Contractual Obligations

The following table represents the contractual obligations at December 31, 2015 of the Company (in thousands):

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Repurchase agreements(1)	$4,915,528	$4,915,528	$0	$0	$0
Junior subordinated notes(2)	37,380	-	-	-	37,380
Lease commitment	3,322	471	984	1,044	823
Total	$4,956,230	$4,915,999	$984	$1,044	$38,203

__________________

(1)	These represent amounts due by maturity.
(2)	These represent amounts due by contractual maturity. However, we do have the option to redeem these as more fully described in Note 7 to the accompanying audited consolidated financial statements.

Stockholders’ Equity

We use available-for-sale treatment for our Agency MBS and Non-Agency MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at December 31, 2015 was $678.2 million. Common stockholders’ equity was approximately $618.1 million, or a book value of $6.25 per share. “Common stockholders’ equity” serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive fair value changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized income” on available-for-sale Agency MBS was approximately $23.1 million, or 0.48% of the amortized cost of our Agency MBS, at December 31, 2015. This, along with “accumulated other comprehensive loss, derivatives” of approximately $24.6 million and “accumulated other comprehensive income” on available-for-sale Non-Agency MBS of approximately $2.4 million, constitutes the total “accumulated other comprehensive loss” of approximately $0.9 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income and effective total interest expense and effective cost of funds. The first table below reconciles the Company’s “net income to common stockholders” for the quarter and the year ended December 31, 2015 to “Core Earnings” for the same period. Core Earnings represents “net income to common stockholders” (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the quarter ended December 31, 2015 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income, and shows the annualized amounts as a percentage of the Company’s average earning assets and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision-making process.  Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the quarter and the year ended December 31, 2015.  An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended December 31, 2015		For the Year Ended December 31, 2015
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net income to common stockholders	$31,310	$0.30	$8,267	$0.08
Adjustments to derive core earnings:
Loss on sales of MBS	$7,507	$0.08	$7,583	$0.07
(Gain) loss on interest rate swaps, net	(18,131)	(0.18)	74,247	0.72
(Loss) gain on derivatives-TBA Agency MBS, net	2,974	0.03	(9,323)	(0.09)
(Loss) gain on derivatives-Eurodollar Futures Contracts	(4,535)	(0.04)	2,103	0.02
Recovery on Non-Agency MBS and Lehman receivable	(167)	-	(372)	-
Amortization of other comprehensive income on de-designated swaps(1)	225	-	1,814	0.02
Periodic net settlement on interest rate Swaps after de-designation(2)	(8,524)	(0.09)	(40,551)	(0.39)
(Gains) losses from expiration of Eurodollar Futures Contracts	(199)	-	557	-
Dollar roll income on TBA Agency MBS(3)	4,383	0.04	16,797	0.16
Core earnings	$14,843	$0.15	$61,122	$0.59
Basic weighted average number of shares outstanding	99,857		103,412

(1)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in its income statement as a portion of interest expense in accordance with GAAP.

(2)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net income available to common stockholders.

(3)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “(Loss) gain on derivatives-TBA Agency MBS” and “derivative income-TBA Agency MBS” that are shown on the Company’s income statement.

Effective Net Interest Rate Spread

	Three Months Ended December 31, 2015
	Amount	Annualized Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest and other income	$39,841	2.43%
Dollar roll income on TBA Agency MBS(1)	4,383	0.27%
Total interest income and average asset yield, including TBA dollar roll income	$44,224	2.70%
Effective Cost of Funds:
Total interest expense	$15,603	0.98%
Periodic net settlement on interest rate Swaps after de-designation(2)	8,524	0.53%
Amortization of other comprehensive income on de-designated Swaps(3)	(225)	-0.01%
(Gain) on expiration of Eurodollar Futures Contracts	(199)	-0.01%
Effective total interest expense and effective cost of funds	$23,703	1.49%
Effective net interest rate spread		1.21%
Average earning assets	$6,548,564
Average borrowings	$6,375,464

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

For a majority of the Non-Agency MBS purchased at a discount, these are accounted for under “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment, which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual principal over the cash flows expected at its origination is considered to be non-accretable yield. The Company must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and market yield adjustment exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and market yield adjustment constitutes a material estimate that is susceptible to significant change.

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2015 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at December 31, 2015 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying audited consolidated financial statements.

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

Prior to March 18, 2014 and August 22, 2014, when on those dates we de-designated our swaps from hedge accounting, on the date we entered into a derivative contract, we designated the derivative as a hedge of the variability of cash flows that are to be received or paid in connection with a recognized asset or liability (a “cash flow” hedge). Changes in the fair value of a derivative that were highly effective and that are designated and qualify as a cash flow hedge, to the extent that the hedge is effective, were recorded in “other comprehensive income” and reclassified to income when the forecasted transaction affected income (e.g., when periodic settlement interest payments were due on repurchase agreements). The swap agreements were carried on our balance sheets at their fair value based on values obtained from large financial institutions who were market makers for these types of instruments. Hedge ineffectiveness, if any, was recorded in current-period income.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At December 31, 2015, none of our derivative instruments were designated as hedges.

For purposes of the cash flow statement, cash flows from derivative instruments were classified with the cash flows from the hedged item. Cash flows from derivatives that are not hedges are classified according to the underlying nature or purpose of the derivative. For more detail on our derivative instruments, see Notes 1, 8 and 14 to the accompanying audited consolidated financial statements.

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

Government Activity

Developments Concerning Fannie Mae and Freddie Mac

Payments on the Agency MBS in which we invest are guaranteed by Fannie Mae and Freddie Mac. Since 2008, these agencies have been under the conservatorship of the U.S. government. Over the past several years, separate legislation has been introduced in both houses of the U.S. Congress to wind-down both of these agencies. None of these bills have garnered enough support for a vote. It is currently unknown if, and when, any of these bills would become law and, if they did, what impact that would have on housing finance in general and what the impact would be on the existing securities guaranteed by Fannie Mae and Freddie Mac, as well as the impact on the pricing, supply, liquidity and value of the MBS in which we invest.

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. To date, Congress has not taken any further action on this bill.

Actions of the Federal Reserve

In September 2012, the FOMC announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its December 2015 meeting, the FOMC increased the Fed Funds rate by 25 basis points and stated that it would be appropriate to gradually increase interest rates in 2016, as there has been considerable improvement in the labor market and it is reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. At its January 2016 meeting, the FOMC kept the Fed Funds rate at its current level due to uncertainties in the economy.

Other Recent Activity

During 2013, 2014 and 2015, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2015, Congress passed a bill that would keep the government funded through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the BBA to the IBA following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Subsequent Events

On January 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.3942 to 4.4909 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 17, 2015.

On January 22, 2016, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 15, 2016 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, as of the close of business on March 31, 2016.

On January 22, 2016, our Board authorized the Company to acquire up to an additional 5,000,000 shares of our common stock through our share repurchase program.

From January 1, 2016 through February 22, 2016, we issued an aggregate of 52,910 shares of our common stock at a weighted average price of $4.25 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in net proceeds to us of approximately $225 thousand.

From January 1, 2016 through February 22, 2016, we repurchased an aggregate of 1,462,175 shares of our common stock at a weighted average price of $4.17 per share under our share repurchase program.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At December 31, 2015, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$646,958	11.6%	$-	-%
20-year and 30-year fixed-rate investments	185,231	3.3%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	788,664	14.2%	4,430,000	90.1%
Greater than 3 months and less than 1 year	1,350,745	24.2%	-	-
Greater than 1 year and less than 2 years	401,714	7.2%	-	-
Greater than 2 years and less than 3 years	148,803	2.7%	-	-
Greater than 3 years and less than 4 years	414,022	7.4%	-	-
Greater than 4 years and less than 5 years	385,187	6.9%	-	-
Greater than 5 years and less than 7 years	254,001	4.6%	-	-
Greater than 7 years	317,457	5.7%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	46,380	0.8%	485,528	9.9%
Hybrid MBS	38,705	0.7%	-	-
Fixed-rate MBS	596,864	10.7%	-	-
Paydowns receivable	112	0.0%	-	-
Total MBS Portfolio	$5,574,843	100.0%	$4,915,528	100.0%

_____________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2014, our MBS and related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$1,042,820	14.4%	$-	-%
20-year and 30-year fixed-rate investments	230,137	3.2	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	570,045	7.9	6,255,000	98.2
Greater than 3 months and less than 1 year	1,258,553	17.4	-	-
Greater than 1 year and less than 2 years	951,325	13.2	-	-
Greater than 2 years and less than 3 years	791,649	11.0	-	-
Greater than 3 years and less than 4 years	254,491	3.5	-	-
Greater than 4 years and less than 5 years	496,154	6.9	-	-
Greater than 5 years and less than 7 years	810,394	11.2	-	-
Greater than 7 years	617,795	8.5	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	35,796	0.5	115,740	1.8
Hybrid MBS	40,589	0.6	-	-
Fixed-rate MBS	123,325	1.7	-	-
Total MBS Portfolio	$7,223,073	100.0%	$6,370,740	100.0%

__________________

(1)	Based on when they contractually reprice and do not reflect the effect of any prepayments.
(2)	We assume that if the repricing of the investment is just beyond 3 months but less than 4 months, it is included in the “3 months or less” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At December 31, 2015, the fair value adjustment of our MBS reflected in AOCI decreased to a positive adjustment (other comprehensive income) of approximately $25.5 million from a positive adjustment (other comprehensive income) at December 31, 2014 of approximately $31.6 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at December 31, 2015, our Agency MBS had a weighted average term to next rate adjustment of approximately 28 months while our borrowings had a weighted average term to next rate adjustment of 27 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 736 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past several years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During 2013, 2014 and 2015, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2015, Congress passed a bill that would keep the government funded through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At December 31, 2015, we had unrestricted cash of approximately $5.8 million, $173.3 million in unpledged Agency MBS and $85.2 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Credit Risk

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency MBS. With respect to our investments in Non-Agency MBS that are collateralized by non-performing loans, there is a high expectation of losses on these loans. Resolution of the loans typically comes from loan modifications, short sales and foreclosures. With respect to these Non-Agency MBS, our investments are senior in the credit structure and credit support contained in these MBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency MBS. In addition, with respect to any particular target investment, we evaluate relative valuation, supply and demand trends, the shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on Anworth’s annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on Anworth’s projected portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at December 31, 2015 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements. This analysis utilized assumptions, models and estimates of our Manager based upon our Manager’s judgment, experience and expectations.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–81%	–2.1%
–1%	–35%	–0.5%
0%	0%	0%
1%	–4%	–0.3%
2%	–14%	–1.6%

The information presented in the table below projects the impact of the same sudden changes in interest rates on Anworth’s annual projected net income and projected portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of our interest rate swap agreements and Eurodollar Futures Contracts on both net interest income and portfolio value. As of December 31, 2015, the aggregate notional amount of the interest rate swap agreements was $3.866 billion and the weighted average maturity was approximately 2.6 years.

Change in Interest Rates	Percentage Change in Projected Net Interest Income	Percentage Change In Projected Portfolio Value
–2%	–17%	1.3%
–1%	30%	1.2%
0%	0%	0%
1%	–32%	–2.0%
2%	–98%	–5.0%
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework from 2013. Based on our assessment, we believe that, as of December 31, 2015, Anworth’s internal control over financial reporting is effective based on the criteria set forth in the 2013 COSO Framework.

The Company’s independent auditors, RSM US LLP, have issued an audit report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited Anworth Mortgage Asset Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Item 9A, “Management Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries’ as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion.

RSM US LLP

Seattle, Washington

February 26, 2016

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from the information under the captions entitled “Election of Directors—Information Regarding Nominees for Director,” “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement to be filed with the SEC no later than April 29, 2016.

Item 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from the information under the caption entitled “Executive Compensation” in our definitive proxy statement to be filed with the SEC no later than April 29, 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item is incorporated by reference from the information under the caption entitled “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive proxy statement to be filed with the SEC no later than April 29, 2016.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from the information under the caption entitled “Certain Relationships and Related Transactions, and Director Independence” in our definitive proxy statement to be filed with the SEC no later than April 29, 2016.

Item 14.	AUDIT FEES AND SERVICES

The information required by this Item is incorporated by reference from the information under the caption entitled “Audit and Related Fees” in our definitive proxy statement to be filed with the SEC no later than April 29, 2016.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	Documents filed as part of this report:
(1)	The following financial statements of the Company are included in Part II, Item 8 of this Annual Report on Form 10-K:
•	Report of Independent Registered Public Accounting Firm, RSM US LLP;
•	Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014;
•	Consolidated Statements of Operations: For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013;
•	Consolidated Statements of Comprehensive Income: For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013;
•	Consolidated Statements of Stockholders’ Equity: For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013; and
•	Consolidated Statements of Cash Flows: For the Years Ended December 31, 2015, December 31, 2014 and December 31, 2013;
•	Notes to Consolidated Financial Statements.
(2)	Schedules to financial statements:

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

DATED: February 26, 2016	ANWORTH MORTGAGE ASSET CORPORATION

/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOSEPH LLOYD MCADAMS	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 26, 2016
Joseph Lloyd McAdams
/s/ CHARLES J. SIEGEL	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2016
Charles J. Siegel

/s/ JOSEPH E. MCADAMS	Executive Vice President, Chief Investment Officer and Director	February 26, 2016
Joseph E. McAdams

/s/ LEE A. AULT, III	Director	February 26, 2016
Lee A. Ault, III

/s/ JOE E. DAVIS	Director	February 26, 2016
Joe E. Davis

/s/ ROBERT C. DAVIS	Director	February 26, 2016
Robert C. Davis

/s/ MARK S. MARON	Director	February 26, 2016
Mark S. Maron

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Anworth Mortgage Asset Corporation

We have audited the accompanying consolidated balance sheets of Anworth Mortgage Asset Corporation and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Anworth Mortgage Asset Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Anworth Mortgage Asset Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

RSM US LLP

Seattle, Washington

February 26, 2016

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,694,731	$6,650,143
Agency MBS at fair value	173,344	343,734
Paydowns receivable	24,707	29,486
	$4,892,782	$7,023,363
Non-Agency MBS at fair value (including $596,831 and $155,311 pledged to counterparties at December 31, 2015 and December 31, 2014, respectively)	682,061	199,710
Residential mortgage loans held-for-investment(1)	969,172	-
Residential real estate	14,363	12,871
Cash and cash equivalents	5,754	14,989
Restricted cash	39,230	16,099
Interest and dividends receivable	17,525	19,115
Derivative instruments at fair value	12,470	9,792
Prepaid expenses and other	2,983	2,396
Total Assets	$6,636,340	$7,298,335
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$13,443	$17,606
Repurchase agreements	4,915,528	6,370,740
Asset-backed securities issued by securitization trusts(1)	915,486	-
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	34,547	45,259
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	207	-
Dividends payable on common stock	14,861	15,396
Accrued expenses and other	1,308	29,084
Total Liabilities	$5,934,189	$6,516,894
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($10,848 and $0, respectively); 434 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	10,039	-
Common Stock: par value $0.01 per share; authorized 200,000 shares, 99,078 issued and 98,944 outstanding at December 31, 2015 and 109,972 issued and 109,234 outstanding at December 31, 2014, respectively	991	1,100
Additional paid-in capital	981,034	1,033,015
Accumulated other comprehensive gain (loss) consisting of unrealized gains and losses	949	(14,981)
Accumulated deficit	(361,323)	(308,154)
Total Stockholders' Equity:	$678,227	$757,517
Total Liabilities and Stockholders' Equity	$6,636,340	$7,298,335
(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At December 31, 2015 and December 31, 2014, total assets of the consolidated VIEs were $972 million and $0, respectively, and total liabilities were $918 million and $0, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013

Interest and other income:
Interest-Agency MBS	$105,504	$155,486	$174,713
Interest-Non-Agency MBS	27,131	1,039	15
Interest-residential mortgage loans	12,819	-	-
Income-rental properties	1,594	589	-
Other interest income	44	42	56
	147,092	157,156	174,784
Interest expense:
Interest expense on repurchase agreements	30,694	78,643	91,690
Interest expense on asset-backed securities	11,645	-	-
Interest expense on junior subordinated notes	1,282	1,264	1,280
	43,621	79,907	92,970
Net operating income	103,471	77,249	81,814
Provision for loan losses	(203)	-	-
Net operating income after provision for loan losses	103,268	77,249	81,814
Operating Expenses:
Management fee to related party	(8,791)	(10,746)	(11,961)
General and administrative expenses	(5,189)	(7,008)	(3,767)
Total operating expenses	(13,980)	(17,754)	(15,728)
Other (Loss) Income:
(Loss) gain on sales of Agency MBS	(7,508)	(2,854)	9,237
(Loss) on sales of Non-Agency MBS	(75)	-	-
(Loss) on interest rate swaps, net	(74,247)	(36,676)	-
Gain on derivatives-TBA Agency MBS, net	9,323	10,228	-
(Loss) on derivatives-Eurodollar Futures Contracts	(2,103)	(1,694)	-
Recovery on Non-Agency MBS	26	120	397
Total other (loss) income	(74,584)	(30,876)	9,634
Net income	$14,704	$28,619	$75,720
Dividend on Series A Cumulative Preferred Stock	(4,139)	(4,139)	(4,142)
Dividend on Series B Cumulative Convertible Preferred Stock	(1,577)	(1,577)	(1,594)
Dividend on Series C Cumulative Redeemable Preferred Stock	(721)	-	-
Net income to common stockholders	$8,267	$22,903	$69,984
Basic earnings per common share	$0.08	$0.18	$0.49
Diluted earnings per common share	$0.08	$0.18	$0.49
Basic weighted average number of shares outstanding	103,412	123,949	142,455
Diluted weighted average number of shares outstanding	107,751	128,057	146,400

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Net income	$14,704	$28,619	$75,720
Available-for-sale Agency MBS, fair value adjustment	(15,961)	87,467	(224,927)
Reclassification adjustment for loss (gain) on sales of Agency MBS included in net income	7,508	2,854	(9,237)
Available-for-sale Non-Agency MBS, fair value adjustment	2,283	(74)	(281)
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income	75	-	-
Unrealized gains (losses) on derivatives	20,211	(67,407)	3,411
Reclassification adjustment for interest expense on swap agreements included in net income	1,814	54,187	59,250
Other comprehensive income (loss)	15,930	77,027	(171,784)
Comprehensive income (loss)	$30,634	$105,646	$(96,064)

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2015, 2014 and 2013

(in thousands, except per share amounts)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Value	Series C Preferred Stock Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income (Loss) Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2012	1,877	-	142,013	$45,447	$-	$1,420	$1,197,793	$175,439	360	$(96,023)	$(261,941)	$1,062,495
Issuance of Series A Preferred Stock	42			1,090								1,090
Issuance of common stock			4,350			44	25,328					25,372
Redemption of common stock			(7,646)			(77)	(37,954)					(38,031)
Other comprehensive income, fair value adjustments and reclassifications								(234,164)	(281)	62,661		(171,784)
Net income											75,720	75,720
Amortization of restricted stock							202					202
Dividend declared - $2.156252 per Series A preferred share											(4,142)	(4,142)
Dividend declared - $1.5625 per Series B preferred share											(1,594)	(1,594)
Dividend declared - $0.50 per common share											(71,066)	(71,066)
Balance, December 31, 2013	1,919	-	138,717	$46,537	$-	$1,387	$1,185,369	$(58,725)	79	$(33,362)	$(263,023)	$878,262
Issuance of common stock			295			3	1,369					1,372
Redemption of common stock			(29,040)			(290)	(149,884)					(150,174)
Other comprehensive income, fair value adjustments and reclassifications								90,321	(74)	(13,220)		77,027
Net income											28,619	28,619
Shares repurchased pending retirement			(738)				(3,936)					(3,936)
Amortization of restricted stock							97					97
Dividend declared - $2.156252 per Series A preferred share											(4,139)	(4,139)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $0.56 per common share											(68,034)	(68,034)
Balance, December 31, 2014	1,919	-	109,234	$46,537	$-	$1,100	$1,033,015	$31,596	5	$(46,582)	$(308,154)	$757,517
Issuance of Series C Preferred Stock	-	434			10,039							10,039
Issuance of common stock			224			2	1,110					1,112
Redemption of common stock			(10,381)			(111)	(52,591)					(52,702)
Other comprehensive income, fair value adjustments and reclassifications								(8,453)	2,358	22,025		15,930
Net income											14,704	14,704
Shares repurchased pending retirement			(133)				(597)					(597)
Amortization of restricted stock							97					97
Dividend declared - $2.156252 per Series A preferred share											(4,140)	(4,140)
Dividend declared - $1.5625 per Series B preferred share											(1,577)	(1,577)
Dividend declared - $1.768578 per Series C preferred share											(723)	(723)
Dividend declared - $0.60 per common share											(61,433)	(61,433)
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	2,363	$(24,557)	$(361,323)	$678,227
See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended December 31,
	2015	2014	2013

Operating Activities:
Net income	$14,704	$28,619	$75,720
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	46,941	45,690	62,033
Accretion of market yield adjustments (Non-Agency MBS)	129	(429)	-
Accretion of discounts (residential mortgage loans)	(186)
Provision for loan losses	203	-	-
Depreciation on rental properties	441	235	-
Loss (gain) on sales of Agency MBS	7,508	2,854	(9,237)
Loss on sales of Non-Agency MBS	75	-	-
Amortization of restricted stock	97	97	202
Recovery on Non-Agency MBS	(26)	(120)	(397)
Periodic net settlements on interest rate swaps, net of amortization	(38,738)	(17,509)	-
Loss on interest rate swaps, net	74,247	36,676	-
(Gain) on derivatives, net of derivative income-TBA Agency MBS	(9,323)	(10,228)	-
Loss on derivatives-Eurodollar Futures Contracts	2,103	1,694	-
Changes in assets and liabilities:
Decrease in interest receivable	1,589	4,195	2,529
(Increase) decrease in prepaid expenses and other	(589)	(8,679)	1,737
(Increase) in restricted cash	(25,234)	-	-
(Decrease) increase in accrued interest payable	(2,145)	(995)	9,732
(Decrease) increase in accrued expenses	(5,673)	3,092	607
Net cash provided by operating activities	$66,123	$85,192	$142,926
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	$719,907	$561,689	$636,807
Purchases	-	(430,779)	(2,591,994)
Principal payments	1,347,771	1,443,874	2,356,590
Available-for-sale Non-Agency MBS:
Proceeds from sales	25,499	-	-
Purchases	(577,695)	(176,062)	-
Principal payments	47,400	1,527	-
Residential mortgage loans held-for-investment:
Purchases	(54,156)	-	-
Principal payments	455	-	-
Residential properties purchases	(1,932)	(13,106)	-
Net cash provided by investing activities	$1,507,249	$1,387,143	$401,403
Financing Activities:
Borrowings from repurchase agreements	$35,456,138	$33,862,233	$42,833,039
Repayments on repurchase agreements	(36,911,350)	(35,071,493)	(43,273,039)
Settlements on terminated interest rate swaps	(28,075)	(42,438)	-
Net settlements on TBA Agency MBS commitments	11,028	9,173
Common stock repurchased net of proceeds from common stock issued	(52,186)	(152,739)	(15,293)
Proceeds on Series B Preferred Stock issued	-	-	1,335
Proceeds on Series A Preferred Stock issued	-	-	1,090
Proceeds on Series C Preferred Stock issued	10,039	-	-
Series A Preferred Stock dividends paid	(4,139)	(4,139)	(4,117)
Series B Preferred Stock dividends paid	(1,577)	(1,577)	(1,615)
Series C Preferred Stock dividends paid	(518)	-	-
Common stock dividends paid	(61,967)	(63,734)	(81,271)
Net cash (used in) financing activities	$(1,582,607)	$(1,464,714)	$(539,871)
Net (decrease) increase in cash and cash equivalents	(9,235)	7,621	4,458
Cash and cash equivalents at beginning of year	14,989	7,368	2,910
Cash and cash equivalents at end of year	$5,754	$14,989	$7,368
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$75,931	$109,925	$83,237
Conversions of Series B Preferred Stock into common stock	$-	$-	$2,633
Common stock repurchased	$56,378	$154,110	$38,031
Change in payable for MBS purchased	$(24,624)	$24,624	$-

See accompanying notes to audited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities and residential mortgage loans which presently include the following types of investments:

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

•

Residential mortgage loans through consolidated securitization trusts. We finance our residential mortgage loans through asset-backed securities, or ABS, issued by the consolidated securitization trusts. The ABS which are held by unaffiliated third parties are non-recourse financing. The difference in the amount of the loans and the amount of the ABS represents our retained interest in the loans held in the securitization trusts.

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

At December 31, 2015, our qualified REIT assets (real estate assets, as defined under the Code, cash and cash items and government securities) were greater than 95% of our total assets, as compared to the Code requirement that at least 75% of our total assets must be qualified REIT assets. Greater than 89% of our 2015 revenue qualified for the 75% source of income test and greater than 99% of our revenue qualified for the 95% source of income test under the REIT rules. At December 31, 2015, we believe we met all REIT requirements regarding the ownership of our common stock and the distributions of our taxable net income. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

BASIS OF PRESENTATION AND CONSOLIDATION

The accompanying audited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans held-for-investment, amortization of security premiums, accretion of security discounts and accounting for derivatives and hedging activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are nonrecourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to unaffiliated third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

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

The following is a summary of our significant accounting policies:

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less. The carrying amount of cash equivalents approximates their fair value. Restricted cash includes cash pledged as collateral to counterparties on various derivative transactions and reverse repurchase agreements.

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

A majority of our Non-Agency MBS are accounted for under “Loans and Debt Securities Acquired with Credit Deterioration” (ASC 310-30). A debt security accounted for under ASC 310-30 is initially recorded at its purchase price (fair value). The amount of expected cash flows that exceed the initial investment represents the market yield adjustment (accretable yield), which is recognized as interest income on a level yield basis over the life of the security. The excess of total contractual cash flows over the cash flows expected at its origination is considered to be the non-accretable difference. We must periodically reassess the expected cash flows of loans accounted for under ASC 310-30 along with the cash flows received. A significant increase in expected cash flows must be accounted for as an increase in the rate of accretion over the remaining life of the security. Conversely, if expected cash flows decrease, an other-than-temporary impairment must be recognized as a charge to earnings. Adjustments to the fair value of Non-Agency MBS, accounted for as available-for-sale securities, are recorded in “Accumulated other comprehensive income,” or AOCI. The determination as to whether impairment and accretable yield exists is based on cash flow projections related to the securities. As a result, the timing and amount of impairment and accretable yield constitutes a material estimate that is susceptible to significant change.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at December 31, 2015 and December 31, 2014, aggregated by investment category and length of time (dollar amounts in thousands):

December 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	107	$731,112	$(5,177)	332	$1,637,714	$(33,085)	439	$2,368,826	$(38,262)
Non-Agency MBS	53	$323,198	$(5,530)	-	$-	$-	53	$323,198	$(5,530)

December 31, 2014

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	91	$348,783	$(1,792)	361	$3,032,057	$(53,820)	452	$3,380,840	$(55,612)
Non-Agency MBS	7	$45,988	$(63)	-	$-	$-	7	$45,988	$(63)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At December 31, 2015, we do not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

We do not consider Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At December 31, 2015, we do not expect to sell the Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at December 31, 2015.

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

We establish an allowance for residential loan losses based on our estimate of credit losses. These estimates for the allowance for loan losses require consideration of various observable inputs including, but not limited to, historical loss experience, delinquency status, borrower credit scores, geographic concentrations and loan-to-value ratios, and are adjusted for current economic conditions as deemed necessary by our management. Many of these factors are subjective and cannot be reduced to a mathematical formula. In addition, since we have not incurred any direct losses on our portfolio, we review national historical credit performance information from external sources to assist in our analysis. Changes in our estimates can significantly impact the allowance for loan losses and provision expense. The allowance reflects management’s best estimate of the credit losses inherent in the loan portfolio at the balance sheet date. It is also possible that we will experience credit losses that are different from our current estimates or that the timing of those losses may differ from our estimates.

We recognize interest income from residential mortgage loans on an accrual basis. Any related premium or discount is amortized into interest income using the effective interest method over the estimated life of these loans. Coupon interest is recognized as revenue when earned and deemed collectable or until a loan becomes more than 90 days past due, at which point the loan is placed on non-accrual status. Interest previously accrued for loans that have been placed on non-accrual status is reversed against interest income in the period the loan is placed in non-accrual status. Residential loans delinquent more than 90 days or in foreclosure are characterized as delinquent. Cash principal and interest that are advanced from servicers after a loan becomes greater than 90 days past due are recorded as a liability due to the servicer. When a delinquent loan previously placed on non-accrual status has cured, meaning all delinquent principal and interest have been remitted by the borrower, the loan is placed back on accrual status. Alternatively, non-accrual loans may be placed back on accrual status if restructured and after the loan is considered re-performing. A restructured loan is considered re-performing when the loan has been current for at least 12 months.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our swaps, changes in the fair value of these swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of operations rather than in AOCI.  Also, net interest paid or received on these swaps, which was previously recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At December 31, 2015, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past several years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

For all interest rate swaps entered into on or before September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit this risk, our practice was to only enter into swaps with large financial institution counterparties who were market makers for these types of instruments, limit our exposure on each swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market position of the swaps held with that counterparty. For all swaps entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. Both the swap execution facility and the central clearinghouse could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2015 relative to any tax positions taken prior to January 1, 2015. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at December 31, 2015. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2010 and 2009, respectively.

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

The computation of EPS for the years ended December 31, 2015, 2014 and 2013 are as follows (amounts in thousands, except per share data):

	Net Income Available to Common Stockholders	Average Shares	Earnings per Share
For the year ended December 31, 2015
Basic EPS	$8,267	103,412	$0.08
Effect of dilutive securities	1,577	4,339	-
Diluted EPS	$9,844	107,751	$0.08
For the year ended December 31, 2014
Basic EPS	$22,903	123,949	$0.18
Effect of dilutive securities	1,577	4,108	-
Diluted EPS	$24,480	128,057	$0.18
For the year ended December 31, 2013
Basic EPS	$69,984	142,455	$0.49
Effect of dilutive securities	1,594	3,945	-
Diluted EPS	$71,578	146,400	$0.49

For the years ended December 31, 2015, 2014 and 2013, options to purchase 0, 5,000 and 5,000 shares of our common stock, respectively, were outstanding and not included in the computation of diluted EPS as their exercise price and option expense exceeded the average stock price for those respective periods.

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is divided into net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments. In accordance with ASU 2013-02, we have identified, in our Statements of Comprehensive Income, items that are reclassified and included in our statements of operations.

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

On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendment to the Consolidation Analysis.” This new standard changes consolidation analysis by placing more emphasis on risk of loss when determining a controlling financial interest and outlining the conditions under which a decision maker or service provider may have to consolidate the entity for which it provides the service. As such, we believe that entities for which decision making rights are conveyed through contractual arrangement are less likely to be consolidated. This ASU will become effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU will have a material effect on our financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (Topic 740). The guidance in this new standard eliminated the current requirement to present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and deferred tax liabilities as noncurrent. Public companies are required to apply the guidance beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The guidance in this new standard is intended to improve existing GAAP by (1) requiring equity investment (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans or receivables) on the balance sheet or the accompanying notes to the financial statements; (4) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (5) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (6) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value  of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public companies are required to apply the guidance beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning with the first quarter of 2019. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts and also reverse repurchase agreements. Reverse repurchase agreements are used as a means of investing excess cash. The collateral for these loans are primarily U.S. Treasury securities with an aggregate fair value equal to the amount of the loans. Restricted cash is carried at cost, which approximates fair value. Prior period balances have been reclassified from “Other assets” for comparative purposes.

The following represents the Company’s restricted cash balances at December 31, 2015 and December 31, 2014 (in thousands):

	December 31, 2015	December 31, 2014

Restricted cash - reverse repurchase agreements	$25,000	$-
Restricted cash - swap margin calls	11,913	13,142
Restricted cash - Eurodollar Futures Contracts	2,317	2,957
	$39,230	$16,099

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our MBS, classified as available-for-sale, at December 31, 2015 and December 31, 2014, which are carried at their fair value (amounts in thousands):

December 31, 2015

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$10,118	$1,976,155	$2,858,659	$4,844,932	$679,584	$5,524,516
Paydowns receivable(1)(2)	-	24,707	-	24,707	112	24,819
Unrealized gains	3	12,922	48,480	61,405	7,895	69,300
Unrealized losses	(156)	(23,689)	(14,417)	(38,262)	(5,530)	(43,792)
Fair value	$9,965	$1,990,095	$2,892,722	$4,892,782	$682,061	$5,574,843

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,086,487	$1,926,775	$653,246	$178,424	$4,844,932	$679,584	$5,524,516
Paydowns receivable(1)(2)	7,760	16,947	-	-	24,707	112	24,819
Unrealized gains	49,866	2,812	1,920	6,807	61,405	7,895	69,300
Unrealized losses	(4,707)	(25,347)	(8,208)	-	(38,262)	(5,530)	(43,792)
Fair value	$2,139,406	$1,921,187	$646,958	$185,231	$4,892,782	$682,061	$5,574,843

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represent when we receive notice of prepayments but do not receive the actual cash until the following month.

During the year ended December 31, 2015, we received proceeds of approximately $720 million from the sales of Agency MBS and recognized gross realized losses on sales of approximately $7.5 million. During the year ended December 31, 2014, we received proceeds of approximately $562 million from the sales of Agency MBS and recognized gross realized gains on sales of approximately $2.76 million and gross realized losses on sales of approximately $5.6 million.

During the year ended December 31, 2015, we acquired approximately $659 million in principal balances of Non-Agency MBS.  During the year ended December 31, 2014, we acquired approximately $200 million of Non-Agency MBS. During the year ended December 31, 2015, we sold approximately $27 million of Non-Agency MBS and recognized a loss of approximately $75 thousand. During the year ended December 31, 2014, we did not have any sales of Non-Agency MBS.

December 31, 2014

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$11,823	$2,889,128	$4,061,330	$6,962,281	$199,705	$7,161,986
Paydowns receivable(1)(2)	-	29,486	-	29,486	-	29,486
Unrealized gains	32	21,534	65,642	87,208	68	87,276
Unrealized losses	(155)	(31,558)	(23,899)	(55,612)	(63)	(55,675)
Fair value	$11,700	$2,908,590	$4,103,073	$7,023,363	$199,710	$7,223,073

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$1,779,031	$3,914,431	$1,048,991	$219,828	$6,962,281	$199,705	$7,161,986
Paydowns receivable(1)(2)	2,769	26,717	-	-	29,486	-	29,486
Unrealized gains	51,827	21,290	3,782	10,309	87,208	68	87,276
Unrealized losses	(5,027)	(40,632)	(9,953)	-	(55,612)	(63)	(55,675)
Fair value	$1,828,600	$3,921,806	$1,042,820	$230,137	$7,023,363	$199,710	$7,223,073

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represent when we receive notice of prepayments but do not receive the actual cash until the following month

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the year ended December 31, 2015 and cumulatively at December 31, 2015 and December 31, 2014:

	For the Year Ended December 31, 2015	At December 31, 2015	At December 31, 2014
		(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$479,072	$627,269	$148,197
Contractual principal not expected to be collected (non-accretable yield)	(176,232)	(194,355)	(18,123)
Expected cash flows to be collected	302,840	432,914	130,074
Market yield adjustment	73,380	56,220	(17,160)
Unrealized gain, net	5,445	5,450	5
Fair value	381,665	494,584	112,919
Fair value of other Non-Agency MBS (no credit deterioration)	100,686	187,477	86,791
Total fair value of Non-Agency MBS	$482,351	$682,061	$199,710

The following table presents the change for the years ended December 31, 2015 and December 31, 2014 of the components of the Company’s purchase discount on its Non-Agency MBS between the amount designated as the accretable discount and the non-accretable difference:

	For the Year Ended December 31, 2015		For the Year Ended December 31, 2014
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable

Balance, beginning of year	$(18,528)	$(18,123)	$-	$-
Accretion of discount	(1,022)	-	429	-
Purchases	72,553	(176,232)	(18,957)	(18,123)
Sales	1,849	-	-	-
Reclass adjustments for other-than-temporary impairments	-	-	-	-
Other	1,368	-	-	-
Balance, end of year	$56,220	$(194,355)	$(18,528)	$(18,123)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of December 31, 2015. The Company did not have any investments in securitization trusts at December 31, 2014.

	December 31, 2015	December 31, 2014
	(in thousands)
Residential mortgage loans held-for-investment	$969,172	$-
Accrued interest receivable	3,092	-
Total assets	$972,264	$-
Accrued interest payable	$2,892	$-
Asset-backed securities issued by securitization trusts	915,486	-
Total liabilities	$918,378	$-

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own all of the subordinate classes on two of the trusts (Class B-1 through B-5) and the most subordinated classes (Classes B-4 and B-5) on the third trust. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the year ended December 31, 2015.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties.

The following table details the carrying value for residential mortgage loans held-for-investment at December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Principal balance	$958,403	$-
Unamortized premium net of discount	10,972	-
Allowance for loan losses	(203)	-
Carrying value	$969,172	$-

The following table provides a reconciliation of the carrying value of residential mortgage loans held-for-investment (dollar amounts in thousands):

Reconciliation of Carrying Value of Mortgage Loans on Real Estate	Amount

Balance at January 1, 2015	$-
Additions:
New loans	1,018,120
Premium (discount) on new loans	12,437
Deductions:
Collection of principal	(59,717)
Amortization of premium (discount)	(1,465)
Provision for loan losses	(203)
Balance at December 31, 2015	$969,172

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at December 31, 2015 (we did not own any residential mortgage loans held-for-investment at December 31, 2014):

December 31, 2015
Portfolio Characteristics:	(dollar amounts in thousands)
Number of loans	1,328
Current principal balance	$958,403
Average loan balance	$722
Net weighted average coupon rate	3.87%
Weighted average maturity (years)	28.4
Weighted average FICO score	762
Current Performance:
Current	$954,341
30 days delinquent	3,234
60 days delinquent	828
90+ days delinquent	-
Bankruptcy/foreclosure	-
Total	$958,403

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at December 31, 2015 and December 31, 2014 based on principal balance outstanding:

	December 31, 2015	December 31, 2014
State	(Percent)

California	48.2%	0%
Florida	6.0	-
Other states (none greater than 5%)	45.8	-
Total	100.0%	0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the years ended December 31, 2015 and December 31, 2014:

	December 31, 2015	December 31, 2014
	(in thousands)
Balance at beginning of year	$-	$-
Provision for loan losses	203	-
Charge-offs, net	-	-
Balance at end of year	$203	$-

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $915.5 million at December 31, 2015. The Company did not have any investments in securitization trusts at December 31, 2014. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At December 31, 2015, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.4 million. At December 31, 2014, we owned 79 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $12.9 million. The income from these properties is included in our statements of operations as “Income on rental properties.” The expenses on these properties are included in our statements of operations in “Other expenses” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At December 31, 2015 and December 31, 2014, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

December 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,694,731		$596,831		$5,291,562

December 31, 2014

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,395,000	0.32	115,740	1.82	2,510,740	0.39
30 days to 90 days	3,860,000	0.35	-	-	3,860,000	0.35
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$6,255,000	0.34%	$115,740	1.82%	$6,370,740	0.37%
Weighted average maturity	38 days		13 days		37 days
Weighted average interest rate after adjusting for interest rate swaps					1.06%
Weighted average maturity after adjusting for interest rate swaps					767 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$6,650,143		$155,311		$6,805,454

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

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$12,470	$-	$12,470	$(12,470)	$-	$-
Total	$12,470	$-	$12,470	$(12,470)	$-	$-
Repurchase Agreements(3)	$4,915,528	$-	$4,915,528	$(4,915,528)	$-	$-
Derivative liabilities at fair value(2)	34,547	-	34,547	(34,547)	-	-
Total	$4,950,075	$-	$4,950,075	$(4,950,075)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2014	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$9,792	$-	$9,792	$(9,792)	$-	$-
Total	$9,792	$-	$9,792	$(9,792)	$-	$-
Repurchase Agreements(3)	$6,370,740	$-	$6,370,740	$(6,370,740)	$-	$-
Derivative liabilities at fair value(2)	45,259	-	45,259	(45,259)	-	-
Total	$6,415,999	$-	$6,415,999	$(6,415,999)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At December 31, 2015, we had pledged approximately $39.8 million in Agency MBS as collateral and paid another approximately $11.9 million on swap margin calls (included in “restricted cash”) on our swap derivatives, which were approximately $11.6 million in derivative assets and approximately $33.9 million in derivative liabilities at December 31, 2015. At December 31, 2014, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $13 million on swap margin calls on our swap derivatives, which were approximately $8.7 million in derivative assets and approximately $43.6 million in derivative liabilities at December 31, 2014.

(3)

At December 31, 2015, we had pledged approximately $4.7 billion in Agency MBS and approximately $597 million of Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2014, we had pledged approximately $6.65 billion in Agency MBS and approximately $155 million of Non-Agency MBS as collateral on our repurchase agreements.

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

At December 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,892,782	$-	$4,892,782
Non-Agency MBS(1)	$-	$682,061	$-	$682,061
Derivative instruments(2)	$-	$12,470	$-	$12,470
Liabilities:
Derivative instruments(2)	$-	$34,547	$-	$34,547

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 14.

At December 31, 2014, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$7,023,363	$-	$7,023,363
Non-Agency MBS(1)	$-	$199,710	$-	$199,710
Derivative instruments(2)	$-	$9,792	$-	$9,792
Liabilities:
Derivative instruments(2)	$-	$45,259	$-	$45,259

(1)	For more detail about the fair value of our MBS, including by agency and type of security, see Note 3.
(2)	Derivative instruments are hedging instruments under ASC 815-10. For more detail about our derivative instruments, see Notes 1 and 14.

At December 31, 2015 and December 31, 2014, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of December 31, 2015 and December 31, 2014, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at December 31, 2015 and December 31, 2014 (dollar amounts in thousands):

	December 31, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$969,172	$959,418	$-	$-
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$915,486	$907,556	$-	$-

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

Income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 was zero. None of the components of income tax expense are significant on a separately stated basis.

At December 31, 2015 and December 31, 2014, there were no significant deferred tax assets and deferred tax liabilities.

The tables below present tax information regarding Anworth’s dividend distributions for the fiscal year ended December 31, 2015:

8.625% Series A Cumulative Preferred Stock (CUSIP 03747 20 0)
Declaration Date	Record Date	Payable Date	2015 Total Distribution Per Share	2015 Ordinary Income	2015 Return of Capital	Short-Term Capital Gains	Carry-Over to 2016

10/17/14	12/31/14	01/15/15	$0.539063	$0.539063	$-	$-	$-
01/15/15	03/31/15	04/15/15	$0.539063	$0.462103	$-	$0.076960	$-
04/16/15	06/30/15	07/15/15	$0.539063	$0.539063	$-	$-	$-
07/16/15	09/30/15	10/15/15	$0.539063	$0.408022	$-	$0.131041	$-
10/15/15	12/31/15	01/15/16	$0.539063	$-	$-	$-	$0.539063
		Total	$2.695315	$1.948251	$-	$0.208001	$0.539063

6.25% Series B Cumulative Convertible Preferred Stock (CUSIP 03747 30 9)
Declaration Date	Record Date	Payable Date	2015 Total Distribution Per Share	2015 Ordinary Income	2015 Return of Capital	Short-Term Capital Gains	Carry-Over to 2016

10/17/14	12/31/14	01/15/15	$0.390625	$0.390625	$-	$-	$-
01/15/15	03/31/15	04/15/15	$0.390625	$0.334857	$-	$0.055768	$-
04/16/15	06/30/15	07/15/15	$0.390625	$0.390625	$-	$-	$-
07/16/15	09/30/15	10/15/15	$0.390625	$0.295668	$-	$0.094957	$-
10/15/15	12/31/15	01/15/16	$0.390625	$-	$-	$-	$0.390625
		Total	$1.953125	$1.411775	$-	$0.150725	$0.390625

7.625% Series C Cumulative Redeemable Preferred Stock (CUSIP 03747 40 8)
Declaration Date	Record Date	Payable Date	2015 Total Distribution Per Share	2015 Ordinary Income	2015 Return of Capital	Short-Term Capital Gains	Carry-Over to 2016

03/19/15	03/31/15	04/15/15	$0.338889	$0.282448	$-	$0.056441	$-
04/16/15	06/30/15	07/15/15	$0.476563	$0.476563	$-	$-	$-
07/16/15	09/30/15	10/15/15	$0.476563	$0.403862	$-	$0.072701	$-
10/15/15	12/31/15	01/15/16	$0.476563	$-	$-	$-	$0.476563
		Total	$1.768578	$1.162873	$-	$0.129142	$0.476563

(1)	The first Series C Preferred Stock dividend declared, which was payable on April 15, 2015, was based on a prorated amount from January 27, 2015 through March 31, 2015.

Common Stock (CUSIP 03747 10 1)
Declaration Date	Record Date	Payable Date	2014 Total Distribution Per Share	2015 Ordinary Income	2015 Return of Capital	Short-Term Capital Gains	Carry-Over to 2016

12/18/14	12/30/14	01/29/15	$0.14	$0.066584	$0.073416	$-	$-
03/19/15	03/31/15	04/29/15	$0.15	$0.061279	$0.078660	$0.010061	$-
06/18/15	06/30/15	07/29/15	$0.15	$0.071340	$0.078660	$-	$-
09/17/15	09/30/15	10/29/15	$0.15	$0.053869	$0.078660	$0.017471	$-
12/17/15	12/31/15	01/29/16	$0.15	$-	$-	$-	$0.150000
		Total	$0.74	$0.253072	$0.309396	$0.027532	$0.150000

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our Series A Preferred Stock and Series C Preferred Stock with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to payment of dividends or the distribution of assets upon liquidation, dissolution or winding up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. At December 31, 2015, the conversion rate was 4.3942. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the year ended December 31, 2015, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of Series B Preferred Stock, together with the holders of Series A Preferred Stock and Series C Preferred Stock, would be entitled to elect two additional directors to our board of directors to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through December 31, 2015, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At December 31, 2015, our authorized capital included 200,000,000 shares of common stock, of which 99,077,651 shares were issued and 98,944,451 shares were outstanding.

At December 31, 2015, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share) and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series, with such distinctive designations, rights and preferences as determined by our board of directors. At December 31, 2015, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding and 433,924 shares of Series C Preferred Stock issued and outstanding.

On January 27, 2015, we completed a public offering of 300,000 shares of our Series C Preferred Stock at a public offering price of $24.50 per share and received net proceeds of approximately $7 million. The shares were sold pursuant to the Company’s effective shelf registration statement on Form S-3. The Series C Preferred Stock has no maturity date and is not subject to any sinking fund or mandatory redemption. On or after January 27, 2020, we may, at our option, redeem the Series C Preferred Stock for cash, in whole or from time to time in part, at a redemption price of $25.00 per share plus accrued and unpaid dividends, if any, to the redemption date.

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the year ended December 31, 2015, we issued an aggregate of 133,924 shares of our Series C Preferred Stock under the MLV Sales Agreement at a weighted average price of $24.45 per share, which provided net proceeds to us of approximately $3.3 million, net of sales commissions. MLV received aggregate commissions of approximately $33 thousand, which represents an average commission of approximately 1.0% on the gross sales price per share. At December 31, 2015, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized, on the following dates, the Company to acquire the following additional amounts of shares of our common stock: 5,000,000 shares on December 13, 2013; 10,000,000 shares on March 14, 2014; 10,000,000 shares on May 22, 2014; 10,000,000 shares on October 17, 2014; and 5,000,000 shares on June 18, 2015. During the year ended December 31, 2015, we repurchased an aggregate of 10,514,350 shares at a weighted average price of $5.05 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the year ended December 31, 2015, we issued an aggregate of 224,689 shares of our common stock at a weighted average price of $5.08 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $1.14 million.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. The registration statement was declared effective on April 8, 2013. At December 31, 2015, approximately $534.5 million of our capital stock was available for future issuance under the registration statement.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan. During 2015, we issued 8,000 restricted stock units (phantom shares) under the 2014 Equity Plan.

NOTE 12. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our board of directors and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

On the effective date of the Management Agreement, the employment agreements with our executives were terminated, our employees became employees of our Manager, and we took such other actions as we believed were reasonably necessary to implement the Management Agreement and externalize our management function.

A trust controlled by Mr. Lloyd McAdams, our Chairman, Chief Executive Officer and President, and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 50% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, the Chief Investment Officer of our Manager, beneficially owns 45% of the outstanding membership interests of our Manager; and Mr. Thad M. Brown, our former Chief Financial Officer, beneficially owns 5% of the outstanding membership interests of our Manager.

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

Change in Control and Arbitration Agreements

We entered into Change in Control and Arbitration Agreements with each of Mr. Charles J. Siegel, our Chief Financial Officer, and with various officers of our Manager including Ms. Bistra Pashamova, a Senior Vice President and Portfolio Manager of our Manager, and Mr. Evangelos Karagiannis, a Vice President and Portfolio Manager of our Manager. These agreements provide that should a change in control (as defined in the agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under these agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. For Mr. Brett Roth, a Senior Vice President and Portfolio Manager of our Manager, in the event that a change in control occurs, he will receive a lump sum payment equal to (i) 12 months annual base salary paid by the Manager in effect on September 18, 2014 plus (ii) $350,000, as well as other benefits. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $63.52 per square foot. The base monthly rental for us is $38,646.15, which will be increased by 3% per annum on July 1, 2016. The sublease agreement runs through June 30, 2022 unless earlier terminated pursuant to the master lease. During the years ended December 31, 2015, 2014 and 2013, we expensed $505 thousand, $502 thousand and $489 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At December 31, 2015, the future minimum lease commitment is as follows (in whole dollars):

Year	2016	2017	2018	2019	2020	Thereafter	Total Commitment
Commitment	$470,720	$484,852	$499,398	$514,374	$529,800	$822,579	$3,321,723

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis points thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the years ended December 31, 2015, 2014 and 2013, we paid fees of $162 thousand, $191 thousand and $211 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreases the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our board of directors, or a committee of our board of directors, to grant DERs or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the year ended December 31, 2015, we issued 8,000 restricted stock units (phantom shares) under the 2014 Equity Plan.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including dividend equivalent rights, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future. In accordance with the Externalization effective as of December 31, 2011, the DERs previously granted to all of our officers, with the exception of our Chief Executive Officer, were terminated under the 2007 Dividend Equivalent Rights Plan and were reissued under the 2004 Equity Plan with the same amounts, terms and conditions. The 2004 Equity Plan was subsequently replaced by the 2014 Equity Plan. The DERs for the Chief Executive Officer are accounted for under the 2007 DER Plan.

A summary of stock option transactions that were previously issued under the 2004 Equity Plan and are outstanding under the 2014 Equity Plan are as follows:

	2015		2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,000	$9.720	5,000	$9.720	320,700	$13.736
Granted	-	-	-	-	-	-
Exercised	-	-	-	-	-	-
Expired	(5,000)	9.720	-	-	(315,700)	13.800
Outstanding, end of year	-	$-	5,000	$9.720	5,000	$9.720
Weighted average fair value of options expired during the year		$-		$-		$13.800
Options exercisable at year-end	-		5,000		5,000

The following table summarizes information about restricted stock transactions during the year ended December 31, 2015:

Grant Date Fair Value	Unvested Shares at December 31, 2014	Restricted Shares Granted	Shares Vested in 2015	Shares Forfeited	Unvested Shares at December 31, 2015	Weighted Average Remaining Contractual Life (Years)

$4.24	15,565	-	15,565	-	-	-
$5.93	191,880	-	-	-	191,880	0.8
	207,445	-	15,565	-	191,880	0.8

In October 2005, our board of directors approved the grant of an aggregate of 200,780 shares of restricted stock to various officers under the 2004 Equity Plan. The stock price on the grant date was $7.72. The restricted stock vests 10% per year on each anniversary date for a ten-year period and shall also vest immediately upon the death of the grantee or upon the grantee reaching age 65. Each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold until after termination of employment with us. We amortize the restricted stock over the vesting period, which is the lesser of ten years or the remaining number of years to age 65.  Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. At December 31, 2015, all of the shares issued under this grant had vested.

In October 2006, our board of directors approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Such grant was made effective on October 18, 2006. The closing stock price on the effective date of the grant was $9.12. The shares vest in equal annual installments over a three-year period provided that the annually compounded rate of return on our common stock, including dividends, exceeds 12% measured on an annual basis as of the anniversary date of the grant. If the annually compounded rate of return does not exceed 12%, then the shares will vest on the anniversary date thereafter when the annually compounded rate of return exceeds 12%. If the annually compounded rate of return does not exceed 12% within ten years after the effective date of the grant, then the shares will be forfeited. The shares will fully vest within the ten-year period upon the death of a grantee. Upon vesting, each grantee shall have the right to sell 40% of the restricted stock any time after such shares have vested. The remaining 60% of such vested restricted stock may not be sold, transferred or pledged until after termination of employment with us or upon the tenth anniversary of the effective date. Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. To date, no shares have vested under this grant.

The fair value of the aforementioned stock-based awards was estimated using the Black-Scholes model with the following weighted-average assumptions:

	2005 Grant	2006 Grant
Assumptions:
Dividend yield	6.00%	4.00%
Expected volatility	29.00%	28.00%
Risk-free interest rate	4.29%	4.80%
Expected lives	10 years	10 years

We recognize the expense related to restricted stock over the ten-year vesting period. During the years ended December 31, 2015, 2014 and 2013, we expensed approximately $97 thousand, $97 thousand and 202 thousand, respectively, related to these restricted stock grants.

At our May 24, 2007 annual meeting of stockholders, our stockholders adopted the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan. A dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. The Compensation Committee may impose such other conditions to the grant of DERs as it may deem appropriate. The maximum term for DERs is ten years from the date of grant. On December 17, 2015, our Board approved a grant of an aggregate of 162,956 DERs to replace an equal amount of DERs that were scheduled to expire on December 31, 2015 and also approved a new grant of an aggregate of 146,000 DERs issued under the 2007 DER Plan or the 2014 Equity Plan. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. At December 31, 2015, there were 672,188 DERs issued and outstanding. During the years ended December 31, 2015, 2014 and 2013, we paid or accrued $376 thousand, $323 thousand and $291 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of December 31, 2015 and December 31, 2014:

Derivative Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$11,644	$8,738
TBA Agency MBS	Derivative Assets	-	1,054
Eurodollar Futures Contracts	Derivative Assets	826	-
		$12,470	$9,792
De-designated interest rate swaps	Derivative Liabilities	$33,897	$43,565
Eurodollar Futures Contracts	Derivative Liabilities	-	1,694
TBA Agency MBS	Derivative Liabilities	650	-
		$34,547	$45,259

Interest Rate Swap Agreements

At December 31, 2015, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.866 billion and a weighted average maturity of approximately 2.6 years. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.501% to 3.06%) and receive a payment that varies with the three-month LIBOR rate. During the year ended December 31, 2015, we terminated 14 swap agreements with an aggregate notional amount of $875 million and entered into 17 new swap agreements with an aggregate notional amount of $1.41 billion and terms of up to seven years.

At December 31, 2015, the amount in AOCI relating to interest rate swaps was approximately $24.6 million. The estimated net amount of the existing losses that were reported in AOCI at December 31, 2015 that is expected to be reclassified into earnings within the next twelve months is approximately $6.8 million.

At December 31, 2015 and 2014, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	December 31, 2015			December 31, 2014
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$950,000	0.68%	9	$-	-%	-
1 year to 2 years	930,000	0.96	18	550,000	0.80	20
2 years to 3 years	1,000,000	1.13	30	795,000	1.03	31
3 years to 5 years	466,000	1.55	50	1,080,000	1.48	46
5 years to 7 years	320,000	2.54	78	555,000	2.35	72
7 years to 10 years	200,000	3.00	93	350,000	2.93	100
	$3,866,000	1.24%	32	$3,330,000	1.56%	48

Swap Agreements by Counterparty

	December 31, 2015	December 31, 2014
	(in thousands)
Chicago Mercantile Exchange(1)	$1,891,000	$780,000
Deutsche Bank Securities	565,000	665,000
JPMorgan Securities	525,000	625,000
ING Financial Markets LLC	450,000	650,000
Nomura Securities International	200,000	200,000
Bank of New York	120,000	120,000
RBS Greenwich Capital	115,000	215,000
Credit Suisse	-	75,000
	$3,866,000	$3,330,000

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

At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.3 million, which is included in “restricted cash,” and there was a derivative asset of approximately $826 thousand. For the year ended December 31, 2015, we had losses on Eurodollar Futures Contracts of approximately $2.1 million. At December 31, 2014, we had 5,500 Eurodollar Futures Contracts representing $5.5 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.96 million, which is included in “restricted cash,” and there was a derivative liability of approximately $1.70 million. For the year ended December 31, 2014, we had losses on Eurodollar Futures Contracts of approximately $1.7 million

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the year ended December 31, 2015, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $9.3 million. During the year ended December 31, 2014, we recognized a gain on derivatives-TBA Agency MBS, net of derivative income, of approximately $10.2 million. The types of securities involved in these TBA contracts are Fannie Mae 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At December 31, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 16. OTHER EXPENSES

	For the Years Ended December 31,
	2015	2014	2013
	(in thousands)
Legal and professional fees(1)	$645	$2,561	$503
Printing and stockholder communications(1)	176	596	211
Directors and Officers insurance	499	509	469
DERs expense	376	323	291
Amortization of restricted stock	97	97	202
Software implementation and maintenance	333	315	295
Administrative service fees	162	191	211
Rent	505	502	489
Stock exchange and filing fees	172	180	215
Custodian fees	273	284	136
Commissions - Eurodollar Futures Contracts	41	15	-
Sarbanes-Oxley consulting fees	125	107	107
Board of directors fees and expenses	346	350	324
Securities data services	355	176	131
Leasing commissions on rental properties	65	73	-
Other expenses on rental properties	230	158	-
Depreciation expense on rental properties	441	235	-
Property insurance on rental properties	117	66	-
Management fee on rental properties	159	50	-
Property taxes on rental properties	233	98	-
Recovery on Lehman receivable	(346)	(38)	-
Other	185	160	183
Total	$5,189	$7,008	$3,767

(1)	The increase during 2014 was primarily related to the Company’s proxy solicitation contest during 2014.

NOTE 17. SUMMARIZED QUARTERLY RESULTS (UNAUDITED)

The following tables summarize quarterly results for the years ended December 31, 2015 and December 31, 2014. Earnings per share amounts for each quarter and the full years have been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of substantial differences in the average shares outstanding during each period and, with regard to diluted earnings per share amounts, they may also differ because of the inclusion of the effect of potentially dilutive securities only in the periods in which such effect would have been dilutive. Dilutive EPS assumes the conversion, exercise or issuance of all potential common stock equivalents (which includes stock options and convertible preferred stock) and adding back the Series B Preferred Stock dividends, unless the effect is to reduce a loss or increase the income per share.

For the year ended December 31, 2015 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and other income:
Interest-Agency MBS	$30,588	$27,464	$24,572	$22,881
Interest-Non-Agency MBS	3,647	6,385	8,078	9,021
Interest-residential mortgage loans	-	1,188	4,120	7,510
Income-rental properties	370	409	399	416
Other interest income	10	10	11	13
	34,615	35,456	37,180	39,841
Interest expense:
Interest expense on repurchase agreements	6,689	7,400	8,167	8,437
Interest expense on asset-backed securities	-	1,075	3,729	6,841
Interest expense on junior subordinated notes	315	319	323	325
	7,004	8,794	12,219	15,603
Net operating income	27,611	26,662	24,961	24,238
Provision for loan losses	-	70	70	63
Net operating income after provision for loan losses	27,611	26,592	24,891	24,175
Operating expenses	(3,615)	(3,415)	(3,523)	(3,427)
Other (loss) income:
(Loss) on sale of Agency MBS	-	-	-	(7,508)
(Loss) gain on sale of Non-Agency MBS	(3)	(73)	-	1
(Loss) gain on interest rate swaps, net	(46,488)	5,075	(50,965)	18,131
Gain (loss) on derivatives-TBA Agency MBS, net	8,525	(6,573)	10,345	(2,974)
(Loss) gain on derivatives-Eurodollar Futures Contracts	(2,338)	(1,732)	(2,569)	4,535
Recovery on Non-Agency MBS	1	4	7	13
Total other (loss) income	(40,303)	(3,299)	(43,182)	12,198
Net (loss) income	(16,307)	19,878	(21,814)	32,946
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(394)	(394)
Dividend on Series C Cumulative Redeemable Preferred Stock	(111)	(200)	(203)	(207)
Net (loss) income to common stockholders	$(17,847)	$18,249	$(23,446)	$31,310
Basic (loss) earnings per common share	$(0.17)	$0.18	$(0.23)	$0.31
Diluted (loss) earnings per common share	$(0.17)	$0.17	$(0.23)	$0.30
Basic weighted average number of shares outstanding	107,228	104,225	102,431	99,857
Diluted weighted average number of shares outstanding	111,472	108,530	106,780	104,294

For the year ended December 31, 2014 (in thousands, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest and other income:
Interest-Agency MBS	$44,394	$41,399	$37,057	$32,636
Interest-Non-Agency MBS	1	1	-	1,037
Interest-residential mortgage loans	-	-	-	-
Income-rental properties	-	70	197	322
Other interest income	11	10	10	11
	44,406	41,480	37,264	34,006
Interest expense:
Interest expense on repurchase agreements	27,406	25,807	19,024	6,405
Interest expense on asset-backed securities	-	-	-	-
Interest expense on junior subordinated notes	314	315	318	317
	27,720	26,122	19,342	6,722
Net operating income	16,686	15,358	17,922	27,284
Provision for loan losses	-	-	-	-
Net operating income after provision for loan losses	16,686	15,358	17,922	27,284
Operating expenses	(3,980)	(6,510)	(3,497)	(3,767)
Other (loss) income:
Gain (loss) on sale of Agency MBS	-	1,594	(5,617)	1,169
Gain (loss) on interest rate swaps, net	628	(2,006)	10,947	(46,244)
Gain (loss) on derivatives-TBA Agency MBS, net	-	1,578	(413)	9,062
Gain (loss) on derivatives-Eurodollar Futures Contracts	-	-	111	(1,806)
Recovery on Non-Agency MBS	37	33	37	12
Total other (loss) income	665	1,199	5,065	(37,807)
Net income (loss)	13,371	10,047	19,490	(14,290)
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(394)	(394)
Net income (loss) to common stockholders	$11,942	$8,618	$18,061	$(15,719)
Basic earnings (loss) per common share	$0.09	$0.07	$0.15	$(0.14)
Diluted earnings (loss) per common share	$0.09	$0.07	$0.15	$(0.13)
Basic weighted average number of shares outstanding	136,848	126,787	121,061	111,536
Diluted weighted average number of shares outstanding	140,875	130,867	125,192	115,727

NOTE 18. SUBSEQUENT EVENTS

On January 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.3942 to 4.4909 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on December 17, 2015.

On January 22, 2016, we declared a Series A Preferred Stock dividend of $0.539063 per share, a Series B Preferred Stock dividend of $0.390625 per share and a Series C Preferred Stock dividend of $0.476563 per share, each of which is payable on April 15, 2016 to the holders of record of our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, respectively, as of the close of business on December 31, 2015.

On January 22, 2016, our Board authorized the Company to acquire up to an additional 5,000,000 shares of our common stock through our share repurchase program.

From January 1, 2016 through February 22, 2016, we issued an aggregate of 52,910 shares of common stock at a weighted average price of $4.25 per share under the 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $225 thousand.

From January 1, 2016 through February 22, 2016, we repurchased an aggregate of 1,462,175 shares of our common stock at a weighted average price of $4.17 per share under our share repurchase program.

EXHIBIT INDEX

Exhibit Number	Description

1.1

At-the-Market Issuance Sales Agreement, dated March 3, 2015, among Anworth and Anworth Management, LLC and MLV & Co. LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933 on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed pursuant to Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on May 14, 2003)

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

4.7	Specimen Anworth Floating Rate Junior Subordinated Note Due 2035 (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

4.8	Junior Subordinated Indenture dated as of March 15, 2005, between Anworth and JPMorgan Chase Bank (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.1*	2014 Equity Compensation Plan (incorporated by reference from our Registration Statement on Form S-8 filed with the SEC on August 5, 2014)

Exhibit Number	Description
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed pursuant to

Section 14(a) of the Securities Exchange Act of 1934, as filed with the SEC on April 26, 2007)

10.3*

2012 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-180093, which became effective under the Securities Act of 1933 on March 14, 2012)

10.4*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form S-3, Registration No. 333-202739, which became effective under the Securities Act of 1933 on March 25, 2015)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.8

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.9

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.10*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Thad M. Brown (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.11

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.12

Management Agreement dated as of December 31, 2011 by and between Anworth Mortgage Asset Corporation and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.13

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	XBRL Instance Document

101	XBRL Taxonomy Extension Schema Document

101	XBRL Taxonomy Extension Calculation Linkbase Document

101	XBRL Taxonomy Definition Linkbase Document

101	XBRL Taxonomy Extension Labels Linkbase Document

Exhibit Number	Description
101	XBRL Taxonomy Extension Presentation Linkbase Document

_____________

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.