Form 10-Q
period 2016-03-31
ANWORTH MORTGAGE ASSET CORP
filed 2016-05-06
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

At May 4, 2016, the registrant had 96,612,137 shares of common stock issued and 96,455,610 shares outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	March 31,	December 31,
	2016	2015
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$4,186,554	$4,694,731
Agency MBS at fair value	147,420	173,344
Paydowns receivable	21,816	24,707
	$4,355,790	$4,892,782
Non-Agency MBS at fair value (including $579,277 and $596,831 pledged to counterparties at March 31, 2016 and December 31, 2015, respectively)	662,054	682,061
Residential mortgage loans held-for-investment(1)	911,514	969,172
Residential real estate	14,337	14,363
Cash and cash equivalents	12,547	5,754
Restricted cash	30,029	39,230
Interest and dividends receivable	19,089	17,525
Derivative instruments at fair value	6,970	12,470
Prepaid expenses and other	3,248	2,983
Total Assets:	$6,015,578	$6,636,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$13,002	$13,443
Repurchase agreements	4,360,991	4,915,528
Asset-backed securities issued by securitization trusts(1)	857,965	915,486
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	58,186	34,547
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	207	207
Dividends payable on common stock	14,539	14,861
Accrued expenses and other	6,415	1,308
Total Liabilities:	$5,350,114	$5,934,189
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($10,848 and $10,848, respectively); 434 and 434 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	10,039	10,039
Common Stock: par value $0.01 per share; authorized 200,000 shares, 96,939 shares issued and 96,836 shares outstanding at March 31, 2016 and 99,078 shares issued and 98,944 shares outstanding at December 31, 2015, respectively	969	991
Additional paid-in capital	971,937	981,034
Accumulated other comprehensive income consisting of unrealized gains and losses	9,811	949
Accumulated deficit	(397,753)	(361,323)
Total Stockholders' Equity:	$641,540	$678,227
Total Liabilities and Stockholders' Equity:	$6,015,578	$6,636,340

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At March 31, 2016 and December 31, 2015, total assets of the consolidated VIEs were $915 million and $972 million, respectively, and total liabilities were $861 million and $918 million, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Interest and other income:
Interest-Agency MBS	$20,765	$30,588
Interest-Non-Agency MBS	9,281	3,647
Interest-residential mortgage loans	9,313	-
Income-rental properties	410	370
Other interest income	12	10
	39,781	34,615
Interest Expense:
Interest expense on repurchase agreements	9,398	6,689
Interest expense on asset-backed securities	8,599	-
Interest expense on junior subordinated notes	346	315
	18,343	7,004
Net operating income	21,438	27,611
Provision for loan losses	-	-
Net operating income after provision for loan losses	21,438	27,611
Operating Expenses:
Management fee to related party	(2,044)	(2,336)
General and administrative expenses	(1,568)	(1,279)
Total operating expenses	(3,612)	(3,615)
Other (Loss):
(Loss) on sales of Agency MBS	(3,239)	-
(Loss) on sales of Non-Agency MBS	-	(3)
(Loss) on interest rate swaps, net	(50,219)	(46,488)
Gain on derivatives-TBA Agency MBS, net	15,354	8,525
Gain (loss) on derivatives-Eurodollar Futures Contracts	22	(2,338)
Recovery on Non-Agency MBS	1	1
Total other (loss)	(38,081)	(40,303)
Net (loss)	$(20,255)	$(16,307)
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)
Dividend on Series C Cumulative Redeemable Preferred Stock	(207)	(111)
Net (loss) to common stockholders	$(21,891)	$(17,847)
Basic (loss) per common share	$(0.22)	$(0.17)
Diluted (loss) per common share	$(0.22)	$(0.17)
Basic weighted average number of shares outstanding	97,704	107,228
Diluted weighted average number of shares outstanding	97,704	107,228

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

Net (loss)	$(20,255)	$(16,307)
Available-for-sale Agency MBS, fair value adjustment	24,385	23,803
Reclassification adjustment for loss on sales of Agency MBS included in net (loss)	3,239	-
Available-for-sale Non-Agency MBS, fair value adjustment	(22,333)	2,157
Reclassification adjustment for loss on sales of Non-Agency MBS included in net (loss)	-	3
Unrealized gains on derivatives	3,369	6,108
Reclassification adjustment for interest expense on swap agreements included in net (loss)	202	524
Other comprehensive income	8,862	32,595
Comprehensive (loss) income	$(11,393)	$16,288

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Gain Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp.Gain (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	2,363	$(24,557)	$(361,323)	$678,227
Issuance of Series C Preferred Stock		-										-
Issuance of common stock			59			1	253					254
Redemption of common stock			(2,074)			(23)	(8,991)					(9,014)
Other comprehensive income, fair value adjustments and reclassifications								27,624	(22,333)	3,571		8,862
Net loss											(20,255)	(20,255)
Shares repurchased pending retirement			(93)				(438)					(438)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(207)	(207)
Dividend declared - $0.15 per common share											(14,539)	(14,539)
Balance, March 31, 2016	1,919	434	96,836	$46,537	$10,039	$969	$971,937	$50,767	(19,970)	$(20,986)	$(397,753)	$641,540

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net (loss)	$(20,255)	$(16,307)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Amortization of premium (Agency MBS)	7,429	11,784
Amortization/accretion of market yield adjustments (Non-Agency MBS)	922	(1,021)
Accretion of discount (residential mortgage loans)	(114)	-
Depreciation on rental properties	112	112
Loss on sales of Agency MBS	3,239	-
Loss on sales of Non-Agency MBS	-	3
Amortization of restricted stock	79	24
Recovery on Non-Agency MBS	(1)	(1)
Periodic net settlements on interest rate swaps, net of amortization	(6,558)	(10,400)
Loss on interest rate swaps, net	50,219	46,488
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(15,354)	(8,525)
(Gain) loss on derivatives - Eurodollar Futures Contracts	(22)	2,338
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(1,564)	131
(Increase) in prepaid expenses and other	(1,910)	(12,424)
Decrease in restricted cash	9,222	-
Increase (decrease) in accrued interest payable	858	(6,334)
Increase in accrued expenses	5,106	597
Net cash provided by operating activities	$31,408	$6,465
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	314,129	-
Principal payments	239,818	290,741
Available-for-sale Non-Agency MBS:
Proceeds from sales	-	4,120
Purchases	(19,834)	(204,004)
Principal payments	16,588	4,215
Residential mortgage loans held-for-investment:
Principal payments	252	-
Residential properties purchases	(86)	(1,518)
Net cash provided by investing activities	$550,867	$93,554
Financing Activities:
Borrowings from repurchase agreements	$7,962,265	$7,390,606
Repayments on repurchase agreements	(8,516,802)	(7,477,309)
Net settlements on TBA Agency MBS commitments	10,913	5,247
Settlements on terminated interest rate swaps	(6,162)	-
Common stock repurchased, net of proceeds from common stock issued	(9,198)	(21,130)
Proceeds on Series C Preferred Stock issued	-	8,085
Series A Preferred stock dividends paid	(1,035)	(1,035)
Series B Preferred stock dividends paid	(394)	(394)
Series C Preferred stock dividends paid	(207)	-
Common stock dividends paid	(14,862)	(15,396)
Net cash (used in) financing activities	$(575,482)	$(111,326)
Net increase (decrease) in cash and cash equivalents	$6,793	$(11,307)
Cash and cash equivalents at beginning of period	5,754	14,989
Cash and cash equivalents at end of period	$12,547	$3,682
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$19,606	$23,737
Common stock repurchased	$9,439	$24,634
Change in payable for MBS purchased	$-	$(22,179)

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Our Company

We were incorporated in Maryland on October 20, 1997 and commenced operations on March 17, 1998. Our principal business is to invest in, finance and manage a leveraged portfolio of residential mortgage-backed securities, or MBS, and residential mortgage loans which presently include the following types of investments:

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

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our income to our stockholders, and we routinely distribute to our stockholders substantially all of the income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements, and requirements relating to the ownership of our stock.

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

BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles utilized in the United States of America, or GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are susceptible to change relate to the determination of the fair value of investments and derivatives, cash flow projections for and credit performance of Non-Agency MBS and residential mortgage loans held-for-investment, amortization of security and loan premiums, accretion of security and loan discounts, and accounting for derivative activities. Actual results could materially differ from these estimates. In the opinion of management, all material adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

Our consolidated financial statements include the accounts of all subsidiaries. Significant intercompany accounts and transactions have been eliminated. The interim financial information in the accompanying unaudited consolidated financial statements and the notes thereto should be read in conjunction with the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our consolidated financial statements also include the consolidation of certain securitization trusts that meet the definition of a variable interest entity, or VIE, because the Company has been deemed to be the primary beneficiary of the securitization trusts. These securitization trusts hold pools of residential mortgage loans and issue series of ABS payable from the cash flows generated by the underlying pools of residential mortgage loans. These securitizations are non-recourse financing for the residential mortgage loans held-for-investment. Generally, a portion of the ABS issued by the securitization trusts are sold to unaffiliated third parties and the balance is purchased by the Company. The Company classifies the underlying residential mortgage loans owned by the securitization trusts as residential mortgage loans held-for-investment in its consolidated balance sheets. The ABS issued to third parties are recorded as liabilities on the Company’s consolidated balance sheets. The Company records interest income on the residential mortgage loans held-for-investment and interest expense on the ABS issued to third parties in the Company’s consolidated statements of operations. The Company records the initial underlying assets and liabilities of the consolidated securitization trusts at their fair value upon consolidation into the Company and, as such, no gain or loss is recorded upon consolidation. See Note 4, “Variable Interest Entities,” for additional information regarding the impact of consolidation of securitization trusts.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time (dollar amounts in thousands):

March 31, 2016

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	80	$261,738	$(1,126)	288	$1,077,307	$(9,349)	368	$1,339,045	$(10,475)
Non-Agency MBS	89	$567,315	$(24,092)	-	$-	$-	89	$567,315	$(24,092)

December 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	107	$731,112	$(5,177)	332	$1,637,714	$(33,085)	439	$2,368,826	$(38,262)
Non-Agency MBS	53	$323,198	$(5,530)	-	$-	$-	53	$323,198	$(5,530)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At March 31, 2016, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

There are no Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At March 31, 2016, we did not expect to sell the Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at March 31, 2016.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our swaps, changes in the fair value of these swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of operations rather than in AOCI.  Also, net interest paid or received on these swaps which was previously recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These swaps continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

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

Credit Risk

At March 31, 2016, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

For all interest rate swaps entered into on or before September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swap agreements. In order to limit this risk, our practice was to only enter into swaps with large financial institution counterparties who were market makers for these types of instruments, limit our exposure on each swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market position of the swaps held with that counterparty. For all swaps entered into on or after September 9, 2013, all swap participants are required by rules of the Commodities Futures Trading Commission, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the swap. Both the swap execution facility and the central clearinghouse could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2016 relative to any tax positions taken prior to January 1, 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at March 31, 2016. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2011 and 2010, respectively.

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

The computation of EPS for the three months ended March 31, 2016 and 2015 is as follows (amounts in thousands, except per share data):

	Net (Loss) to Common Stockholders	Average Shares	Earnings per Share
For the three months ended March 31, 2016
Basic EPS	$(21,891)	97,704	$(0.22)
Effect of dilutive securities	-	-	-
Diluted EPS	$(21,891)	97,704	$(0.22)
For the three months ended March 31, 2015
Basic EPS	$(17,847)	107,228	$(0.17)
Effect of dilutive securities	-	-	-
Diluted EPS	$(17,847)	107,228	$(0.17)

For the three months ended March 31, 2016 and 2015, options to purchase 0 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS, as their exercise price and option expense exceeded the average stock price for those respective periods. For the three months ended March 31, 2016 and March 31, 2015, the potential effect of dilutive securities on the average shares outstanding was 4,535 and 4,244 (both in thousands), respectively.

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

We adopted this ASU which became effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Currently, an event or transaction that is unusual and occurs infrequently must be separately classified and presented as an extraordinary item net of tax after income from continuing operations. Entities are also required to disclose income taxes and earnings per share data for each extraordinary item if the amounts are not already disclosed on the face of the income statements. By removing the concept of extraordinary items from U.S. GAAP, this ASU removes the uncertainty and disparity in practice involved in identifying, presenting and disclosing extraordinary items. We adopted this ASU which became effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendment to the Consolidation Analysis.” This new standard changes consolidation analysis by placing more emphasis on risk of loss when determining a controlling financial interest and outlining the conditions under which a decision maker or service provider may have to consolidate the entity for which it provides the service. As such, we believe that entities for which decision making rights are conveyed through contractual arrangement are less likely to be consolidated. We adopted this ASU which became effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU has a material effect on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this ASU which became effective for our financial statements beginning with the quarter ending March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes” (Topic 740). The guidance in this new ASU eliminated the current requirement to present deferred tax assets and deferred tax liabilities as current or noncurrent in a classified balance sheet and now requires entities to classify all deferred tax assets and deferred tax liabilities as noncurrent. Public companies are required to apply the guidance in this ASU beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10). The guidance in this new ASU is intended to improve existing GAAP by (1) requiring equity investment[s] (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans or receivables) on the balance sheet or the accompanying notes to the financial statements; (4) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (5) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (6) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value  of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public companies are required to apply the guidance in this ASU beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) - Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” The term novation, as it relates to derivative instruments, refers to replacing one of the parties to a derivative instrument with a new party. This ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. This ASU will become effective for public companies beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

On March 14, 2016, the FASB issued ASU 2016-06, “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments (a consensus of the Emerging Issues Task Force).” This topic requires that embedded derivatives be separated from the host contract and accounted for separately as derivatives if certain criteria are met. One of those criteria is that the economic characteristics and risk of the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contract. This ASU clarifies that when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts, entities must use the four-step decision sequence established by the Derivatives Implementation Group. The four-step decision sequence requires an entity to consider whether (1) the payoff or settlement is adjusted based on changes in an index; (2) the payoff is indexed to an underlying other than interest rates or credit risk; (3) the debt involves a substantial premium or discount; and (4) the call (put) option is contingently exercisable. This ASU is effective for public entities beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

On March 15, 2016, the FASB issued ASU 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting.” This ASU eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or less in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU becomes effective for all entities beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

On March 17, 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This ASU affects the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014-09 and ASU 2016-08 will become effective for public entities beginning with the quarter ending March 31, 2018. ASU 2016-08 clarifies the implementation guidance on principal versus agent considerations.  When another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). When (or as) an entity that is a principal satisfies a performance obligation, the entity recognized revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer. When (or as) an entity that is an agent satisfies a performance obligation, the entity recognized revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. An entity is a principal if it controls the specified good or service before that good or service is transferred to a customer. We do not believe that ASU 2016-08 will have a material impact on our financial statements.

On March 31, 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies some of the aspects of accounting for share-based payment transactions, mostly related to income tax consequences. This ASU becomes effective for public entities beginning with the quarter ending March 31, 2017. We do not believe that this ASU will have a material impact on our financial statements.

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing.” This ASU affects the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014-09 and ASU 2016-10 will become effective for public companies beginning with the quarter ending March 31, 2018. Before an entity can identify its performance obligations in a contract with a customer, the entity first identifies the promised goods or services in the contract. This ASU clarifies that (1) an entity is not required to assess whether promised goods or services are performance obligations if they are immaterial in the context of the contract with the customer; (2) an entity is permitted, as an accounting policy election, to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service; and (3) in determining whether promises to transfer goods or services to a customer are separately  identifiable, an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item to which the promised goods or services are inputs. This ASU also amends the licensing implementation guidance related to ASU 2014-09. We do not believe that ASU 2016-10 will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts. Restricted cash is carried at cost, which approximates fair value. The following represents the Company’s restricted cash balances at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015

Restricted cash - reverse repurchase agreements	$-	$25,000
Restricted cash - swap margin calls	26,771	11,913
Restricted cash - Eurodollar Futures Contracts	3,258	2,317
	$30,029	$39,230

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at March 31, 2016 and December 31, 2015, which are carried at their fair value (amounts in thousands):

March 31, 2016

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$9,798	$1,711,943	$2,561,467	$4,283,208	$682,096	$4,965,304
Paydowns receivable(1)(2)	-	21,816	-	21,816	-	21,816
Unrealized gains	2	16,000	45,239	61,241	4,050	65,291
Unrealized losses	(140)	(5,878)	(4,457)	(10,475)	(24,092)	(34,567)
Fair value	$9,660	$1,743,881	$2,602,249	$4,355,790	$662,054	$5,017,844

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,033,035	$1,537,625	$542,442	$170,106	$4,283,208	$682,096	$4,965,304
Paydowns receivable(1)(2)	9,197	12,619	-	-	21,816	-	21,816
Unrealized gains	42,899	4,820	5,353	8,169	61,241	4,050	65,291
Unrealized losses	(3,992)	(6,174)	(309)	-	(10,475)	(24,092)	(34,567)
Fair value	$2,081,139	$1,548,890	$547,486	$178,275	$4,355,790	$662,054	$5,017,844

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

During the three months ended March 31, 2016, we sold approximately $317 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $0.2 million.

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

(2)	Paydowns receivable on Non-Agency MBS represents when the Company receives notice of prepayments but does not receive the actual cash until the following month.

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three months ended March 31, 2016 and cumulatively at March 31, 2016 and December 31, 2015:

	For the Three Months Ended March 31, 2016	At March 31, 2016	At December 31, 2015
		(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(24,336)	$602,933	$627,269
Contractual principal not expected to be collected (non-accretable yield)	17,636	(176,719)	(194,355)
Expected cash flows to be collected	(6,700)	426,214	432,914
Market yield adjustment	(1,028)	55,192	56,220
Unrealized (loss) gain, net	(19,787)	(14,337)	5,450
Fair value	(27,515)	467,069	494,584
Fair value of other Non-Agency MBS (without credit deterioration)	7,508	194,985	187,477
Total fair value of Non-Agency MBS	$(20,007)	$662,054	$682,061

The following table presents the change for the three months ended March 31, 2016 and for the year ended December 31, 2015 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	For the Three Months Ended March 31, 2016		For the Year Ended December 31, 2015
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable

Balance, beginning of period	$56,220	$(194,355)	$(18,528)	$(18,123)
Accretion of discount	(1,247)	-	(1,022)	-
Purchases	219	(2,147)	72,553	(176,232)
Realized credit losses	-	19,783	-	-
Sales	-	-	1,849	-
Reclass adjustments for other-than-temporary impairments	-	-	-	-
Other	-	-	1,368	-
Balance, end of period	$55,192	$(176,719)	$56,220	$(194,355)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of March 31, 2016 and December 31, 2015. Intercompany balances have been eliminated for purposes of this presentation.

	March 31, 2016	December 31, 2015
	(in thousands)
Residential mortgage loans held-for-investment	$911,514	$969,172
Accrued interest receivable	3,063	3,092
Total assets	$914,577	$972,264
Accrued interest payable	$2,863	$2,892
Asset-backed securities issued by securitization trusts	857,965	915,486
Total liabilities	$860,828	$918,378

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own all of the subordinate classes on two of the trusts (Class B-1 through B-5) and most of the subordinated classes (B-4 and B-5) on the third trust. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended March 31, 2016.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties.

The following table details the carrying value for residential mortgage loans held-for-investment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
Principal balance	$901,575	$958,403
Unamortized premium net of discount	10,142	10,972
Allowance for loan losses	(203)	(203)
Carrying value	$911,514	$969,172

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Portfolio Characteristics:	(dollar amounts in thousands)
Number of loans	1,263	1,328
Current principal balance	$901,575	$958,403
Average loan balance	$714	$722
Net weighted average coupon rate	3.87%	3.87%
Weighted average maturity (years)	28.2	28.4
Weighted average FICO score	762	762
Current Performance:
Current	$899,514	$954,341
30 days delinquent	1,233	3,234
60 days delinquent	-	828
90+ days delinquent	828	-
Bankruptcy/foreclosure	-	-
Total	$901,575	$958,403

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at March 31, 2016 and December 31, 2015 based on principal balance outstanding:

	March 31, 2016	December 31, 2015
State	(Percent)

California	47.9%	48.2%
Florida	6.1	6.0
Other states (none greater than 5%)	46.0	45.8
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three months ended March 31, 2016:

March 31, 2016
(in thousands)
Balance at beginning of period	$203
Provision for loan losses	-
Charge-offs, net	-
Balance at end of period	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $858 million at March 31, 2016 and $915.5 million at December 31, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At March 31, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 properties at a net cost of approximately $14.4 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At March 31, 2016 and December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

March 31, 2016

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,435,000	0.68	475,991	2.02	2,910,991	0.89
30 days to 90 days	1,450,000	0.69	-	-	1,450,000	0.69
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,885,000	0.68%	$475,991	2.02%	$4,360,991	0.83%
Weighted average maturity	29 days		14 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					1.28%
Weighted average maturity after adjusting for interest rate swaps					669 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,186,554		$579,277		$4,765,831

December 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,694,731		$596,831		$5,291,562

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

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
March 31, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$6,970	$-	$6,970	$(6,970)	$-	$-
Total	$6,970	$-	$6,970	$(6,970)	$-	$-
Repurchase Agreements(3)	$4,360,991	$-	$4,360,991	$(4,360,991)	$-	$-
Derivative liabilities at fair value(2)	58,186	-	58,186	(58,186)	-	-
Total	$4,419,177	$-	$4,419,177	$(4,419,177)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$12,470	$-	$12,470	$(12,470)	$-	$-
Total	$12,470	$-	$12,470	$(12,470)	$-	$-
Repurchase Agreements(3)	$4,915,528	$-	$4,915,528	$(4,915,528)	$-	$-
Derivative liabilities at fair value(2)	34,547	-	34,547	(34,547)	-	-
Total	$4,950,075	$-	$4,950,075	$(4,950,075)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At March 31, 2016, we had pledged approximately $70.7 million in Agency MBS as collateral and paid another approximately $26.8 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $704 thousand in derivative assets and approximately $58.2 million in derivative liabilities at March 31, 2016. At December 31, 2015, we had pledged approximately $39.8 million in Agency MBS as collateral and paid another approximately $11.9 million on swap margin calls on our swap derivatives, which were approximately $11.6 million in derivative assets and approximately $33.9 million in derivative liabilities at December 31, 2015.

(3)

At March 31, 2016, we had pledged approximately $4.12 billion in Agency MBS and approximately $579 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2015, we had pledged $4.7 billion in Agency MBS and approximately $597 million in Non-Agency MBS as collateral on our repurchase agreements.

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

At March 31, 2016, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,355,790	$-	$4,355,790
Non-Agency MBS(1)	$-	$662,054	$-	$662,054
Derivative instruments(2)	$-	$6,970	$-	$6,970
Liabilities:
Derivative instruments(2)	$-	$58,186	$-	$58,186

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,892,782	$-	$4,892,782
Non-Agency MBS(1)	$-	$682,061	$-	$682,061
Derivative instruments(2)	$-	$12,470	$-	$12,470
Liabilities:
Derivative instruments(2)	$-	$34,547	$-	$34,547

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At March 31, 2016 and December 31, 2015, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of March 31, 2016 and December 31, 2015, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$911,514	$909,174	$969,172	$959,418
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$857,965	$857,041	$915,486	$907,556

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended March 31, 2016, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through March 31, 2016, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At March 31, 2016, our authorized capital included 200,000,000 shares of common stock, of which 96,938,887 shares were issued and 96,836,002 shares were outstanding.

At March 31, 2016, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our Board. At March 31, 2016, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding, and 433,924 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended March 31, 2016, we did not sell any shares of our stock under the MLV Sales Agreement. At March 31, 2016, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2016, we repurchased an aggregate of 2,167,451 shares of common stock at a weighted average price of $4.34 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the three months ended March 31, 2016, we issued an aggregate of 59,002 shares of our common stock at a weighted average price of $4.30 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $254 thousand.

On March 20, 2013, we filed a shelf registration statement on Form S-3 with the SEC, and on April 5, 2013 we filed a pre-effective amendment thereto with the SEC, offering up to $544,727,778 of our capital stock. This registration statement (which we refer to as the “prior registration statement”) was declared effective on April 8, 2013. At March 31, 2016, approximately $534.4 million of our capital stock was available for future issuance under the registration statement. On April 1, 2016, we filed a new shelf registration statement on Form S-3 with the SEC, offering up to $534,442,660 of our capital stock due to the upcoming expiration of the prior registration statement. The new registration statement was declared effective on April 13, 2016, at which point the offering of the unsold securities registered under the prior registration statement was deemed to be terminated.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

NOTE 12. TRANSACTIONS WITH AFFILIATES

Management Agreement and Externalization

Effective as of December 31, 2011, we entered into the Management Agreement with our Manager, pursuant to which our day-to-day operations are being conducted by our Manager. Our Manager is supervised and directed by our Board and is responsible for (i) the selection, purchase and sale of our investment portfolio; (ii) our financing and hedging activities; and (iii) providing us with management services. Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee, paid monthly in arrears, in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

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

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with Mr. Charles J. Siegel, our Chief Financial Officer, and with various officers of our Manager, including Ms. Bistra Pashamova, a Senior Vice President and Portfolio Manager of our Manager, and Mr. Evangelos Karagiannis, a Vice President and Portfolio Manager of our Manager. These agreements provide that should a change in control (as defined in the agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under these agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. With respect to Mr. Brett Roth, a Senior Vice President and Portfolio Manager of our Manager, in the event that a change in control occurs, in addition to other benefits, he will receive a lump sum payment equal to (i) 12 months of the annual base salary (in effect on September 18, 2014) paid by our Manager plus (ii) $350,000. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman, President and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $63.52 per square foot. The base monthly rental for us is $38,646.15, which will be increased by 3% per annum on July 1, 2016. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three months ended March 31, 2016 and 2015, we expensed $128 thousand and $127 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations.

At March 31, 2016, the future minimum lease commitment is as follows (in whole dollars):

Year	2016	2017	2018	2019	2020	Thereafter	Total Commitment
Commitment	$354,781	$484,852	$499,398	$514,374	$529,800	$822,579	$3,205,784

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three months ended March 31, 2016 and 2015, we paid fees of $39 thousand and $42 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended March 31, 2016, we did not issue any equity-based awards under the 2014 Equity Plan.

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

In October 2006, our Board approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. We recognize the expense related to restricted stock over the ten-year vesting period. During the three months ended March 31, 2016 and 2015, we expensed approximately $79 thousand and $24 thousand, respectively, related to this restricted stock grant.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three ended months March 31, 2016 and 2015, we paid or accrued $101 thousand and $86 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of March 31, 2016 and December 31, 2015:

Derivative Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$704	$11,644
Eurodollar Futures Contracts	Derivative Assets	1,965	826
TBA Agency MBS	Derivative Assets	4,301	-
		$6,970	$12,470
De-designated interest rate swaps	Derivative Liabilities	$58,186	$33,897
Eurodollar Futures Contracts	Derivative Liabilities	-	-
TBA Agency MBS	Derivative Liabilities	-	650
		$58,186	$34,547

Interest Rate Swap Agreements

At March 31, 2016, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $3.326 billion and a weighted average maturity of approximately 29 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.501% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended March 31, 2016, we did not add any new swap agreements nor did any of our outstanding swap agreements mature. During the three months ended March 31, 2016, we terminated 7 swaps with a total notional amount of $540 million.

At March 31, 2016, the amount in AOCI relating to interest rate swaps was approximately $21 million. The estimated net amount of the existing losses that were reported in AOCI at March 31, 2016 that is expected to be reclassified into earnings within the next twelve months is approximately $3.8 million.

At March 31, 2016 and December 31, 2015, our swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	March 31, 2016			December 31, 2015
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 12 months	$1,150,000	0.70%	7	$950,000	0.68%	9
1 year to 2 years	715,000	0.92	18	930,000	0.96	18
2 years to 3 years	525,000	1.03	28	1,000,000	1.13	30
3 years to 5 years	416,000	1.60	49	466,000	1.55	50
5 years to 7 years	320,000	2.54	75	320,000	2.54	78
7 years to 10 years	200,000	3.00	90	200,000	3.00	93
	$3,326,000	1.23%	29	$3,866,000	1.24%	32

Swap Agreements by Counterparty

	March 31, 2016	December 31, 2015
	(in thousands)
Chicago Mercantile Exchange(1)	$1,751,000	$1,891,000
JPMorgan Securities	525,000	525,000
Deutsche Bank Securities	465,000	565,000
ING Financial Markets LLC	350,000	450,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	200,000
Bank of New York	20,000	120,000
	$3,326,000	$3,866,000

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

At March 31, 2016, we had 3,950 Eurodollar Futures Contracts representing $3.95 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $3.3 million, which is included in “Restricted cash,” and there was a derivative asset of approximately $2.0 million. For the three months ended March 31, 2016, we had a gain on Eurodollar Futures Contracts of approximately $22 thousand. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was $2.3 million, which was included in “other assets,” and there was a derivative asset of approximately $826 thousand. For the three months ended March 31, 2015, we had losses on Eurodollar Futures Contracts of approximately $2.3 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended March 31, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $15.4 million. During the three months ended March 31, 2015, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $8.5 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At March 31, 2016, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Legal and professional fees	$168	$136
Printing and stockholder communications	10	32
Directors and Officers insurance	129	127
DERs expense	101	86
Amortization of restricted stock	79	24
Software implementation and maintenance	187	82
Administrative service fees	39	42
Rent	128	127
Stock exchange and filing fees	48	36
Custodian and clearing fees	59	65
Sarbanes-Oxley consulting fees	30	25
Commissions - Eurodollar Futures Contracts	29	-
Board of directors fees and expenses	77	79
Securities data services	100	87
Leasing commissions on rental properties	16	16
Other expenses on rental properties	76	29
Depreciation expense on rental properties	112	112
Property insurance on rental properties	28	23
Management fee for rental properties	42	37
Property taxes on rental properties	77	61
Other	33	53
Total of other expenses	$1,568	$1,279

NOTE 17. SUBSEQUENT EVENTS

 Effective April 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.4909 shares of our common stock to 4.5739 shares of our common stock based upon the common stock dividend of $0.15 that was declared on March 17, 2016.

On April 1, 2016, we filed a new shelf registration statement on Form S-3 with the SEC offering up to $534,442,660 of our capital stock due to the upcoming expiration of our prior registration statement. The new shelf registration statement was declared effective by the SEC on April 13, 2016.

From April 1, 2016 through May 4, 2016, we issued an aggregate of 50,906 shares of common stock at a weighted average price of $4.72 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $240 thousand.

From April 1, 2016 through May 4, 2016, we repurchased an aggregate of 431,298 shares of our common stock at a weighted average price of $4.67 per share under our share repurchase program.

From April 1, 2016 through May 4, 2016, we terminated 7 swaps with an aggregate notional amount of $430 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, “Company,” “we,” “us,” “our,” and “Anworth” refer to Anworth Mortgage Asset Corporation.

You should read the following discussion and analysis in conjunction with the unaudited consolidated financial statements and related notes thereto contained in Item 1 of Part I of this Quarterly Report on Form 10-Q. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our stock. We urge you to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and in our other reports filed with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains, or incorporates by reference, not only historical information but also forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are subject to the safe harbors created by such sections. Forward-looking statements involve numerous risks and uncertainties. Our actual results may differ from our beliefs, expectations, estimates, and projections and, consequently, you should not rely on these forward-looking statements as predictions of future events. Forward-looking statements are not historical in nature and can be identified by words such as “anticipate,” “estimate,” “will,” “should,” “expect,” “believe,” “assume,” “intend,” “seek,” “plan,” “target,” “goals,” “future,” “likely,” “may,” and similar expressions or their negative forms, or by reference to strategy, plans, or intentions. These forward-looking statements are subject to risks and uncertainties including, among other things, those described in our Annual Report on Form 10-K under the caption “Risk Factors.” Other risks, uncertainties, and factors that could cause our actual results to differ materially and adversely from those projected are described below and may be described from time to time in reports we file with the U.S. Securities and Exchange Commission, or the SEC, including our Current Reports on Form 8-K. Forward-looking statements speak only as of the date they are made and we undertake no obligation to update or revise any such forward-looking statements, whether as a result of new information, future events, or otherwise.

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

General

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

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$4,355,790	73.46%	$4,892,782	74.77%
Non-Agency MBS	662,054	11.17	682,061	10.42
Residential mortgage loans held-for-investment	911,514	15.37	969,172	14.81
Total mortgage-related assets	$5,929,358	100.00%	$6,544,015	100.00%

As we develop more of our hybrid investment model, these percentages will change. As our investment portfolio allocation shifts, our annualized yields and cost of financing shift. As previously discussed, our investment decisions are not driven solely by annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

Our MBS Portfolio

At March 31, 2016 and December 31, 2015, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	March 31, 2016	December 31, 2015
	(dollar amounts in thousands)

Total assets	$6,016,605	$6,636,340
Fair value of MBS	$5,017,844	$5,574,843
Adjustable-rate Agency MBS (less than 1 year reset)	42%	38%
Adjustable-rate Agency MBS (1-2 year reset)	4	7
Adjustable-rate Agency MBS (2-3 year reset)	2	3
Adjustable-rate Agency MBS (3-4 year reset)	8	7
Adjustable-rate Agency MBS (4-5 year reset)	6	7
Adjustable-rate Agency MBS (5-7 year reset)	7	5
Adjustable-rate Agency MBS (>7 year reset)	3	6
15-year fixed-rate Agency MBS	11	12
20-year and 30-year fixed-rate Agency MBS	4	3
Non-Agency MBS	13	12
Total MBS	100%	100%

Results of Operations

Three Months Ended March 31, 2016 as Compared to March 31, 2015

For the three months ended March 31, 2016, our net loss to common stockholders was $21.9 million, or $(0.22) per basic and diluted share, based on a weighted average of 97.7 million basic and diluted shares outstanding. This includes a net loss of $20.2 million and the payment of preferred dividends of $1.7 million. For the three months ended March 31, 2015, our net loss to common stockholders was $(17.8) million, or $(0.17) per basic and diluted share, based on a weighted average of 107.2 million basic and diluted shares outstanding. This included a net loss of $(16.3) million minus the payment of preferred dividends of $1.5 million.

Net operating income for the three months ended March 31, 2016 totaled $21.4 million, or 45.5% of gross income, as compared to $27.6 million, or 59.5% of gross income, for the three months ended March 31, 2015. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings. Interest and other income, net of premium amortization expense, for the three months ended March 31, 2016 was $39.8 million, as compared to $34.6 million for the three months ended March 31, 2015, an increase of 14.9% due primarily to an increase in the weighted average coupons on MBS, from 2.63% during the three months ended March 31, 2015 to 2.89% for the three months ended March 31, 2016, income on residential mortgage loans of approximately $9.3 million, an increase in income on residential properties of $40 thousand, and a decrease in premium amortization expense of $4.4 million, partially offset by a decrease in the weighted average MBS outstanding, from $7.01 billion during the three months ended March 31, 2015 to approximately $5.18 billion during the three months ended March 31, 2016. Interest expense for the three months ended March 31, 2016 was approximately $18.3 million, as compared to approximately $7 million for the three months ended March 31, 2015, an increase of approximately 161.9%, which resulted primarily from interest expense on asset-backed securities issued by securitization trusts of approximately $8.6 million and an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.09% at March 31, 2015 to 1.38% at March 31, 2016, partially offset by a decrease in the average borrowings outstanding, from $6.34 billion at March 31, 2015 to $4.65 billion at March 31, 2016. We did not have any asset-backed securities issued by securitization trusts for the three months ended March 31, 2015.

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

During the three months ended March 31, 2016, premium amortization expense decreased $4.4 million, or 37%, to $7.4 million from $11.8 million during the three months ended March 31, 2015, due primarily to the unearned premium being lower, on average, during the first quarter of 2016 as compared to the first quarter of 2015 due to sales and prepayments that occurred during 2015 and during the quarter ended March 31, 2016. The prepayment rate assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the approximate CPR of our Agency MBS and Non-Agency MBS for each of the following quarters:

	2016	2015
Portfolio	First Quarter	First Quarter
Agency MBS and Non-Agency MBS	17%	14%

During the three months ended March 31, 2016, we sold approximately $317 million of Agency MBS and realized a net loss of approximately $3.2 million. We did not sell any Agency MBS during the three months ended March 31, 2015. During the three months ended March 31, 2016, we had a loss on interest rate swaps of approximately $50.2 million, due primarily to approximately $6.8 million in net cash settlements, approximately $3.4 million in AOCI amortization, and the difference of approximately $40 million in the change in fair value of the swaps. During the three months ended March 31, 2015, there was a loss on interest rate swaps of approximately $46.5 million, which consisted primarily of $10.9 million in cash settlements, approximately $6.6 million in AOCI amortization and the difference of approximately $29 million in the change in fair value. During the three months ended March 31, 2016, we recognized a gain of approximately $15.4 million on the TBA Agency MBS, net of derivative income, as compared to a gain on the sale of TBA Agency MBS, net of derivative income, of approximately $8.5 million during the three months ended March 31, 2015. Also during the three months ended March 31, 2016, we had a gain of approximately $22 thousand on our Eurodollar Futures Contracts as compared to a loss of approximately $2.3 million on our Eurodollar Futures Contracts during the three months ended March 31, 2015.

Total operating expenses were approximately $3.61 million for the three months ended March 31, 2016, as compared to approximately $3.62 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, we incurred management fees of approximately $2 million, as compared to management fees of approximately $2.34 million for the three months ended March 31, 2015, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the three months ended March 31, 2015. “Other expenses” increased $289 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

Financial Condition

MBS Portfolio

At March 31, 2016, we held Agency MBS which had an amortized cost of approximately $4.28 billion, consisting primarily of $3.57 billion of adjustable-rate MBS and $712 million of fixed-rate MBS. This amount represents an approximately 11.6% decrease from the $4.84 billion held at December 31, 2015. Of the adjustable-rate Agency MBS owned by us, approximately 57% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 43% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan. At March 31, 2016, our Non-Agency MBS had an amortized cost of approximately $682.1 million, a fair value of approximately $662.1 million, and a contractually required principal balance of approximately $806.3 million. At December 31, 2015, our Non-Agency MBS had an amortized cost of approximately $679.6 million, a fair value of approximately $682.1 million, and a contractually required principal balance of approximately $820.3 million.

The following table presents a schedule of the fair value of our MBS owned at March 31, 2016 and December 31, 2015, classified by type of issuer (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$2,602,249	51.8%	$2,892,722	51.9%
Freddie Mac (FHLMC)	1,743,881	34.8	1,990,095	35.7
Ginnie Mae (GNMA)	9,660	0.2	9,965	0.2
Non-Agency MBS	662,054	13.2	682,061	12.2
Total MBS	$5,017,844	100.0%	$5,574,843	100.0%

The following table classifies the fair value of our MBS owned at March 31, 2016 and December 31, 2015 by type of interest rate index (dollar amounts in thousands):

	March 31, 2016		December 31, 2015
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Agency MBS:
One-month LIBOR	$813	-%	$856	-%
Six-month LIBOR	35,510	0.7	37,331	0.7
One-year LIBOR	3,427,222	68.3	3,847,628	69.0
Six-month certificate of deposit	672	-	685	-
Six-month constant maturity treasury	100	-	113	-
One-year constant maturity treasury	156,059	3.1	163,681	3.0
Cost of Funds Index	9,653	0.2	10,299	0.2
15-year fixed-rate	547,486	10.9	646,958	11.6
20-year and 30-year fixed-rate	178,275	3.5	185,231	3.3
Total Agency MBS	$4,355,790	86.7%	$4,892,782	87.8%
Non-Agency MBS	662,054	13.3	682,061	12.2
Total MBS	$5,017,844	100.0%	$5,574,843	100.0%

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

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015were as follows:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.65%	2.58%	2.59%	2.54%
Hybrid adjustable-rate Agency MBS	2.42	2.40	2.39	2.45
15-year fixed-rate Agency MBS	2.71	2.71	2.64	2.64
20-year and 30-year fixed-rate Agency MBS	4.30	4.31	4.33	4.34
Total Agency MBS	2.64%	2.59%	2.57%	2.57%
Average Amortized Cost:
Adjustable-rate Agency MBS	103.19%	103.08%	103.19%	103.07%
Hybrid adjustable-rate Agency MBS	103.12	103.28	103.47	103.50
15-year fixed-rate Agency MBS	102.65	102.91	102.98	103.00
20-year and 30-year fixed-rate Agency MBS	103.10	103.15	103.15	103.14
Total Agency MBS	103.09%	103.14%	103.28%	103.27%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.56%	2.51%	2.49%	2.49%

At March 31, 2016 and December 31, 2015, the unamortized net premium paid for our Agency MBS was approximately $128.5 million and $147.5 million, respectively.

Non-Agency MBS

Non-Agency MBS yields are based on our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

The following table summarizes our Non-Agency MBS portfolio at March 31, 2016 and December 31, 2015 (dollar amounts in thousands):

March 31, 2016

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$52,496	$53,998	$66,450	81%	4.51%	5.86%
Alt-A	407,523	420,162	526,924	80%	5.33%	5.54%
Subprime	51,977	53,197	55,872	95%	4.42%	5.46%
Non-performing	150,058	154,739	157,094	98%	4.65%	5.59%
Total Non-Agency MBS	$662,054	$682,096	$806,340	85%	5.07%	5.57%

December 31, 2015

				Weighted Average
Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$54,767	$55,387	$69,059	80%	4.52%	5.85%
Alt-A	432,654	426,435	548,488	78%	5.30%	5.52%
Subprime	53,416	53,940	56,729	95%	4.38%	5.46%
Non-performing	141,112	143,822	146,033	98%	4.64%	5.51%
Paydowns receivable	112	-	-	-	-	-
Total Non-Agency MBS	$682,061	$679,584	$820,309	83%	5.05%	5.54%

At March 31, 2016 and December 31, 2015, the unamortized net discount on our Non-Agency MBS was approximately $124.2 million and $140.7 million, respectively.

Financing

The following information pertains to our repurchase agreement borrowings at March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,885,000	$4,430,000	$5,412,000	$5,770,000
Repurchase agreements for Non-Agency MBS	475,991	485,528	419,045	365,978
Total repurchase agreements outstanding	$4,360,991	$4,915,528	$5,831,045	$6,135,978
Average repurchase agreements outstanding	$4,653,688	$5,520,559	$5,959,365	$6,232,184
Maximum monthly amount during the quarter	$4,699,246	$5,671,121	$6,010,046	$6,249,679
Average interest rate on outstanding repurchase agreements	0.83%	0.73%	0.54%	0.46
Average days to maturity	28 days	27 days	29 days	29 days
Average interest rate after adjusting for interest rate swaps	1.28%	1.39%	1.18%	1.15%
Weighted average maturity after adjusting for interest rate swaps	669 days	736 days	687 days	691 days

At March 31, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,435,000	0.68	475,991	2.02	2,910,991	0.89
30 days to 90 days	1,450,000	0.69	-	-	1,450,000	0.69
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,885,000	0.68%	$475,991	2.02%	$4,360,991	0.83%
Weighted average maturity	29 days		14 days		28 days
Weighted average interest rate after adjusting for interest rate swaps					1.28%
Weighted average maturity after adjusting for interest rate swaps					669 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,186,554		$579,277		$4,765,831

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

At March 31, 2016, the current yield on our Agency MBS was 2.56%. At December 31, 2015, the current yield on our Agency MBS was 2.51%. This increase was due primarily to an increase in the weighted average coupon. As noted in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 2 basis points per quarter over the past four quarters. For the three months ended March 31, 2016, the weighted average coupon for our total Agency MBS increased by 5 basis points. One of the factors that also impacts the reported yield on our MBS portfolio is the actual prepayment rate on the underlying mortgages. We analyze our MBS and the extent to which prepayments impact the yield. When the rate of prepayments exceeds expectations, we amortize the premiums paid on mortgage assets over a shorter time period, resulting in a reduced yield to maturity on our mortgage assets. Conversely, if actual prepayments are less than the assumed CPR, the premium would be amortized over a longer time period, resulting in a higher yield to maturity.

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps decreased from 1.39% at December 31, 2015 to 1.28% at March 31, 2016, due primarily to the decrease in the notional amount of swaps outstanding. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 736 days at December 31, 2015 to 669 days at March 31, 2016, due primarily to the decrease in the average maturity of our swap agreements as shown in the table on the following page.

Residential Mortgage Loans Held-for-Investment

At March 31, 2016, we owned subordinated pieces of certain securitization trusts. The underlying mortgage loans held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

Residential Properties Portfolio

At March 31, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million.

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

The following table pertains to all of our swaps at March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015

Aggregate notional amount of swap agreements	$3.326 billion	$3.866 billion	$3.846 billion	$3.346 billion
Average maturity of swap agreements	2.4 years	2.6 years	3.0 years	3.5 years
Weighted average fixed rate paid on swap agreements	1.23%	1.24%	1.30%	1.56%
Aggregate notional amount of Eurodollars Futures Contracts	$3.95 billion	$4.55 billion	$5.35 billion	$5.35 billion

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

After August 22, 2014, none of our swaps were designated for hedge accounting. For both terminated swaps and the de-designated swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI remains in AOCI and is amortized over the remaining term of the swaps. At March 31, 2016, the net unrealized loss in AOCI on the swaps was approximately $21 million as compared to a net unrealized loss of approximately $24.6 million at December 31, 2015.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At March 31, 2016, we had 3,950 Eurodollar Futures Contracts representing $3.95 billion in notional amount. The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contracts was approximately $3.3 million, which is included in “Restricted cash,” and there was a derivative asset of approximately $2.0 million. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The effective term of these contracts was three months.

At March 31, 2016, we had approximately $690 million in notional amount of TBA Agency MBS, as compared to approximately $690 million in notional amount of TBA Agency MBS at December 31, 2015.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled $4.36 billion at March 31, 2016. As collateral for the repurchase agreements and swaps, we had pledged approximately $4.19 billion in Agency MBS and approximately $579 million in Non-Agency MBS. Our other significant sources of funds for the three months ended March 31, 2016 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $239.8 million and proceeds from sales of Agency MBS of $314.1 million.

For the three months ended March 31, 2016, there was a net increase in cash and cash equivalents of approximately $6.8 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended March 31, 2016 was approximately $31.4 million. This was comprised primarily of a net loss of approximately $20.2 million and adding back the following non-cash items: a loss on swaps of approximately $50.2 million; the amortization of premiums and discounts on Agency MBS of approximately $7.4 million; accretion of discount on Non-Agency MBS of approximately $922 thousand; depreciation on rental properties of approximately $112 thousand; amortization of restricted stock of $79 thousand; loss on sales of Agency MBS of approximately $3.2 million, partially offset by periodic net settlements on swaps of approximately $6.6 million; a gain on TBA Agency MBS, net of derivative income, of approximately $15.4 million; accretion of discount on residential mortgage loans of $114 thousand; a gain on Eurodollar Futures Contracts of approximately $22 thousand; and recovery on Non-Agency MBS of approximately $1 thousand. Net cash provided by operating activities also included an increase in accrued expenses of approximately $5.1 million; an increase in interest receivable of approximately $1.6 million; an increase in accrued interest payable of approximately $0.9 million; an increase in prepaid expense and other assets of approximately $1.9 million; and a decrease in restricted cash of approximately $9.2 million;

•

Net cash provided by investing activities for the three months ended March 31, 2016 was approximately $550.9 million, which consisted of $239.8 million from principal payments on Agency MBS; proceeds from sales of Agency MBS of approximately $314.1 million; principal payments on residential mortgage loans held-for-investment of $252 thousand; and principal payments on Non-Agency MBS of approximately $16.6 million, partially offset by purchases of Non-Agency MBS of approximately $19.8 million; and

•

Net cash used in financing activities for the three months ended March 31, 2016 was approximately $575.5 million. This consisted of borrowings on repurchase agreements of approximately $7.962 billion, offset by repayments on repurchase agreements of approximately $8.517 billion; the termination of de-designated swaps of approximately $6.2 million; common stock repurchased of approximately $9.2 million, net of proceeds from common stock issued; dividends paid of approximately $14.9 million on common stock; and dividends paid of approximately $1.6 million on preferred stock, partially offset by net settlements on TBA Agency MBS of approximately $10.9 million.

Relative to our MBS portfolio at March 31, 2016, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 30 days to three months. At March 31, 2016, we had borrowed funds under repurchase agreements with 21 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended March 31, 2016, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

At March 31, 2016, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 6.65x at December 31, 2015 to 6.20x at March 31, 2016. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $4.915 billion at December 31, 2015 to $4.36 billion at March 31, 2016.

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

During the three months ended March 31, 2016, we raised approximately $254 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC ( “MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended March 31, 2016, we did not sell any shares of our stock under the MLV Sales Agreement. At March 31, 2016, there was approximately $196.8 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended March 31, 2016, we repurchased an aggregate of 2,167,451 shares of our common stock at a weighted average price of $4.34 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended March 31, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at March 31, 2016 was approximately $641.5 million. Common stockholders’ equity was approximately $581.4 million, or a book value of $6.00 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $50.8 million, or 1.19% of the amortized cost of our Agency MBS, at March 31, 2016. This, along with “accumulated other comprehensive loss, derivatives” of approximately $21 million and “accumulated other comprehensive income, unrealized loss on available-for-sale Non-Agency MBS” of approximately $20 million, constitutes the total “accumulated other comprehensive income” of approximately $9.8 million.

Non-GAAP Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income and effective total interest expense and effective cost of funds. The first table below reconciles the Company’s “net (loss) income to common stockholders” for the quarters ended March 31, 2016 and March 31, 2015 to “Core Earnings” for the same period. Core Earnings represents “net loss to common stockholders” (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the quarters ended March 31, 2016 and March 31, 2015 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision making process. Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the quarters ended March 31, 2016 and March 31, 2015. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended		Three Months Ended
	March 31, 2016		March 31, 2015
	Amount	Per Share	Amount	Per Share
	(in thousands)		(in thousands)
Net loss to common stockholders	$(21,891)	$(0.22)	$(17,847)	$(0.17)
Adjustments to derive core earnings:
Loss on sales of Agency MBS	3,239	0.04	-	-
Loss on sales of Non-Agency MBS	-	-	3	-
Loss on interest rate swaps	50,219	0.51	46,488	0.43
Gain on derivatives-TBA securities, net	(15,354)	(0.16)	(8,525)	(0.08)
(Gain) loss on derivatives-Eurodollar Futures Contracts	(22)	-	2,338	-
Recovery on Non-Agency MBS	(1)	-	(1)	-
Amortization of other comprehensive income on de-designated swaps(1)	202	-	524	0.01
Periodic net settlement on interest rate swaps after de-designation(2)	(6,761)	(0.07)	(10,923)	(0.10)
Dollar roll income on TBA securities(3)	3,777	0.04	4,165	0.04
Gain (loss) from expiration of Eurodollar Futures Contracts	128	-	(32)	-
Core earnings	$13,536	$0.14	$16,190	$0.13
Basic weighted average number of shares outstanding	97,704		107,228

(1)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

(2)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net loss to common stockholders.

(3)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “(Loss) gain on derivatives-TBA Agency MBS” and “derivative income-TBA Agency MBS” that are shown on the Company’s statements of operations.

Effective Net Interest Rate Spread

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount	Annualized Percentage	Amount	Annualized Percentage
	(in thousands)		(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest and other income	$39,781	2.59%	$34,615	1.97%
Dollar roll income on TBA Agency MBS(1)	3,777	0.25%	4,165	0.24%
Total interest income and average asset yield, including TBA dollar roll income	$43,558	2.84%	$38,780	2.21%
Effective Cost of Funds:
Total interest expense	$18,343	1.28%	$7,004	0.44%
Periodic net settlement on interest rate Swaps after de-designation(2)	6,761	0.47%	10,923	0.68%
Amortization of other comprehensive income on de-designated Swaps(3)	(202)	-0.01%	(524)	-0.03%
(Gain) loss on expiration of Eurodollar Futures Contracts	(128)	-0.01%	32	0.00%
Effective total interest expense and effective cost of funds	$24,774	1.73%	$17,435	1.09%
Effective net interest rate spread		1.11%		1.12%
Average earning assets	$6,134,075		$7,018,782
Average borrowings	$5,740,978		$6,375,192

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “(loss) gain on derivatives-TBA Agency MBS” and “derivative income-TBA Agency MBS” that are shown on the Company’s statements of operations.

(2)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net loss to common stockholders.

(3)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at March 31, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At March 31, 2016, none of our derivative instruments were designated as hedges.

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

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. To date, Congress has not taken any action on this bill.

Actions of the Federal Reserve

In September 2012, the Fed Open Market Committee of the Federal Reserve, or the FOMC, announced an open-ended program to purchase an additional $40 billion of Agency MBS per month until economic conditions (primarily the unemployment rate) improved. This program, combined with the then-existing Fed bond-buying program of Treasury securities, was to increase the Federal Reserve’s holdings by $85 billion per month. At its meeting in October 2014, the Federal Reserve ended its monthly purchases of Agency MBS and Treasury securities. At its December 2015 meeting, the FOMC increased the Fed Funds rate by 25 basis points and stated that it would be appropriate to gradually increase interest rates in 2016, as there has been considerable improvement in the labor market and it is reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. At its April 2016 meeting, the FOMC kept the Fed Funds rate at its current level due to uncertainties in the economy and may only consider gradual rate hikes based on realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

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

Subsequent Events

Effective April 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.4909 shares of our common stock to 4.5739 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on March 17, 2016.

On April 1, 2016, we filed a new shelf registration statement on Form S-3 with the SEC offering up to $534,442,660 of our capital stock due to the upcoming expiration of our prior registration statement. The new shelf registration statement was declared effective by the SEC on April 13, 2016.

From April 1, 2016 through May 4, 2016, we issued an aggregate of 50,906 shares of common stock at a weighted average price of $4.72 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $240 thousand.

From April 1, 2016 through May 4, 2016, we repurchased an aggregate of 431,298 shares of our common stock at a weighted average price of $4.67 per share under our share repurchase program.

From April 1, 2016 through May 4, 2016, we terminated 7 swaps with an aggregate notional amount of $430 million.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At March 31, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$547,486	10.9%	$-	-%
20-year and 30-year fixed-rate investments	178,275	3.5%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	591,112	11.8%	3,885,000	89.1
Greater than 3 months and less than 1 year	1,490,028	29.7%	-	-
Greater than 1 year and less than 2 years	203,937	4.1%	-	-
Greater than 2 years and less than 3 years	111,173	2.2%	-	-
Greater than 3 years and less than 4 years	417,631	8.3%	-	-
Greater than 4 years and less than 5 years	299,314	6.0%	-	-
Greater than 5 years and less than 7 years	370,338	7.4%	-	-
Greater than 7 years	146,496	2.9%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	43,925	0.9%	475,991	10.9
Hybrid MBS	33,556	0.7%	-	-
Fixed-rate MBS	584,573	11.6%	-	-
Total MBS Portfolio	$5,017,844	100.0%	$4,360,991	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$646,958	11.6%	$-	-%
20-year and 30-year fixed-rate investments	185,231	3.3%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	788,664	14.2%	4,430,000	90.1
Greater than 3 months and less than 1 year	1,350,745	24.2%	-	-
Greater than 1 year and less than 2 years	401,714	7.2%	-	-
Greater than 2 years and less than 3 years	148,803	2.7%	-	-
Greater than 3 years and less than 4 years	414,022	7.4%	-	-
Greater than 4 years and less than 5 years	385,187	6.9%	-	-
Greater than 5 years and less than 7 years	254,001	4.6%	-	-
Greater than 7 years	317,457	5.7%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	46,380	0.8%	485,528	9.9
Hybrid MBS	38,705	0.7%	-	-
Fixed-rate MBS	596,864	10.7%	-	-
Paydowns receivable	112	0.0%	-	-
Total MBS Portfolio	$5,574,843	100.0%	$4,915,528	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At March 31, 2016, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $30.8 million from a positive adjustment (other comprehensive income) at December 31, 2015 of approximately $25.5 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at March 31, 2016, our Agency MBS had a weighted average term to next rate adjustment of approximately 27 months while our borrowings had a weighted average term to next rate adjustment of 28 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 669 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During 2013, 2014 and 2015, Congress passed several interim measures to provide temporary funding to the U.S. government through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At March 31, 2016, we had unrestricted cash of approximately $12.5 million, $147.4 million in unpledged Agency MBS and $82.8 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Credit Risk

We review credit risk and other risks of loss associated with each of our potential investments. In addition, we may diversify our portfolio of mortgage-related assets to avoid undue geographic, insurer, industry and certain other types of concentrations. We believe that our investment strategy will generally keep our risk of credit losses low to moderate. However, we retain the risk of potential credit losses on all of the loans underlying our Non-Agency MBS. With respect to investments in Non-Agency MBS that are collateralized by non-performing loans, there is a high expectation of losses on these loans. Resolution of the loans typically comes from loan modifications, short sales and foreclosures. With respect to these Non-Agency MBS, our investments are senior in the credit structure and credit support contained in these MBS deal structures provides a level of protection from losses. We seek to manage the remaining credit risk through our pre-acquisition due diligence process and by factoring assumed credit losses into the purchase prices we pay for Non-Agency MBS. In addition, with respect to any particular target investment, we evaluate relative valuation, supply and demand trends, the shape of yield curves, prepayment rates, delinquency and default rates, recovery of various sectors and vintage of collateral. Nevertheless, unanticipated credit losses could adversely affect our operating results.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at March 31, 2016 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–69%	–2.4%
–1%	–45%	–0.8%
0%	0%	0%
1%	–7%	–0.2%
2%	–23%	–1.5%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net income and projected MBS portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of March 31, 2016, the aggregate notional amount of our interest rate swap agreements was $3.326 billion and the weighted average maturity was 2.4 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–7%	0.6%
–1%	17%	0.7%
0%	0%	0%
1%	–32%	–1.7%
2%	–99%	–4.6%

Item 4.	Controls and Procedures

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

The following is a modification to an existing risk factor previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

We are dependent upon information systems and communication systems and their failure could significantly disrupt our business.

Our business is highly dependent upon our information and communication systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results, the market price of our common stock and other securities, and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking, phishing and cyber-attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on financial, accounting, and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of, among other third parties, our lenders), or any failure to maintain performance, reliability, and security of our technical infrastructure. As a result, such computer malware, viruses, and computer hacking, phishing and cyber-attacks may negatively affect our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the quarter ended March 31, 2016. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 8, 2016 as DEF 14A.

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
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S-3, Registration No. 333-202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.4

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.8

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.9*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.10

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.11

Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management, LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: May 6, 2016	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: May 6, 2016	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)