Form 10-Q
period 2016-06-30
ANWORTH MORTGAGE ASSET CORP
filed 2016-08-04
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2016

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

At August 2, 2016, the registrant had 95,999,418 shares of common stock issued and 95,939,202 shares outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	June 30,	December 31,
	2016	2015
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$3,906,844	$4,694,731
Agency MBS at fair value	181,505	173,344
Paydowns receivable	25,056	24,707
	$4,113,405	$4,892,782
Non-Agency MBS at fair value (including $536,308 and $596,831 pledged to counterparties at June 30, 2016 and December 31, 2015, respectively)	645,353	682,061
Residential mortgage loans held-for-investment(1)	855,746	969,172
Residential real estate	14,311	14,363
Cash and cash equivalents	21,047	5,754
Restricted cash	28,220	39,230
Interest and dividends receivable	17,082	17,525
Derivative instruments at fair value	5,566	12,470
Prepaid expenses and other	3,089	2,983
Total Assets:	$5,703,819	$6,636,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$13,276	$13,443
Repurchase agreements	4,075,445	4,915,528
Asset-backed securities issued by securitization trusts(1)	828,937	915,486
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	60,931	34,547
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	207	207
Dividends payable on common stock	14,403	14,861
Accrued expenses and other	6,009	1,308
Total Liabilities:	$5,038,017	$5,934,189
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($10,848 and $10,848, respectively); 434 and 434 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	10,039	10,039
Common Stock: par value $0.01 per share; authorized 200,000 shares, 96,021 shares issued and outstanding at June 30, 2016 and 99,078 shares issued and 98,944 shares outstanding at December 31, 2015, respectively	960	991
Additional paid-in capital	967,981	981,034
Accumulated other comprehensive income consisting of unrealized gains and losses	31,514	949
Accumulated deficit	(415,153)	(361,323)
Total Stockholders' Equity:	$641,878	$678,227
Total Liabilities and Stockholders' Equity:	$5,703,819	$6,636,340

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At June 30, 2016 and December 31, 2015, total assets of the consolidated VIEs were $859 million and $972 million, respectively, and total liabilities were $832 million and $918 million, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and other income:
Interest-Agency MBS	$10,690	$27,464	$31,455	$58,052
Interest-Non-Agency MBS	9,137	6,385	18,418	10,032
Interest-residential mortgage loans	9,111	1,188	18,424	1,188
Income-rental properties	428	409	838	779
Other interest income	12	10	24	20
	29,378	35,456	69,159	70,071
Interest Expense:
Interest expense on repurchase agreements	8,960	7,400	18,358	14,089
Interest expense on asset-backed securities	8,414	1,075	17,013	1,075
Interest expense on junior subordinated notes	354	319	700	634
	17,728	8,794	36,071	15,798
Net operating income	11,650	26,662	33,088	54,273
Provision for loan losses	-	70	-	70
Net operating income after provision for loan losses	11,650	26,592	33,088	54,203
Operating Expenses:
Management fee to related party	(1,970)	(2,181)	(4,014)	(4,517)
General and administrative expenses	(1,690)	(1,234)	(3,259)	(2,513)
Total operating expenses	(3,660)	(3,415)	(7,273)	(7,030)
Other (Loss):
(Loss) on sales of Agency MBS	-	-	(3,239)	-
(Loss) on sales of Non-Agency MBS	-	(73)	-	(76)
Gain on sales of residential mortgage loans held-for-investment	33	-	33	-
(Loss) gain on interest rate swaps, net	(16,089)	5,075	(66,308)	(41,413)
Gain (loss) on derivatives-TBA Agency MBS, net	8,061	(6,573)	23,415	1,952
(Loss) on derivatives-Eurodollar Futures Contracts	(1,357)	(1,732)	(1,335)	(4,070)
Recovery on Non-Agency MBS	1	4	2	5
Total other (loss)	(9,351)	(3,299)	(47,432)	(43,602)
Net (loss) income	$(1,361)	$19,878	$(21,617)	$3,571
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(2,070)	(2,070)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(788)	(788)
Dividend on Series C Cumulative Redeemable Preferred Stock	(207)	(200)	(414)	(311)
Net (loss) income to common stockholders	$(2,997)	$18,249	$(24,889)	$402
Basic (loss) earnings per common share	$(0.03)	$0.18	$(0.26)	$-
Diluted (loss) earnings per common share	$(0.03)	$0.17	$(0.26)	$-
Basic weighted average number of shares outstanding	96,355	104,225	97,030	105,719
Diluted weighted average number of shares outstanding	96,355	108,530	97,030	109,993

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net (loss) income	$(1,361)	$19,878	$(21,617)	$3,571
Available-for-sale Agency MBS, fair value adjustment	13,080	(17,779)	37,465	6,024
Reclassification adjustment for loss on sales of Agency MBS included in net (loss) income	-	-	3,239	-
Available-for-sale Non-Agency MBS, fair value adjustment	6,952	2,724	(15,381)	4,881
Reclassification adjustment for loss on sales of Non-Agency MBS included in net (loss) income	-	73	-	76
Unrealized gains on derivatives	1,565	5,281	4,934	11,389
Reclassification adjustment for interest expense on swap agreements included in net (loss) income	106	530	308	1,054
Other comprehensive income (loss)	21,703	(9,171)	30,565	23,424
Comprehensive income	$20,342	$10,707	$8,948	$26,995

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Gain Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. Gain (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	2,363	$(24,557)	$(361,323)	$678,227
Issuance of common stock			59			1	253					254
Redemption of common stock			(2,074)			(23)	(8,991)					(9,014)
Other comprehensive income (loss), fair value adjustments and reclassifications								27,624	(22,333)	3,571		8,862
Net loss											(20,255)	(20,255)
Shares repurchased pending retirement			(93)				(438)					(438)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(207)	(207)
Dividend declared - $0.15 per common share											(14,539)	(14,539)
Balance, March 31, 2016	1,919	434	96,836	$46,537	$10,039	$969	$971,937	$50,767	(19,970)	$(20,986)	$(397,753)	$641,540
Issuance of common stock			58			1	273					274
Redemption of common stock			(873)			(10)	(4,308)					(4,318)
Other comprehensive income, fair value adjustments and reclassifications								13,080	6,952	1,671		21,703
Net loss											(1,361)	(1,361)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(207)	(207)
Dividend declared - $0.15 per common share											(14,403)	(14,403)
Balance, June 30, 2016	1,919	434	96,021	$46,537	$10,039	$960	$967,981	$63,847	(13,018)	$(19,315)	$(415,153)	$641,878

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands) (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Operating Activities:
Net (loss) income	$(1,361)	$19,878	$(21,617)	$3,571
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of premium (Agency MBS)	16,322	12,336	23,751	24,120
Amortization/accretion of market yield adjustments (Non-Agency MBS)	(1,311)	(46)	(389)	(1,067)
Accretion of discount (residential mortgage loans)	(105)	(21)	(219)	(21)
Provision for loan losses	-	70	-	70
Depreciation on rental properties	112	108	224	220
Loss on sales of Agency MBS	-	-	3,239	-
Loss on sales of Non-Agency MBS	-	73	-	76
(Gain) on sales of residential mortgage loans	(33)	-	(33)	-
Amortization of restricted stock	79	24	158	48
Recovery on Non-Agency MBS	(1)	(4)	(2)	(5)
Periodic net settlements on interest rate swaps, net of amortization	(4,120)	(10,049)	(10,678)	(20,448)
Loss (gain) on interest rate swaps, net	16,089	(5,075)	66,308	41,413
(Gain) loss on derivatives, net of derivative income - TBA Agency MBS	(8,061)	6,573	(23,415)	(1,952)
Loss on derivatives - Eurodollar Futures Contracts	1,357	1,732	1,335	4,070
Changes in assets and liabilities:
Decrease (increase) in interest receivable	2,007	(1,585)	443	(1,454)
Decrease (increase) in prepaid expenses and other	64	(1,002)	(1,846)	(13,426)
Decrease in restricted cash	452	-	9,674	-
Increase in accrued interest payable	1,828	7,128	2,687	794
(Decrease) increase in accrued expenses	(4,158)	(82)	948	515
Net cash provided by operating activities	$19,160	$30,058	$50,568	$36,524
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	-	-	314,129	-
Principal payments	239,143	376,734	478,961	667,475
Available-for-sale Non-Agency MBS:
Proceeds from sales	-	11,613	-	15,734
Purchases	-	(214,231)	(19,834)	(418,236)
Principal payments	28,793	10,257	45,381	14,471
Residential mortgage loans held-for-investment:
Purchases	-	(25,364)	-	(25,364)
Proceeds from sales	26,653	-	26,653	-
Principal payments	224	4	476	4
Residential properties purchases	(87)	(246)	(173)	(1,765)
Net cash provided by investing activities	$294,726	$158,767	$845,593	$252,319
Financing Activities:
Borrowings from repurchase agreements	$6,694,763	$8,032,726	$14,657,028	$15,423,332
Repayments on repurchase agreements	(6,980,309)	(8,180,785)	(15,497,111)	(15,658,094)
Proceeds from asset-backed securities issued by securitization trusts	64,016	6,109	89,754	6,109
Principal payments of asset-backed securities issued by securitization trusts	(64,016)	(6,109)	(89,754)	(6,109)
Net settlements on TBA Agency MBS commitments	8,973	(4,751)	19,886	496
Settlements on terminated interest rate swaps	(8,594)	-	(14,756)	-
Common stock repurchased, net of proceeds from common stock issued	(4,044)	(11,470)	(13,242)	(32,600)
Proceeds on Series C Preferred Stock issued	-	1,636	-	9,722
Series A Preferred stock dividends paid	(1,035)	(1,035)	(2,070)	(2,070)
Series B Preferred stock dividends paid	(394)	(394)	(788)	(788)
Series C Preferred stock dividends paid	(207)	(111)	(414)	(111)
Common stock dividends paid	(14,539)	(15,828)	(29,401)	(31,224)
Net cash (used in) financing activities	$(305,386)	$(180,012)	$(880,868)	$(291,337)
Net increase (decrease) in cash and cash equivalents	$8,500	$8,813	$15,293	$(2,494)
Cash and cash equivalents at beginning of period	12,547	3,682	5,754	14,989
Cash and cash equivalents at end of period	$21,047	$12,495	$21,047	$12,495
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$12,979	$11,695	$32,585	$35,432
Common stock repurchased	$4,087	$11,695	$13,526	$36,329
Change in payable for MBS purchased	$3,827	$(2,445)	$3,827	$(24,624)

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and were rated below AA at the time of purchase is recognized based on the security’s effective interest rate. The effective interest rate on these securities is based on the projected cash flows from each security, which are estimated based on our observation of current information and events and include assumptions related to interest rates, constant prepayment rates, or CPR, and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on such securities. Actual maturities of the available-for-sale securities are affected by the contractual lives of the associated mortgage collateral, periodic payments of principal, and prepayments of principal. Therefore actual maturities of available-for-sale securities are generally shorter than stated contractual maturities. Stated contractual maturities are generally greater than ten years. There can be no assurance that our assumptions used to estimate future cash flows or the current period’s yield for each asset would not change in the near term, and the change could be material.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015, aggregated by investment category and length of time (dollar amounts in thousands):

June 30, 2016

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	66	$98,841	$(587)	257	$540,809	$(4,489)	323	$639,650	$(5,076)
Non-Agency MBS	69	$430,102	$(18,106)	6	$31,993	$(1,210)	75	$462,095	$(19,316)

December 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	107	$731,112	$(5,177)	332	$1,637,714	$(33,085)	439	$2,368,826	$(38,262)
Non-Agency MBS	53	$323,198	$(5,530)	-	$-	$-	53	$323,198	$(5,530)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At June 30, 2016, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

We do not consider Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At June 30, 2016, we did not expect to sell the Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at June 30, 2016.

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

Derivative Financial Instruments

Risk Management

We primarily use short-term (less than or equal to 12 months) repurchase agreements to finance the purchase of MBS. These obligations expose us to variability in interest payments due to changes in interest rates. We actively monitor changes in interest rate exposures and evaluate various opportunities to mitigate this risk. Our objective is to limit the impact of interest rate changes on earnings and cash flows. The principal instruments we use to achieve this are interest rate swap agreements, or interest rate swaps, and Eurodollar Futures Contracts. Interest rate swaps effectively convert a percentage of our repurchase agreements to fixed-rate obligations over a period of up to ten years. Under interest rate swaps, we agree to pay an amount equal to a specified fixed rate of interest times a notional principal amount and to receive in return an amount equal to a specified variable-rate of interest times a notional amount, generally based on the London Interbank Offered Rate, or LIBOR. The notional amounts are not exchanged. We do not issue or hold the interest rate swaps and the Eurodollar Futures Contracts for speculative purposes.

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

When we discontinue hedge accounting, the gain or loss on the derivative remains in AOCI and is reclassified into income when the forecasted transaction affects income. In all situations where hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheet, recognizing changes in fair value in current period income. All of our interest rate swaps had historically been accounted for as cash flow hedges under ASC 815. After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. As a result of discontinuing hedge accounting for our interest rate swaps, changes in the fair value of these interest rate swaps are recorded in “Gain (loss) on interest rate swaps, net” in our consolidated statements of operations rather than in AOCI.  Also, net interest paid or received on these interest rate swaps which was previously recognized in interest expense, is instead recognized in “Gain (loss) on interest rate swaps, net.” These interest rate swaps continue to be reported as assets or liabilities on our consolidated balance sheets at their fair value.

As long as the forecasted transactions that were being hedged (i.e. rollovers of our repurchase agreement borrowings) are still expected to occur, the balance in AOCI from the activity in these interest rate swaps through the dates of de-designation will remain in AOCI and be recognized in our consolidated statements of operations as “interest expense” over the remaining term of these interest rate swaps.

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

Credit Risk

At June 30, 2016, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

For all interest rate swaps entered into on or before September 9, 2013, we are exposed to credit losses in the event of non-performance by counterparties to interest rate swaps. In order to limit this risk, our practice was to only enter into interest rate swaps with large financial institution counterparties who were market makers for these types of instruments, limit our exposure on each interest rate swap to a single counterparty under our defined guidelines and either pay or receive collateral to or from each counterparty on a periodic basis to cover the net fair market position of the interest rate swaps held with that counterparty. For all interest rate swaps entered into on or after September 9, 2013, all interest rate swap participants are required by rules of the Commodities Futures Trading Commission, under authority granted to it pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, to clear interest rate swaps through a registered derivatives clearing organization, or “swap execution facility,” through standardized documents under which each interest rate swap counterparty transfers its position to another entity whereby a central clearinghouse effectively becomes the counterparty on each side of the interest rate swap. Both the swap execution facility and the central clearinghouse could require greater initial and periodic margin (collateral) requirements and additional transaction fees. It is the intent of the Dodd-Frank Act that the clearing of interest rate swaps in this manner is designed to avoid concentration of risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members.

Income Taxes

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal income tax to the extent that our distributions to our stockholders satisfy the REIT requirements and that certain asset, income and stock ownership tests are met.

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2016 relative to any tax positions taken prior to January 1, 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at June 30, 2016. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2011 and 2010, respectively.

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

The computation of EPS for the three and six months ended June 30, 2016 and 2015 is as follows (amounts in thousands, except per share data):

	Net (Loss) Income Available to Common Stockholders	Average Shares	Earnings per Share
For the three months ended June 30, 2016
Basic EPS	$(2,997)	96,355	$(0.03)
Effect of dilutive securities	-	-	-
Diluted EPS	$(2,997)	96,355	$(0.03)
For the three months ended June 30, 2015
Basic EPS	$18,249	104,225	$0.18
Effect of dilutive securities	394	4,305	(0.01)
Diluted EPS	$18,643	108,530	$0.17

	Net (Loss) Income Available to Common Stockholders	Average Shares	Earnings per Share
For the six months ended June 30, 2016
Basic EPS	$(24,889)	97,030	$(0.26)
Effect of dilutive securities	-	-	-
Diluted EPS	$(24,889)	97,030	$(0.26)
For the six months ended June 30, 2015
Basic EPS	$402	105,719	$-
Effect of dilutive securities	788	4,274	-
Diluted EPS	$1,190	109,993	$-

For the three and six months ended June 30, 2016 and 2015, options to purchase 0 and 5,000 shares of common stock, respectively, were outstanding and not included in the computation of diluted EPS, as their exercise price and option expense exceeded the average stock price for those respective periods. For the three and six months ended June 30, 2016, the potential effect of dilutive securities on the average shares outstanding was 4,618 and 4,576 (both in thousands), respectively.

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

In November 2014, the FASB issued ASU 2014-16, “Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or Equity – a consensus of the FASB Emerging Issues Task Force.” U.S. GAAP defines a “hybrid” financial instrument as consisting of a host contract and an embedded derivative (for example, convertible, redeemable preferred stock). An entity must bifurcate (account for separately as a derivative) an embedded derivative from a hybrid financial instrument if the embedded derivative (1) is not clearly and closely related to the host contract and (2) meets the definition of a derivative as a freestanding instrument. To determine whether an embedded derivative is clearly and closely related to the host contract, an entity must  first determine whether the terms and features in a hybrid financial instrument are debt-like versus equity-like, and then weigh the terms and features based on relevant facts and circumstances to ultimately determine the nature of the host contract. We adopted this ASU which became effective for our financial statements beginning with the quarter ended March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” Currently, an event or transaction that is unusual and occurs infrequently must be separately classified and presented as an extraordinary item net of tax after income from continuing operations. Entities are also required to disclose income taxes and earnings per share data for each extraordinary item if the amounts are not already disclosed on the face of the income statements. By removing the concept of extraordinary items from U.S. GAAP, this ASU removes the uncertainty and disparity in practice involved in identifying, presenting and disclosing extraordinary items. We adopted this ASU which became effective for our financial statements beginning with the quarter ended March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

On February 18, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendment to the Consolidation Analysis.” This new standard changes consolidation analysis by placing more emphasis on risk of loss when determining a controlling financial interest and outlining the conditions under which a decision maker or service provider may have to consolidate the entity for which it provides the service. As such, we believe that entities for which decision making rights are conveyed through contractual arrangement are less likely to be consolidated. We adopted this ASU which became effective for our financial statements beginning with the quarter ended March 31, 2016. We do not believe that this ASU has a material effect on our financial statements.

In April 2015, the FASB issued ASU 2015-03, “Interest-Imputation of Interest (Subtopic 835-30), Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. We adopted this ASU which became effective for our financial statements beginning with the quarter ended March 31, 2016. We do not believe that this ASU has a material impact on our financial statements.

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

On February 25, 2016, the FASB issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate, airplanes and manufacturing equipment, to recognize on their balance sheet the assets and liabilities for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning with the quarter ending March 31, 2019. We do not believe that this ASU will have a material impact on our financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This ASU affects the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Both ASU 2014-09 and ASU 2016-12 will become effective for public companies beginning with the quarter ending March 31, 2018. One of the criterions in identifying a contract with a customer is whether it is probable that an entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. This ASU clarifies that the objective of this assessment is to determine whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. A new criterion was also added in this ASU to clarify when revenue would be recognized for a contract that fails to meet certain criteria. This would allow an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. This ASU also clarifies that the measurement date for any noncash consideration is contract inception. This ASU also clarifies some of the transition guidance. We do not believe that this ASU will have a material impact on our financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU is applicable to the measurement of credit losses on financial assets measured at amortized cost, including loan receivables, held-to-maturity debt securities, and reinsurance receivables. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor. The scope excludes financial assets measured at fair value through net income, available-for-sale securities, loans made to participants by defined contribution employee benefit plans, policy loan receivables of an insurance company, pledge receivables of a not-for-profit entity, and receivables between entities under common control. This ASU will require entities to immediately record the full amount of credit losses that are expected in their loan portfolios and to re-evaluate at each reporting period. The income statement will reflect the credit loss provision (or expense) necessary to adjust the allowance estimate since the previous reporting date. The expected credit loss estimate should consider available information relevant to assessing the collectability of contractual cash flows including information about past events (i.e. historical loss experience), current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This ASU will become effective for public entities beginning with the quarter ending March 31, 2020. Although, at this time, we are not able to measure the impact that this ASU will have on our financial statements, we believe that when implemented, while not having a significant impact on the losses incurred over the life of the loans, it is likely that credit losses will be recognized through the allowance account sooner than previously required.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts. Restricted cash is carried at cost, which approximates fair value. The following represents the Company’s restricted cash balances at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015

Restricted cash - reverse repurchase agreements	$-	$25,000
Restricted cash - swap margin calls	25,287	11,913
Restricted cash - Eurodollar Futures Contracts	2,933	2,317
	$28,220	$39,230

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS, classified as available-for-sale, at June 30, 2016 and December 31, 2015, which are carried at their fair value (amounts in thousands):

June 30, 2016

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$9,315	$1,614,134	$2,401,053	$4,024,502	$658,284	$4,682,786
Paydowns receivable(1)(2)	-	25,056	-	25,056	87	25,143
Unrealized gains	3	20,458	48,462	68,923	6,298	75,221
Unrealized losses	(167)	(2,312)	(2,597)	(5,076)	(19,316)	(24,392)
Fair value	$9,151	$1,657,336	$2,446,918	$4,113,405	$645,353	$4,758,758

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$2,048,836	$1,300,672	$513,959	$161,035	$4,024,502	$658,284	$4,682,786
Paydowns receivable(1)(2)	10,268	14,788	-	-	25,056	87	25,143
Unrealized gains	44,869	7,540	7,694	8,820	68,923	6,298	75,221
Unrealized losses	(3,122)	(1,954)	-	-	(5,076)	(19,316)	(24,392)
Fair value	$2,100,851	$1,321,046	$521,653	$169,855	$4,113,405	$645,353	$4,758,758

(1)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(2)	Paydowns receivable on Non-Agency MBS represents when the Company receives notice of prepayments but does not receive the actual cash until the following month.

During the three months ended June 30, 2016, we did not sell any Agency MBS. During the six months ended June 30, 2016, we sold approximately $317 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $0.2 million.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three and six months ended June 30, 2016 and cumulatively at June 30, 2016 and December 31, 2015:

	For the Three Months Ended	For the Six Months Ended	At	At
	June 30,	June 30,	June 30,	December 31,
	2016	2016	2016	2015
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(15,259)	$(39,595)	$587,674	$627,269
Contractual principal not expected to be collected (non-accretable yield)	(9,592)	8,044	(186,311)	(194,355)
Expected cash flows to be collected	(24,851)	(31,551)	401,363	432,914
Market yield adjustment	2,601	1,573	57,793	56,220
Unrealized (loss) gain, net	7,186	(12,601)	(7,151)	5,450
Fair value	(15,064)	(42,579)	452,005	494,584
Fair value of other Non-Agency MBS (without credit deterioration)	(1,637)	5,871	193,348	187,477
Total fair value of Non-Agency MBS	$(16,701)	$(36,708)	$645,353	$682,061
The following table presents the change for the three and six months ended June 30, 2016 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016		2016
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable

Balance, beginning of period	$55,192	$(176,719)	$56,220	$(194,355)
Accretion of discount	956	-	(291)	-
Purchases	1,645	(2,542)	1,864	(4,689)
Realized credit losses, net of recoveries	-	(7,050)	-	12,733
Sales	-	-	-	-
Reclass adjustments for other-than-temporary impairments	-	-	-	-
Other	-	-	-	-
Balance, end of period	$57,793	$(186,311)	$57,793	$(186,311)

3

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(in thousands)
Residential mortgage loans held-for-investment	$855,746	$969,172
Accrued interest receivable	2,795	3,092
Total assets	$858,541	$972,264
Accrued interest payable	$2,683	$2,892
Asset-backed securities issued by securitization trusts	828,937	915,486
Total liabilities	$831,620	$918,378

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on two of the trusts (tranches B-3 through B-5) and tranches B-4 and B-5 on the third trust. The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended June 30, 2016.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. During the three months ended June 30, 2016, we sold our investment in some of the B-1 and B-2 tranches of the securitization trusts. As we still retain the most subordinated tranches of the trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. We recorded a gross gain on the sale of these investments of approximately $154 thousand and a gross loss of approximately $121 thousand.

The following table details the carrying value for residential mortgage loans held-for-investment at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(in thousands)
Principal balance	$846,596	$958,403
Unamortized premium net of discount	9,353	10,972
Allowance for loan losses	(203)	(203)
Carrying value	$855,746	$969,172

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Portfolio Characteristics:	(dollar amounts in thousands)
Number of loans	1,193	1,328
Current principal balance	$846,596	$958,403
Average loan balance	$710	$722
Net weighted average coupon rate	3.87%	3.87%
Weighted average maturity (years)	27.7	28.4
Weighted average FICO score	762	762
Current Performance:
Current	$842,710	$954,341
30 days delinquent	3,058	3,234
60 days delinquent	-	828
90+ days delinquent	828	-
Bankruptcy/foreclosure	-	-
Total	$846,596	$958,403

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at June 30, 2016 and December 31, 2015 based on principal balance outstanding:

	June 30,	December 31,
State	2016	2015
	(Percent)
California	46.7%	48.2%
Florida	6.4	6.0
Other states (none greater than 5%)	46.9	45.8
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and six months ended June 30, 2016:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2016	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	-	-
Charge-offs, net	-	-
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $829 million at June 30, 2016 and $915.5 million at December 31, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At June 30, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 properties at a net cost of approximately $14.4 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

NOTE 6. REPURCHASE AGREEMENTS

We have entered into repurchase agreements with large financial institutions to finance most of our MBS. The repurchase agreements are short-term borrowings that are secured by the market value of our MBS and bear fixed interest rates that have historically been based upon LIBOR.

At June 30, 2016 and December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

June 30, 2016

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,050,000	0.68	425,445	2.03	2,475,445	0.91
30 days to 90 days	1,600,000	0.70	-	-	1,600,000	0.70
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,650,000	0.69%	$425,445	2.03%	$4,075,445	0.83%
Weighted average maturity	34 days		15 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					1.20%
Weighted average maturity after adjusting for interest rate swaps					547 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,852,506		$536,308		$4,388,814

December 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and swap agreements	$4,694,731		$596,831		$5,291,562

For additional information about repurchase agreements, see the section in Note 1 entitled “Repurchase Agreements.”

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 8 and 14 for more information on the Company’s interest rate swaps and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
June 30, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$5,566	$-	$5,566	$(5,566)	$-	$-
Total	$5,566	$-	$5,566	$(5,566)	$-	$-
Repurchase agreements(3)	$4,075,445	$-	$4,075,445	$(4,075,445)	$-	$-
Derivative liabilities at fair value(2)	60,931	-	60,931	(60,931)	-	-
Total	$4,136,376	$-	$4,136,376	$(4,136,376)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$12,470	$-	$12,470	$(12,470)	$-	$-
Total	$12,470	$-	$12,470	$(12,470)	$-	$-
Repurchase Agreements(3)	$4,915,528	$-	$4,915,528	$(4,915,528)	$-	$-
Derivative liabilities at fair value(2)	34,547	-	34,547	(34,547)	-	-
Total	$4,950,075	$-	$4,950,075	$(4,950,075)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At June 30, 2016, we had pledged approximately $54 million in Agency MBS as collateral and paid another approximately $25 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $194 thousand in derivative assets and approximately $61 million in derivative liabilities at June 30, 2016. At December 31, 2015, we had pledged approximately $39.8 million in Agency MBS as collateral and paid another approximately $11.9 million on swap margin calls on our swap derivatives, which were approximately $11.6 million in derivative assets and approximately $33.9 million in derivative liabilities at December 31, 2015.

(3)

At June 30, 2016, we had pledged approximately $3.9 billion in Agency MBS and approximately $536 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2015, we had pledged $4.7 billion in Agency MBS and approximately $597 million in Non-Agency MBS as collateral on our repurchase agreements.

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

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. This includes those financial instruments that are valued using models or other valuation methodologies where substantially all of the assumptions are observable in the marketplace, can be derived from observable market data or are supported by observable levels at which transactions are executed in the marketplace. We consider the inputs utilized to fair value our Agency MBS to be Level 2. Management bases the fair value for these investments primarily on third party bid price indications provided by dealers who make markets in these instruments. The Agency MBS market is primarily an over-the-counter market. As such, there are no standard, public market quotations or published trading data for individual MBS securities. As our portfolio consists of hundreds of similar, but distinct, securities that have each been traded with only one broker counterparty, we generally seek to have each Agency MBS security priced by one broker. The prices received are non-binding offers to trade, but are indicative quotations of the market value of our securities as of the market close on the last day of each quarter. The brokers receive trading data from several traders that participate in the active markets for these securities and directly observe numerous trades of securities similar to the securities owned by us. Given the volume of market activity for Agency MBS, it is our belief that the broker pricing accurately reflects market information for actual, contemporaneous transactions. We do not adjust quotes or prices we obtain from brokers and pricing services. In the limited instances where valuations are received on a security from multiple brokers, we use the median value of the prices received to determine fair value. To validate the prices we obtain, to ensure our fair value determinations are consistent with ASC 820, and to ensure that we properly classify these securities in the fair value hierarchy, we evaluate the pricing information we receive taking into account factors such as coupon, prepayment experience, fixed/adjustable-rate, coupon index, time to reset and issuing agency, among other factors. Based on these factors, broker prices are compared to prices of similar securities provided by other brokers. If we determine (based on such a comparison and our market knowledge and expertise) that a security is priced significantly differently than similar securities, the broker is contacted and requested to revisit their valuation of the security. If a broker refuses to reconsider its valuation, we will request pricing from another broker and use the median value of the prices received to determine fair value. If we are unable to receive a valuation from another broker, the price received from an independent third party pricing service will be used, if it is determined (based on our market knowledge and expertise) to be more reliable than the broker pricing. However, the fair value reported may not be indicative of the amounts that could be realized in an actual market exchange.

Our derivative assets and derivative liabilities include interest rate swaps (in which we pay a fixed-rate of interest and receive a variable-rate of interest that is based on LIBOR), TBA Agency MBS and Eurodollar Futures Contracts. The fair value of both the derivatives and the interest rate swaps are reported to us independently from dealers who are large financial institutions and are market makers for these types of instruments. The LIBOR swap rate is observable at commonly quoted intervals over the full term of the interest rate swaps and therefore is considered a Level 2 item. The fair value of the derivative instruments’ assets and liabilities are the estimated amounts the Company would either receive or pay to terminate these agreements at the reporting date, taking into account current interest rates and the Company’s credit worthiness. For more information on all of our interest rate swaps and other derivative instruments, see Note 1 and Note 14.

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

At June 30, 2016, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,113,405	$-	$4,113,405
Non-Agency MBS(1)	$-	$645,353	$-	$645,353
Derivative instruments(2)	$-	$5,566	$-	$5,566
Liabilities:
Derivative instruments(2)	$-	$60,931	$-	$60,931

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,892,782	$-	$4,892,782
Non-Agency MBS(1)	$-	$682,061	$-	$682,061
Derivative instruments(2)	$-	$12,470	$-	$12,470
Liabilities:
Derivative instruments(2)	$-	$34,547	$-	$34,547

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At June 30, 2016 and December 31, 2015, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of June 30, 2016 and December 31, 2015, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$855,746	$862,779	$969,172	$959,418
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$828,937	$836,128	$915,486	$907,556

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

NOTE 10. SERIES B CUMULATIVE CONVERTIBLE PREFERRED STOCK

Our Series B Preferred Stock has a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends (whether or not declared). The holders of our Series B Preferred Stock must receive dividends at a rate of 6.25% per year on the $25.00 liquidation preference before holders of our common stock are entitled to receive any dividends. Our Series B Preferred Stock is senior to our common stock and on parity with our 8.625% Series A Cumulative Preferred Stock, or Series A Preferred Stock, and our 7.625% Series C Cumulative Redeemable Preferred Stock, or Series C Preferred Stock, with respect to the payment of distributions and amounts, upon liquidation, dissolution or winding up. So long as any shares of our Series B Preferred Stock remain outstanding, we will not, without the affirmative vote or consent of the holders of at least two-thirds of the shares of our Series B Preferred Stock outstanding at the time, authorize or create, or increase the authorized or issued amount of, any class or series of capital stock ranking senior to our Series B Preferred Stock with respect to the payment of dividends or the distribution of assets upon liquidation, dissolution or winding-up.

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended June 30, 2016, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series

B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through June 30, 2016, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At June 30, 2016, our authorized capital included 200,000,000 shares of common stock, of which 96,021,274 shares were issued and outstanding.

At June 30, 2016, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our Board. At June 30, 2016, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding, and 433,924 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended June 30, 2016, we did not sell any shares of our stock under the MLV Sales Agreement. At June 30, 2016, there was approximately $196.7 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2016, we repurchased an aggregate of 873,019 shares of common stock at a weighted average price of $4.67 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the three months ended June 30, 2016, we issued an aggregate of 58,291 shares of our common stock at a weighted average price of $4.71 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $274 thousand.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $534,442,660 of our capital stock. This registration statement was declared effective on April 13, 2016. At June 30, 2016, approximately $534.4 million of our capital stock was available for future issuance under this registration statement.

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

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman, President and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $63.52 per square foot. The base monthly rental for us is $38,646.15, which will be increased by 3% per annum on July 1, 2016. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and six months ended June 30, 2016, we expensed $127 thousand and $255 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations. During the three and six months ended June 30, 2015, we expensed $125 thousand and $252 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At June 30, 2016, the future minimum lease commitment was as follows (in whole dollars):

Year	2016	2017	2018	2019	2020	Thereafter	Total Commitment
Commitment	$238,843	$484,852	$499,398	$514,374	$529,800	$822,579	$3,089,846

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and six months ended June 30, 2016, we paid fees of $38 thousand and $78 thousand, respectively, to PIA in connection with this agreement. During the three and six months ended June 30, 2015, we paid fees of $41 thousand and $82 thousand, respectively, to PIA in connection with this agreement.

NOTE 13. EQUITY COMPENSATION PLAN

2014 Equity Compensation Plan

At our 2014 annual meeting of stockholders held on May 22, 2014, our stockholders approved the adoption of the 2014 Equity Compensation Plan, or the 2014 Equity Plan, which replaced the Anworth Mortgage Asset Corporation 2004 Equity Compensation Plan, or the 2004 Equity Plan, due to its expiration. We filed a registration statement on Form S-8 on August 5, 2014 to register up to an aggregate of 2,000,000 shares of our common stock to be issued pursuant to the 2014 Equity Plan. The 2014 Equity Plan decreased the aggregate share reserve from 3,500,000 shares that were available under the 2004 Equity Plan to 2,000,000 shares of our registered common stock available under the 2014 Equity Plan. The 2014 Equity Plan authorizes our Board, or a committee of our Board, to grant Dividend Equivalent Rights, or DERs, or phantom shares, which qualify as performance-based awards under Section 162(m) of the Code. Unlike the 2004 Equity Plan, however, the 2014 Equity Plan does not provide for automatic increases in the aggregate share reserve or the number of shares remaining available for grant and only provides for the granting of DERs or phantom shares. During the three months ended June 30, 2016, we did not issue any equity-based awards under the 2014 Equity Plan.

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

In October 2006, our Board approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. We recognize the expense related to restricted stock over the ten-year vesting period. During the three and six months ended June 30, 2016, we expensed approximately $79 thousand and $158 thousand, respectively, related to this restricted stock grant. During the three and six months ended June 30, 2015, we expensed approximately $24 thousand and $48 thousand, respectively, related to this restricted stock grant.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and six ended months June 30, 2016, we paid or accrued $101 thousand and $202 thousand, respectively, related to DERs granted. During the three and six ended months June 30, 2015, we paid or accrued $86 thousand and $171 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of June 30, 2016 and December 31, 2015:

		June 30,	December 31,
Derivative Instruments	Balance Sheet Location	2016	2015
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$194	$11,644
Eurodollar Futures Contracts	Derivative Assets	1,983	826
TBA Agency MBS	Derivative Assets	3,389	-
		$5,566	$12,470
De-designated interest rate swaps	Derivative Liabilities	$60,931	$33,897
TBA Agency MBS	Derivative Liabilities	-	650
		$60,931	$34,547

Interest Rate Swap Agreements

At June 30, 2016, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.496 billion and a weighted average maturity of approximately 29 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.501% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended June 30, 2016, we did not add any new swap agreements nor did any of our outstanding swap agreements mature. During the three months ended June 30, 2016, we terminated 12 interest rate swaps with a total notional amount of $830 million.

At June 30, 2016, the amount in AOCI relating to interest rate swaps was approximately $19.3 million. The estimated net amount of the existing losses that were reported in AOCI at June 30, 2016 that is expected to be reclassified into earnings within the next twelve months is approximately $2.7 million.

At June 30, 2016 and December 31, 2015, our interest rate swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	June 30, 2016			December 31, 2015
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 1 year	$975,000	0.67%	5	$950,000	0.68%	9
1 year to 2 years	535,000	0.91	18	930,000	0.96	18
2 years to 3 years	150,000	1.07	29	1,000,000	1.13	30
3 years to 4 years	216,000	1.31	40	250,000	1.28	44
4 years to 5 years	100,000	1.43	53	216,000	1.88	58
5 years to 7 years	320,000	2.54	72	320,000	2.54	78
7 years to 10 years	200,000	3.00	87	200,000	3.00	93
	$2,496,000	1.26%	29	$3,866,000	1.24%	32

Swap Agreements by Counterparty

	June 30,	December 31,
	2016	2015
	(in thousands)
Chicago Mercantile Exchange(1)	$1,411,000	$1,891,000
JPMorgan Securities	525,000	525,000
Deutsche Bank Securities	325,000	565,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	200,000
Bank of New York	20,000	120,000
ING Financial Markets LLC	-	450,000
	$2,496,000	$3,866,000

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

At June 30, 2016, we had 3,350 Eurodollar Futures Contracts representing $3.35 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.9 million, which is included in “Restricted cash,” and there was a derivative asset of approximately $2 million. For the three months ended June 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $1.4 million. For the six months ended June 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $1.3 million. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was $2.3 million, which was included in “Restricted cash,” and there was a derivative asset of approximately $826 thousand. At June 30, 2015, we had 5,350 Eurodollar Futures Contracts representing $5.35 billion in notional amount. For the three months ended June 30, 2015, we had a loss on Eurodollar Futures Contracts of approximately $1.7 million. For the six months ended June 30, 2015, we had a loss on Eurodollar Futures Contracts of approximately $4.1 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended June 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $8.1 million. During the six months ended June 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $23.4 million. During the three months ended June 30, 2015, we recognized a loss on derivatives-TBA Agency MBS (net of derivative income) of approximately $6.6 million. During the six months ended June 30, 2015, we recognized a gain on derivatives-TBA Agency MBS (net of derivative income) of approximately $2.0 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At June 30, 2016, the notional amount of the TBA Agency MBS was approximately $690 million. At June 30, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(in thousands)
Legal and professional fees	$146	$194	$314	$330
Printing and stockholder communications	150	115	160	148
Directors and Officers insurance	123	124	252	251
DERs expense	101	86	202	171
Amortization of restricted stock	79	24	158	48
Software implementation and maintenance	227	81	414	163
Administrative service fees	38	41	78	82
Rent	127	125	255	252
Stock exchange and filing fees	50	46	98	82
Custodian and clearing fees	63	65	122	130
Sarbanes-Oxley consulting fees	30	30	60	55
Commissions - Eurodollar Futures Contracts	15	-	44	-
Board of directors fees and expenses	74	78	151	157
Securities data services	100	71	200	159
Leasing commissions on rental properties	5	11	21	28
Other expenses on rental properties	63	58	139	87
Depreciation expense on rental properties	113	108	225	219
Property insurance on rental properties	28	31	56	54
Management fee for rental properties	41	41	83	78
Property taxes on rental properties	76	51	153	112
Recovery on Lehman receivable	-	(192)	-	(192)
Other	41	46	74	99
Total of other expenses	$1,690	$1,234	$3,259	$2,513

NOTE 17. SUBSEQUENT EVENTS

 Effective July 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.5739 shares of our common stock to 4.6635 shares of our common stock based upon the common stock dividend of $0.15 that was declared on June 16, 2016.

From July 1, 2016 through August 2, 2016, we issued an aggregate of 51,094 shares of common stock at a weighted average price of $4.89 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $250 thousand.

From July 1, 2016 through August 2, 2016, we repurchased an aggregate of 133,166 shares of our common stock at a weighted average price of $4.74 per share under our share repurchase program.

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

Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates; changes in the market value of our mortgage-backed securities; changes in the yield curve; the availability of mortgage-backed securities for purchase; increases in the constant prepayment rates on the mortgage loans securing our mortgage-backed securities; our ability to use borrowings to finance our assets and, if available, the terms of any financing; risks associated with investing in mortgage-related assets; changes in business conditions and the general economy, including the consequences of actions by the U.S. government and other foreign governments to address the global financial crisis; implementation of or changes in government regulations affecting our business; our ability to maintain our qualification as a real estate investment trust for federal income tax purposes; our ability to maintain an exemption from the Investment Company Act of 1940, as amended; risks associated with our home rental business; and our Manager’s ability to manage our growth.  All forward-looking statements speak only as of the date they are made. New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our principal business objective is to generate net income for distribution to our stockholders primarily based upon the spread between the interest income on our mortgage assets and our borrowing costs to finance these mortgage assets.

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

We view our strategy as being a hybrid investment model because our target investments are influenced primarily by either interest rate risk, credit risk, or a combination of both risks. Our Agency MBS are primarily sensitive to changes in interest rates and related prepayment rates. Our Non-Agency MBS and residential mortgage loans held-for-investment are sensitive to both mortgage credit risk and interest rate risk.

Our Agency MBS assets are also categorized as:

(1)	Agency MBS whose interest rate presently adjust or will adjust; and
(2)	Agency MBS whose interest rate is fixed during the life of the mortgage.

We believe that our hybrid investment model allows us to allocate assets across various sectors within the residential mortgage market with a focus on security selection and a relative value investment approach. Our asset allocation process takes into account the opportunities in the marketplace, cost of financing, cost of hedging interest rates, prepayment risks, credit risks and other portfolio risks. As a result, our asset allocation reflects our management’s opportunistic approach to investing in the residential mortgage marketplace.

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	June 30,		December 31,
	2016		2015
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$4,113,405	73.26%	$4,892,782	74.77%
Non-Agency MBS	645,353	11.50	682,061	10.42
Total MBS	4,758,758	84.76	5,574,843	85.19%
Residential mortgage loans held-for-investment	855,746	15.24	969,172	14.81
Total mortgage-related assets	$5,614,504	100.00%	$6,544,015	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At June 30, 2016 and December 31, 2015, our total assets, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	June 30,	December 31,
	2016	2015
	(dollar amounts in thousands)
Fair value of MBS	$4,758,758	$5,574,843
Adjustable-rate Agency MBS (less than 1 year reset)	44%	38%
Adjustable-rate Agency MBS (1-2 year reset)	1	7
Adjustable-rate Agency MBS (2-3 year reset)	3	3
Adjustable-rate Agency MBS (3-4 year reset)	8	7
Adjustable-rate Agency MBS (4-5 year reset)	5	7
Adjustable-rate Agency MBS (5-7 year reset)	10	5
Adjustable-rate Agency MBS (7-10 year reset)	-	6
Total Adjustable-Rate Agency MBS	71%	73%
15-year fixed-rate Agency MBS	11	12
20-year and 30-year fixed-rate Agency MBS	4	3
Non-Agency MBS	14	12
Total MBS	100%	100%

Our Manager

We are externally managed and advised by Anworth Management, LLC, or our Manager. Our Manager is supervised and directed by our board of directors, or our Board. Our day-to-day operations are conducted by our Manager through the authority delegated to it under the Management Agreement between us and our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our Board.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

Results of Operations

Three Months Ended June 30, 2016 as Compared to June 30, 2015

For the three months ended June 30, 2016, our net loss to common stockholders was $3.0 million, or $(0.03) per diluted share, based on a weighted average of 96.4 million diluted shares outstanding. This included a net loss of $1.4 million and the payment of preferred dividends of $1.6 million. For the three months ended June 30, 2015, our net income available to common stockholders was $18.2 million, or $0.17 per diluted share, based on a weighted average of 108.5 million diluted shares outstanding. This included net income of $19.9 million minus the payment of preferred dividends of $1.7 million.

Net operating income for the three months ended June 30, 2016 totaled $11.7 million, or 25.5% of gross income, as compared to $26.7 million, or 55.8% of gross income, for the three months ended June 30, 2015. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings.

Interest and other income, net of premium amortization expense, for the three months ended June 30, 2016 was $29.4 million, as compared to $35.5 million for the three months ended June 30, 2015, a decrease of 17.1%, due primarily to a decrease in the weighted average MBS outstanding, from $6.86 billion during the three months ended June 30, 2015 to approximately $4.80 billion during the three months ended June 30, 2016, and an increase in premium amortization expense of $4.0 million, partially offset by an increase in the weighted average coupons on MBS, from 2.70% during the three months ended June 30, 2015 to 3.01% during the three months ended June 30, 2016, an increase in income on residential mortgage loans of approximately $7.9 million (due primarily to starting this activity in May 2015), and an increase in income on residential properties of $19 thousand.

Interest expense for the three months ended June 30, 2016 was approximately $17.7 million, as compared to approximately $8.8 million for the three months ended June 30, 2015, an increase of approximately 101.6%, which resulted primarily from an increase in interest expense on asset-backed securities issued by securitization trusts of approximately $7.3 million (due primarily to starting this activity in May 2015) and an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.12% at June 30, 2015 to 1.26% at June 30, 2016, partially offset by a decrease in the average borrowings outstanding, from $6.23 billion at June 30, 2015 to $4.15 billion at June 30, 2016.

During the three months ended June 30, 2016, premium amortization expense increased $4.0 million, or 32.3%, to $16.3 million from $12.3 million during the three months ended June 30, 2015, due primarily to an increase in actual and projected prepayment rates.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our Agency MBS and Non-Agency MBS which occurred during each of the following quarters:

	2016		2015
Portfolio	First Quarter	Second Quarter	First Quarter	Second Quarter
Agency MBS and Non-Agency MBS	17%	19%	14%	19%

During the three months ended June 30, 2016 and 2015, we did not sell any Agency MBS. During the three months ended June 30, 2016, we sold approximately $27 million of our investment in residential mortgage loans and realized a net gain of approximately $33 thousand. During the three months ended June 30, 2015, we sold approximately $11.6 million of Non-Agency MBS and realized a net loss of approximately $73 thousand.

During the three months ended June 30, 2016, we had a loss on interest rate swaps of approximately $16.1 million, due primarily to approximately $4.2 million in net cash settlements, approximately $1.6 million in AOCI amortization, and the difference of approximately $10.3 million in the change in fair value of the interest rate swaps. During the three months ended June 30, 2015, there was a gain on interest rate swaps of approximately $5.1 million, which consisted primarily of $10.6 million in net cash settlements, approximately $5.3 million in AOCI amortization and the difference of approximately $21 million in the change in fair value of the interest rate swaps.

During the three months ended June 30, 2016, we recognized a gain of approximately $8.1 million on TBA Agency MBS, net of derivative income, as compared to a loss on TBA Agency MBS, net of derivative income, of approximately $6.6 million during the three months ended June 30, 2015.

Also during the three months ended June 30, 2016, we had a loss of approximately $1.4 million on our Eurodollar Futures Contracts, as compared to a loss of approximately $1.7 million on our Eurodollar Futures Contracts during the three months ended June 30, 2015.

Total operating expenses were approximately $3.7 million for the three months ended June 30, 2016, as compared to total operating expenses of approximately $3.4 million for the three months ended June 30, 2015.

For the three months ended June 30, 2016, we incurred management fees of approximately $2 million, as compared to management fees of approximately $2.2 million for the three months ended June 30, 2015, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the three months ended June 30, 2015. “Other expenses” increased $456 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

The results of our operations and our net operating income vary primarily as a result from changes in:

(i)	interest rates;
(ii)	the slope of the yield curve (the differential between long-term and short-term interest rates);
(iii)	borrowing costs (our interest expense);
(iv)	interest rate hedging strategy; and
(v)	prepayment rates on our MBS portfolios, the behavior of which involves various risks and uncertainties.

Interest rates and prepayment rates, as measured by the CPR, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may, over time, cause:

(i)	the interest expense associated with our borrowings, which are primarily comprised of repurchase agreements, to increase;
(ii)	the value of our MBS portfolios to decline;
(iii)	the coupons on our adjustable-rate MBS to reset, although on a delayed basis, to higher interest rates;
(iv)	the prepayments on our MBS portfolios to slow, thereby slowing the amortization of our MBS purchase premiums; and
(v)	the value of our interest rate swap agreements to increase.

Conversely, decreases in interest rates, in general, may, over time, cause:

(i)	prepayments on our MBS portfolios to increase, thereby accelerating the amortization of our MBS purchase premiums;
(ii)	the interest expense associated with our borrowings to decrease;
(iii)	the value of our MBS portfolios to increase;
(iv)	the value of our interest rate swap agreements to decrease; and
(v)	the coupons on our adjustable-rate MBS to reset, although on a delayed basis, to lower interest rates.

In addition, our borrowing costs and availability of credit lines are further affected by the type of collateral pledged and general conditions in the credit markets.

Six Months Ended June 30, 2016 as Compared to June 30, 2015

For the six months ended June 30, 2016, our net loss to common stockholders was $24.9 million, or $(0.26) per diluted share, based on a weighted average of 97 million diluted shares outstanding. This included a net loss of $21.6 million and the payment of preferred dividends of $3.3 million. For the six months ended June 30, 2015, our net income available to common stockholders was $0.4 million, or $0.00 per diluted share, based on a weighted average of 109.9 million diluted shares outstanding. This included net income of $3.6 million minus the payment of preferred dividends of $3.2 million.

Net operating income for the six months ended June 30, 2016 totaled $33.1 million, or 35.6% of gross income, as compared to $54.3 million, or 70.1% of gross income, for the six months ended June 30, 2015.

Interest and other income, net of premium amortization expense, for the six months ended June 30, 2016 was $69.2 million, as compared to $70.1 million for the six months ended June 30, 2015, a decrease of 1.3%, due primarily to a decrease in the weighted average MBS outstanding, from $6.93 billion during the six months ended June 30, 2015 to approximately $4.99 billion during the six months ended June 30, 2016, partially offset by an increase in the weighted average coupons on MBS, from 2.67% during the six months ended June 30, 2015 to 2.95% for the six months ended June 30, 2016, an increase in income on residential mortgage loans of approximately $17.2 million (due to this activity starting in May 2015), an increase in income on residential properties of $59 thousand, and a decrease in premium amortization expense of $369 thousand.

Interest expense for the six months ended June 30, 2016 was approximately $36.1 million, as compared to approximately $15.8 million for the six months ended June 30, 2015, an increase of approximately 128.3%, which resulted primarily from an increase interest expense on asset-backed securities issued by securitization trusts of approximately $15.9 million (due to this activity starting in May 2015) and an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.11% at June 30, 2015 to 1.32% at June 30, 2016, partially offset by a decrease in the average borrowings outstanding, from $6.28 billion at June 30, 2015 to $4.41 billion at June 30, 2016.

During the six months ended June 30, 2016, premium amortization expense decreased $369 thousand, or 1.5%, to $23.7 million from $24.1 million during the six months ended June 30, 2015, due primarily to the unamortized premium being lower, on average, during the second quarter of 2016 as compared to the second quarter of 2015, due to sales and prepayments that occurred during 2015 and during the six months ended June 30, 2016, partially offset by an increase in actual and projected prepayment rates.

During the six months ended June 30, 2016, we sold approximately $317 million of Agency MBS and realized a net loss of approximately $3.2 million. We did not sell any Agency MBS during the six months ended June 30, 2015. During the six months ended June 30, 2016, we sold approximately $27 million of our investment in residential mortgage loans and realized a net gain of approximately $33 thousand. During the six months ended June 30, 2015, we sold approximately $15.7 million of Non-Agency MBS and realized a net loss of approximately $76 thousand.

During the six months ended June 30, 2016, we had a loss on interest rate swaps of approximately $66.3 million, due primarily to approximately $11 million in net cash settlements, approximately $4.9 million in AOCI amortization, and the difference of approximately $50.4 million in the change in fair value of the interest rate swaps. During the six months ended June 30, 2015, there was a loss on interest rate swaps of approximately $41.4 million, which consisted primarily of $21.5 million in net cash settlements, approximately $11.4 million in AOCI amortization and the difference of an $8.5 million loss in the change in fair value of the interest rate swaps.

During the six months ended June 30, 2016, we recognized a gain of approximately $23.4 million on TBA Agency MBS, net of derivative income, as compared to a gain on TBA Agency MBS, net of derivative income, of approximately $2.0 million during the six months ended June 30, 2015.

Also during the six months ended June 30, 2016, we had a loss of approximately $1.3 million on our Eurodollar Futures Contracts as compared to a loss of approximately $4.1 million on our Eurodollar Futures Contracts during the six months ended June 30, 2015.

Total operating expenses were approximately $7.3 million for the six months ended June 30, 2016, as compared to approximately $7 million for the six months ended June 30, 2015.

For the six months ended June 30, 2016, we incurred management fees of approximately $4 million, as compared to management fees of approximately $4.5 million for the six months ended June 30, 2015, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the six months ended June 30, 2015. “Other expenses” increased $746 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

Financial Condition

MBS Portfolio

At June 30, 2016, we held Agency MBS which had an amortized cost of approximately $4.025 billion, consisting primarily of $3.35 billion of adjustable-rate MBS and $675 million of fixed-rate MBS. This amount represented an approximately 16.9% decrease from the $4.84 billion held at December 31, 2015.

Of the adjustable-rate Agency MBS owned by us, approximately 61% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 39% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan.

At June 30, 2016, our Non-Agency MBS had an amortized cost of approximately $658.3 million, a fair value of approximately $645.4 million, and a principal balance of approximately $789.2 million.

At December 31, 2015, our Non-Agency MBS had an amortized cost of approximately $679.6 million, a fair value of approximately $682.1 million, and a principal balance of approximately $820.3 million.

The following table presents a schedule of the fair value of our MBS owned at June 30, 2016 and December 31, 2015, classified by type of issuer (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$2,446,918	51.4%	$2,892,722	51.9%
Freddie Mac (FHLMC)	1,657,336	34.8	1,990,095	35.7
Ginnie Mae (GNMA)	9,151	0.2	9,965	0.2
Non-Agency MBS	645,353	13.6	682,061	12.2
Total MBS	$4,758,758	100.0%	$5,574,843	100.0%

The following table presents a schedule of the fair value of our MBS owned at June 30, 2016 and December 31, 2015, classified by type of interest rate index (dollar amounts in thousands):

	June 30, 2016		December 31, 2015
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Agency MBS:
One-month LIBOR	$775	-%	$856	-%
Six-month LIBOR	33,553	0.7	37,331	0.7
One-year LIBOR	3,230,242	67.9	3,847,628	69.0
Six-month certificate of deposit	661	-	685	-
Six-month constant maturity treasury	87	-	113	-
One-year constant maturity treasury	147,692	3.1	163,681	3.0
Cost of Funds Index	8,887	0.2	10,299	0.2
15-year fixed-rate	521,653	11.0	646,958	11.6
20-year and 30-year fixed-rate	169,855	3.5	185,231	3.3
Total Agency MBS	$4,113,405	86.4%	$4,892,782	87.8%
Non-Agency MBS	645,353	13.6	682,061	12.2
Total MBS	$4,758,758	100.0%	$5,574,843	100.0%

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

At June 30, 2016, we had approximately $690 million in notional amount of TBA Agency MBS, as compared to approximately $690 million in notional amount of TBA Agency MBS at December 31, 2015.

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015 were as follows:

	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.66%	2.65%	2.58%	2.59%
Hybrid adjustable-rate Agency MBS	2.44	2.42	2.40	2.39
15-year fixed-rate Agency MBS	2.71	2.71	2.71	2.64
20-year and 30-year fixed-rate Agency MBS	4.29	4.30	4.31	4.33
Total Agency MBS	2.66%	2.64%	2.59%	2.57%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.92%	103.19%	103.08%	103.19%
Hybrid adjustable-rate Agency MBS	102.89	103.12	103.28	103.47
15-year fixed-rate Agency MBS	102.53	102.65	102.91	102.98
20-year and 30-year fixed-rate Agency MBS	101.28	103.10	103.15	103.15
Total Agency MBS	102.87%	103.09%	103.14%	103.28%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.59%	2.56%	2.51%	2.49%

At June 30, 2016 and December 31, 2015, the unamortized net premium paid for our Agency MBS was approximately $112.2 million and $147.5 million, respectively.

At June 30, 2016, the current yield on our Agency MBS was 2.59%. At December 31, 2015, the current yield on our Agency MBS was 2.51%. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 2 basis points per quarter over the past four quarters.

For the three months ended June 30, 2016, the weighted average coupon for our total Agency MBS increased by 2 basis points from the prior quarter.

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

Non-Agency MBS

The yields on our Non-Agency MBS are based upon our estimate of the timing and amount of future cash flows and our cost basis. Our cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses and other factors.

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at June 30, 2016 and December 31, 2015 (dollar amounts in thousands):

June 30, 2016

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$51,530	$52,377	$64,269	81%	4.55%	5.87%
Alt-A	393,487	399,704	514,113	78%	5.31%	5.49%
Subprime	50,092	51,129	53,687	95%	4.42%	5.47%
Non-performing	150,157	155,074	157,093	99%	4.65%	5.59%
Paydowns receivable	87	-	-	-	-	-
Total Non-Agency MBS	$645,353	$658,284	$789,162	83%	5.06%	5.54%

December 31, 2015

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$54,767	$55,387	$69,059	80%	4.52%	5.85%
Alt-A	432,654	426,435	548,488	78%	5.30%	5.52%
Subprime	53,416	53,940	56,729	95%	4.38%	5.46%
Non-performing	141,112	143,822	146,033	98%	4.64%	5.51%
Paydowns receivable	112	-	-	-	-	-
Total Non-Agency MBS	$682,061	$679,584	$820,309	83%	5.05%	5.54%

At June 30, 2016 and December 31, 2015, the unamortized net discount on our Non-Agency MBS was approximately $130.9 million and $140.7 million, respectively.

Residential Mortgage Loans Held-for-Investment

At June 30, 2016, we owned $27 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

MBS Financing

The following information pertains to our repurchase agreement borrowings at June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015:

	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,650,000	$3,885,000	$4,430,000	$5,412,000
Repurchase agreements for Non-Agency MBS	425,445	475,991	485,528	419,045
Total repurchase agreements outstanding	$4,075,445	$4,360,991	$4,915,528	$5,831,045
Average repurchase agreements outstanding	$4,162,125	$4,653,688	$5,520,559	$5,959,365
Maximum monthly amount during the quarter	$4,284,604	$4,699,246	$5,671,121	$6,010,046
Average interest rate on outstanding repurchase agreements	0.83%	0.83%	0.73%	0.54%
Average days to maturity	32 days	28 days	27 days	29 days
Average interest rate after adjusting for interest rate swaps	1.20%	1.28%	1.39%	1.18%
Weighted average maturity after adjusting for interest rate swaps	547 days	669 days	736 days	687 days

At June 30, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,050,000	0.68	425,445	2.03	2,475,445	0.91
30 days to 90 days	1,600,000	0.70	-	-	1,600,000	0.70
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,650,000	0.69%	$425,445	2.03%	$4,075,445	0.83%
Weighted average maturity	34 days		15 days		32 days
Weighted average interest rate after adjusting for interest rate swaps					1.20%
Weighted average maturity after adjusting for interest rate swaps					547 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,852,506		$536,308		$4,388,814

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

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps decreased from 1.39% at December 31, 2015 to 1.20% at June 30, 2016, due primarily to the decrease in the notional amount of interest rate swaps outstanding with higher interest rates. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 736 days at December 31, 2015 to 547 days at June 30, 2016, due primarily to the decrease in the average maturity of our swap agreements as shown in the table on the following page.

Relative to our MBS portfolio at June 30, 2016, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 22 days to three months. At June 30, 2016, we had borrowed funds under repurchase agreements with 19 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended June 30, 2016, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

Interest Rate Hedging Strategies

As part of our asset/liability management policy, we periodically enter into derivative transactions (primarily in the form of interest rate swaps). These agreements are entered into to try to reduce interest rate risk and are designed to provide us with income and capital appreciation in the event of certain changes in interest rates. We review the need for hedging agreements on a regular basis consistent with our capital investment policy. Interest rate swaps are derivative instruments as defined by ASC 815-10. We do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we pay a fixed-rate of interest during the term of the interest rate swaps and we receive a payment that varies with the three-month LIBOR rate.

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

The following table relates to our interest rate swaps and Eurodollar Futures Contracts at June 30, 2016, March 31, 2016, December 31, 2015 and September 30, 2015:

	June 30,	March 31,	December 31,	September 30,
	2016	2016	2015	2015

Aggregate notional amount of interest rate swaps	$2.496 billion	$3.326 billion	$3.866 billion	$3.846 billion
Average maturity of interest rate swaps	2.4 years	2.4 years	2.6 years	3.0 years
Weighted average fixed rate paid on interest rate swaps	1.26%	1.23%	1.24%	1.30%
Aggregate notional amount of Eurodollars Futures Contracts	$3.35 billion	$3.95 billion	$4.55 billion	$5.35 billion

Swap agreements and Eurodollar Futures Contracts are used to provide protection from increases in interest rates having a negative impact on the market value of our portfolio that could result in our lenders requiring additional collateral for our repurchase agreement borrowings. An increase or decrease in the notional value of these agreements or contracts usually provides an increase or decrease in protection to our portfolio’s change in value due to interest rate changes. Other methods that can also lessen our portfolio’s change in value due to interest rate increases include acquiring mortgages that are inherently less sensitive to interest rate changes and borrowings using long-term agreements.

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At June 30, 2016, the net unrealized loss in AOCI on the interest rate swaps was approximately $19.3 million as compared to a net unrealized loss of approximately $24.6 million at December 31, 2015.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At June 30, 2016, we had 3,350 Eurodollar Futures Contracts representing $3.35 billion in notional amount.

The effective term of these contracts is three months. The cash held by the broker on the Eurodollar Futures Contracts was approximately $2.9 million, which is included in “Restricted cash,” and there was a derivative asset of approximately $2 million. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The effective term of these contracts was three months.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

Residential Properties Portfolio

At June 30, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $4.1 billion at June 30, 2016. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.9 billion in Agency MBS and approximately $536 million in Non-Agency MBS. Our other significant sources of funds for the three months ended June 30, 2016 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $239.1 million.

For the three months ended June 30, 2016, there was a net increase in cash and cash equivalents of approximately $8.5 million. This consisted of the following components:

•

Net cash provided by operating activities for the three months ended June 30, 2016 was approximately $19.2 million. This was comprised primarily of a net loss of approximately $1.4 million and adding back the following non-cash items: a loss on interest rate swaps of approximately $16.1 million; the amortization of premiums and discounts on Agency MBS of approximately $16.3 million; depreciation on rental properties of approximately $112 thousand; amortization of restricted stock of $79 thousand; a loss on Eurodollar Futures Contracts of approximately $1.4 million, partially offset by periodic net settlements on interest rate swaps of approximately $4.1 million; a gain on TBA Agency MBS, net of derivative income, of approximately $8.1 million; accretion of discount on Non-Agency MBS of approximately $1.3 million; accretion of discount on residential mortgage loans of $105 thousand; and recovery on Non-Agency MBS of approximately $1 thousand. Net cash provided by operating activities also included a decrease in accrued expenses of approximately $4.2 million; a decrease in interest receivable of approximately $2 million; an increase in accrued interest payable of approximately $1.8 million; a decrease in prepaid expense and other assets of approximately $64 thousand; and a decrease in restricted cash of approximately $0.5 million;

•

Net cash provided by investing activities for the three months ended June 30, 2016 was approximately $294.7 million, which consisted of $239.1 million from principal payments on Agency MBS; proceeds from sales of residential mortgage loans of $26.7 million; principal payments on residential mortgage loans held-for-investment of $224 thousand; and principal payments on Non-Agency MBS of approximately $28.8 million, partially offset by purchases of residential properties of approximately $87 thousand; and

•

Net cash used in financing activities for the three months ended June 30, 2016 was approximately $305.4 million. This consisted of borrowings on repurchase agreements of approximately $6.695 billion, offset by repayments on repurchase agreements of approximately $6.98 billion; the termination of de-designated interest rate swaps of approximately $8.6 million; common stock repurchased of approximately $4 million, net of proceeds from common stock issued; dividends paid of approximately $14.5 million on common stock; and dividends paid of approximately $1.6 million on preferred stock, partially offset by net settlements on TBA Agency MBS of approximately $9 million.

At June 30, 2016, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 6.65x at December 31, 2015 to 5.8x at June 30, 2016. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $4.915 billion at December 31, 2015 to $4.075 billion at June 30, 2016.

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

During the three months ended June 30, 2016, we raised approximately $274 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC ( “MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended June 30, 2016, we did not sell any shares of our stock under the MLV Sales Agreement. At June 30, 2016, there was approximately $196.7 million available for sale and issuance under the MLV Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended June 30, 2016, we repurchased an aggregate of 873,019 shares of our common stock at a weighted average price of $4.67 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended June 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Stockholders’ Equity

We use available-for-sale treatment for our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at June 30, 2016 was approximately $641.9 million. Common stockholders’ equity was approximately $581.7 million, or a book value of $6.06 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

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

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $63.8 million, or 1.59% of the amortized cost of our Agency MBS, at June 30, 2016. This, along with “accumulated other comprehensive loss, derivatives” of approximately $19.3 million and “accumulated other comprehensive income, unrealized loss on available-for-sale Non-Agency MBS” of approximately $13 million, constitutes the total “accumulated other comprehensive income” of approximately $31.5 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS and effective total interest expense and effective cost of funds. The first table below reconciles the Company’s “net loss to common stockholders” for the three months ended June 30, 2016 to “Core Earnings” for the same period. Core Earnings represents “net loss to common stockholders” (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended June 30, 2016 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision making process. Management believes the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS.” Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months ended June 30, 2016. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	June 30, 2016
	Amount	Per Share
	(in thousands)
Net loss to common stockholders	$(2,997)	$(0.03)
Adjustments to derive core earnings:
Gain on sales of residential mortgage loans held-for-investment	(33)	-
Loss on interest rate swaps	16,089	0.17
Gain on derivatives-TBA securities, net	(8,061)	(0.09)
Loss on derivatives-Eurodollar Futures Contracts	1,357	0.01
Recovery on Non-Agency MBS	(1)	-
Amortization of other comprehensive income on de-designated interest rate swaps(1)	106	-
Periodic net settlement on interest rate swaps after de-designation(2)	(4,226)	(0.04)
Dollar roll income on TBA securities(3)	3,729	0.04
Loss from expiration of Eurodollar Futures Contracts	(117)	-
Premium amortization on Agency MBS	16,322	0.17
Paydown expense on Agency MBS(4)	(7,753)	(0.08)
Core earnings	$14,415	$0.15
Basic weighted average number of shares outstanding	96,355

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

(4)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.

Effective Net Interest Rate Spread

	Three Months Ended
	June 30, 2016
	Amount	Annualized Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest and other income	$29,378	2.06%
Dollar roll income on TBA Agency MBS(1)	3,729	0.26%
Premium amortization on Agency MBS	16,322	1.15%
Paydown expense on Agency MBS(2)	(7,753)	-0.54%
Total interest income and average asset yield, including TBA dollar roll income	$41,676	2.93%
Effective Cost of Funds:
Total interest expense	$17,728	1.37%
Periodic net settlement on interest rate Swaps after de-designation(3)	4,226	0.32%
Amortization of other comprehensive income on de-designated Swaps(4)	106	0%
Loss on expiration of Eurodollar Futures Contracts	(117)	0%
Effective total interest expense and effective cost of funds	$21,943	1.69%
Effective net interest rate spread		1.24%
Average earning assets	$5,694,809
Average borrowings	$5,193,057

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of both the “(loss) gain on derivatives-TBA Agency MBS” and “derivative income-TBA Agency MBS” that are shown on the Company’s statements of operations.

(2)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(3)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net loss to common stockholders.

(4)

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at June 30, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

When we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At June 30, 2016, none of our derivative instruments were designated as hedges.

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

In March 2015, Congresswoman Marsha Blackburn (R-Tennessee) introduced a bill in the U.S. House of Representatives to put the profits of Fannie Mae and Freddie Mac into escrow until reform of these entities is achieved. In April 2016, Congressman Mulvaney (R-South Carolina) introduced the Housing Finance Restructuring Act of 2016, which would recapitalize Fannie Mae or Freddie Mac and release them from the conservatorship of the U.S. government. To date, Congress has not taken any action on these bills.

Actions of the Federal Reserve

At its December 2015 meeting, the FOMC increased the Fed Funds rate by 25 basis points and stated that it would be appropriate to gradually increase interest rates in 2016, as there had been considerable improvement in the labor market and it was reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. At its July 2016 meeting, the FOMC kept the Fed Funds rate at its current level due to uncertainties in the economy and may only consider gradual rate hikes based on realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2015, Congress passed a bill that would keep the government funded through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

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

On June 23, 2016, the citizens of the United Kingdom voted to leave (“Brexit”) the European Union (the “EU”). The United Kingdom will have two years from its formal notification of withdrawal from the EU to negotiate a new treaty to replace the terms of its EU membership. The immediate reaction to this vote was that global stock markets fell. It is unknown at this time what effects the Brexit vote will have on interest rates, on stock markets (over the longer term) and the effect on the U.S. economy and the global economy.

Subsequent Events

Effective July 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.5739 shares of our common stock to 4.6635 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on June 16, 2016.

From July 1, 2016 through August 2, 2016, we issued an aggregate of 51,094 shares of common stock at a weighted average price of $4.89 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $250 thousand.

From July 1, 2016 through August 2, 2016, we repurchased an aggregate of 133,166 shares of our common stock at a weighted average price of $4.74 per share under our share repurchase program.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage assets. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically one year to ten years) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At June 30, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$521,653	11.0%	$-	-%
20-year and 30-year fixed-rate investments	169,855	3.6%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	449,075	9.4%	3,650,000	89.6
Greater than 3 months and less than 1 year	1,651,842	34.7%	-	-
Greater than 1 year and less than 2 years	57,918	1.2%	-	-
Greater than 2 years and less than 3 years	121,492	2.5%	-	-
Greater than 3 years and less than 4 years	380,386	8.0%	-	-
Greater than 4 years and less than 5 years	259,887	5.5%	-	-
Greater than 5 years and less than 7 years	485,062	10.2%	-	-
Greater than 7 years	16,235	0.3%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	37,641	0.8%	425,445	10.4
Hybrid MBS	29,938	0.6%	-	-
Fixed-rate MBS	577,774	12.2%	-	-
Total MBS Portfolio	$4,758,758	100.0%	$4,075,445	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$646,958	11.6%	$-	-%
20-year and 30-year fixed-rate investments	185,231	3.3%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	788,664	14.2%	4,430,000	90.1
Greater than 3 months and less than 1 year	1,350,745	24.2%	-	-
Greater than 1 year and less than 2 years	401,714	7.2%	-	-
Greater than 2 years and less than 3 years	148,803	2.7%	-	-
Greater than 3 years and less than 4 years	414,022	7.4%	-	-
Greater than 4 years and less than 5 years	385,187	6.9%	-	-
Greater than 5 years and less than 7 years	254,001	4.6%	-	-
Greater than 7 years	317,457	5.7%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	46,380	0.8%	485,528	9.9
Hybrid MBS	38,705	0.7%	-	-
Fixed-rate MBS	596,864	10.7%	-	-
Paydowns receivable	112	0.0%	-	-
Total MBS Portfolio	$5,574,843	100.0%	$4,915,528	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

All of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At June 30, 2016, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $50.8 million from a positive adjustment (other comprehensive income) at December 31, 2015 of approximately $25.5 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at June 30, 2016, our Agency MBS had a weighted average term to next rate adjustment of approximately 26 months while our borrowings had a weighted average term to next rate adjustment of 32 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 547 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government through September 30, 2016 and suspend the debt limit until March 2017. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At June 30, 2016, we had unrestricted cash of approximately $21 million, $181.5 million in unpledged Agency MBS and $109 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at June 30, 2016 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–35%	–2.1%
–1%	–23%	–0.7%
0%	0%	0%
1%	–21%	–0.4%
2%	–52%	–1.9%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net income and projected MBS portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of June 30, 2016, the aggregate notional amount of our interest rate swap agreements was $2.496 billion and the weighted average maturity was 2.4 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	19%	0.4%
–1%	31%	0.6%
0%	0%	0%
1%	–33%	–1.6%
2%	–104%	–4.4%

Item 4.	Controls and Procedures

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

The following is an additional risk factor to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The materialization of any risks and uncertainties identified below and in our forward-looking statements contained in this Quarterly Report on Form 10-Q, together with those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, or those that are presently unforeseen, could result in material and adverse effects on our financial condition, results of operations, and cash flows. See Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward-Looking Statements” in this Quarterly Report on Form 10-Q.

Risks Related to Our Business

We are subject to any unknown effects from the United Kingdom’s decision to leave the European Union.

On June 23, 2016, the citizens of the United Kingdom voted to leave (“Brexit”) the European Union (the “EU”). The United Kingdom will have two years from its formal notification of withdrawal from the EU to negotiate a new treaty to replace the terms of its EU membership. The immediate reaction to this vote was that global stock markets fell. It is unknown at this time what effects the Brexit vote will have on interest rates, on stock markets (over the longer term), and the effect on the U.S. economy and the global economy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the quarter ended June 30, 2016. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 8, 2016 as DEF 14A.

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

ANWORTH MORTGAGE ASSET CORPORATION

Dated: August 4, 2016	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: August 4, 2016	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)