Form 10-Q
period 2016-09-30
ANWORTH MORTGAGE ASSET CORP
filed 2016-11-07
CIK 1047884

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

At November 4, 2016, the registrant had 95,713,108 shares of common stock issued and outstanding.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

FORM 10-Q

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

Part I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	September 30,	December 31,
	2016	2015
		(audited)
ASSETS
Agency MBS:
Agency MBS pledged to counterparties at fair value	$3,836,791	$4,694,731
Agency MBS at fair value	191,982	173,344
Paydowns receivable	29,841	24,707
	$4,058,614	$4,892,782
Non-Agency MBS at fair value (including $521,364 and $596,831 pledged to counterparties at September 30, 2016 and December 31, 2015, respectively)	644,216	682,061
Residential mortgage loans held-for-investment(1)	795,527	969,172
Residential real estate	14,289	14,363
Cash and cash equivalents	17,097	5,754
Restricted cash	19,426	39,230
Interest and dividends receivable	16,616	17,525
Derivative instruments at fair value	2,023	12,470
Accounts receivable for sold Agency MBS	88,387	-
Prepaid expenses and other	2,972	2,983
Total Assets:	$5,659,167	$6,636,340
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Accrued interest payable	$10,355	$13,443
Repurchase agreements	3,940,800	4,915,528
Asset-backed securities issued by securitization trusts(1)	779,761	915,486
Junior subordinated notes	37,380	37,380
Derivative instruments at fair value	48,224	34,547
Dividends payable on Series A Preferred Stock	1,035	1,035
Dividends payable on Series B Preferred Stock	394	394
Dividends payable on Series C Preferred Stock	216	207
Dividends payable on common stock	14,366	14,861
Payables for purchased Agency MBS	141,376	-
Accrued expenses and other	1,676	1,308
Total Liabilities:	$4,975,583	$5,934,189
Series B Cumulative Convertible Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($25,241 and $25,241, respectively); 1,010 and 1,010 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$23,924	$23,924
Stockholders' Equity:
Series A Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($47,984 and $47,984, respectively); 1,919 and 1,919 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	$46,537	$46,537
Series C Cumulative Preferred Stock: par value $0.01 per share; liquidating preference $25.00 per share ($11,690 and $10,848, respectively); 468 and 434 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	10,872	10,039
Common Stock: par value $0.01 per share; authorized 200,000 shares, 95,772 shares issued and 95,742 shares outstanding at September 30, 2016 and 99,078 shares issued and 98,944 shares outstanding at December 31, 2015, respectively	958	991
Additional paid-in capital	966,720	981,034
Accumulated other comprehensive income consisting of unrealized gains and losses	37,449	949
Accumulated deficit	(402,876)	(361,323)
Total Stockholders' Equity:	$659,660	$678,227
Total Liabilities and Stockholders' Equity:	$5,659,167	$6,636,340

(1)

The consolidated balance sheets include assets of consolidated variable interest entities (“VIEs”) that can only be used to settle obligations and liabilities of the VIEs for which creditors do not have recourse to the Company. At September 30, 2016 and December 31, 2015, total assets of the consolidated VIEs were $798 million and $972 million, respectively, and total liabilities were $782 million and $918 million, respectively. Please refer to Note 4, “Variable Interest Entities,” for further discussion.

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest and other income:
Interest-Agency MBS	$18,494	$24,572	$49,948	$82,624
Interest-Non-Agency MBS	8,766	8,078	27,185	18,110
Interest-residential mortgage loans	8,359	4,120	26,783	5,308
Income-rental properties	424	399	1,263	1,178
Other interest income	11	11	35	31
	36,054	37,180	105,214	107,251
Interest Expense:
Interest expense on repurchase agreements	8,615	8,167	26,973	22,256
Interest expense on asset-backed securities	7,918	3,729	24,932	4,804
Interest expense on junior subordinated notes	360	323	1,060	957
	16,893	12,219	52,965	28,017
Net operating income	19,161	24,961	52,249	79,234
Provision for loan losses	-	70	-	140
Net operating income after provision for loan losses	19,161	24,891	52,249	79,094
Operating Expenses:
Management fee to related party	(1,943)	(2,167)	(5,956)	(6,684)
General and administrative expenses	(1,493)	(1,356)	(4,751)	(3,869)
Total operating expenses	(3,436)	(3,523)	(10,707)	(10,553)
Other income (loss):
Gain on sales of Agency MBS	1,206	-	(2,032)	-
Unrealized gain on Agency MBS held as trading investments	1,148	-	1,148	-
Loss on sales of Non-Agency MBS	-	-	-	(76)
Gain on sales of residential mortgage loans held-for-investment	716	-	749	-
Gain (loss) on interest rate swaps, net	8,141	(50,965)	(58,167)	(92,378)
Gain on derivatives-TBA Agency MBS, net	3,412	10,345	26,826	12,297
Loss on derivatives-Eurodollar Futures Contracts	(2,060)	(2,569)	(3,396)	(6,639)
Recovery on Non-Agency MBS	1	7	3	13
Total other income (loss)	12,564	(43,182)	(34,869)	(86,783)
Net income (loss)	$28,289	$(21,814)	$6,673	$(18,242)
Dividend on Series A Cumulative Preferred Stock	(1,035)	(1,035)	(3,105)	(3,105)
Dividend on Series B Cumulative Convertible Preferred Stock	(394)	(394)	(1,182)	(1,182)
Dividend on Series C Cumulative Redeemable Preferred Stock	(222)	(203)	(636)	(514)
Net income (loss) to common stockholders	$26,638	$(23,446)	$1,750	$(23,043)
Basic earnings (loss) per common share	$0.28	$(0.23)	$0.02	$(0.22)
Diluted earnings (loss) per common share	$0.27	$(0.23)	$0.02	$(0.22)
Basic weighted average number of shares outstanding	95,881	102,431	96,644	104,611
Diluted weighted average number of shares outstanding	100,590	102,431	96,644	104,611

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income (loss)	$28,289	$(21,814)	$6,673	$(18,242)
Available-for-sale Agency MBS, fair value adjustment	(3,955)	9,213	33,511	15,237
Reclassification adjustment for (gain) loss on sales of Agency MBS included in net income (loss)	(1,206)	-	2,032	-
Available-for-sale Non-Agency MBS, fair value adjustment	10,225	(792)	(5,156)	4,089
Reclassification adjustment for loss on sales of Non-Agency MBS included in net income (loss)	-	-	-	76
Unrealized gains on derivatives	784	4,540	5,718	15,929
Reclassification adjustment for interest expense on swap agreements included in net income (loss)	87	535	395	1,589
Other comprehensive income	5,935	13,496	36,500	36,920
Comprehensive income (loss)	$34,224	$(8,318)	$43,173	$18,678

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share amounts)

(unaudited)

	Series A Preferred Stock Shares Outstanding	Series C Preferred Stock Shares Outstanding	Common Stock Shares Outstanding	Series A Preferred Stock Par Value	Series C Preferred Stock Par Value	Common Stock Par Value	Additional Paid-In Capital	Accum. Other Comp. Income Gain Agency MBS	Accum. Other Comp. Income (Loss) Non-Agency MBS	Accum. Other Comp. Gain (Loss) Derivatives	Accum. (Deficit)	Total
Balance, December 31, 2015	1,919	434	98,944	$46,537	$10,039	$991	$981,034	$23,143	2,363	$(24,557)	$(361,323)	$678,227
Issuance of common stock			59			1	253					254
Redemption of common stock			(2,074)			(23)	(8,991)					(9,014)
Other comprehensive income (loss), fair value adjustments and reclassifications								27,624	(22,333)	3,571		8,862
Net loss											(20,255)	(20,255)
Shares repurchased pending retirement			(93)				(438)					(438)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.396025 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(207)	(207)
Dividend declared - $0.15 per common share											(14,539)	(14,539)
Balance, March 31, 2016	1,919	434	96,836	$46,537	$10,039	$969	$971,937	$50,767	(19,970)	$(20,986)	$(397,753)	$641,540
Issuance of common stock			58			1	273					274
Redemption of common stock			(873)			(10)	(4,308)					(4,318)
Other comprehensive income, fair value adjustments and reclassifications								13,080	6,952	1,671		21,703
Net loss											(1,361)	(1,361)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(207)	(207)
Dividend declared - $0.15 per common share											(14,403)	(14,403)
Balance, June 30, 2016	1,919	434	96,021	$46,537	$10,039	$960	$967,981	$63,847	(13,018)	$(19,315)	$(415,153)	$641,878
Issuance of Series C Preferred Stock		34			833							833
Issuance of common stock			61			1	308					309
Redemption of common stock			(310)			(3)	(1,499)					(1,502)
Other comprehensive income (loss), fair value adjustments and reclassifications								(5,161)	10,225	871		5,935
Net income											28,289	28,289
Shares repurchased pending retirement			(30)				(149)					(149)
Amortization of restricted stock							79					79
Dividend declared - $0.539063 per Series A preferred share											(1,035)	(1,035)
Dividend declared - $0.390625 per Series B preferred share											(394)	(394)
Dividend declared - $0.4765625 per Series C preferred share											(217)	(217)
Dividend declared - $0.15 per common share											(14,366)	(14,366)
Balance, September 30, 2016	1,919	468	95,742	$46,537	$10,872	$958	$966,720	$58,686	(2,793)	$(18,444)	$(402,876)	$659,660

See accompanying notes to unaudited consolidated financial statements.

ANWORTH MORTGAGE ASSET CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Operating Activities:
Net income (loss)	$28,289	$(21,814)	$6,673	$(18,242)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Amortization of premium (Agency MBS)	7,078	12,594	30,829	36,714
Amortization/accretion of market yield adjustments (Non-Agency MBS)	207	461	(182)	(606)
Accretion of discount (residential mortgage loans)	(87)	(63)	(307)	(84)
Provision for loan losses	-	70	-	140
Depreciation on rental properties	113	110	338	330
(Gain) loss on sales of Agency MBS	(1,206)	-	2,032	-
Unrealized gain on Agency MBS held as trading investments	(1,148)	-	(1,148)	-
Gain on sales of Non-Agency MBS	-	-	-	76
Gain on sales of residential mortgage loans	(716)	-	(749)	-
Amortization of restricted stock	79	24	237	73
Recovery on Non-Agency MBS	(1)	(7)	(3)	(13)
Periodic net settlements on interest rate swaps, net of amortization	(3,355)	(9,991)	(14,032)	(30,439)
(Gain) loss on interest rate swaps, net	(8,141)	50,965	58,167	92,378
(Gain) on derivatives, net of derivative income - TBA Agency MBS	(3,412)	(10,345)	(26,826)	(12,297)
Loss on derivatives - Eurodollar Futures Contracts	2,060	2,569	3,396	6,639
Changes in assets and liabilities:
(Increase) decrease in interest receivable	(2,217)	1,435	909	(19)
(Increase) decrease in prepaid expenses and other	(86,327)	270	(88,173)	(342)
Decrease (increase) in restricted cash	6,733	(14,718)	16,407	(27,532)
Increase (decrease) in accrued interest payable	261	(7,030)	264	(6,236)
(Decrease) increase in accrued expenses	(581)	11,454	367	11,968
Net cash (used in) provided by operating activities	$(62,371)	$15,984	$(11,801)	$52,508
Investing Activities:
Available-for-sale Agency MBS:
Proceeds from sales	88,286	-	402,415	-
Purchases	(185,809)	-	(185,809)	-
Principal payments	279,979	399,335	758,940	1,066,810
Available-for-sale Non-Agency MBS:
Proceeds from sales	-	-	-	15,734
Purchases	(4,896)	(72,301)	(24,731)	(490,537)
Principal payments	16,061	15,864	61,442	30,335
Residential mortgage loans held-for-investment:
Purchases	-	(25,490)	-	(50,853)
Proceeds from sales	11,716	-	38,369	-
Principal payments	122	160	598	164
Residential properties purchases	(91)	(61)	(264)	(1,825)
Net cash provided by investing activities	$205,368	$317,507	$1,050,960	$569,828
Financing Activities:
Borrowings from repurchase agreements	$5,968,736	$8,992,246	$20,625,764	$24,415,578
Repayments on repurchase agreements	(6,103,381)	(9,297,179)	(21,600,492)	(24,955,273)
Proceeds from asset-backed securities issued by securitization trusts	60,466	8,821	150,220	9,316
Principal payments of asset-backed securities issued by securitization trusts	(60,466)	-	(150,220)	-
Net settlements on TBA Agency MBS commitments	5,544	-	25,430	-
Settlements on terminated interest rate swaps	(1,299)	(22,659)	(16,055)	(22,659)
Common stock repurchased, net of proceeds from common stock issued	(1,342)	(7,513)	(14,585)	(40,113)
Proceeds on Series C Preferred Stock issued	834	290	834	10,012
Series A Preferred stock dividends paid	(1,035)	(1,035)	(3,105)	(3,105)
Series B Preferred stock dividends paid	(394)	(394)	(1,182)	(1,182)
Series C Preferred stock dividends paid	(207)	(201)	(620)	(312)
Common stock dividends paid	(14,403)	(15,448)	(43,805)	(46,673)
Net cash (used in) financing activities	$(146,947)	$(343,072)	$(1,027,816)	$(634,411)
Net (decrease) increase in cash and cash equivalents	$(3,950)	$(9,581)	$11,343	$(12,075)
Cash and cash equivalents at beginning of period	21,047	12,495	5,754	14,989
Cash and cash equivalents at end of period	$17,097	$2,914	$17,097	$2,914
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$15,147	$26,980	$47,732	$62,412
Common stock repurchased	$1,651	$7,712	$15,177	$44,041
Change in payable for MBS purchased	$137,550	$26,701	$141,376	$2,076

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

Our Manager

We are externally managed and advised by Anworth Management LLC, or our Manager. Our Manager is supervised and directed by our board of directors, or our Board. Our day-to-day operations are being conducted by our Manager through the authority delegated to it under the Management Agreement between us and our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our Board.

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

Mortgage-Backed Securities (“MBS”)

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

MBS are classified as either trading investments, available-for-sale investments or held-to-maturity investments. Our management determines the appropriate classification of the securities at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. We currently classify most of our MBS as available-for-sale. We have designated a portion of our MBS as trading investments. All assets that are classified as available-for-sale are carried at fair value and unrealized gains or losses are generally included in “Other comprehensive income (loss)” as a component of stockholders’ equity. Losses that are credit-related on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “Other comprehensive income” to income (loss). Assets that are classified as trading investments are reported at fair value with unrealized gains and losses included in our consolidated statements of operations.

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

The following table shows the gross unrealized losses and fair value of those individual securities in our MBS portfolio that have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015, aggregated by investment category and length of time (dollar amounts in thousands):

September 30, 2016

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	74	$271,622	$(898)	254	$502,325	$(5,207)	328	$773,947	$(6,105)
Non-Agency MBS	46	$291,569	$(9,065)	19	$106,429	$(4,451)	65	$397,998	$(13,516)

December 31, 2015

	Less Than 12 Months			12 Months or More			Total
Description of Securities	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS	107	$731,112	$(5,177)	332	$1,637,714	$(33,085)	439	$2,368,826	$(38,262)
Non-Agency MBS	53	$323,198	$(5,530)	-	$-	$-	53	$323,198	$(5,530)

We do not consider those Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Agency MBS were caused by fluctuations in interest rates. We purchased the Agency MBS primarily at a premium relative to their face value and the contractual cash flows of those investments are guaranteed by the U.S. government or government-sponsored agencies. Since September 2008, the government-sponsored agencies have been in the conservatorship of the U.S. government. At September 30, 2016, we did not expect to sell the Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Agency MBS is attributable to changes in interest rates and not the credit quality of the Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2016.

We do not consider those Non-Agency MBS that have been in a continuous loss position for 12 months or more to be other-than-temporarily impaired. The unrealized losses on our investments in Non-Agency MBS were caused by fluctuations in interest rates. We purchased the Non-Agency MBS primarily at a discount relative to their face value. At September 30, 2016, we did not expect to sell the Non-Agency MBS at a price less than the amortized cost basis of our investments. Because the decline in market value of the Non-Agency MBS is attributable to changes in interest rates and not the credit quality of the Non-Agency MBS in our portfolio, and because we did not have the intent to sell these investments nor is it more likely than not that we will be required to sell these investments before recovery of their amortized cost basis, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired at September 30, 2016.

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

Credit Risk

At September 30, 2016, we have attempted to limit our exposure to credit losses on our Agency MBS by purchasing securities primarily through Freddie Mac and Fannie Mae. The payment of principal and interest on the Freddie Mac and Fannie Mae MBS are guaranteed by those respective enterprises. In September 2008, both Freddie Mac and Fannie Mae were placed in the conservatorship of the U.S. government. While it is the intent that the conservatorship will help stabilize Freddie Mac’s and Fannie Mae’s overall financial position, there can be no assurance that it will succeed or that, if necessary, Freddie Mac and Fannie Mae will be able to satisfy its guarantees of Agency MBS. There have also been concerns as to what the U.S. government will do regarding winding down the operations of Freddie Mac and Fannie Mae. There have also been concerns over the past few years regarding the credit standing of Freddie Mac, Fannie Mae, and U.S. sovereign debt. We do not know what effect any future ratings of Freddie Mac, Fannie Mae and U.S. sovereign debt may ultimately have on the U.S. economy, the value of our securities, or the ability of Freddie Mac and Fannie Mae to satisfy its guarantees of Agency MBS, if necessary.

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

We also own residential mortgage loans held-for-investment. As the majority of these loans (the tranches of the securitization trusts senior to our interests) are collateral for the asset-backed securities issued by the trusts, our potential credit risk is on the subordinated tranches that we own, as these tranches would be the first ones to absorb any losses resulting from defaults by the borrowers on the underlying mortgage loans.

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

We have no unrecognized tax benefits and do not anticipate any increase in unrecognized benefits during 2016 relative to any tax positions taken prior to January 1, 2016. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is our policy to record such accruals in our income taxes accounts; and no such accruals existed at September 30, 2016. We file REIT U.S. federal and California income tax returns. These returns are generally open to examination by the IRS and the California Franchise Tax Board for all years after 2011 and 2010, respectively.

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

The computation of EPS for the three and nine months ended September 30, 2016 and 2015 is as follows (amounts in thousands, except per share data):

	Net Income (Loss) to Common Stockholders	Average Shares	Earnings per Share
For the three months ended September 30, 2016
Basic EPS	$26,638	95,881	$0.28
Effect of dilutive securities	394	4,709	(0.01)
Diluted EPS	$27,032	100,590	$0.27
For the three months ended September 30, 2015
Basic EPS	$(23,446)	102,431	$(0.23)
Effect of dilutive securities	-	-	-
Diluted EPS	$(23,446)	102,431	$(0.23)

	Net (Income) Loss to Common Stockholders	Average Shares	Earnings per Share
For the nine months ended September 30, 2016
Basic EPS	$1,750	96,644	$0.02
Effect of dilutive securities	-	-	-
Diluted EPS	$1,750	96,644	$0.02
For the nine months ended September 30, 2015
Basic EPS	$(23,043)	104,611	$(0.22)
Effect of dilutive securities	-	-	-
Diluted EPS	$(23,043)	104,611	$(0.22)

Accumulated Other Comprehensive Income

In accordance with ASC 220-10-55-2, total comprehensive income is comprised of net income and other comprehensive income, which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under ASC 815-10. In accordance with ASU 2013-02, we have identified, in our consolidated statements of comprehensive income, items that are reclassified and included in our consolidated statements of operations.

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

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (Subtopic 825-10), which is intended to improve existing GAAP by (1) requiring equity investment[s] (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (2) requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (3) requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans or receivables) on the balance sheet or the accompanying notes to the financial statements; (4) eliminating the requirement to disclose the fair value of financial instruments measured at amortized cost for organizations that are not public business entities; (5) eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; and (6) requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value  of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Public companies are required to apply the guidance in this ASU beginning with the quarter ending March 31, 2018. We do not believe this ASU will have a material impact on our financial statements.

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

On March 15, 2016, the FASB issued ASU 2016-07, “Investments–Equity Method and Joint Ventures (Topic 323) – Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. This ASU requires that the equity method investor add the cost of acquiring the additional interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. This ASU also requires that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or less in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. This ASU becomes effective for all entities beginning with the quarter ending March 31, 2017. We do not believe this ASU will have a material impact on our financial statements.

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

In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients.” This ASU affects the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Both ASU 2014-09 and ASU 2016-12 will become effective for public companies beginning with the quarter ending March 31, 2018. One of the criterions in identifying a contract with a customer is whether it is probable that an entity will collect the consideration to which it will be entitled in exchange for the goods or services that will be transferred to the customer. This ASU clarifies that the objective of this assessment is to determine whether a contract is valid and represents a substantive transaction on the basis of whether a customer has the ability and intention to pay the promised consideration in exchange for the goods or services that will be transferred to the customer. A new criterion was also added in this ASU to clarify when revenue would be recognized for a contract that fails to meet certain criteria. This would allow an entity to recognize revenue in the amount of consideration received when the entity has transferred control of the goods or services, the entity has stopped transferring goods or services (if applicable) and has no obligation under the contract to transfer additional goods or services, and the consideration received from the customer is nonrefundable. This ASU also clarifies that the measurement date for any noncash consideration is contract inception. This ASU also clarifies some of the transition guidance. We do not believe that this ASU will have a material impact on our financial statements.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which provides guidance on the following eight specific cash flow issues where there is currently either no guidance or the guidance is unclear: (1) Debt Prepayment or Debt Extinguishment Costs; (2) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing; (3) Contingent Consideration Payments Made after a Business Combination; (4) Proceeds from the Settlement of Insurance Claims; (5) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies; (6) Distributions Received from Equity Method Investees; (7) Beneficial Interests in Securitization Transactions; and (8) Separately Identifiable Cash Flows and Application of the Predominance Principle. This ASU will become effective for all public entities beginning with the quarter ending March 31, 2018. We do not believe that this ASU will have a material impact on our financial statements.

NOTE 2. RESTRICTED CASH

This includes cash pledged as collateral for interest rate swaps and Eurodollar Futures Contracts. Restricted cash is carried at cost, which approximates fair value. The following represents the Company’s restricted cash balances at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015

Restricted cash - reverse repurchase agreements	$-	$25,000
Restricted cash - swap margin calls	18,846	11,913
Restricted cash - Eurodollar Futures Contracts	580	2,317
	$19,426	$39,230

NOTE 3. MORTGAGE-BACKED SECURITIES (MBS)

The following tables summarize our Agency MBS and Non-Agency MBS at September 30, 2016 and December 31, 2015, which are carried at their fair value (in thousands):

September 30, 2016

By Agency	Ginnie Mae	Freddie Mac	Fannie Mae	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$8,960	$1,639,227	$2,320,738	$3,968,925	$647,023	$4,615,948
Paydowns receivable(1)(2)	-	29,841	-	29,841	(14)	29,827
Unrealized gains	2	20,101	45,850	65,953	10,723	76,676
Unrealized losses	(166)	(3,020)	(2,919)	(6,105)	(13,516)	(19,621)
Fair value	$8,796	$1,686,149	$2,363,669	$4,058,614	$644,216	$4,702,830

By Security Type	ARMs	Hybrids	15-Year Fixed-Rate(1)	20-Year and 30-Year Fixed-Rate	Total Agency MBS	Non-Agency MBS	Total MBS

Amortized cost	$1,917,766	$1,179,727	$720,184	$151,248	$3,968,925	$647,023	$4,615,948
Paydowns receivable(2)(3)	15,125	14,716	-	-	29,841	(14)	29,827
Unrealized gains	45,149	5,495	6,986	8,323	65,953	10,723	76,676
Unrealized losses	(2,694)	(3,411)	-	-	(6,105)	(13,516)	(19,621)
Fair value	$1,975,346	$1,196,527	$727,170	$159,571	$4,058,614	$644,216	$4,702,830

(1)	Included in the fair value of the 15-year fixed-rate Agency MBS was approximately $324.5 million held as trading investments.
(2)

Paydowns receivable on Agency MBS are generated when the Company receives notice from Freddie Mac of prepayments but does not receive the actual cash with respect to such prepayments until the 15th day of the following month.

(3)	Paydowns receivable on Non-Agency MBS represent when the Company receives notice of prepayments but does not receive the actual cash until the following month.

During the three months ended September 30, 2016, we sold approximately $87 million of Agency MBS and recognized gross gains of approximately $1.2 million. During the nine months ended September 30, 2016, we sold approximately $404 million of Agency MBS and realized gross losses of approximately $3.4 million and realized gross gains of approximately $1.4 million.

During the three and nine months ended September 30, 2016, we had gross unrealized gains on trading investments of $1.1 million and $1.1 million, respectively. We did not have any trading investments during 2015.

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

The following table presents information regarding the estimates of the contractually required principal payments, cash flows expected to be collected and estimated fair value of the Non-Agency MBS held at carrying value acquired by the Company for the three and nine months ended September 30, 2016 and cumulatively at September 30, 2016 and December 31, 2015:

	For the Three Months Ended	For the Nine Months Ended	At	At
	September 30,	September 30,	September 30,	December 31,
	2016	2016	2016	2015
	(in thousands)
Non-Agency MBS acquired with credit deterioration:
Contractually required principal	$(13,932)	$(53,527)	$573,742	$627,269
Contractual principal not expected to be collected (non-accretable yield)	591	8,636	(185,720)	(194,355)
Expected cash flows to be collected	(13,341)	(44,891)	388,022	432,914
Market yield adjustment	2,536	4,109	60,329	56,220
Unrealized (loss) gain, net	8,177	(4,424)	1,026	5,450
Fair value	(2,627)	(45,206)	449,378	494,584
Fair value of other Non-Agency MBS (without credit deterioration)	1,490	7,361	194,838	187,477
Total fair value of Non-Agency MBS	$(1,137)	$(37,845)	$644,216	$682,061

The following table presents the change for the three and nine months ended September 30, 2016 of the components of the Company’s purchase discount on the Non-Agency MBS acquired with credit deterioration between the amount designated as the market yield adjustment and the non-accretable difference:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016		2016
	Market Yield Adjustment	Non- Accretable	Market Yield Adjustment	Non- Accretable
	(in thousands)
Balance, beginning of period	$57,793	$(186,311)	$56,220	$(194,355)
Accretion of discount	(475)	-	(766)	-
Purchases	3,011	(4,447)	4,875	(9,136)
Realized credit losses, net of recoveries	-	5,038	-	17,771
Sales	-	-	-	-
Balance, end of period	$60,329	$(185,720)	$60,329	$(185,720)

NOTE 4. VARIABLE INTEREST ENTITIES

As discussed in Note 1, “Summary of Significant Accounting Policies,” we have determined that we are the primary beneficiary of certain securitization trusts. The following table presents a summary of the assets and liabilities of our consolidated securitization trusts as of September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
	(in thousands)
Residential mortgage loans held-for-investment	$795,527	$969,172
Accrued interest receivable	2,651	3,092
Total assets	$798,178	$972,264
Accrued interest payable	$2,578	$2,892
Asset-backed securities issued by securitization trusts	779,761	915,486
Total liabilities	$782,339	$918,378

Our risk with respect to each investment in a securitization trust is limited to our direct ownership in the securitization trust. We own the most subordinated classes on all of the trusts (tranches B-4 through B-5). The residential mortgage loans held by the consolidated securitization trusts are held solely to satisfy the liabilities of the securitization trusts, and the investors in the securitization trusts have no recourse to the general credit of the Company for the ABS issued by the securitization trusts. The assets of a consolidated securitization trust can only be used to satisfy the obligations of that trust. ABS are not paid down according to any schedule but rather as payments are made on the underlying mortgages. The final distribution dates for the three trusts are all at various dates in 2045. We are not contractually required and have not provided any additional financial support to the securitization trusts for the period ended September 30, 2016.

Residential Mortgage Loans Held by Consolidated Securitization Trusts

Residential mortgage loans held by consolidated securitization trusts are carried at unpaid principal balances net of any premiums or discounts and allowances for loan losses. The residential mortgage loans are secured by first liens on the underlying residential properties. During the three months ended September 30, 2016, we sold our investments in the B-3 tranches on two of the securitization trusts. As we still retain the most subordinated tranches in these trusts, we continue to be the primary beneficiary of these trusts and believe that we are still required to consolidate these trusts. We recorded a gross gain on the sale of these investments of approximately $716 thousand. During the nine months ended September 30, 2016, we realized gross gains of approximately $870 thousand and gross losses of approximately $121 thousand on the sales of our investments in these loans.

The following table details the carrying value for residential mortgage loans held-for-investment at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(in thousands)
Principal balance	$787,136	$958,403
Unamortized premium net of discount	8,594	10,972
Allowance for loan losses	(203)	(203)
Carrying value	$795,527	$969,172

The following table details various portfolio characteristics of the residential mortgage loans held-for-investment at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(dollar amounts in thousands)
Portfolio Characteristics:
Number of loans	1,118	1,328
Current principal balance	$787,136	$958,403
Average loan balance	$704	$722
Net weighted average coupon rate	3.87%	3.87%
Weighted average maturity (years)	27.6	28.4
Weighted average FICO score	762	762
Current Performance:
Current	$785,692	$954,341
30 days delinquent	616	3,234
60 days delinquent	-	828
90+ days delinquent	828	-
Bankruptcy/foreclosure	-	-
Total	$787,136	$958,403

The following table summarizes the geographic concentrations of residential mortgage loans held-for-investment at September 30, 2016 and December 31, 2015 based on principal balance outstanding:

	September 30,	December 31,
State	2016	2015
	(Percent)
California	46.0%	48.2%
Florida	6.2	6.0
Other states (none greater than 5%)	47.8	45.8
Total	100.0%	100.0%

Allowance for Loan Losses on Residential Mortgage Loans Held by Consolidated Securitization Trusts

As discussed in Note 1, “Summary of Significant Accounting Policies,” the Company establishes and maintains an allowance for loan losses on residential mortgage loans held by consolidated securitization trusts based on the Company’s estimate of credit losses.

The following table summarizes the activity in the allowance for loan losses for the three and nine months ended September 30, 2016:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2016	2016
	(in thousands)
Balance at beginning of period	$203	$203
Provision for loan losses	-	-
Charge-offs, net	-	-
Balance at end of period	$203	$203

Asset-Backed Securities Issued by Securitization Trusts

Asset-backed securities issued by securitization trusts are recorded at principal balances net of unamortized premiums and discounts. Asset-backed securities issued by securitization trusts are issued in various tranches and have a principal balance of $779.8 million at September 30, 2016 and $915.5 million at December 31, 2015. The investors in the asset-backed securities are not affiliated with the Company and have no recourse to the general credit of the Company.

NOTE 5. RESIDENTIAL PROPERTIES

At September 30, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 properties at a net cost of approximately $14.4 million. The income from these properties is included in our consolidated statements of operations as “Income on rental properties.” The expenses on these properties are included in our consolidated statements of operations in “Other expense” and the details are included in Note 16.

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

At September 30, 2016 and December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

September 30, 2016

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,820,000	0.69	399,700	2.14	2,219,700	0.95
30 days to 90 days	1,720,000	0.72	1,100	1.93	1,721,100	0.72
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,540,000	0.71%	$400,800	2.14%	$3,940,800	0.85%
Weighted average maturity	36 days		15 days		34 days
Weighted average interest rate after adjusting for interest rate swaps					1.16%
Weighted average maturity after adjusting for interest rate swaps					478 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,836,791		$521,364		$4,358,155

December 31, 2015

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,694,731		$596,831		$5,291,562

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) only in the event of default on a contract. See Notes 1, 8 and 14 for more information on the Company’s interest rate swaps and other derivative instruments.

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
September 30, 2016	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$2,023	$-	$2,023	$(2,023)	$-	$-
Total	$2,023	$-	$2,023	$(2,023)	$-	$-
Repurchase agreements(3)	$3,940,800	$-	$3,940,800	$(3,940,800)	$-	$-
Derivative liabilities at fair value(2)	48,224	-	48,224	(48,224)	-	-
Total	$3,989,024	$-	$3,989,024	$(3,989,024)	$-	$-

			Net Amounts of
			Assets	Gross Amounts Not Offset
	Gross Amounts		or Liabilities	in the Balance Sheets(1)
	of Recognized	Gross Amounts	Presented in		Cash
December 31, 2015	Assets or	Offset in the	the Balance	Financial	Collateral	Net
(in thousands)	Liabilities	Balance Sheets	Sheets	Instruments	Received	Amounts

Derivative assets at fair value(2)	$12,470	$-	$12,470	$(12,470)	$-	$-
Total	$12,470	$-	$12,470	$(12,470)	$-	$-
Repurchase agreements(3)	$4,915,528	$-	$4,915,528	$(4,915,528)	$-	$-
Derivative liabilities at fair value(2)	34,547	-	34,547	(34,547)	-	-
Total	$4,950,075	$-	$4,950,075	$(4,950,075)	$-	$-

(1)	Amounts presented are limited to collateral pledged sufficient to reduce the related net amount to zero in accordance with ASU No. 2011-11, as amended by ASU No. 2013-01.
(2)

At September 30, 2016, we had pledged approximately $44.5 million in Agency MBS as collateral and paid another approximately $18.8 million on swap margin calls (included in “Restricted cash”) on our swap derivatives, which were approximately $652 thousand in derivative assets and approximately $48.2 million in derivative liabilities at September 30, 2016. At December 31, 2015, we had pledged approximately $39.8 million in Agency MBS as collateral and paid another approximately $11.9 million on swap margin calls on our swap derivatives, which were approximately $11.6 million in derivative assets and approximately $33.9 million in derivative liabilities at December 31, 2015.

(3)

At September 30, 2016, we had pledged approximately $3.79 billion in Agency MBS and approximately $521 million in Non-Agency MBS as collateral on our repurchase agreements. At December 31, 2015, we had pledged $4.7 billion in Agency MBS and approximately $597 million in Non-Agency MBS as collateral on our repurchase agreements.

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

At September 30, 2016, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,058,614	$-	$4,058,614
Non-Agency MBS(1)	$-	$644,216	$-	$644,216
Derivative instruments(2)	$-	$2,023	$-	$2,023
Liabilities:
Derivative instruments(2)	$-	$48,224	$-	$48,224

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At December 31, 2015, fair value measurements on a recurring basis were as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS(1)	$-	$4,892,782	$-	$4,892,782
Non-Agency MBS(1)	$-	$682,061	$-	$682,061
Derivative instruments(2)	$-	$12,470	$-	$12,470
Liabilities:
Derivative instruments(2)	$-	$34,547	$-	$34,547

(1)	For more detail about the fair value of our MBS by agency and type of security, see Note 3.
(2)	Derivative instruments include discontinued hedges under ASC 815-10. For more detail about our derivative instruments, see Note 1 and Note 14.

At September 30, 2016 and December 31, 2015, cash and cash equivalents, restricted cash, escrow deposits, interest receivable, repurchase agreements and interest payable are reflected in our consolidated financial statements at cost, which approximate fair value because of the nature and short term of these instruments.

Junior subordinated notes are variable-rate debt and, as we believe the spread would be consistent with the expectations of market participants as of September 30, 2016 and December 31, 2015, the carrying value approximates fair value.

The following table presents the carrying value and estimated fair value of the Company’s financial instruments that are not carried at fair value on the consolidated balance sheets at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Residential mortgage loans held-for-investment	$795,527	$811,407	$969,172	$959,418
Financial Liabilities:
Asset-backed securities issued by securitization trusts	$779,761	$795,339	$915,486	$907,556

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

NOTE 9. INCOME TAXES

We have elected to be taxed as a REIT and to comply with the provisions of the Code with respect thereto. Accordingly, we will not be subject to federal or state income taxes to the extent that our distributions to stockholders satisfy the REIT requirements and that certain asset, gross income and stock ownership tests are met. We believe that we currently meet all REIT requirements regarding these tests. Therefore, we believe that we continue to qualify as a REIT under the provisions of the Code.

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

Our Series B Preferred Stock has no maturity date, is not redeemable and is convertible at the then-current conversion rate into shares of our common stock per $25.00 liquidation preference. The conversion rate is adjusted in any fiscal quarter in which the cash dividends paid to common stockholders results in an annualized common stock dividend yield that is greater than 6.25%. The conversion ratio is also subject to adjustment upon the occurrence of certain specific events, such as a change in control. Our Series B Preferred Stock is convertible into shares of our common stock at the option of the holder(s) of Series B Preferred Stock at any time at the then-prevailing conversion rate. On or after January 25, 2012, we may, at our option, under certain circumstances, convert each share of Series B Preferred Stock into a number of shares of our common stock at the then-prevailing conversion rate. We may exercise this conversion option only if our common stock price equals or exceeds 130% of the then-prevailing conversion price of our Series B Preferred Stock for at least twenty (20) trading days in a period of thirty (30) consecutive trading days (including the last trading day of such period) ending on the trading day immediately prior to our issuance of a press release announcing the exercise of the conversion option. During the three months ended September 30, 2016, we did not, at our option, convert any shares of Series B Preferred Stock. Our Series B Preferred Stock contains certain fundamental change provisions that allow the holder to redeem our Series B Preferred Stock for cash if certain events occur, such as a change in control. Our Series B Preferred Stock generally does not have voting rights, except if dividends on the Series B Preferred Stock are in arrears for six or more quarterly periods (whether or not consecutive). Under such circumstances, the holders of our Series B Preferred Stock, together with the holders of our Series A Preferred Stock and our Series C Preferred Stock, would be entitled to elect two additional directors to our Board to serve until all unpaid dividends have been paid or declared and set aside for payment. In addition, certain material and adverse changes to the terms of our Series B Preferred Stock may not be taken without the affirmative vote of at least two-thirds of the outstanding shares of Series B Preferred Stock, Series A Preferred Stock and Series C Preferred Stock voting together as a single class. Through September 30, 2016, we have declared and set aside for payment the required dividends for our Series B Preferred Stock.

NOTE 11. PUBLIC OFFERINGS AND CAPITAL STOCK

At September 30, 2016, our authorized capital included 200,000,000 shares of common stock, of which 95,772,229 shares were issued and 95,742,229 shares were outstanding.

At September 30, 2016, our authorized capital included 20,000,000 shares of $0.01 par value preferred stock, of which 5,150,000 shares had been designated 8.625% Series A Cumulative Preferred Stock (liquidation preference $25.00 per share), or Series A Preferred Stock, 3,150,000 shares had been designated 6.25% Series B Cumulative Convertible Preferred Stock (liquidation preference $25.00 per share), or Series B Preferred Stock, and 5,000,000 shares had been designated 7.625% Series C Cumulative Redeemable Preferred Stock (liquidation preference $25.00 per share), or Series C Preferred Stock. The Series A Preferred Stock has no maturity date and we are not required to redeem it at any time. We may redeem the Series A Preferred Stock for cash, at our option, in whole or from time to time in part, at a redemption price of $25.00 per share, plus accrued and unpaid dividends, if any, to the redemption date. To date, we have not redeemed any shares of our Series A Preferred Stock. The undesignated shares of preferred stock may be issued in one or more classes or series with such distinctive designations, rights and preferences as determined by our Board. At September 30, 2016, there were 1,919,378 shares of Series A Preferred Stock issued and outstanding, 1,009,640 shares of Series B Preferred Stock issued and outstanding, and 467,619 shares of Series C Preferred Stock issued and outstanding.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended September 30, 2016, we sold an aggregate of 4,367 shares of our Series C Preferred Stock under the MLV Sales Agreement, which provided net proceeds to us of approximately $108 thousand. On August 10, 2016, the MLV Sales Agreement was terminated and we entered into a new At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), pursuant to which we may offer and sell from time to time through FBR as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions set forth in the FBR Sales Agreement. FBR is an affiliate of MLV and we entered into the FBR Sales Agreement to reflect that the agent is now FBR as opposed to MLV. During the three months ended September 30, 2016, we sold an aggregate of 29,328 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $729 thousand. At September 30, 2016, there was approximately $195.9 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable rules of the U.S. Securities and Exchange Commission, or the SEC. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2016, we repurchased an aggregate of 339,953 shares of common stock at a weighted average price of $4.84 per share under our share repurchase program.

Our Dividend Reinvestment and Stock Purchase Plan allows stockholders and non-stockholders to purchase shares of our common stock and to reinvest dividends therefrom to acquire additional shares of our common stock. On March 13, 2015, we filed a shelf registration statement on Form S-3 with the SEC registering up to 16,397,203 shares of our common stock for our 2015 Dividend Reinvestment and Stock Purchase Plan, or the 2015 DRP Plan. During the three months ended September 30, 2016, we issued an aggregate of 60,908 shares of our common stock at a weighted average price of $4.91 per share under the 2015 DRP Plan, resulting in proceeds to us of approximately $299 thousand.

On August 5, 2014, we filed a registration statement on Form S-8 with the SEC to register an aggregate of up to 2,000,000 shares of our common stock to be issued pursuant to the Anworth Mortgage Asset Corporation 2014 Equity Compensation Plan, or the 2014 Equity Plan.

On April 1, 2016, we filed a shelf registration statement on Form S-3 with the SEC, offering up to $534,442,660 of our capital stock. This registration statement was declared effective on April 13, 2016. At September 30, 2016, approximately $533.6 million of our capital stock was available for future issuance under this registration statement.

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

A trust controlled by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer, and Ms. Heather U. Baines, an Executive Vice President of our Manager, beneficially owns 50% of the outstanding membership interests of our Manager; Mr. Joseph E. McAdams, our President and the Chief Investment Officer of our Manager, beneficially owns 45% of the outstanding membership interests of our Manager; and Mr. Thad M. Brown, our former Chief Financial Officer, beneficially owns 5% of the outstanding membership interests of our Manager.

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

Messrs. Lloyd McAdams, Joseph E. McAdams, Charles J. Siegel, John T. Hillman and Ms. Heather U. Baines and others are officers and employees of PIA Farmland, Inc. and its external manager, PIA, where they devote a portion of their time. PIA Farmland, Inc., a privately-held real estate investment trust investing in U.S. farmland properties to lease to independent farm operators, was incorporated in February 2013 and acquired its first farm property in October 2013. These officers and employees are under no contractual obligations to PIA Farmland, Inc., its external manager, PIA, or to Anworth or its external manager, Anworth Management LLC, as to their time commitment. Mr. Steven Koomar, the Chief Executive Officer of PIA Farmland, Inc., has no involvement with either Anworth or its external manager, Anworth Management LLC.

Change in Control and Arbitration Agreements

On June 27, 2006, we entered into Change in Control and Arbitration Agreements with Mr. Charles J. Siegel, our Chief Financial Officer, and with various officers of our Manager. These agreements provide that should a change in control (as defined in the agreements) occur, each of these officers will receive certain severance and other benefits valued as of December 31, 2011. Under these agreements, in the event that a change in control occurs, each of these officers will receive a lump sum payment equal to (i) 12 months annual base salary in effect on December 31, 2011, plus (ii) the average annual incentive compensation received for the two complete fiscal years prior December 31, 2011, plus (iii) the average annual bonus received for the two complete fiscal years prior to December 31, 2011, as well as other benefits. With respect to Mr. Brett Roth, a Senior Vice President and Portfolio Manager of our Manager, in the event that a change in control occurs, in addition to other benefits, he will receive a lump sum payment equal to (i) 12 months of the annual base salary (in effect on September 18, 2014) paid by our Manager plus (ii) $350,000. The Change in Control and Arbitration Agreements also provide for accelerated vesting of equity awards granted to these officers upon a change in control.

Agreements with Pacific Income Advisers, Inc.

On January 26, 2012, we entered into a sublease agreement that became effective on July 1, 2012 with PIA, a company owned by trusts controlled in part by Mr. Lloyd McAdams, our Chairman and Chief Executive Officer. Under the sublease agreement, we lease, on a pass-through basis, 7,300 square feet of office space from PIA at the same location and pay rent at an annual rate equal to PIA’s obligation, which is currently $65.43 per square foot. The base monthly rental for us is $39,807.17, which will be increased by 3% per annum on July 1, 2017. The sublease agreement runs through September 30, 2022 unless earlier terminated pursuant to the master lease. During the three and nine months ended September 30, 2016, we expensed $128 thousand and $383 thousand, respectively, in rent and related expenses to PIA under this sublease agreement, which is included in “other expenses” on our statements of operations. During the three and nine months ended September 30, 2015, we expensed $127 thousand and $378 thousand, respectively, in rent and related expenses to PIA under this sublease agreement.

At September 30, 2016, the future minimum lease commitment was as follows (in whole dollars):

Year	2016	2017	2018	2019	2020	Thereafter	Total Commitment
Commitment	$119,422	$484,852	$499,398	$514,374	$529,800	$822,579	$2,970,425

On July 25, 2008, we entered into an administrative services agreement with PIA, which was amended and restated on August 20, 2010. Under this agreement, PIA provides administrative services and equipment to us including human resources, operational support and information technology, and we pay an annual fee of 5 basis points on the first $225 million of stockholders’ equity and 1.00 basis point thereafter (paid quarterly in arrears) for those services. The administrative services agreement had an initial term of one year and renews for successive one-year terms thereafter unless either party gives notice of termination no less than 30 days before the expiration of the then-current annual term. We may also terminate the administrative services agreement upon 30 days prior written notice for any reason and immediately if there is a material breach by PIA. During the three and nine months ended September 30, 2016, we paid fees of $38 thousand and $115 thousand, respectively, to PIA in connection with this agreement. During the three and nine months ended September 30, 2015, we paid fees of $40 thousand and $123 thousand, respectively, to PIA in connection with this agreement.

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

During the three months ended September 30, 2016, we issued to our independent directors an aggregate of 8,000 phantom shares with associated grants of 8,000 DERs in the aggregate under the 2014 Equity Plan. These phantom shares do not vest until our independent directors terminate their service on our Board.

On July 15, 2016, our Board approved, effective August 1, 2016 (the “Grant Date”), a grant of performance-based phantom shares, which do not include associated grants of DERs, to one of our executive officers and two executive officers of our Manager for an aggregate amount of 146,552 phantom shares. These phantom shares are not vested at the Grant Date. During the period commencing on August 1, 2016 and ending on August 31, 2019, the phantom shares shall vest immediately upon the Grantee’s involuntary termination of service for any reason other than for Cause. During the period commencing on August 31, 2019 and ending on July 31, 2026, the phantom shares shall vest on the last day of any month when the Company’s total return to stockholders (meaning the aggregate amount of common stock price appreciation and dividends declared assuming full reinvestment of dividends) has exceeded 10% per annum. The closing price of the Company’s common stock on the Grant Date was $4.96.

Certain of our former officers have previously been granted restricted stock and other equity incentive awards, including DERs, in connection with their service to us. In connection with the Externalization, certain of the agreements under which our former officers have been granted equity awards were modified so that such agreements will continue with respect to our former officers after they became officers and employees of our Manager. As a result, these awards and any future grants will be accounted for as non-

employee awards. In addition, as officers and employees of our Manager, they will continue to be eligible to receive equity incentive awards under equity incentive plans in effect now or in the future.

In October 2006, our Board approved a grant of an aggregate of 197,362 shares of performance-based restricted stock to various officers under the 2004 Equity Plan. Upon the expiration of the 2004 Equity Plan, this grant is now being accounted for under the 2014 Equity Plan. We recognize the expense related to restricted stock over the ten-year vesting period. During the three and nine months ended September 30, 2016, we expensed approximately $79 thousand and $237 thousand, respectively, related to this restricted stock grant. During the three and nine months ended September 30, 2015, we expensed approximately $24 thousand and $73 thousand, respectively, related to this restricted stock grant.

Under the Anworth Mortgage Asset Corporation 2007 Dividend Equivalent Rights Plan, or the 2007 DER Plan, and the 2014 Equity Plan, a dividend equivalent right, or DER, is a right to receive amounts equal in value to the dividend distributions paid on a share of our common stock. DERs are paid in either cash or shares of our common stock, whichever is specified by our Compensation Committee at the time of grant, at such times as dividends are paid on shares of our common stock during the period between the date a DER is issued and the date the DER expires or earlier terminates. These DERs are not attached to any stock and only have the right to receive the same cash distribution per common share distributed to our common stockholders during the term of the grant. All of these grants have a five-year term from the date of the grant. During the three and nine ended months September 30, 2016, we paid or accrued $101 thousand and $302 thousand, respectively, related to DERs granted. During the three and nine ended months September 30, 2015, we paid or accrued $94 thousand and $265 thousand, respectively, related to DERs granted.

NOTE 14. DERIVATIVE INSTRUMENTS

The table below presents the fair value of our derivative instruments as well as their classification in our consolidated balance sheets as of September 30, 2016 and December 31, 2015:

		September 30,	December 31,
Derivative Instruments	Balance Sheet Location	2016	2015
		(in thousands)
De-designated interest rate swaps	Derivative Assets	$652	$11,644
Eurodollar Futures Contracts	Derivative Assets	114	826
TBA Agency MBS	Derivative Assets	1,257	-
		$2,023	$12,470
De-designated interest rate swaps	Derivative Liabilities	$48,224	$33,897
TBA Agency MBS	Derivative Liabilities	-	650
		$48,224	$34,547

Interest Rate Swap Agreements

At September 30, 2016, we were a counterparty to interest rate swaps, which are derivative instruments as defined by ASC 815-10, with an aggregate notional amount of $2.046 billion and a weighted average maturity of approximately 30 months. We utilize interest rate swaps to manage interest rate risk relating to our repurchase agreements and do not anticipate entering into derivative transactions for speculative or trading purposes. In accordance with the swap agreements, we will pay a fixed-rate of interest during the term of the swap agreements (ranging from 0.501% to 3.06%) and receive a payment that varies with the three-month LIBOR rate.

During the three months ended September 30, 2016, we did not add any new swap agreements. During the three months ended September 30, 2016, five interest rate swaps with an aggregate notional amount of $450 million either matured or were terminated.

At September 30, 2016, the amount in AOCI relating to interest rate swaps was approximately $18.4 million. The estimated net amount of the existing losses that were reported in AOCI at September 30, 2016 that is expected to be reclassified into earnings within the next twelve months is approximately $2.4 million.

At September 30, 2016 and December 31, 2015, our interest rate swaps had the following notional amounts (dollar amounts in thousands), weighted average fixed rates and remaining terms (in months):

	September 30, 2016			December 31, 2015
Maturity	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months	Notional Amount	Weighted Average Fixed Rate	Remaining Term in Months

Less than 1 year	$775,000	0.69%	4	$950,000	0.68%	9
1 year to 2 years	435,000	0.90	16	930,000	0.96	18
2 years to 3 years	100,000	1.00	25	1,000,000	1.13	30
3 years to 4 years	116,000	1.32	38	250,000	1.28	44
4 years to 5 years	200,000	2.06	55	216,000	1.88	58
5 years to 7 years	420,000	2.73	78	320,000	2.54	78
7 years to 10 years	-	-	-	200,000	3.00	93
	$2,046,000	1.34%	30	$3,866,000	1.24%	32

Swap Agreements by Counterparty

	September 30,	December 31,
	2016	2015
	(in thousands)
Chicago Mercantile Exchange(1)	$1,061,000	$1,891,000
JPMorgan Securities	425,000	525,000
Deutsche Bank Securities	325,000	565,000
RBS Greenwich Capital	115,000	115,000
Nomura Securities International	100,000	200,000
Bank of New York	20,000	120,000
ING Financial Markets LLC	-	450,000
	$2,046,000	$3,866,000

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

At September 30, 2016, we had 2,350 Eurodollar Futures Contracts representing $2.35 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was approximately $580 thousand, which is included in “Restricted cash,” and there was a derivative asset of approximately $114 thousand. For the three months ended September 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $2.1 million. For the nine months ended September 30, 2016, we had a loss on Eurodollar Futures Contracts of approximately $3.4 million. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The cash held by the broker on the Eurodollar Futures Contracts was $2.3 million, which was included in “Restricted cash,” and there was a derivative asset of approximately $826 thousand. At September 30, 2015, we had 5,350 Eurodollar Futures Contracts representing $5.35 billion in notional amount. For the three months ended September 30, 2015, we had a loss on Eurodollar Futures Contracts of approximately $2.6 million. For the nine months ended September 30, 2015, we had a loss on Eurodollar Futures Contracts of approximately $6.6 million.

TBA Agency MBS

We also enter into TBA contracts and will recognize a gain or loss on the sale of the contracts or dollar roll income. See the section in Note 1 on “Derivative Financial Instruments – TBA Agency MBS” for more information on TBA Agency MBS. During the three months ended September 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $3.4 million. During the nine months ended September 30, 2016, we recognized a gain on derivatives-TBA Agency MBS (including derivative income) of approximately $26.8 million. During the three months ended September 30, 2015, we recognized a gain on derivatives-TBA Agency MBS (net of derivative income) of approximately $10.3 million. During the nine months ended September 30, 2015, we recognized a gain on derivatives-TBA Agency MBS (net of derivative income) of approximately $12.3 million. The types of securities involved in these TBA contracts are Fannie Mae and Freddie Mac 15-year fixed-rate securities with coupons ranging from 2.5% to 3.0%. At September 30, 2016, the net notional position of the TBA Agency MBS was approximately $355 million. At September 30, 2015, the notional amount of the TBA Agency MBS was approximately $690 million.

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

NOTE 16. OTHER EXPENSES

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(in thousands)
Legal and professional fees	$177	$139	$490	$469
Printing and stockholder communications	15	12	175	160
Directors and Officers insurance	123	124	375	375
DERs expense	101	94	302	265
Amortization of restricted stock	79	24	237	73
Software implementation and maintenance	179	85	593	248
Administrative service fees	38	40	115	123
Rent	128	127	383	378
Stock exchange and filing fees	50	40	148	122
Custodian and clearing fees	47	65	169	195
Sarbanes-Oxley consulting fees	30	30	90	85
Commissions - Eurodollar Futures Contracts	-	15	44	15
Board of directors fees and expenses	83	97	234	254
Securities data services	100	93	300	252
Leasing commissions on rental properties	9	21	29	49
Other expenses on rental properties	68	74	207	162
Depreciation expense on rental properties	113	110	338	329
Property insurance on rental properties	28	32	84	86
Management fee for rental properties	42	40	125	117
Property taxes on rental properties	77	45	230	157
Recovery on Lehman receivable	(58)	-	(58)	(192)
Other	64	49	141	147
Total of other expenses	$1,493	$1,356	$4,751	$3,869

NOTE 17. SUBSEQUENT EVENTS

 Effective October 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.6635 shares of our common stock to 4.7329 shares of our common stock based upon the common stock dividend of $0.15 that was declared on September 15, 2016.

From October 1, 2016 through November 4, 2016, we issued an aggregate of 51,300 shares of common stock at a weighted average price of $4.92 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $252 thousand.

From October 1, 2016 through November 4, 2016, we issued an aggregate of 8,218 shares of Series C Preferred Stock at a weighted average price of $24.97 per share, resulting in net proceeds to us of approximately $203 thousand.

From October 1, 2016 through November 4, 2016, we repurchased an aggregate of 80,421 shares of our common stock at a weighted average price of $4.78 per share under our share repurchase program.

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

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code. As long as we retain our REIT status, we generally will not be subject to federal or state income taxes to the extent that we distribute our income to our stockholders, and we routinely distribute to our stockholders substantially all of the income generated from our operations. In order to qualify as a REIT, we must meet various ongoing requirements under the tax law, including requirements relating to the composition of our assets, the nature of our gross income, minimum distribution requirements and requirements relating to the ownership of our stock. We believe that we currently meet all of these requirements and that we will continue to qualify as a REIT.

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

Our MBS Portfolio

The table below provides the asset allocation among our Agency MBS, Non-Agency MBS and residential mortgage loans held-for-investment at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

	September 30,		December 31,
	2016		2015
	Dollar Amount	Percentage	Dollar Amount	Percentage

Agency MBS	$4,058,614	73.81%	$4,892,782	74.77%
Non-Agency MBS	644,216	11.72	682,061	10.42
Total MBS	4,702,830	85.53	5,574,843	85.19%
Residential mortgage loans held-for-investment	795,527	14.47	969,172	14.81
Total mortgage-related assets	$5,498,357	100.00%	$6,544,015	100.00%

When we change the allocation of our investment portfolio, our annualized yields and cost of financing will change. As previously discussed, our investment decisions are not driven solely by projected annualized yields but also by taking into account the uncertainty of faster or slower prepayments, extension risk and credit-related events.

At September 30, 2016 and December 31, 2015, the fair value of our MBS portfolio (which consists primarily of Agency MBS and Non-Agency MBS) and its allocation were approximately as follows:

	September 30,	December 31,
	2016	2015
	(dollar amounts in thousands)
Fair value of MBS	$4,702,830	$5,574,843
Adjustable-rate Agency MBS (less than 1 year reset)	42%	38%
Adjustable-rate Agency MBS (1-2 year reset)	-	7
Adjustable-rate Agency MBS (2-3 year reset)	4	3
Adjustable-rate Agency MBS (3-4 year reset)	9	7
Adjustable-rate Agency MBS (4-5 year reset)	2	7
Adjustable-rate Agency MBS (5-7 year reset)	10	5
Adjustable-rate Agency MBS (7-10 year reset)	-	6
Total Adjustable-Rate Agency MBS	67%	73%
15-year fixed-rate Agency MBS	16	12
20-year and 30-year fixed-rate Agency MBS	3	3
Non-Agency MBS	14	12
Total MBS	100%	100%

Our Manager

We are externally managed and advised by Anworth Management LLC, or our Manager. Our Manager is supervised and directed by our board of directors, or our Board. Our day-to-day operations are conducted by our Manager through the authority delegated to it under the Management Agreement between us and our Manager (which we refer to as the “Management Agreement”) and pursuant to the policies established by our Board.

Our Manager will also perform such other services and activities relating to our assets and operations as may be appropriate. In exchange for services provided, our Manager receives a management fee paid monthly in arrears in an amount equal to one-twelfth of 1.20% of our Equity (as defined in the Management Agreement).

Results of Operations

Three Months Ended September 30, 2016 as Compared to September 30, 2015

For the three months ended September 30, 2016, our net income to common stockholders was $26.6 million, or $0.27 per diluted share, based on a weighted average of 100.6 million diluted shares outstanding. This included net income of $28.3 million and the payment of preferred dividends of $1.7 million. For the three months ended September 30, 2015, our net loss to common stockholders was $23.5 million, or $(0.23) per diluted share, based on a weighted average of 102.4 million diluted shares outstanding. This included a net loss of $21.8 million minus the payment of preferred dividends of $1.6 million.

Net operating income for the three months ended September 30, 2016 totaled $19.2 million, or 44.4% of gross income, as compared to $25 million, or 50.1% of gross income, for the three months ended September 30, 2015. Net operating income is comprised of the interest income earned on mortgage investments (net of premium amortization expense) and other income less interest expense from borrowings.

Interest and other income, net of premium amortization expense, for the three months ended September 30, 2016 was $36.1 million, as compared to $37.2 million for the three months ended September 30, 2015, a decrease of 3.0%, due primarily to a decrease in the weighted average MBS outstanding, from $6.58 billion during the three months ended September 30, 2015 to approximately $4.51 billion during the three months ended September 30, 2016, partially offset by an increase in the weighted average coupons on MBS, from 2.75% during the three months ended September 30, 2015 to 3.04% during the three months ended September 30, 2016, a decrease in premium amortization expense of $5.5 million, an increase in income on residential mortgage loans of approximately $4.2 million (due primarily to starting this activity in May 2015), and an increase in income on residential properties of $25 thousand.

Interest expense for the three months ended September 30, 2016 was approximately $16.9 million, as compared to approximately $12.2 million for the three months ended September 30, 2015, an increase of approximately 38.3%, which resulted primarily from an increase in interest expense on asset-backed securities issued by securitization trusts of approximately $4.2 million (due primarily to starting this activity in May 2015), partially offset by a decrease in the average borrowings outstanding, from $5.96 billion at September 30, 2015 to $3.96 billion at September 30, 2016, and a decrease in the weighted average interest rates, after giving effect to the swap agreements, from 1.21% at September 30, 2015 to 1.20% at September 30, 2016.

During the three months ended September 30, 2016, premium amortization expense decreased $5.5 million, or 43.8%, to $7.1 million from $12.6 million during the three months ended September 30, 2015, due primarily to a decrease in projected prepayment rates.

The CPR assumptions used in our projection of long-term CPR percentages are based primarily on historical prepayment rates on our MBS assets as well as assumptions about future mortgage rates and their expected impact on future prepayments.

The following table shows the prepayment of principal of our Agency MBS and Non-Agency MBS which occurred during each of the following quarters:

	2016			2015
Portfolio	First Quarter	Second Quarter	Third Quarter	First Quarter	Second Quarter	Third Quarter
Agency MBS and Non-Agency MBS	17%	19%	24%	14%	19%	21%

During the three months ended September 30, 2016 and 2015, we sold approximately $87 million of Agency MBS and recognized a gain of approximately $1.2 million.

During the three months ended September 30, 2016, we sold approximately $11 million of our interest in residential mortgage loans and realized a net gain of approximately $716 thousand.

During the three months ended September 30, 2016, we had a gain on interest rate swaps of approximately $8.1 million, due primarily to approximately $3.5 million in net cash settlements, approximately $0.8 million in AOCI amortization, and the difference of approximately $12.4 million in the change in fair value of the interest rate swaps. During the three months ended September 30, 2015, there was a loss on interest rate swaps of approximately $51 million, which consisted primarily of $10.5 million in net cash settlements, approximately $4.5 million in AOCI amortization and the difference of approximately $36 million in the change in fair value of the interest rate swaps.

During the three months ended September 30, 2016, we recognized a gain of approximately $3.4 million on TBA Agency MBS, net of derivative income, as compared to a gain on TBA Agency MBS, net of derivative income, of approximately $10.3 million during the three months ended September 30, 2015.

Also during the three months ended September 30, 2016, we had a loss of approximately $2.1 million on our Eurodollar Futures Contracts, as compared to a loss of approximately $2.6 million on our Eurodollar Futures Contracts during the three months ended September 30, 2015.

Total operating expenses were approximately $3.4 million for the three months ended September 30, 2016, as compared to total operating expenses of approximately $3.5 million for the three months ended September 30, 2015.

For the three months ended September 30, 2016, we incurred management fees of approximately $1.9 million, as compared to management fees of approximately $2.2 million for the three months ended September 30, 2015, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the three months ended September 30, 2015. “Other expenses” increased $137 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

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

Nine Months Ended September 30, 2016 as Compared to September 30, 2015

For the nine months ended September 30, 2016, our net income to common stockholders was $1.8 million, or $0.02 per diluted share, based on a weighted average of 96.6 million diluted shares outstanding. This included net income of $6.7 million and the payment of preferred dividends of $4.9 million. For the nine months ended September 30, 2015, our net loss to common stockholders was $23 million, or $(0.22) per diluted share, based on a weighted average of 104.6 million diluted shares outstanding. This included a net loss of $18.2 million minus the payment of preferred dividends of $4.8 million.

Net operating income for the nine months ended September 30, 2016 totaled $52.2 million, or 38.4% of gross income, as compared to $79.2 million, or 55% of gross income, for the nine months ended September 30, 2015.

Interest and other income, net of premium amortization expense, for the nine months ended September 30, 2016 was $105.2 million, as compared to $107.3 million for the nine months ended September 30, 2015, a decrease of 1.9%, due primarily to a decrease in the weighted average MBS outstanding, from $6.83 billion during the nine months ended September 30, 2015 to approximately $4.84 billion during the nine months ended September 30, 2016, partially offset by an increase in the weighted average coupons on MBS, from 2.69% during the nine months ended September 30, 2015 to 2.97% for the nine months ended September 30, 2016, an increase in income on residential mortgage loans of approximately $21.5 million (due to this activity starting in May 2015), an increase in income on residential properties of $85 thousand, and a decrease in premium amortization expense of $5.9 million.

Interest expense for the nine months ended September 30, 2016 was approximately $53 million, as compared to approximately $28 million for the nine months ended September 30, 2015, an increase of approximately 89%, which resulted primarily from an increase interest expense on asset-backed securities issued by securitization trusts of approximately $20.1 million (due to this activity starting in May 2015) and an increase in the weighted average interest rates, after giving effect to the swap agreements, from 1.11% at September 30, 2015 to 1.28% at September 30, 2016, partially offset by a decrease in the average borrowings outstanding, from $6.18 billion at September 30, 2015 to $4.25 billion at September 30, 2016.

During the nine months ended September 30, 2016, premium amortization expense decreased $5.9 million, or 16.0%, to $30.8 million from $36.7 million during the nine months ended September 30, 2015, due primarily to the unamortized premium being lower, on average, during the third quarter of 2016 as compared to the third quarter of 2015 due to sales and prepayments that occurred during 2015 and during the nine months ended September 30, 2016, partially offset by an increase in actual and projected prepayment rates.

During the nine months ended September 30, 2016, we sold approximately $404 million of Agency MBS and realized a net loss of approximately $2 million. We did not sell any Agency MBS during the nine months ended September 30, 2015. During the nine months ended September 30, 2016, we realized a net gain of approximately $749 thousand on the sales of residential mortgage loans. During the nine months ended September 30, 2015, we sold approximately $27 million of Non-Agency MBS and realized a net loss of approximately $76 thousand. We did not sell any residential mortgage loans or Non-Agency MBS during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016, we had a loss on interest rate swaps of approximately $58.2 million, due primarily to approximately $14.5 million in net cash settlements, approximately $5.7 million in AOCI amortization, and the difference of approximately $38.0 million in the change in fair value of the interest rate swaps. During the nine months ended September 30, 2015, there was a loss on interest rate swaps of approximately $92.4 million, which consisted primarily of $32 million in net cash settlements, approximately $17 million in AOCI amortization and the difference of a $43 million loss in the change in fair value of the interest rate swaps.

During the nine months ended September 30, 2016, we recognized a gain of approximately $26.8 million on TBA Agency MBS, net of derivative income, as compared to a gain on TBA Agency MBS, net of derivative income, of approximately $12.3 million during the nine months ended September 30, 2015.

Also during the nine months ended September 30, 2016, we had a loss of approximately $3.4 million on our Eurodollar Futures Contracts as compared to a loss of approximately $6.6 million on our Eurodollar Futures Contracts during the nine months ended September 30, 2015.

Total operating expenses were approximately $10.7 million for the nine months ended September 30, 2016, as compared to approximately $10.6 million for the nine months ended September 30, 2015.

For the nine months ended September 30, 2016, we incurred management fees of approximately $6.0 million, as compared to management fees of approximately $6.7 million for the nine months ended September 30, 2015, due primarily to management fees being calculated as a percentage of stockholders’ equity (excluding accumulated other comprehensive income), which decreased as compared to the nine months ended September 30, 2015. “Other expenses” increased $882 thousand as detailed in Note 16 to the accompanying unaudited consolidated financial statements.

Financial Condition

MBS Portfolio

At September 30, 2016, we held Agency MBS which had an amortized cost of approximately $3.97 billion, consisting primarily of $3.1 billion of adjustable-rate MBS and $874 million of fixed-rate MBS. This amount represented an approximately 18.1% decrease from the $4.84 billion held at December 31, 2015.

Of the adjustable-rate Agency MBS owned by us, approximately 62% were adjustable-rate pass-through certificates which had coupons that reset within one year. The remaining 38% consisted of hybrid adjustable-rate Agency MBS that have an initial interest rate that is fixed for a certain period, usually one to ten years, and thereafter adjust annually for the remainder of the term of the loan.

At September 30, 2016, our Non-Agency MBS had an amortized cost of approximately $647 million, a fair value of approximately $644.2 million, and a principal balance of approximately $774.5 million.

At December 31, 2015, our Non-Agency MBS had an amortized cost of approximately $679.6 million, a fair value of approximately $682.1 million, and a principal balance of approximately $820.3 million.

The following table presents a schedule of the fair value of our MBS owned at September 30, 2016 and December 31, 2015, classified by type of issuer (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
Agency	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage

Fannie Mae (FNM)	$2,363,669	50.2%	$2,892,722	51.9%
Freddie Mac (FHLMC)	1,686,149	35.9	1,990,095	35.7
Ginnie Mae (GNMA)	8,796	0.2	9,965	0.2
Non-Agency MBS	644,216	13.7	682,061	12.2
Total MBS	$4,702,830	100.0%	$5,574,843	100.0%

The following table presents a schedule of the fair value of our MBS owned at September 30, 2016 and December 31, 2015, classified by type of interest rate index (dollar amounts in thousands):

	September 30, 2016		December 31, 2015
Index	Fair Value	Portfolio Percentage	Fair Value	Portfolio Percentage
Agency MBS:
One-month LIBOR	$728	-%	$856	-%
Six-month LIBOR	30,593	0.7	37,331	0.7
One-year LIBOR	2,992,110	63.6	3,847,628	69.0
Six-month certificate of deposit	637	-	685	-
Six-month constant maturity treasury	72	-	113	-
One-year constant maturity treasury	139,514	3.0	163,681	3.0
Cost of Funds Index	8,219	0.2	10,299	0.2
15-year fixed-rate	727,170	15.4	646,958	11.6
20-year and 30-year fixed-rate	159,571	3.4	185,231	3.3
Total Agency MBS	$4,058,614	86.3%	$4,892,782	87.8%
Non-Agency MBS	644,216	13.7	682,061	12.2
Total MBS	$4,702,830	100.0%	$5,574,843	100.0%

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

At September 30, 2016, we had approximately $355 million in net notional position of TBA Agency MBS, as compared to approximately $690 million in notional amount of TBA Agency MBS at December 31, 2015.

Agency MBS

The weighted average coupons and average amortized costs of our Agency MBS at September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 were as follows:

	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015
Agency MBS Portfolio:
Weighted Average Coupon:
Adjustable-rate Agency MBS	2.75%	2.66%	2.65%	2.58%
Hybrid adjustable-rate Agency MBS	2.44	2.44	2.42	2.40
15-year fixed-rate Agency MBS	2.65	2.71	2.71	2.71
20-year and 30-year fixed-rate Agency MBS	4.29	4.29	4.30	4.31
Total Agency MBS	2.70%	2.66%	2.64%	2.59%
Average Amortized Cost:
Adjustable-rate Agency MBS	102.95%	102.92%	103.19%	103.08%
Hybrid adjustable-rate Agency MBS	102.94	102.89	103.12	103.28
15-year fixed-rate Agency MBS	102.73	102.53	102.65	102.91
20-year and 30-year fixed-rate Agency MBS	103.10	101.28	103.10	103.15
Total Agency MBS	102.92%	102.87%	103.09%	103.14%
Current yield on Agency MBS (weighted average coupon divided by average amortized cost)	2.62%	2.59%	2.56%	2.51%

At September 30, 2016 and December 31, 2015, the unamortized net premium paid for our Agency MBS was approximately $114.1 million and $147.5 million, respectively.

At September 30, 2016, the current yield on our Agency MBS was 2.62%. At December 31, 2015, the current yield on our Agency MBS was 2.51%. This increase was due primarily to an increase in the weighted average coupon. As reflected in the trend above, the weighted average coupon on our Agency MBS had increased by an average of approximately 11 basis points per quarter over the past four quarters.

For the three months ended September 30, 2016, the weighted average coupon for our total Agency MBS increased by 4 basis points from the prior quarter.

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

Our Non-Agency MBS were either issued before 2008 or were recently issued and collateralized by currently non-performing residential mortgage loans that were originated before 2008. The following table summarizes our Non-Agency MBS portfolio at September 30, 2016 and December 31, 2015 (dollar amounts in thousands):

September 30, 2016

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$50,851	$50,875	$62,159	82%	4.57%	5.18%
Alt-A	391,408	390,603	502,565	78%	5.33%	5.40%
Subprime	49,795	50,229	52,728	95%	4.43%	5.20%
Non-performing	152,176	155,317	157,039	99%	4.65%	5.46%
Paydowns receivable	(14)	-	-	-	-	-
Total Non-Agency MBS	$644,216	$647,024	$774,491	84%	5.07%	5.38%
December 31, 2015

				Weighted Average
Mortgage Loan Type	Fair Value	Amortized Cost	Contractual Principal	Amortized Cost	Coupon	Yield

Prime	$54,767	$55,387	$69,059	80%	4.52%	5.85%
Alt-A	432,654	426,435	548,488	78%	5.30%	5.52%
Subprime	53,416	53,940	56,729	95%	4.38%	5.46%
Non-performing	141,112	143,822	146,033	98%	4.64%	5.51%
Paydowns receivable	112	-	-	-	-	-
Total Non-Agency MBS	$682,061	$679,584	$820,309	83%	5.05%	5.54%

At September 30, 2016 and December 31, 2015, the unamortized net discount on our Non-Agency MBS was approximately $127.5 million and $140.7 million, respectively.

Residential Mortgage Loans Held-for-Investment

At September 30, 2016, we owned approximately $16 million of subordinated pieces of certain securitization trusts. The underlying mortgage loans (both the subordinated classes we own and the classes senior to ours) held in the securitization trusts (classified as residential mortgage loans held-for-investment) and the related financing (asset-backed securities issued by the securitization trusts, which are the classes senior to our investment) are consolidated on our consolidated balance sheets and are carried at cost. See Note 4 to the unaudited consolidated financial statements for more information regarding consolidation of the securitization trusts. See Note 8 to the accompanying unaudited consolidated financial statements for more information regarding the fair value of these investments and their related financing.

MBS Financing

The following information pertains to our repurchase agreement borrowings at September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015:

	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015
	(dollar amounts in thousands)
Repurchase agreements for Agency MBS	$3,540,000	$3,650,000	$3,885,000	$4,430,000
Repurchase agreements for Non-Agency MBS	400,800	425,445	475,991	485,528
Total repurchase agreements outstanding	$3,940,800	$4,075,445	$4,360,991	$4,915,528
Average repurchase agreements outstanding	$3,958,567	$4,162,125	$4,653,688	$5,520,559
Maximum monthly amount during the quarter	$3,960,313	$4,284,604	$4,699,246	$5,671,121
Average interest rate on outstanding repurchase agreements	0.85%	0.83%	0.83%	0.73%
Average days to maturity	34 days	32 days	28 days	27 days
Average interest rate after adjusting for interest rate swaps	1.16%	1.20%	1.28%	1.39%
Weighted average maturity after adjusting for interest rate swaps	478 days	547 days	669 days	736 days

At September 30, 2016, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	1,820,000	0.69	399,700	2.14	2,219,700	0.95
30 days to 90 days	1,720,000	0.72	1,100	1.93	1,721,100	0.72
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$3,540,000	0.71%	$400,800	2.14%	$3,940,800	0.85%
Weighted average maturity	36 days		15 days		34 days
Weighted average interest rate after adjusting for interest rate swaps					1.16%
Weighted average maturity after adjusting for interest rate swaps					478 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$3,836,791		$521,364		$4,358,155

At December 31, 2015, the repurchase agreements had the following balances (dollar amounts in thousands), weighted average interest rates and remaining weighted average maturities:

	Agency MBS		Non-Agency MBS		Total MBS
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate

Overnight	$-	-%	$-	-%	$-	-%
Less than 30 days	2,710,000	0.60	485,528	1.91	3,195,528	0.80
30 days to 90 days	1,720,000	0.60	-	-	1,720,000	0.60
Over 90 days to less than 1 year	-	-	-	-	-	-
1 year to 2 years	-	-	-	-	-	-
Demand	-	-	-	-	-	-
	$4,430,000	0.60%	$485,528	1.91%	$4,915,528	0.73%
Weighted average maturity	28 days		14 days		27 days
Weighted average interest rate after adjusting for interest rate swaps					1.39%
Weighted average maturity after adjusting for interest rate swaps					736 days
MBS pledged as collateral under the repurchase agreements and interest rate swaps	$4,694,731		$596,831		$5,291,562

The balance of the amounts of repurchase agreements outstanding and the balances for the averages on the repurchase agreements outstanding have been declining due to the Company’s repurchases of its common stock, which is the basis for the leveraging of the repurchase agreements.

The average interest rate on outstanding repurchase agreements after adjusting for all interest rate swaps decreased from 1.39% at December 31, 2015 to 1.16% at September 30, 2016, due primarily to the decrease in the notional amount of interest rate swaps outstanding with higher interest rates. The weighted average term to next rate adjustment after adjusting for all interest rate swaps decreased from 736 days at December 31, 2015 to 478 days at September 30, 2016, due primarily to the decrease in the average maturity of our swap agreements as shown in the table on the following page.

Relative to our MBS portfolio at September 30, 2016, all of our repurchase agreements were fixed-rate term repurchase agreements with original maturities ranging from 29 days to three months. At September 30, 2016, we had borrowed funds under repurchase agreements with 19 different financial institutions. As the repurchase agreements mature, we enter into new repurchase agreements to take their place. Because we borrow money based on the fair value of our MBS and because increases in short-term interest rates or increasing market concern about the liquidity or value of our MBS can negatively impact the valuation of MBS, our borrowing ability could be reduced and lenders may initiate margin calls in the event short-term interest rates increase or the value of our MBS declines for other reasons. Typically, most margin calls by lenders arise each month due to prepayments. The value of the MBS pledged is reduced by an amount equal to any prepaid principal in order to reestablish the required ratio of borrowing to collateral value. The pledging of additional collateral is usually done on the same day or the following day. We had adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements during the three months ended September 30, 2016, but there can be no assurance we will have adequate cash flow, liquid assets and unpledged collateral with which to meet our margin requirements in the future.

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

The following table relates to our interest rate swaps and Eurodollar Futures Contracts at September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015:

	September 30,	June 30,	March 31,	December 31,
	2016	2016	2016	2015

Aggregate notional amount of interest rate swaps	$2.046 billion	$2.496 billion	$3.326 billion	$3.866 billion
Average maturity of interest rate swaps	2.5 years	2.4 years	2.4 years	2.6 years
Weighted average fixed rate paid on interest rate swaps	1.34%	1.26%	1.23%	1.24%
Aggregate notional amount of Eurodollars Futures Contracts	$2.35 billion	$3.35 billion	$3.95 billion	$4.55 billion

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

After August 22, 2014, none of our interest rate swaps were designated for hedge accounting. For both terminated interest rate swaps and the de-designated interest rate swaps, as long as there is the probability that the forecasted transactions that were being hedged (i.e., rollovers of our repurchase agreement borrowings) are still expected to occur, the amount of the gain or loss in AOCI related to these interest rate swaps in AOCI remains in AOCI and is amortized over the remaining term of the interest rate swaps. At September 30, 2016, the net unrealized loss in AOCI on the interest rate swaps was approximately $18.4 million as compared to a net unrealized loss of approximately $24.6 million at December 31, 2015.

Each Eurodollar Futures Contract embodies $1 million of notional value. We do not designate these contracts as hedges for accounting purposes. As a result, realized and unrealized changes in fair value are recognized in earnings in the period in which the changes occur. At September 30, 2016, we had 2,350 Eurodollar Futures Contracts representing $2.35 billion in notional amount.

The effective term of these contracts is three months. At September 30, 2016, the cash held by the broker on the Eurodollar Futures Contracts was approximately $580 thousand, which is included in “Restricted cash,” and there was a derivative asset of approximately $114 thousand. At December 31, 2015, we had 4,550 Eurodollar Futures Contracts representing $4.55 billion in notional amount. The effective term of these contracts was three months.

For more information on the amounts, policies, objectives and other qualitative data on our derivatives, see Notes 1, 8 and 14 to the accompanying unaudited consolidated financial statements.

Residential Properties Portfolio

At September 30, 2016, we owned 88 single-family residential properties which are all located in Southeastern Florida and are carried at a total cost, net of accumulated depreciation, of approximately $14.3 million. At December 31, 2015, we owned 88 single-family residential properties that were carried at a total cost, net of accumulated depreciation, of approximately $14.4 million.

Liquidity and Capital Resources

Agency MBS and Non-Agency MBS Portfolios

Our primary source of funds consists of repurchase agreements which totaled approximately $3.94 billion at September 30, 2016. As collateral for the repurchase agreements and interest rate swaps, we had pledged approximately $3.84 billion in Agency MBS and approximately $521 million in Non-Agency MBS. Our other significant sources of funds for the three months ended September 30, 2016 consisted of payments of principal from our Agency MBS portfolio in the amount of approximately $280 million.

For the three months ended September 30, 2016, there was a net decrease in cash and cash equivalents of approximately $4.0 million. This consisted of the following components:

•

Net cash used in operating activities for the three months ended September 30, 2016 was approximately $62.4 million. This was comprised primarily of net income of approximately $28.3 million and adding back the following non-cash items: the amortization of premiums and discounts on Agency MBS of approximately $7.1 million; depreciation on rental properties of approximately $113 thousand; amortization of restricted stock of $79 thousand; a loss on Eurodollar Futures Contracts of approximately $2.1 million, offset by a gain on interest rate swaps of approximately $8.1 million; periodic net settlements on interest rate swaps of approximately $3.4 million; a gain on the sales of Agency MBS of approximately $1.2 million; a gain on TBA Agency MBS, net of derivative income, of approximately $3.4 million; accretion of discount on Non-Agency MBS of approximately $0.2 million; accretion of discount on residential mortgage loans of $87 thousand; a gain on Agency MBS held as trading investments of approximately $1.1 million; a gain on the sales of residential mortgage loans of approximately $716 thousand; and recovery on Non-Agency MBS of approximately $1 thousand. Net cash used in operating activities also included a decrease in accrued expenses of approximately $0.6 million; an increase in interest receivable of approximately $2.2 million; an increase in accrued interest payable of approximately $0.3 million; an increase in prepaid expense and other assets of approximately $86.3 million; and a decrease in restricted cash of approximately $6.7 million;

•

Net cash provided by investing activities for the three months ended September 30, 2016 was approximately $205.4 million, which consisted of $280 million from principal payments on Agency MBS; proceeds from sales of residential mortgage loans of $11.7 million and of Agency MBS of $88.3 million; principal payments on residential mortgage loans held-for-investment of $122 thousand; and principal payments on Non-Agency MBS of approximately $16.1 million, partially offset by purchases of residential properties of approximately $91 thousand; purchases of Agency MBS of approximately $185.8 million and purchases of Non-Agency MBS of approximately $4.9 million; and

•

Net cash used in financing activities for the three months ended September 30, 2016 was approximately $146.9 million. This consisted of borrowings on repurchase agreements of approximately $5.969 billion, offset by repayments on repurchase agreements of approximately $6.103 billion; the termination of de-designated interest rate swaps of approximately $1.3 million; common stock repurchased of approximately $1.3 million, net of proceeds from common stock issued; dividends paid of approximately $14.4 million on common stock; and dividends paid of approximately $1.6 million on preferred stock, partially offset by net settlements on TBA Agency MBS of approximately $5.5 million; and proceeds on Series C Preferred Stock issued of approximately $0.8 million.

At September 30, 2016, our leverage (excluding the asset-backed securities issued by securitization trusts) on capital (including all preferred stock and junior subordinated notes) decreased from 6.65x at December 31, 2015 to 5.46x at September 30, 2016. The decrease in our leverage was due primarily to a decrease in repurchase agreements outstanding, from $4.915 billion at December 31, 2015 to $3.941 billion at September 30, 2016.

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

During the three months ended September 30, 2016, we raised approximately $299 thousand in capital under our 2015 Dividend Reinvestment and Stock Purchase Plan.

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

On March 3, 2015, we entered into an At Market Issuance Sales Agreement (the “MLV Sales Agreement”) with MLV & Co. LLC (“MLV”), pursuant to which we may offer and sell from time to time through MLV, as our agent, up to $200,000,000 aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to MLV, in accordance with the terms and conditions set forth in the MLV Sales Agreement. During the three months ended September 30, 2016, we sold an aggregate of 4,367 shares of our Series C Preferred Stock under the MLV Sales Agreement, which provided net proceeds to us of approximately $108 thousand. On August 10, 2016, the MLV Sales Agreement was terminated and we entered into a new At Market Issuance Sales Agreement (the “FBR Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), pursuant to which we may offer and sell from time to time through FBR, as our agent, up to $196,615,000 maximum aggregate amount of our common stock, Series B Preferred Stock and Series C Preferred Stock, in such amounts as we may specify by notice to FBR, in accordance with the terms and conditions as set forth in the FBR Sales Agreement. FBR is an affiliate of MLV and we entered into the FBR Sales Agreement to reflect that the agent is now FBR as opposed to MLV. During the three months ended September 30, 2016, we sold an aggregate of 29,328 shares of our Series C Preferred Stock under the FBR Sales Agreement, which provided net proceeds to us of approximately $729 thousand. At September 30, 2016, there was approximately $195.9 million available for sale and issuance under the FBR Sales Agreement.

On October 3, 2011, we announced that our Board had authorized a share repurchase program which permits us to acquire up to 2,000,000 shares of our common stock. The shares are expected to be acquired at prevailing prices through open market transactions. The manner, price, number and timing of share repurchases will be subject to market conditions and applicable SEC rules. Our Board also authorized the Company to purchase an amount of our common stock up to the amount of common stock sold through our 2015 Dividend Reinvestment and Stock Purchase Plan. Subsequently, our Board authorized the Company to acquire an aggregate of an additional 45,000,000 shares (pursuant to six separate authorizations) between December 13, 2013 and January 22, 2016. During the three months ended September 30, 2016, we repurchased an aggregate of 339,953 shares of our common stock at a weighted average price of $4.84 per share under our share repurchase program.

Disclosure of Contractual Obligations

During the three months ended September 30, 2016, there were no material changes outside the normal course of business to the contractual obligations identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Stockholders’ Equity

We use available-for-sale treatment for the majority of our MBS, which are carried on our balance sheets at fair value rather than historical cost. Based upon this treatment, our total equity base at September 30, 2016 was approximately $659.7 million. Common stockholders’ equity was approximately $598.7 million, or a book value of $6.25 per share. Common stockholders’ equity serves as the basis for how book value per common share is calculated.

Under available-for-sale accounting treatment, unrealized fluctuations in fair values of MBS are assessed to determine whether they are other-than-temporary. To the extent we determine that these unrealized fluctuations are temporary, they do not impact GAAP income or taxable income but rather are reflected on our balance sheets by changing the carrying value of these assets and reflecting the change in stockholders’ equity under “accumulated other comprehensive income, unrealized gain (loss) on available-for-sale securities.”

As a result of this mark-to-market accounting treatment, our book value and book value per share are likely to fluctuate far more than if we used historical amortized cost accounting on all of our assets. As a result, comparisons with some companies that use historical cost accounting for all of their balance sheets may not be meaningful.

Unrealized changes in the fair value of MBS have one significant and direct effect on our potential earnings and dividends: positive mark-to-market changes will increase our equity base and allow us to increase our borrowing capacity, while negative changes will tend to reduce borrowing capacity under our capital investment policy. A very large negative change in the net market value of our MBS might reduce our liquidity, requiring us to sell assets with the likely result of realized losses upon sale. “Accumulated other comprehensive income, unrealized gain” on available-for-sale Agency MBS was approximately $58.7 million, or 1.48% of the amortized cost of our Agency MBS, at September 30, 2016. This, along with “accumulated other comprehensive loss, derivatives” of approximately $18.4 million and “accumulated other comprehensive income, unrealized loss on available-for-sale Non-Agency MBS” of approximately $2.8 million, constitutes the total “accumulated other comprehensive income” of approximately $37.5 million.

Non-GAAP Financial Measures

In addition to the Company’s operating results presented in accordance with GAAP, the following tables include the following non-GAAP financial measures: Core Earnings (including per common share), total interest income and average asset yield, including TBA dollar roll income, paydown expense on Agency MBS, effective total interest expense and effective cost of funds. The first table below reconciles the Company’s net income to common stockholders for the three months ended September 30, 2016 to “Core Earnings” for the same period. Core Earnings represents net income to common stockholders (which is the nearest comparable GAAP measure), adjusted for the items shown in the table below. The second table below reconciles the Company’s total interest and other income for the three months ended September 30, 2016 (which is the nearest comparable GAAP measure) to the total interest income and average asset yield, including TBA dollar roll income and paydown expense on Agency MBS, and shows the annualized amounts as a percentage of the Company’s average earning assets, and also reconciles the Company’s total interest expense (which is the nearest comparable GAAP measure) to the effective total interest expense and effective cost of funds and shows the annualized amounts as a percentage of the Company’s average borrowings.

The Company’s management believes that these non-GAAP financial measures are useful because they provide investors with greater transparency to the information that the Company uses in its financial and operational decision making process. Management believes the inclusion of paydown expense on Agency MBS is more indicative of the current earnings potential of the Company’s investment portfolio, as it reflects the actual principal paydowns which occurred during the period. Paydown expense on Agency MBS is not dependent on future assumptions on prepayments or the cumulative effect from prior periods of any current changes to those assumptions, as is the case with the GAAP measure, “Premium amortization on Agency MBS.” Management also believes the presentation of these measures, when analyzed in conjunction with the Company’s GAAP operating results, allows investors to more effectively evaluate and compare the Company’s performance to that of its peers, particularly those that have discontinued hedge accounting and those that have used similar portfolio and derivative strategies. These non-GAAP financial measures should not be used as a substitute for the Company’s operating results for the three months ended September 30, 2016. An analysis of any non-GAAP financial measure should be used in conjunction with results presented in accordance with GAAP.

Core Earnings

	Three Months Ended
	September 30, 2016
	Amount	Per Share
	(in thousands)
Net income to common stockholders	$26,638	$0.28
Adjustments to derive core earnings:
Unrealized gain on Agency MBS held as trading investments	(1,148)	(0.01)
Gain on sales of Agency MBS	(1,206)	(0.01)
Gain on sales of residential mortgage loans held-for-investment	(716)	(0.01)
Gain on interest rate swaps	(8,141)	(0.08)
Gain on derivatives-TBA securities, net	(3,412)	(0.04)
Loss on derivatives-Eurodollar Futures Contracts	2,060	0.02
Recovery on Non-Agency MBS	1	-
Amortization of other comprehensive income on de-designated interest rate swaps(1)	87	-
Periodic net settlement on interest rate swaps after de-designation(2)	(3,443)	(0.04)
Dollar roll income on TBA securities(3)	3,477	0.04
Loss from expiration of Eurodollar Futures Contracts	(311)	-
Premium amortization on Agency MBS	7,078	0.07
Paydown expense(4)	(8,882)	(0.09)
Core earnings	$12,082	$0.13
Basic weighted average number of shares outstanding	95,881

(1)

This amount represents the amortization of the balance remaining in “accumulated other comprehensive income” as a result of the Company’s discontinuation of hedge accounting and is recorded in its statements of operations as a portion of interest expense in accordance with GAAP.

(2)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net income to common stockholders.

(3)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives-TBA Agency MBS, net” that is shown on the Company’s statements of operations.

(4)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.

Effective Net Interest Rate Spread

	Three Months Ended
	September 30, 2016
	Amount	Annualized Percentage
	(in thousands)
Average Asset Yield, Including TBA Dollar Roll Income:
Total interest and other income	$36,054	2.70%
Dollar roll income on TBA Agency MBS(1)	3,477	0.26%
Premium amortization on Agency MBS	7,078	0.53%
Paydown expense on Agency MBS(2)	(8,882)	-0.67%
Total interest income and average asset yield, including TBA dollar roll income	$37,727	2.82%
Effective Cost of Funds:
Total interest expense	$16,893	1.37%
Periodic net settlement on interest rate Swaps after de-designation(3)	3,443	0.28%
Amortization of other comprehensive income on de-designated Swaps(4)	87	0%
Loss on expiration of Eurodollar Futures Contracts	(311)	-0.03%
Effective total interest expense and effective cost of funds	$20,112	1.62%
Effective net interest rate spread		1.20%
Average earning assets	$5,344,533
Average borrowings	$4,954,807

(1)

Dollar roll income on TBA Agency MBS is the income resulting from the price discount typically obtained by extending the settlement of TBA Agency MBS to a later date. This is a component of the “Gain on derivatives-TBA Agency MBS, net” that is shown on the Company’s statements of operations.

(2)	Paydown expense on Agency MBS represents the proportional expense of Agency MBS purchase premiums relative to the Agency MBS principal payments and prepayments which occurred during the quarter.
(3)

Periodic net settlements on interest rate swaps after de-designation include all subsequent net payments made on interest rate swaps which were de-designated as hedges in August 2014. Net payments on the interest rate swaps made prior to de-designation are recognized in GAAP net income to common stockholders.

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

Valuation and Classification of Investment Securities

We carry our investment securities on our balance sheet at fair value. The fair values of our Agency MBS are generally based on third party bid price indications provided by certain dealers who make markets in such securities. If, in the opinion of management, one or more securities prices reported to us are not reliable or unavailable, management reviews the fair value based on characteristics of the security it receives from the issuer and available market information. The fair values reported reflect estimates and may not necessarily be indicative of the amounts we could realize in a current market exchange. We review various factors (i.e., expected cash flows, changes in interest rates, credit protection, etc.) in determining whether and to what extent an other-than-temporary impairment exists. To the extent that unrealized losses on our Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our securities, see Note 8 to the accompanying unaudited consolidated financial statements.

In determining the fair value of our Non-Agency MBS, management considers a number of observable market data points, including prices obtained from well-known major financial brokers that make markets in these instruments, pricing from independent pricing services, and timely trading activity in the marketplace. Management reviews these inputs in the valuation of our Non-Agency MBS. We understand that in order to determine the fair market value of a security, market participants not only consider the characteristics of the type of security and its underlying collateral but also take into consideration the historical performance data of the underlying collateral of that security including loan delinquency, loan losses and credit enhancement. In addition, we also collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid list results from various sources. To the extent that unrealized losses on our Non-Agency MBS are attributable to changes in interest rates and not credit quality, and because we did not have the intent at September 30, 2016 to sell these investments, nor is it not more likely than not that we will be required to sell these investments before recovery of their amortized cost bases, which may be at maturity, we do not consider these investments to be other-than-temporarily impaired. Losses (that are related to credit quality) on securities classified as available-for-sale, which are determined by management to be other-than-temporary in nature, are reclassified from “accumulated other comprehensive income (loss)” to current-period income (loss). For more detail on the fair value of our Non-Agency MBS, see Note 8 to the accompanying unaudited consolidated financial statements.

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

After August 22, 2014, when we discontinued hedge accounting, the gain or loss on the derivative remained in “accumulated other comprehensive income (loss)” and is reclassified into income when the forecasted transaction affects income. In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we carry the derivative at its fair value on our balance sheets, recognizing changes in the fair value in current-period income. At September 30, 2016, none of our derivative instruments were designated as hedges.

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

Actions of the Federal Reserve

At its December 2015 meeting, the Federal Open Market Committee, or the “FOMC,” increased the Fed Funds rate by 25 basis points and stated that it would be appropriate to gradually increase interest rates in 2016, as there had been considerable improvement in the labor market and it was reasonably confident that inflation will move back to the Federal Reserve’s optimal inflation target of 2%. At its September 2016 meeting, the FOMC kept the Fed Funds rate at its current level due to uncertainties in the economy and may only consider gradual rate hikes based on realized and expected economic conditions relative to the objectives of maximum employment and 2% inflation. The Federal Reserve stated that they did see some signs of improvement in the economy and kept open the possibility of an interest rate increase in December 2016. We cannot predict whether or when such other actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. While such programs are intended to aid economic activity, there are no assurances that this will occur. In fact, these actions could negatively affect the availability of financing and the quantity and quality of available products and/or cause changes in interest rates and the yield curve, any and each of which could materially adversely affect our business, results of operations and financial condition, as well as those of the entire mortgage sector in general.

Other Recent Activity

During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government and temporarily increase the debt ceiling. In December 2015, Congress passed a bill that would keep the government funded through September 30, 2016 and suspend the debt limit until March 2017. On September 29, 2016, Congress passed a bill that will provide temporary funding to the U.S. government through December 9, 2016. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and also on the securities in our portfolio.

Over the past several years, U.S. and British banking authorities assessed fines on several major financial institutions for LIBOR manipulation. LIBOR is an unregulated rate based on estimates that lenders submitted to the British Bankers’ Association, a trade group that compiled the information and published daily the LIBOR rate. On February 1, 2014, the administration of LIBOR was transferred from the British Banker’s Association to the Intercontinental Exchange Benchmark Administration, or the “IBA,” following authorization by the Financial Conduct Authority (the United Kingdom regulators). In October 2014, the IBA proposed a package of measures designed to make LIBOR more accurate and less susceptible to manipulation, including defining which trades can be used to calculate bank borrowing costs and to ensure the calculation of LIBOR is based on actual trades as opposed to estimates. This proposal is facing difficulty gaining acceptance amongst both banking organizations and U.S. and European regulators. The IBA continues to seek input on how LIBOR is used by corporations, banks and other users. At this time, we do not know what changes, if any, will be made by the IBA. The calculation of LIBOR under the IBA is the average of the interest rates that some of the world’s leading banks charge each other for short-term loans. It is unclear at this time how this change will affect the interest rates that repurchase agreement counterparties charge on borrowings in general and how they could specifically affect our borrowing agreements.

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

Subsequent Events

Effective October 1, 2016, the conversion rate of our Series B Preferred Stock increased from 4.6635 shares of our common stock to 4.7329 shares of our common stock based upon the common stock dividend of $0.15 per share that was declared on September 15, 2016.

From October 1, 2016 through November 4, 2016, we issued an aggregate of 51,300 shares of common stock at a weighted average price of $4.92 per share under our 2015 Dividend Reinvestment and Stock Purchase Plan, resulting in proceeds to us of approximately $252 thousand.

From October 1, 2016 through November 4, 2016, we issued an aggregate of 8,218 shares of Series C Preferred Stock at a weighted average price of $24.97 per share, resulting in net proceeds to us of approximately $203 thousand.

From October 1, 2016 through November 4, 2016, we repurchased an aggregate of 80,421 shares of our common stock at a weighted average price of $4.78 per share under our share repurchase program.

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

Interest Rate Risk

We primarily invest in adjustable-rate, hybrid adjustable-rate and fixed-rate mortgage assets. Hybrid mortgages are ARMs that have a fixed interest rate for an initial period of time (typically one to ten years) and then convert to an adjustable-rate for the remaining loan term. Our debt obligations are generally repurchase agreements of limited duration that are periodically refinanced at current market rates.

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

Further, our net income may vary somewhat as the spread between one-month interest rates and six- and twelve-month interest rates varies.

At September 30, 2016, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$727,170	15.5%	$-	-%
20-year and 30-year fixed-rate investments	159,571	3.4%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	544,604	11.6%	3,540,000	89.8
Greater than 3 months and less than 1 year	1,430,742	30.4%	-	-
Greater than 1 year and less than 2 years	22,175	0.5%	-	-
Greater than 2 years and less than 3 years	180,993	3.8%	-	-
Greater than 3 years and less than 4 years	443,089	9.4%	-	-
Greater than 4 years and less than 5 years	76,101	1.6%	-	-
Greater than 5 years and less than 7 years	474,169	10.1%	-	-
Greater than 7 years	-	0.0%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	37,436	0.8%	400,800	10.2
Hybrid MBS	29,976	0.6%	-	-
Fixed-rate MBS	576,804	12.3%	-	-
Total MBS Portfolio	$4,702,830	100.0%	$3,940,800	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

At December 31, 2015, our MBS and the related borrowings will prospectively reprice based on the following time frames (dollar amounts in thousands):

	Investments(1)(2)		Borrowings
	Amount	Percentage of Total Investments	Amount	Percentage of Total Borrowings
Agency MBS Portfolio:
Investment Type/Rate Reset Dates:
15-year fixed-rate investments	$646,958	11.6%	$-	-%
20-year and 30-year fixed-rate investments	185,231	3.3%	-	-
Adjustable-Rate Investments/Obligations:
Less than 3 months	788,664	14.2%	4,430,000	90.1
Greater than 3 months and less than 1 year	1,350,745	24.2%	-	-
Greater than 1 year and less than 2 years	401,714	7.2%	-	-
Greater than 2 years and less than 3 years	148,803	2.7%	-	-
Greater than 3 years and less than 4 years	414,022	7.4%	-	-
Greater than 4 years and less than 5 years	385,187	6.9%	-	-
Greater than 5 years and less than 7 years	254,001	4.6%	-	-
Greater than 7 years	317,457	5.7%	-	-
Non-Agency MBS Portfolio:
Floating-rate MBS (less than 3 months)(3)	46,380	0.8%	485,528	9.9
Hybrid MBS	38,705	0.7%	-	-
Fixed-rate MBS	596,864	10.7%	-	-
Paydowns receivable	112	0.0%	-	-
Total MBS Portfolio	$5,574,843	100.0%	$4,915,528	100.0%

(1)	Based on when they contractually reprice and does not consider the effect of any prepayments.
(2)	We assume that if the repricing of the investment is beyond 3 months but less than 4 months, it is included in the “Less than 3 months” category.
(3)	Floating-rate Non-Agency MBS are based on 1-month LIBOR.

Market Risk

Market Value Risk

The majority of our MBS are classified as available-for-sale assets. As such, they are reflected at fair value (i.e., market value) with the periodic adjustment to fair value (that is not considered to be an other-than-temporary impairment) reflected as part of “accumulated other comprehensive income” that is included in the equity section of our balance sheet. The market value of our assets can fluctuate due to changes in interest rates and other factors. At September 30, 2016, the fair value adjustment of our MBS reflected in AOCI increased to a positive adjustment (other comprehensive income) of approximately $55.9 million from a positive adjustment (other comprehensive income) at December 31, 2015 of approximately $25.5 million.

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

Liquidity Risk

Our primary liquidity risk arises from financing long-maturity MBS with short-term debt. The interest rates on our borrowings generally adjust more frequently than the interest rates on our adjustable-rate MBS. For example, at September 30, 2016, our Agency MBS had a weighted average term to next rate adjustment of approximately 23 months while our borrowings had a weighted average term to next rate adjustment of 34 days. After adjusting for interest rate swap transactions, the weighted average term to next rate adjustment was 478 days. Accordingly, in a period of rising interest rates, our borrowing costs will usually increase faster than our interest earnings from MBS. As a result, we could experience a decrease in net income or a net loss during these periods. Our assets that are pledged to secure short-term borrowings are high-quality liquid assets. As a result, we have been able to roll over our short-term borrowings as they mature. There can be no assurance that we will always be able to roll over our short-term debt.

During the past few years, there have been continuing liquidity and credit concerns surrounding the mortgage markets and the general global economy. While the U.S. government and other foreign governments have taken various actions to address these concerns, there are also concerns about the ability of the U.S. government to meet the obligations of the Budget Control Act of 2011 and to reduce its budget deficit and about possible future rating downgrades of U.S. sovereign debt and government-sponsored agency debt. During the past several years, Congress passed several interim measures to provide temporary funding to the U.S. government through September 30, 2016 and suspend the debt limit until March 2017. On September 29, 2016, Congress passed a bill that will provide temporary funding to the U.S. government through December 9, 2016. A failure by the U.S. government to reach agreement on future budgets and debt ceilings, reduce its budget deficit or a future downgrade of U.S. sovereign debt and government-sponsored agencies debt could have a material adverse effect on the U.S. economy and the global economy. These events could have a material adverse effect on our borrowing costs, the availability of financing and the liquidity and valuation of securities in general and the securities in our portfolio. As a result, there continues to be concerns about the potential impact on product availability, liquidity, interest rates and changes in the yield curve. While we have been able to meet all of our liquidity needs to date, there are still concerns in the mortgage sector about the availability of financing generally.

At September 30, 2016, we had unrestricted cash of approximately $17.1 million, $192 million in unpledged Agency MBS and $123 million in unpledged Non-Agency MBS available to meet margin calls on short-term borrowings that could be caused by asset value declines or changes in lender collateralization requirements.

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

Tabular Presentation

The information presented in the table below projects the impact of instantaneous parallel shifts in interest rates on our annual projected net income (relative to the unchanged interest rate scenario), and the impact of the same instantaneous parallel shifts on our projected MBS portfolio value (the value of our assets, including the value of any derivative instruments or hedges, such as interest rate swap agreements). These projections are based on investments in place at September 30, 2016 and include all of our interest rate sensitive assets, liabilities and hedges, such as interest rate swap agreements.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	–30%	–1.4%
–1%	–9%	–0.2%
0%	0%	0%
1%	–26%	–0.5%
2%	–63%	–2.2%

The information presented in the table below projects the impact of the same instantaneous parallel shifts in interest rates on our annual projected net income and projected MBS portfolio value compared to the base case used in the table above, and the only difference is that it excludes the effect of the interest rate swap agreements on both net operating income and portfolio value. As of September 30, 2016, the aggregate notional amount of our interest rate swap agreements was $2.046 billion and the weighted average maturity was 2.5 years.

Change in Interest Rates	Percentage Change in Projected Net Operating Income	Percentage Change in Projected Portfolio Value
–2%	23%	0.8%
–1%	43%	0.9%
0%	0%	0%
1%	–42%	–1.7%
2%	–113%	–4.4%

Item 4.	Controls and Procedures

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

There have been no material changes during the last quarter with regard to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015 and our Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.
(a)	Additional Disclosures. None.
(b)

Stockholder Nominations. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board during the quarter ended September 30, 2016. Please see the discussion of our procedures in our most recent proxy statement filed with the SEC on March 8, 2016 as DEF 14A.

Item 6.	Exhibits.

The following exhibits are either filed herewith or incorporated herein by reference:

Exhibit Number	Description
1.1

At Market Issuance Sales Agreement, dated March 3, 2015, among Anworth, Anworth Management LLC and MLV & Co. LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 6, 2015)

1.2

At Market Issuance Sales Agreement, dated August 10, 2016, among Anworth, Anworth Management LLC and FBR Capital Markets & Co. (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 10, 2016)

3.1

Amended Articles of Incorporation of Anworth (incorporated by reference from our Registration Statement on Form S-11, Registration No. 333-38641, which became effective under the Securities Act of 1933, as amended, on March 12, 1998)

3.2

Articles of Amendment to Amended Articles of Incorporation (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on May 14, 2003)

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
10.2*

2007 Dividend Equivalent Rights Plan (incorporated by reference from our Definitive Proxy Statement filed, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, with the SEC on April 26, 2007)

10.3*

2015 Dividend Reinvestment and Stock Purchase Plan (incorporated by reference from our Registration Statement on Form  S-3, Registration No. 333-202739, which became effective under the Securities Act of 1933, as amended, on March 25, 2015)

10.4

Termination Agreement, dated as of December 31, 2011, between Anworth and Lloyd McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Lloyd McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.5

Termination Agreement, dated as of December 31, 2011, between Anworth and Heather U. Baines, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Heather U. Baines, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.6

Termination Agreement, dated as of December 31, 2011, between Anworth and Joseph E. McAdams, with respect to the Employment Agreement, dated as of January 1, 2002, between Anworth and Joseph E. McAdams, as amended (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.7

Purchase Agreement dated as of March 15, 2005, by and among Anworth, Anworth Capital Trust I, TABERNA Preferred Funding I, Ltd., and Merrill Lynch International (incorporated by reference from our Current Report on Form 8-K filed with the SEC on March 16, 2005)

10.8

Second Amended and Restated Trust Agreement dated as of September 26, 2005 by and among Anworth, JPMorgan Chase Bank, National Association, Chase Bank USA, National Association, Lloyd McAdams, Joseph McAdams, Thad Brown and the several Holders, as defined therein (incorporated by reference from our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the SEC on March 16, 2006)

10.9*

Change in Control and Arbitration Agreement, dated June 27, 2006, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on June 28, 2006), as amended by Amendment to Anworth Mortgage Asset Corporation Change in Control and Arbitration Agreement, effective December 31, 2011, between Anworth and Charles J. Siegel (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.10

Amended and Restated Administrative Services Agreement dated August 20, 2010, between Anworth and PIA (incorporated by reference from our Current Report on Form 8-K filed with the SEC on August 20, 2010)

10.11

Management Agreement dated as of December 31, 2011 by and between Anworth and Anworth Management LLC (incorporated by reference from our Current Report on Form 8-K filed with the SEC on January 3, 2012)

10.12

Sublease dated as of January 26, 2012, between Anworth and PIA (incorporated by reference from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, as filed with the SEC on August 6, 2012)

31.1	Certification of the Principal Executive Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Principal Financial Officer, as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certifications of the Principal Executive Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications of the Principal Financial Officer provided pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL Instance Document
101	XBRL Taxonomy Extension Schema Document
101	XBRL Taxonomy Extension Calculation Linkbase Document
101	XBRL Taxonomy Definition Linkbase Document

Exhibit Number	Description
101	XBRL Taxonomy Extension Labels Linkbase Document
101	XBRL Taxonomy Extension Presentation Linkbase Document

*	Represents a management contract or compensatory plan, contract or arrangement in which any director or any of the named executives participates.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANWORTH MORTGAGE ASSET CORPORATION

Dated: November 7, 2016	/S/ JOSEPH LLOYD MCADAMS
Joseph Lloyd McAdams
Chairman of the Board, President and Chief Executive Officer
(Chief Executive Officer)

Dated: November 7, 2016	/s/ CHARLES J. SIEGEL
Charles J. Siegel
Chief Financial Officer
(Chief Financial Officer and Principal Accounting Officer)